Form 10-Q
period 1999-03-20
WHITMAN CORP/NEW/
filed 1999-06-04
CIK 1084230

FORM 10-Q
                      UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   March 20, 1999   (12 weeks)
                                ------------------------------

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission file number  001-15019


                                HEARTLAND TERRITORIES HOLDINGS, INC.
                 (Exact name of registrant as specified in its charter)

         Delaware                                              13-6167838
(State or other jurisdiction of                                    (I.R.S.
Employer incorporate or organization)                       Identification No.)

     700 Anderson Hill Road, Purchase, New York            10577
(Address of principal executive offices)                 (Zip Code)

                                 914-253-2000
                    (Registrant's telephone number, including area code)

                               N/A
(Former name, former address and former fiscal year, if changed since last report.)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES         NO   X

Number of shares of Capital Stock outstanding as of April 16, 1999:
54,000,000

                           PEPSICO BOTTLING OPERATIONS
                               (The Predecessor to
               HEARTLAND TERRITORIES HOLDINGS, INC. - See Note 1)

                                      INDEX



                                                                  Page No.

 Part I      Financial Information

       Condensed Combined Statements of Operations -
         12 Weeks Ended March 20, 1999 and March 21, 1998             2

       Condensed Combined Statements of Cash Flows -
         12 Weeks Ended March 20, 1999  and March 21, 1998            3

       Condensed Combined Balance Sheets -
         March 20, 1999  and December 26, 1998                        4

       Notes to Condensed Combined Financial Statements             5-7

       Management's Discussion and Analysis of Operations,
         Cash Flows, Liquidity and Capital Resources
         and Year 2000                                              8-12

       Independent Accountants' Review Report                        13

 Part II     Other Information and Signatures                      14-23

                         PART I - FINANCIAL INFORMATION

                           PEPSICO BOTTLING OPERATIONS
                               (The Predecessor to
               HEARTLAND TERRITORIES HOLDINGS, INC. - See Note 1)

                   CONDENSED COMBINED STATEMENTS OF OPERATIONS
                            (in millions, unaudited)

                                                 12 Weeks Ended
                                                3/20/99   3/21/98
  Net Sales
    United States...........................    $108.0    $109.7
    Central Europe..........................      21.6      21.5
                                                ------    ------
                                                 129.6     131.2
  Cost of Sales
    United States...........................      62.1      62.5
    Central Europe..........................      14.1      14.8
                                                ------    ------
                                                  76.2      77.3
  Gross Profit..............................      53.4      53.9

  Selling, Delivery and Administrative Expenses
    United States...........................      39.7      38.7
    Central Europe..........................      17.2      13.8
    Allocated division and PepsiCo corporate
    costs...................................       3.9       3.8
                                                ------    ------
                                                  60.8      56.3
  Operating Loss............................      (7.4)     (2.4)

  Other Expense
    Interest expense:
       External.............................       1.2       0.6
       PepsiCo allocation...................      10.4      11.2
                                                ------    ------
                                                  11.6      11.8
    Foreign exchange losses/(gains).........       1.4      (.1)
                                                ------    ------
            Total other expense.............      13.0      11.7
                                                ------    ------
  Loss Before Income Taxes..................     (20.4)    (14.1)
    Income tax benefit......................        .4       2.2
                                                ------    ------
  Net Loss..................................    $(20.0)   $(11.9)
                                                ======    ======

      See accompanying Notes to Condensed Combined Financial Statements.

                           PEPSICO BOTTLING OPERATIONS
                               (The Predecessor to
               HEARTLAND TERRITORIES HOLDINGS, INC. - See Note 1)

                   CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                            (in millions, unaudited)

                                                  12 Weeks Ended
                                                 3/20/99   3/21/98
 Cash Flows -- Operations
 Net Cash Used for Operations..............       $(4.8)   $(5.7)
                                                  -----    -----

 Cash Flows -- Investing Activities
 Capital expenditures......................        (5.4)    (6.0)
                                                  -----    -----
 Net Cash Used for Investing Activities....        (5.4)    (6.0)
                                                  -----    -----

 Cash Flows-- Financing Activities
 Short-term borrowings-- three months
 or less, net..............................        21.3     11.1
 Net investment by PepsiCo.................       (13.1)    (7.8)
                                                  -----    -----
 Net Cash Provided by Financing Activities.         8.2      3.3
                                                  -----    -----

 Net Decrease in Cash and Cash Equivalents.        (2.0)    (8.4)
 Cash and Cash Equivalents-- Beginning of Year      6.1     23.2
                                                  -----    -----
 Cash and Cash Equivalents-- End of Period.       $ 4.1    $14.8
                                                  =====    =====

     See accompanying Notes to Condensed Combined Financial Statements.

                           PEPSICO BOTTLING OPERATIONS
                               (The Predecessor to
               HEARTLAND TERRITORIES HOLDINGS, INC. - See Note 1)

                        CONDENSED COMBINED BALANCE SHEETS
                                  (in millions)

                                                    3/20/99    12/26/98
                                                  (unaudited)
 ASSETS

 Current Assets
 Cash and cash equivalents......................    $  4.1      $  6.1
 Trade accounts receivable, less allowance
 of $4.9 at 3/99 and $5.1 at 12/98..............      73.2        74.4
 Inventories
   Raw materials and supplies...................       8.1        13.3
   Finished goods...............................      25.3        16.0
                                                    ------      ------
                                                      33.4        29.3
 Prepaid expenses and other current assets......      10.8         5.2
                                                    ------      ------
           Total Current Assets.................     121.5       115.0

 Property, plant and equipment, net..............    258.2       274.0
 Intangible assets, net.........................     366.3       370.0
 Other assets...................................      44.0        42.2
                                                    ------      ------
           Total Assets.........................    $790.0      $801.2
                                                    ======      ======

 LIABILITIES AND SHAREHOLDER'S EQUITY

 Current Liabilities
 Accounts payable and other current liabilities.    $ 83.5      $ 87.1
 Short-term borrowings..........................      44.1        22.8
 Trade accounts payable to PepsiCo..............        -          5.8
                                                    ------      ------
           Total Current Liabilities............     127.6       115.7

 Other liabilities..............................      12.2        14.6
 Deferred income taxes..........................      10.0         9.5
                                                    ------      ------
           Total Liabilities....................     149.8       139.8
                                                    ------      ------

 Shareholder's Equity
 Net investment by PepsiCo......................     700.7       713.8
 Accumulated other comprehensive loss...........     (60.5)      (52.4)
                                                    ------      ------
           Total Shareholder's Equity...........     640.2       661.4
                                                    ------      ------

           Total Liabilities and Shareholder's
           Equity...............................    $790.0      $801.2
                                                    ======      ======
     See accompanying Notes to Condensed Combined Financial Statements.

                           PEPSICO BOTTLING OPERATIONS
                               (The Predecessor to
               HEARTLAND TERRITORIES HOLDINGS, INC. - See Note 1)

                                   (unaudited)

                      NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

(1)   Basis of Presentation

   The Condensed Combined Balance Sheet at March 20, 1999 and the Condensed Combined Statements of Operations and Cash Flows for the 12 weeks ended March 20, 1999 and March 21, 1998 have not been audited. These combined financial statements have been prepared in conformity with the accounting principles included in the registration statement on Form S-4 filed on April 19, 1999. In our opinion, this information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation.

   The  accompanying  financial  statements  reflect  the  combined  results  of operations, cash flows and net assets of certain direct and indirect wholly-owned bottling operations of PepsiCo, Inc. ("PepsiCo"). These bottling operations (herein referred to as the "PepsiCo Bottling Operations" or "PBO") present the carved-out operating results and financial position of PepsiCo's bottling operations predominantly located in the midwestern part of the United States and in certain countries in Central Europe: the Czech Republic, Slovakia, Poland and Hungary. Pursuant to the Amended and Restated Contribution and Merger Agreement (the "Merger Agreement") dated as of March 18, 1999 among Whitman Corporation, PepsiCo and Heartland Territories Holdings, Inc. on
April 2, 1999, the domestic assets of PBO were transferred by PepsiCo to Heartland Territories Holdings, Inc., the registrant, and a dormant subsidiary of PepsiCo along with PepsiCo's 20% minority interest in Whitman' operating subsidiary. Pepsi-Cola General Bottlers, Inc. and on May 31, 1999, the remaining assests of PBO were transferred by PepsiCo to Heartland Territories Holdings, Inc.. Accordingly, the accompanying financial statements reflect the combined results of operations, cash flows and net assets of PBO,the predecessor business to Heartland Territories Holdings, Inc. See Note 5 for subsequent events. The financial information in these financial statements is not necessarily indicative of the results expected for the year or that would have been obtained if PBO had been a separate stand-alone entity.

   The preparation of Combined Financial Statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates.

   PBO was allocated $3.9 million and $3.8 million of overhead costs related to divisional headquarters and PepsiCo corporate administrative functions in the twelve weeks ended March 20, 1999 and March 21, 1998, respectively. The allocations were based on the specific identification of administrative costs where practicable and, to the extent that specific identification was not practicable, based upon PBO's sales volume as a percentage of PepsiCo's related total sales volume. Such allocated costs are included in selling, delivery and administrative expenses in the Combined Statements of Operations. Management believes that such allocation methodology is reasonable. The expenses allocated to PBO for these services are not necessarily indicative of the expenses that would have been incurred if PBO had been a separate stand-alone entity.

PBO's operations have been financed through its operating cash flows and net investment by PepsiCo. PBO's interest expense includes an allocation of PepsiCo's interest expense based on PepsiCo's weighted average interest rate applied to the average balance of net investment by PepsiCo to PBO. PBO was allocated $10.4 million and $11.2 million of interest expense reflecting an average PepsiCo interest rate of 6.4% in the twelve weeks ended March 20, 1999 and March 21, 1998. The interest expense is not necessarily indicative of interest costs that would have been incurred if PBO had been a separate independent entity.

(2)   Seasonality of Business

      The results for the first quarter are not necessarily indicative of the results that may be expected for the full year primarily due to business seasonality. The seasonality of our operating results arises from higher sales in the second and third quarters versus the first and fourth quarters of the year, combined with the impact of certain costs, such as depreciation, amortization and interest, which are not significantly impacted by business seasonality.

(3)   Comprehensive Loss
                                                        12 Weeks Ended
(In millions)                                          3/20/99  3/21/98

Net Loss...........................................    $(20.0)  $(11.9)
Currency translation adjustment....................      (8.1)     (.3)
                                                       -------  -------
Comprehensive Loss.................................    $(28.1)  $(12.2)
                                                       =======  =======

(4)  Business Segments

      In 1998, PBO adopted Statement of Financial Accounting Standards No. 131 Disclosures About Segments of a Business Enterprise and Related Information. PBO operates in one industry segment which is the manufacture, sale and distribution of carbonated soft drinks and other ready-to-drink beverages. The segment information is presented in two reportable operating segments which are based on geographic area: United States and Central Europe. The relevant measure of profitability that is used to evaluate the performance of the operating segments is operating profit before allocation of corporate overhead charges. There are no significant intra-segment transactions. Net sales are based upon the location of where product was sold.

                                      12 Weeks Ended
 (In millions)                       3/20/99   3/21/98
 Net Sales
   United States................     $108.0    $109.7
   Central Europe...............       21.6      21.5
                                     ------    ------
                                     $129.6    $131.2
 Operating profit (loss)
   United States................     $  6.2    $  8.5
   United States allocated overhead    (2.6)     (2.8)
                                     ------    ------
                                        3.6       5.7
   Central Europe...............       (9.7)     (7.1)
   Central Europe allocated overhead   (1.3)     (1.0)
                                     ------    ------
                                      (11.0)     (8.1)
                                     ------    ------
                                     $ (7.4)   $ (2.4)
                                     ======    ======

                                     3/20/99   12/26/98
 Total Assets
   United States................     $ 591.2   $ 580.9
   Central Europe...............       198.8     220.3
                                     -------   -------
                                     $ 790.0   $ 801.2
                                     =======   =======

(5)   Subsequent Events

     Pursuant to the Merger Agreement, PepsiCo consolidated the domestic PBO bottling territories and other assets, including the 20% stake PepsiCo held in Whitman Corporation's Pepsi-Cola General Bottlers subsidiary, in a new bottling company referred to as "Heartland Territories Holdings, Inc," and Whitman Corporation merged with and into Heartland Territories Holdings, Inc. The merger transaction was approved by the shareholders of Whitman and closed on May 20, 1999. Upon consummation of the merger transactions, Heartland Territories Holdings, Inc. changed its name to "Whitman Corporation" referred to as "New Whitman." Following the merger, PepsiCo transferred the remainder of the PBO operations and assets.

     New Whitman assumed liabilities associated with PepsiCo's domestic operations and acquired PepsiCo's international operations for cash. As a result of these transactions, PepsiCo received 54 million shares of common stock in New Whitman, giving PepsiCo a noncontrolling ownership interest of approximately 38% of New Whitman.

     As prescribed by generally accepted accounting principles, Whitman is the acquiring enterprise with respect to PBO and PBO is deemed to be the acquired enterprise. Accordingly, as a result of the closing of the merger transaction on May 20, 1999, Whitman will apply the purchase method of accounting to its acquisition of PBO. The results of operations of PBO will be included in the financial statements of New Whitman from the date of acquisition. See unaudited Pro Forma Combined Financial Information for New Whitman on pages 14-21.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS, CASH FLOWS AND LIQUIDITY AND CAPITAL RESOURCES OF
                                       PBO

Cautionary Statement

     In this report, the management of the PepsiCo Bottling Operations discusses expectations regarding the PepsiCo Bottling Operations' future performance and Year 2000 risks. The management of the PepsiCo Bottling Operations based these "forward-looking statements" on currently available competitive, financial and economic data and its operating plans. Refer to additional risks related to forward looking statements contained in the registration statement filed on Form S-4 for the year end December 26, 1998. They are also inherently uncertain, and investors must recognize that events could turn out to be significantly different from expectations.
General

   The PepsiCo Bottling Operations includes the operating results of bottling operations predominantly located in the midwestern part of the United States and the bottling operations in the Czech Republic, Slovakia, Hungary and Poland, which is referred to in this discussion as "Central Europe."

   The standard volume measure is raw cases. The term raw cases refers to the actual physical number of cases regardless of the volume contained in these cases.

   In the discussions below, the year-over-year dollar change in raw cases is referred to as volume. Price changes over the prior year and the impact of product, package and country sales mix changes are referred to as effective net pricing.

Results of Operations

Net Sales
                       12 Weeks Ended
                       3/20/99 3/21/98      % B/(W) Change
                       ($ in millions)
United States           $108.0  $109.7          (1.5)
Central Europe            21.6    21.5            .5
                        ------  ------
                        $129.6  $131.2          (1.2)
                        ======  ======

   Worldwide net sales decreased $1.6 million. The decrease in the United States of $1.7 million was driven by a lower effective net pricing and a decline in volume. The increase in net sales in Central Europe of $.1 million was due to higher effective net pricing substantially offset by the effect of weaker currencies in Hungary and lower volume. Excluding the impact of weaker foreign currencies, net sales growth in Central Europe would have been 3.8%.

Volume

   Worldwide raw cases decreased 1.2%, with the United States declining .7% and Central Europe declining 2.7%. The United States raw case decline was led by mid-single-digit volume declines by brands PEPSI and DIET PEPSI partially offset by the introduction of PEPSI ONE. The Central Europe raw case decrease was driven by mid-single-digit decline in Czech Republic, Slovakia and Hungary partially offset by a single-digit increase in Poland.

Operating Income (Loss)
                                     12 Weeks Ended
                                     3/20/99 3/21/98 % B/(W) Change
                                     ($ in millions)

United States                         $ 6.2  $  8.5     (31.8)
Central Europe                        ( 9.7)   (7.1)    (36.6)
Allocated overhead                    ( 3.9)   (3.8)     (2.6)
                                     ------  ------
                                     $ (7.4) $ (2.4)       NM
                                     ======  ======

NM - Not Meaningful.

   Operating income (loss) includes net sales less cost of sales and selling, delivery and administrative expenses, which is referred to as SD&A. SD&A comprises selling and delivery expenses, which is referred to as S&D, advertising and marketing, which is referred to as A&M, general and administrative expenses, which is referred to as G&A, other income and expense, and equity income or loss from investments in unconsolidated affiliates. Also included is allocated overhead, which reflects Heartland Territories Holdings, Inc.'s share of Pepsi-Cola's and PepsiCo administrative costs. The allocations were based on a specific identification of these administrative costs to the PepsiCo Bottling Operations and, to the extent that such identification was not practicable, based upon the percentage of the PepsiCo Bottling Operations' sales volume to PepsiCo's related sales volume. The management of the PepsiCo Bottling Operations believes that such allocation methodology is reasonable. The expenses allocated to the PepsiCo Bottling Operations are not necessarily indicative of the expenses that the PepsiCo Bottling Operations would have incurred had it been a separate, independent entity.

   Operating income in the United States decreased $2.3 million reflecting the decline in effective net pricing and volume and higher S&D due to an increase in the labor rate. SD&A expenses increased while sales and raw cases declined. Central Europe's operating loss increased $2.6 million. The increase in losses was due to higher equity losses in the Poland joint venture and A&M partially offset by the higher effective net pricing and lower G&A.

Interest Expense
                                      12 Weeks Ended
                                     3/20/99 3/21/98 % B/(W) Change
                                     ($ in millions)
PepsiCo allocation                   $(10.4) $(11.2)       7.1
External debt                          (1.2)   (0.6)     100.0
                                     ------  ------
Interest expense                     $(11.6) $(11.8)       1.7
                                     ======  ======

 The PepsiCo Bottling Operations have been financed through its cash flows from operations and from advances from PepsiCo. The allocation of PepsiCo's interest expense was based on PepsiCo's weighted average interest rate applied to the average balance of advances from PepsiCo. Subsequent to the merger transaction with Whitman, the PepsiCo Bottling Operations are expected to have a capital structure different from the capital structure in the financial statements, and accordingly, interest expense is not indicative of the interest expense that the PepsiCo Bottling Operations would have incurred as a separate, independent entity or will incur in future periods as part of New Whitman.

   Interest expense overall was essentially unchanged from the previous year. A decline in the interest allocated by PepsiCo was primarily offset by an increase in external interest expense, used principally to fund the international operations.

Foreign Exchange Losses/(Gains)

   The change in foreign exchange losses/(gains) of $1.5 million was primarily driven by a loss in 1999 as compared to a foreign exchange gain in 1998 primarily in the Czech Republic.

Income Tax Benefit
                                    12 Weeks Ended
                                    3/20/99 3/21/98
                                   ($ in millions)
Income tax benefit                   $0.4    $2.2

   The PepsiCo Bottling Operations' income tax benefit is low in comparison to the loss before income taxes. This occurred because the PepsiCo Bottling Operations cannot recognize full tax benefits on the current losses generated by the Central Europe operations since management believes that it is more likely than not that such deferred tax assets will not be realized. The year-over-year decline in the benefit was primarily due to a shift in tax losses from the United States to Central Europe.

Cash Flows

   The PepsiCo Bottling Operations is operated and managed as part of a division of PepsiCo and subsequent to the merger transaction with Whitman, is expected to have a capital structure different from the capital structure in the condensed combined financial statements. Therefore the cash flow discussion below may not be indicative of cash flows of a separate, independent entity nor will it be indicative of cash flows in future periods.

   Cash and cash equivalents decreased $2.0 million in 1999 compared to $8.4 million in 1998. The change of $6.4 million was primarily due to an increase in short-term borrowings used to repay an intercompany loan in Poland.

Year 2000

   Many computerized systems and microprocessors that are embedded in a variety of products used by the PepsiCo Bottling Operations have the potential for operational problems if they lack the ability to handle the transition to the Year 2000. The management of the PepsiCo Bottling Operations has established teams to identify and correct Year 2000 issues. The management of the PepsiCo Bottling Operations has engaged IBM to help set testing strategy and complete some of the offsite remediation. Information technology systems with non-compliant code are expected to be modified or replaced with systems that are Year 2000 compliant. Similar actions are being taken with respect to systems embedded in manufacturing and other facilities. The teams are also charged with investigating the Year 2000 readiness of suppliers, customers and other third parties and with developing contingency plans where necessary.

   Key information technology systems have been inventoried and assessed for compliance, and detailed plans are in place for required system modifications or replacements. Remediation and testing activities are well underway with approximately 85% of the systems already compliant. This percentage is expected to increase to approximately 95% by the end of the second quarter of 1999 with compliance planned by the fourth quarter of 1999. Inventories and assessments of systems embedded in manufacturing and other facilities have been completed and remediation activities are underway with a mid-year 1999 target completion date. Independent consultants are monitoring progress against remediation programs and performing testing at certain key locations. In addition, the progress of the programs is also monitored by senior management and the board of directors.

   The PepsiCo Bottling Operations' most significant exposure arises from its dependence on high volume transaction processing systems, particularly for production scheduling, inventory cost accounting, purchasing, customer billing and collection, and payroll. The management of the PepsiCo Bottling Operations anticipates that any necessary corrective actions to these applications will be completed by the end of the second quarter of 1999.

   The management of the PepsiCo Bottling Operations has contacted the key suppliers that are critical to the production processes. The management of the PepsiCo Bottling Operations is in the process of visiting suppliers identified as presenting the greatest impact if not compliant. These suppliers have been selected either because of the dependence on them or because of concerns regarding their remediation plans. The management of the PepsiCo Bottling Operations has not identified any key suppliers who will not be Year 2000 compliant. Contingency plans will be developed for the non-compliance of key suppliers during 1999. The management of the PepsiCo Bottling Operations has also contacted significant customers and PepsiCo joint venture partners who manufacture certain LIPTON and STARBUCKS products, that the PepsiCo Bottling Operations sell, and have begun to survey their Year 2000 remediation programs. Risk assessments and contingency plans, where necessary, will be finalized in the second quarter of 1999.

   Costs directly related to Year 2000 issues are estimated to be $6.9 million from 1998 to 2000, of which $4.2 million or 61% has been spent. Approximately 39% of the total estimated spending represents costs to modify existing systems, which includes the inventory, assessment, remediation, testing and rollout phases. The remaining 61% represents spending for the development of, and testing rollout of new systems to replace or rewrite older, non-compliant applications. This estimate assumes that the PepsiCo Bottling Operations will not incur significant Year 2000 related costs on behalf of its suppliers, customers, or other third parties. These costs will not necessarily increase the normal level of spending on information technology due to the deferral of other projects to enable them to focus on Year 2000 remediations.

   Contingency plans for Year 2000 related interruptions are being developed and will include, but not be limited to, the development of emergency backup and recovery procedures, remediation of existing systems parallel with installation of new systems, replacement of electronic applications with manual processes, identification of alternate suppliers and an increase in raw material and finished goods inventory levels. All plans are expected to be completed by the end of the second quarter in 1999.

   In light of the foregoing, the management of the PepsiCo Bottling Operations does not currently anticipate that it will experience a significant disruption to their business as a result of the Year 2000 issue. The most likely potential risk is a temporary inability of suppliers to provide supplies of raw materials or of customers to pay on a timely basis. The PepsiCo Bottling Operations typically experiences below average sales volume in January due to the seasonality of its products. Consequently, the management of the PepsiCo Bottling Operations believes that in a worst case scenario any supply disruption can be minimized by drawing down inventories or increasing production at unaffected plants with some increase in distribution costs. The PepsiCo Bottling Operations is testing electronic billing and payment systems during 1999 as part of its overall Year 2000 strategy and will work with customers that experience disruptions that might impact payment to the PepsiCo Bottling Operations.

   The PepsiCo Bottling Operations' Year 2000 efforts are ongoing and its overall plan, as well as the consideration of contingency plans, will continue to evolve as new information becomes available. While the management of the PepsiCo Bottling Operations anticipates no major interruption of its business activities, that will depend, in part, on the ability of third parties to be Year 2000 compliant. Although the PepsiCo Bottling Operations has implemented the actions described above to address third party issues, it has no direct ability to ensure compliance action by those parties. Accordingly, while the PepsiCo Bottling Operations believes its actions in this regard should have the effect of lessening Year 2000 risks, it is unable to eliminate such risks or to estimate the ultimate effect of Year 2000 risks on the PepsiCo Bottling Operations' operating results.

                     Independent Accountants' Review Report



The Board of Directors and Shareholders of
PepsiCo, Inc.

We have reviewed the accompanying condensed combined balance sheet of the PepsiCo Bottling Operations as of March 20, 1999 and the related condensed combined statements of operations and cash flows for the twelve weeks ended March 20, 1999 and March 21, 1998. These condensed combined financial statements are the responsibility of the PepsiCo Bottling Operations' management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed combined financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the combined balance sheet of PBO as of December 26, 1998, and the related combined statements of operations, cash flows and accumulated other comprehensive loss for the fifty-two week period then ended not presented herein; and in our report dated February 19, 1999, we expressed an unqualified opinion on those combined financial statements. In our opinion, the information set forth in the accompanying condensed combined balance sheet as of December 26, 1998, is fairly presented, in all material respects, in relation to the combined balance sheet from which it has been derived.


                                                   KPMG LLP



New York, New York
June 3, 1999

                   PART II - OTHER INFORMATION AND SIGNATAURES

Item 5.     Other Information


UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION

   The unaudited pro forma combined financial information should be read in conjunction with the "Management Discussion and Analysis of Financial Condition and Results of Operations" and condensed consolidated financial statements and accompanying notes of Whitman contained in Whitman's Form 10-Q for the quarterly period ended April 3, 1999, dated May 17, 1999 as well as the "Management Discussion and Analysis of Liquidity and Capital Resources and Results of Operations" of the PepsiCo Bottling Operations included elsewhere in this Form 10-Q. Whitman's Quarterly Report on Form 10-Q dated May 17, 1999 is incorporated by reference in this Form 10-Q.

   On March 19, 1999, Whitman completed the sale to PepsiCo of its franchises in Marion, Virginia and Princeton, West Virginia. The sale of Whitman's franchise in Russia was completed on March 31, 1999. Whitman recorded a pretax gain of $11.4 million, or $8.0 million after tax and minority interest, which is included as other income (expense), net, in Whitman's reported results in the pro forma combined statement of operations.

   The pro forma combined balance sheet gives effect to the following items assuming they occurred at the end of Whitman's first quarter of 1999:

o The acquisition by New Whitman of the bottling operations and the respective assets and liabilities of the franchise territories located in Cleveland, Ohio, Dayton, Ohio, Indianapolis, Indiana, St. Louis, Missouri, southern Indiana, Hungary, the Czech Republic, Slovakia and the balance of Poland, referred to as the PepsiCo Bottling Operations, from PepsiCo for 54 million shares of New Whitman common stock, $176.0 million in cash, $241.8 million of debt and the transfer of PepsiCo's 20% minority interest in Whitman's principal operating subsidiary, Pepsi-Cola General Bottlers, Inc.
   ("Pepsi General").

o The repurchase of up to 16 million shares, or $400 million of common stock, whichever is less, of Whitman/New Whitman common stock.

   The pro forma combined statement of operations gives effect to the following transactions assuming they occurred at the beginning of Whitman's first quarter of 1999:

o The sale by Whitman of Pepsi General's bottling operations and the respective assets and liabilities of the franchise territories located in Marion, Virginia, Princeton, West Virginia, and the St. Petersburg area of Russia to PepsiCo and removal of their respective first quarter 1999 operating results.

o The acquisition by New Whitman of the PepsiCo Bottling Operations from PepsiCo and the inclusion of their respective first quarter 1999 operating results, including amortization of goodwill associated with the purchase.

o The recognition of interest and debt issuance costs associated with debt incurred in the acquisition of the PepsiCo Bottling Operations from PepsiCo and debt incurred related to the repurchase of 16 million shares of Whitman/New Whitman common stock.

o The elimination of interest expense allocated to the PepsiCo Bottling Operations by PepsiCo on debt that will not be assumed by New Whitman.

o The elimination of corporate charges paid to PepsiCo by Pepsi General, which by agreement will not continue.

o  The elimination of PepsiCo's 20% minority interest in Pepsi General.

   The acquisition of the PepsiCo Bottling Operations territories is accounted for under the purchase method. Pro forma earnings per share is based upon an assumed 139.1 million shares outstanding after completing all transactions.

                                   NEW WHITMAN
                        PRO FORMA COMBINED BALANCE SHEET
                            (in millions, unaudited)

                                        End of First Quarter of 1999

                                            PepsiCo
                                            Bottling
                                  Whitman   Operations
                                Corporation Franchise                 New
                                    As      Territories Pro Forma    Whitman
                                 Reported   Acquired   Adjustments Pro Forma
ASSETS:
Current Assets:

   Cash and equivalents         $  122.3   $    4.1    $  (4.1)(A) $  122.3
   Receivables, net                165.1       73.2        --         238.3
   Inventories                      73.5       33.4        --         106.9
   Other current assets             37.6       10.8        --          48.4
                                --------   --------    -------     --------
     Total current assets          398.5      121.5       (4.1)       515.9
                                --------   --------    -------     --------

Property, net                      469.5      258.2       23.4 (A)    751.1

Intangibles, net                   394.1      366.3     (366.3)(A)
                                                         996.0 (A)  1,390.1
Other assets                       187.1       44.0         --        231.1
                                --------   --------    -------      --------
     Total Assets               $1,449.2   $  790.0    $ 649.0     $2,888.2
                                ========   ========    =======     ========

LIABILITIES AND EQUITY:
Current Liabilities:

   Short-term debt              $  150.0   $   44.1    $ (44.1)(A)    150.0
   Other current liabilities       219.6       83.5    $  18.7 (A)    321.8
                                --------   --------                --------
     Total Current Liabilities     369.6      127.6      (25.4)       471.8
                                --------   --------    -------     --------

Long-term debt                     580.2         --      417.8 (A)
                                                          67.7 (B)  1,065.7
Deferred income taxes               94.3       10.0         --        104.3
Other liabilities                   63.1       12.2         --         75.3

Minority interest                  237.2        --      (237.2)(A)       --

Shareholders' Equity               104.8      640.2     (640.2)(A)
                                                       1,134.0 (A)
                                                         (67.7)(B)  1,171.1
                                --------   --------    -------     --------
Total Liabilities and Equity    $1,449.2   $  790.0    $ 649.0     $2,888.2
                                ========   ========    =======     ========


        See accompanying Notes to Pro Forma Combined Financial Information.


                                   NEW WHITMAN
                   PRO FORMA COMBINED STATEMENT OF OPERATIONS
                      (in millions, except per share data,)

                                                First Quarter of 1999

                                                         PepsiCo
                                               Pepsi     Bottling
                                  Whitman     General    Operations
                                 Corporation  Franchise  Franchise                New
                                     As     Territories Territories Pro Forma    Whitman
                                  Reported      Sold     Acquired   Adjustments  Pro Forma

Sales                             $  374.8   $  (12.7)  $  129.6  $   --       $  491.7
Cost of goods sold                   219.7       (8.8)      76.2      --          287.1
                                  --------   --------   --------  ------        -------
   Gross profit                      155.1       (3.9)      53.4      --          204.6
Selling, general and
administrative
  expenses                           120.0       (6.3)      53.7      --  (C)
                                                                      0.4 (D)     167.8

Allocated division and PepsiCo
  corporate costs                       --         --         3.9      -- (C)       3.9

Amortization expense                   3.9       (0.4)       3.2     (3.2)(E)
                                                                      6.2 (E)       9.7
                                   -------    -------    -------   ------       -------
   Operating income (loss)            31.2        2.8       (7.4)    (3.4)         23.2

Interest expense, net                (11.3)       0.6       (1.2)    (7.5)(F)
                                                                      1.2 (G)     (18.2)
Interest expense allocated by
PepsiCo                                --         --       (10.4)    10.4 (G)        --

Other income (expense), net            6.6        1.0       (1.4)     2.3 (H)       8.5
                                   -------    -------    -------   ------       -------
 Income (loss) before income
   taxes                              26.5        4.4      (20.4)     3.0          13.5

Income taxes                           8.3        2.0       (0.4)     2.4 (I)      12.3
                                   -------    -------    -------   ------       -------
   Income (loss) from continuing
     operations before minority
     interest                         18.2        2.4      (20.0)      .6           1.2

Minority interest                      3.9        0.5        --      (4.4)(J)        --
                                  --------   --------   -------   -------       -------
Income (loss) from continuing
  operations                      $   14.3   $    1.9   $  (20.0) $   5.0       $   1.2
                                  ========   ========   ========  =======       =======

Weighted average common shares:

Basic                                 96.1                           38.0 (K)     134.1
Incremental effect of stock
  options                              1.5                             --           1.5
                                  --------                        -------       -------
Diluted                               97.6                           38.0         135.6
                                  ========                        =======       =======

Income from continuing
 operations per share:
Basic                             $   0.15                                      $  0.01
Diluted                           $   0.15                                      $  0.01

            See accompanying Notes to Pro Forma Combined Financial Information.


New Whitman
Notes to Pro Forma Combined Financial Information

(A) To record the transactions related to the acquisition of the PepsiCo Bottling Operations franchise territories and the minority interest in Pepsi General previously held by PepsiCo, as follows (in millions):

 Acquisition costs:
   Issuance of 54 million shares of common stock             $1,134.0
   Issuance of long-term debt                                   417.8
   Accrual of estimated transaction costs                        18.7
                                                             --------
      Total acquisition costs                                 1,570.0
                                                             --------
 Allocation of acquisition costs:
   Net assets of the PepsiCo Bottling Operations franchise
 territories                                                    640.2
   Less: intangible assets of the PepsiCo Bottling
   Operations franchise territories                            (366.3)
      Net tangible assets of the PepsiCo Bottling Operations
       franchise territories                                    273.9
   Recorded value of PepsiCo's minority interest in
   Pepsi General                                                237.2
   Payoff by PepsiCo of short-term debt of the PepsiCo
      Bottling Operations franchise territories                  44.1
   Less: cash balances of the PepsiCo Bottling Operations
      franchise territories remaining with PepsiCo               (4.1)
                                                              -------
      Total allocation of acquisition costs                     551.1
                                                              -------
 Excess of acquisition costs over recorded values of assets
   and liabilities                                           $1,019.4
                                                             ========
 Allocation of acquisition costs over recorded values:
   Fair value of property in excess of its recorded
   value, net                                                $   23.4
   Intangible assets                                            996.0
                                                             --------
 Total allocation of acquisition costs over recorded
 values                                                      $1,019.4
                                                             ========

      Additional information about the acquisition costs and allocation of those costs is as follows:

o The shares to be issued by New Whitman in connection with the merger transaction were valued at $21 per share, based on the average closing market price of Whitman common stock as reported on the New York Stock Exchange during the three day period immediately before and after the January 25, 1999 announcement of the original merger agreement between Whitman and PepsiCo.

o The long-term debt to be issued of $417.8 million will be used to make a cash payment of $176.0 million to PepsiCo payable when the transactions are closed and subsequent payments under notes payable to PepsiCo of $241.8 million.

o The accrual of estimated transaction costs is primarily attributable to the $15.0 million financial advisory fee payable to Credit Suisse/First Boston with the remainder associated with legal, accounting and other advisory fees and expenses directly associated with the transaction. A portion of these fees and expenses was allocated to the sale of the Pepsi General franchise territories and is included in Whitman's reported current liabilities.

o The portion of the excess purchase cost allocated to property is based on preliminary appraisals. The allocation is subject to refinement when the final appraisals are completed after the transactions are closed. Whitman anticipates that the final appraisals will not differ significantly from the preliminary appraisals.

o The remainder of the excess purchase cost has been allocated to intangibles, which are comprised of the franchise rights acquired and goodwill. No portion of the excess purchase cost has been allocated to the other assets acquired or liabilities assumed. Whitman believes that the fair values of those other assets and liabilities will approximate their carrying values.

o The consideration to be paid to PepsiCo is subject to adjustments based on changes in the working capital accounts of the PepsiCo Bottling Operations franchise territories. However, such adjustments are not expected to be significant.

(B) To record the repurchase of 16 million shares of Whitman/New Whitman common stock, pursuant to the merger agreement, and to record the issuance of debt to finance the repurchases (in millions):

      Repurchase of 13.4 million shares  through May 28, 1999   $ 251.9
      Additional repurchases of 2.6 million shares                 45.8
         Total cash required to repurchase shares                 297.7
      First quarter 1999 repurchases reflected in Whitman
         as reported                                             (230.0)
                                                                -------
         Debt issued to fund repurchases                        $  67.7
                                                               ========

      The merger agreement provides that during the twelve months following the closing of the merger, New Whitman will purchase up to 16 million shares of New Whitman common stock. PepsiCo has agreed that shares repurchased by Whitman after February 5, 1999 and prior to the closing may be used to reduce New Whitman's repurchase obligation. New Whitman need not complete the remaining repurchases if the New Whitman board of directors determines in good faith that they are impractical or inadvisable.

      The repurchase cost of the remaining 2.6 million shares is based on an assumed average price of $17.60 per share, which approximates the average price of the shares repurchased in the five business days ending on May 21, 1999. An increase or decrease in the repurchase cost of $1 per share on the remaining 2.6 million shares would change the amount of debt issued to fund repurchases by $2.6 million. The change in debt would change pro forma interest expense by $0.2 million on an annual basis or $0.1 million after tax.

(C) Adjustments have not been made to give effect to the potential reduction in administrative expenses that may be realized by New Whitman due to facility consolidations and other cost savings initiatives, because the amount of such potential savings cannot be estimated with an adequate level of certainty.

(D) To adjust depreciation expense based on the preliminary appraisals of property, plant and equipment (Note A). The increase in depreciation expense is based upon the following adjustments to property, plant and equipment and estimated remaining lives:

                                                     Range of
                                    Adjustment    Remaining Lives
      Land                          $      .9
      Building and improvements           (.8)      13 to 22 years
      Machinery and equipment            23.3        1 to 14 years
                                      -------
        Total                       $    23.4
                                      =======

(E) To reflect the amortization of intangible assets acquired, the following entries were made:

     o The elimination of amortization expense recorded by the PepsiCo Bottling Operations franchise territories.

     o The recording of $6.2 million of quarterly amortization expense on intangible assets of $996.0 million, related to the PepsiCo Bottling Operations franchise territories, using a forty-year amortization period. The principal factors considered in determining the use of a 40 year amortization period include: 1) the franchise agreements with PepsiCo are granted in perpetuity and provide the exclusive right to manufacture and sell PepsiCo branded products within the territories prescribed in the agreements, and 2) the existing and projected cash flows are adequate to support the carrying values of the intangible assets to be recorded.
(F) To record the net increase in interest expense based on the net increase in long-term debt, as follows (in millions):

      Debt incurred by New Whitman to fund payments to PepsiCo (Note A)   $417.8
      Debt incurred for share repurchases (Note B)                          67.7
                                                                          ------
         Net increase in long-term debt                                   $485.5
                                                                          ======
      Quarterly interest at an assumed effective rate of 6.2%             $  7.5
                                                                          ======

      The net cash proceeds from the sale of Pepsi General franchise territories were used to repay existing borrowings. The effective interest rate assumed in the pro forma adjustment of 6.2 percent is based upon rates available to Whitman/New Whitman under its existing commercial paper program and rates obtained on public debt offerings of $150 million of 6.0 percent notes and $150 million of 6.375 percent notes in April, 1999.

      A change in the interest rate of 1/8 of a percentage point would have the effect of changing interest expense $.6 million or $.4 million after tax.

(G) To eliminate the interest expense, net, of $1.2 million recorded by the PepsiCo Bottling Operations and interest expense of $10.4 million allocated by PepsiCo to the PepsiCo Bottling Operations. The underlying debt will not be assumed by New Whitman.

(H) To eliminate the corporate charge paid by Pepsi General to PepsiCo. Whitman and PepsiCo have agreed to terminate this charge once the transactions are closed.

(I) To record the estimated tax impact of the pro forma adjustments, using an incremental tax rate of 40%, determined as follows (in millions):

      Pretax income of pro forma adjustments                     $  3.0
      Plus:  additional non-deductible intangible amortization      3.0
                                                                  -----
         Total                                                      6.0
      Incremental tax rate                                        x  40%
                                                                  -----
      Pro forma tax adjustment                                   $  2.4
                                                                 ======

(J) To eliminate PepsiCo's 20% minority interest in the earnings of Pepsi General, due to the transfer of that minority interest to New Whitman.

(K) To record the net increase in weighted average common shares outstanding, giving effect to the issuance of 54 million shares to PepsiCo (Note A) less the 16 million shares to be acquired pursuant to the merger agreement (Note B).

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------
            (a)  Exhibits

                 See Index to Exhibits on page 24.

            (b)  Reports on Form 8-K
                 -------------------
                 None.

      Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.








                                          Heartland Territories Holdings, Inc.
                                       (Name Changed to Whitman Corporation
                                                    on May 20, 1999)
                                        --------------------------------------
                                                      (Registrant)






Date:     June 3, 1999                           Martin M. Ellen
                                             -------------------------
                                             Senior Vice President and
                                             Chief Financial Officer

                               INDEX TO EXHIBITS
                                   ITEM 6 (a)



EXHIBITS



Exhibit 27           Financial Data Schedule 12 weeks ended March 20, 1999