Form 10-Q
period 1999-07-03
WHITMAN CORP/NEW/
filed 1999-08-17
CIK 1084230

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended July 3, 1999

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from         to
                                     -------    -------


                        Commission File Number 001-15019

                              WHITMAN CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                            13-6167838
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)


3501 ALGONQUIN ROAD, ROLLING MEADOWS, ILLINOIS                     60008
    (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code (847) 818-5000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  YES   /x/     NO   / /

As of July 31, 1999, the Registrant had 141,762,799 outstanding shares (excluding treasury shares) of common stock, par value $0.01 per share, the Registrant's only class of common stock.

===============================================================================

                              WHITMAN CORPORATION
                                   FORM 10-Q
                              SECOND QUARTER 1999



                                    CONTENTS

PART I     FINANCIAL INFORMATION
           Item 1.    Financial Statements
                         Condensed Consolidated Statements of Income                      2
                         Condensed Consolidated Balance Sheets                            3
                         Condensed Consolidated Statements of Cash Flows                  4
                         Notes to Condensed Consolidated Financial Statements             5
           Item 2.    Management's Discussion and Analysis of Financial Condition and
                         Results of Operations                                           11
           Item 3.    Quantitative and Qualitative Disclosures About Market Risk         17

PART II    OTHER INFORMATION
           Item 4.    Submission of Matters to a Vote of Security Holders                18
           Item 6.    Exhibits and Reports on Form 8-K                                   18

SIGNATURE                                                                                20

                              WHITMAN CORPORATION
                                   FORM 10-Q
                              SECOND QUARTER 1999


                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                                 Second Quarter                       First Half
                                                            ------------------------           ------------------------
                                                              1999           1998                1999            1998
                                                            ---------       --------           ---------       --------
                                                                       (in millions, except per share data)
Sales                                                       $   510.7       $  410.4           $   885.5       $  758.9
Cost of goods sold                                              298.1          242.3               517.8          448.6
                                                            ---------       --------           ---------       --------
   Gross profit                                                 212.6          168.1               367.7          310.3
Selling, general and administrative expenses                    146.9          110.9               266.9          213.9
Amortization expense                                              5.5            4.0                 9.4            7.9
Special charges (Note 6)                                         23.4             --                23.4             --
                                                            ---------       --------           ---------       --------
    Operating income                                             36.8           53.2                68.0           88.5
Interest expense, net (Note 10)                                 (14.2)          (8.5)              (25.5)         (17.8)
Other expense, net (Notes 3 and 7)                              (54.4)          (5.2)              (47.8)         (10.1)
                                                            ---------       --------           ----------      --------
    Income (loss) before income taxes                           (31.8)          39.5                (5.3)          60.6
Income taxes                                                    (24.2)          17.7               (15.9)          27.2
                                                            ---------       --------           ----------      --------
    Income (loss) from continuing operations
      before minority interest                                   (7.6)          21.8                10.6           33.4
Minority interest                                                 2.7            5.4                 6.6            8.9
                                                            ---------       --------           ---------       --------
Income (loss) from continuing operations                        (10.3)          16.4                 4.0           24.5
Loss from discontinued operations after
   taxes (Note 5)                                               (27.2)            --               (27.2)          (0.5)
Extraordinary loss on early extinguishment of
   debt after taxes (Note 8)                                       --             --                  --          (18.3)
                                                            ---------       --------           ---------       --------
Net income (loss)                                           $   (37.5)      $   16.4           $   (23.2)      $    5.7
                                                            =========       ========           =========       ========

WEIGHTED AVERAGE COMMON SHARES:
   Basic                                                        114.9          101.4               105.5          101.2
   Incremental effect of stock options (Note 16)                   --            1.8                 1.2            1.9
                                                            ---------       --------           ---------       --------
   Diluted                                                      114.9          103.2               106.7          103.1
                                                            =========       ========           =========       ========

INCOME (LOSS) PER SHARE - BASIC:
   Continuing operations                                    $   (0.09)      $   0.16           $    0.04       $   0.24
   Discontinued operations                                      (0.24)            --               (0.26)            --
   Extraordinary loss on early extinguishment of debt              --             --                  --          (0.18)
                                                            ---------       --------           ---------       --------
   Net income (loss)                                        $   (0.33)      $   0.16           $   (0.22)      $   0.06
                                                            =========       ========           =========       ========

INCOME (LOSS) PER SHARE - DILUTED:
   Continuing operations                                    $   (0.09)      $   0.16           $    0.04       $   0.24
   Discontinued operations                                      (0.24)            --               (0.26)            --
   Extraordinary loss on early extinguishment of debt              --             --                  --          (0.18)
                                                            ---------       --------           ---------       --------
   Net income (loss)                                        $   (0.33)      $   0.16           $   (0.22)      $   0.06
                                                            =========       ========           =========       ========

CASH DIVIDENDS PER SHARE                                    $    0.01       $   0.05           $    0.06       $   0.10
                                                            =========       ========           =========       ========


    See accompanying notes to condensed consolidated financial statements.

                              WHITMAN CORPORATION
                                   FORM 10-Q
                              SECOND QUARTER 1999

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                         July 3,     January 2,

                                                                           1999          1999
                                                                         --------     ---------
                                                                             (in millions)
ASSETS:
Current assets:
     Cash and equivalents                                                $  123.8    $  147.6
     Receivables                                                            270.0       170.7
     Inventories                                                            119.0        80.0
     Other current assets                                                    35.3        30.8
                                                                         --------    --------
         Total current assets                                               548.1       429.1
Investments                                                                  59.8       160.0
Property (at cost)                                                        1,343.8     1,006.5
Accumulated depreciation and amortization                                  (508.0)     (507.2)
                                                                         --------    --------
     Net property                                                           835.8       499.3
                                                                         --------    --------
Intangible assets, net                                                    1,397.5       447.0
Other assets                                                                 38.6        33.9
                                                                         --------    --------
Total assets                                                             $2,879.8    $1,569.3
                                                                         ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
     Short-term debt, including current maturities of long-term debt     $  121.5    $     --
     Notes payable to PepsiCo (Note 3)                                      241.8          --
     Accounts and dividends payable                                         201.8       133.0
     Other current liabilities                                              200.7       100.2
                                                                         --------    --------
         Total current liabilities                                          765.8       233.2
                                                                         --------    --------
Long-term debt                                                              802.9       603.6
Deferred income taxes                                                        51.5        99.1
Other liabilities                                                            84.2        73.3
Minority interest                                                              --       233.7
Shareholders' equity:
     Preferred stock ($0.01 par value, 12.5 million shares authorized;
         no shares issued)                                                     --          --
     Common stock ($0.01 par value, 350.0 million shares authorized;
         167.3 million shares issued at July 3, 1999 and 113.3 million
         shares issued at January 2, 1999)                                1,633.8       499.8
     Retained income                                                         65.1        94.3
     Accumulated other comprehensive loss:
         Cumulative translation adjustment                                  (17.4)      (12.0)
         Unrealized investment gain                                           3.5         3.4
                                                                         --------    --------
         Accumulated other comprehensive loss                               (13.9)       (8.6)
                                                                         --------    --------
     Treasury stock (25.6 million shares at July 3, 1999
         and 12.3 million shares at January 2, 1999)                       (509.6)     (259.1)
                                                                         --------    --------

Total shareholders' equity                                                1,175.4       326.4
                                                                         --------    --------

Total liabilities and shareholders' equity                               $2,879.8    $1,569.3
                                                                         ========    ========


    See accompanying notes to condensed consolidated financial statements.

                              WHITMAN CORPORATION
                                   FORM 10-Q
                              SECOND QUARTER 1999


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                              First Half
                                                                         -------------------
                                                                           1999       1998
                                                                         --------   --------
                                                                            (in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                                        $  4.0     $ 24.5
Adjustments to reconcile to net cash provided by continuing operations:
     Depreciation and amortization                                         47.1       38.6
     Deferred income taxes                                                (50.1)       7.8
     Gain on sale of franchises                                            (8.0)        --
     Special charges (Notes 6 and 7)                                       79.7         --
     Cash outlays related to special charges (Note 6)                      (6.3)     (17.9)
     Other                                                                  7.0        8.8
Changes in assets and liabilities, exclusive of acquisitions:
   Increase in receivables                                                (58.4)     (36.9)
   Increase in inventories                                                 (2.6)      (9.2)
   Increase in payables                                                    37.8       46.2
   Net change in other assets and liabilities                             (15.9)      (2.9)
                                                                         ------     ------
Net cash provided by continuing operations                                 34.3       59.0
                                                                         ------     ------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of franchises, net of cash divested (Note 3)           113.6         --
Franchises acquired, net of cash acquired (Note 3)                       (105.7)        --
Dividends from and settlement of intercompany indebtedness with
   Hussmann and Midas prior to spin-offs                                     --      434.3
Capital investments, net                                                  (79.2)     (57.8)
Net activity with joint ventures                                            1.2        1.8
Purchases of investments                                                     --       (9.5)
Proceeds from sales of investments                                          5.9        7.9
                                                                         ------     ------
   Net cash (used in) provided by investing activities                    (64.2)     376.7
                                                                         ------     ------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings of short-term debt                                          11.5        4.0
Proceeds from issuance of long-term debt                                  298.0         --
Repayment of long-term debt                                               (30.8)    (311.2)
Common dividends                                                           (6.0)     (10.1)
Treasury stock purchases                                                 (251.9)     (23.6)
Issuance of common stock                                                    1.4       19.6
                                                                         ------     ------
   Net cash provided by (used in) financing activities                     22.2     (321.3)
                                                                         ------     ------
Net cash used in discontinued operations                                  (15.5)      (7.6)
Effect of exchange rate changes on cash and equivalents                    (0.6)        --
                                                                         ------     ------
Change in cash and equivalents                                            (23.8)     106.8
Cash and equivalents at beginning of first half                           147.6       52.4
                                                                         ------     ------
Cash and equivalents at end of first half                                $123.8     $159.2
                                                                         ======     ======


    See accompanying notes to condensed consolidated financial statements.

                              WHITMAN CORPORATION
                                   FORM 10-Q
                              SECOND QUARTER 1999


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements included herein have been prepared, without audit, by New Whitman (as defined below). The financial statements include the results of operations of the former Whitman Corporation ("Old Whitman"), which was merged with and into Heartland Territories Holdings, Inc. ("Heartland") on May 20, 1999 (the "Merger"), following which Heartland changed its name to Whitman Corporation ("New Whitman"). Unless the context dictates otherwise, the use of the terms "Whitman" or "the Company" herein shall include the results of operations of both Old Whitman and New Whitman. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in Old Whitman's Annual Report on Form 10-K/A for the fiscal year ended January 2, 1999. In the opinion of management, the information furnished herein reflects all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of results for the interim periods presented. Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Effective at the end of 1998, Old Whitman changed its fiscal year from a calendar year to a year consisting of 52 or 53 weeks ending on the Saturday closest to December 31. Old Whitman's first and second quarters of 1999 commenced January 3, 1999 and April 4, 1999, respectively, and the Company's second quarter of 1999 ended July 3, 1999. In the second quarter of 1999, the Company eliminated the two-month reporting lag in consolidating results of its existing international territories, resulting in additional sales of $11.6 million and operating losses of $0.6 million.

3. On January 25, 1999, Old Whitman announced that its Board of Directors had approved a new business relationship with PepsiCo, Inc. ("PepsiCo"). The new relationship was approved by Old Whitman's shareholders on May 20, 1999. As part of the Contribution and Merger Agreement (the "Agreement") with PepsiCo and New Whitman, on May 20, 1999 PepsiCo contributed certain assets of several domestic franchise territories to New Whitman and Old Whitman merged into New Whitman. Contributed territories included Cleveland, Ohio, Dayton, Ohio, Indianapolis, Indiana, St. Louis, Missouri and southern Indiana. Pepsi-Cola General Bottlers, Inc. ("Pepsi General"), a wholly owned subsidiary of Old Whitman prior to the Merger and a wholly owned subsidiary of the Company following the merger, acquired PepsiCo's international operations in Hungary, the Czech Republic, Slovakia and the balance of Poland on May 31, 1999. In exchange for the territories acquired/contributed from PepsiCo and the elimination of PepsiCo's 20 percent minority interest in Pepsi General, New Whitman issued 54 million shares of common stock to PepsiCo. In addition, New Whitman paid PepsiCo cash totaling $133.7 million and assumed bank debt of $42.3 million, and assumed $241.8 million of notes payable to PepsiCo, due August 31, 1999. As part of the Agreement, the Company agreed to repurchase up to 16 million shares, or $400 million of its common stock, whichever is less, during the 12-month period following the close of the transaction. The Company repurchased approximately 13.4 million shares of its common stock in the first half of 1999, at a total cost of $251.9 million. PepsiCo has agreed that such repurchases may be used to reduce New Whitman's repurchase commitment.

      The Agreement provided for Pepsi General to sell to PepsiCo its operations in Marion, Virginia, Princeton, West Virginia and the St. Petersburg area of Russia. On March 19, 1999, Pepsi General completed the sale to PepsiCo of the franchises in Marion, Virginia and Princeton, West Virginia. The sale of the franchise in Russia was completed on March 31, 1999. Proceeds from these sales were $117.8 million and the Company recorded a pretax gain of $11.4 million ($8.0 million after tax and minority interest), which is reflected in other expense, net, on the Condensed Consolidated Statements of Income. In accordance with the terms of the Agreement, this gain is subject to adjustment pending a final determination of closing date working capital of the territories sold.

                              WHITMAN CORPORATION
                                   FORM 10-Q
                              SECOND QUARTER 1999


      Details of domestic and Central European territories acquired from PepsiCo in the second quarter of 1999 are as follows (in millions):

Fair value of assets acquired, including
  intangible assets of $1,009.0 million                $1,410.7
Liabilities assumed                                      (165.6)
                                                       --------
Cost of acquisition                                     1,245.1
Common stock issued to PepsiCo (54.0 million shares)   (1,134.0)
Notes issued to PepsiCo                                  (241.8)
Elimination of PepsiCo's 20 percent minority
  interest in Pepsi General                               243.2
Cash and equivalents acquired                              (6.8)
                                                       --------
Net cash paid for acquired territories                 $  105.7
                                                       ========

      The acquisitions of the domestic and Central European territories have been accounted for under the purchase method; accordingly, the results of operations of the acquired territories have been included in the Company's consolidated financial statements since the dates of acquisition. The excess of the aggregate purchase price over the fair value of net assets acquired is being amortized on a straight-line basis over 40 years. The principal factors considered in determining the use of a 40-year amortization period include: 1) the franchise agreements with PepsiCo are granted in perpetuity and provide the exclusive right to manufacture and sell PepsiCo branded products within the territories prescribed in the agreements, and 2) the existing and projected cash flows are adequate to support the carrying values of intangible assets. The portion of the excess purchase cost allocated to property is based on preliminary appraisals. The allocation is subject to refinement when the final appraisals are completed. The Company anticipates that the final appraisals will not differ significantly from the preliminary appraisals.

      The following pro forma consolidated results of operations for the second quarter and first half of 1999 and 1998 assume the acquisitions occurred as of the beginning of fiscal 1998 (unaudited and in millions, except per share data):

                                                Second Quarter           First Half
                                             --------------------   ----------------------
                                               1999        1998        1999         1998
                                             --------    --------   --------     ---------
Sales                                        $ 633.9     $ 589.1    $ 1,145.8    $ 1,068.2
Net income (loss)                              (43.8)       21.2        (34.4)         5.9
Net income (loss) per common share-basic       (0.32)       0.15        (0.25)        0.04
Net income (loss) per common share-diluted     (0.32)       0.15        (0.25)        0.04

      The above pro forma information includes the $23.4 million of special charges ($16.2 million after taxes) recorded by Pepsi General in the second quarter of 1999 and the first quarter 1999 $8.0 million after tax gain on the sale of Marion, Princeton and Russia, as well as the $56.3 million charge ($35.9 million after taxes) recorded in the second quarter of 1999 for the write-down of real estate held by the Company (see Note
      7). Absent these one-time items and adjusting 1998 sales for the change in the Company's reporting calendar, sales and income from continuing operations and related per share amounts are as follows (unaudited and in millions, except per share data):

                                       Second Quarter           First Half
                                    ---------------------   ----------------------
                                      1999         1998        1999         1998
                                    --------    ---------   --------     ---------
Sales                               $  633.9    $  622.2    $ 1,145.8    $ 1,113.5
Income from continuing operations       24.6        21.2         30.8         24.7
Income from continuing operations
   per share - basic                    0.18        0.15         0.22         0.18
Income from continuing operations
   per share - diluted                  0.18        0.15         0.22         0.18

4. On January 30, 1998, the Company established Hussmann International, Inc. ("Hussmann") and Midas, Inc. ("Midas") as independent publicly-held companies through tax-free distributions (spin-offs) to Whitman shareholders. Whitman retained Pepsi General as its principal operating company. The financial information of Hussmann and Midas is reflected as discontinued operations.

                              WHITMAN CORPORATION
                                   FORM 10-Q
                              SECOND QUARTER 1999


5. Loss from discontinued operations in the second quarter of 1999 includes a $12 million settlement of environmental litigation filed against Pneumo Abex, a former subsidiary of the Company, as well as an increase of $30.8 million in accruals for other environmental matters related to Pneumo Abex. The loss from discontinued operations in 1998 includes the net losses of Hussmann and Midas through January 30, 1998, the date of the spin-offs. The losses have been reduced by income taxes of $15.6 million for the first half of 1999 and increased by $0.1 million for the first half of 1998.

6. In the second quarter of 1999, Pepsi General recorded a special charge of $18.6 million ($11.4 million after tax) for staff reduction costs and non-cash asset write-downs, principally related to the acquisition of the domestic and international territories from PepsiCo. In addition, the Company announced it will seek the sale of the Baltics operations to a third party and has written down its investment by $4.8 million to the expected net realizable value.

      In 1997, the Company recorded special charges totaling $49.3 million, consisting of $14.8 million recorded by Pepsi General to consolidate a number of its domestic divisions, including reductions in staffing levels, and to write-down certain assets in its domestic and international operations, and $34.5 million recorded by Whitman relating to the severance of essentially all of the Whitman corporate management and staff and for expenses associated with the spin-offs.

      The following table summarizes the remaining accrued liabilities associated with the special charges at January 2, 1999, activity during the first half of 1999, and the remaining accrued liabilities at July 3, 1999 (in millions):


                                                     Pepsi   Whitman
                                                    General Corporate   Total
                                                    ------- --------- --------
Accrued liabilities at January 2, 1999
   (all employee related costs)                      $ 1.5    $13.0    $14.5

Special charges:
   Asset write-downs associated with exit of
     plastic returnable bottle package in existing
     international territories                         7.6       --      7.6
   Other asset write-downs                             5.9       --      5.9
   Employee related costs                              5.1       --      5.1
   Write-down of Baltics operations                    4.8       --      4.8
                                                     -----    -----    -----

        Total special charges                         23.4       --     23.4
                                                     -----    -----    -----

Expenditures and asset write-downs:
   Asset write-downs                                 (18.3)      --    (18.3)
   Expenditures for employee related costs            (1.7)    (4.6)    (6.3)
                                                     -----    -----    -----

        Total expenditures and asset write-downs     (20.0)    (4.6)   (24.6)
                                                     -----    -----    -----

Accrued liabilities at July 3, 1999                  $ 4.9    $ 8.4    $13.3
                                                     =====    =====    =====

      Employee related costs recorded in 1999 special charges include severance payments for the management and staff affected by the consolidation of international headquarters and operations in Poland and management changes in certain domestic markets. Employee related costs recorded in 1997 special charges include severance payments for the management and staff affected by changes in the organizational structure, as well as other headcount reduction programs. The total number of employees affected by the 1999 charges is approximately 110, while the total number of employees affected by the 1997 charges was approximately 125 at Pepsi General and essentially all employees at Whitman Corporate. During the first half of 1999, approximately 6 positions were eliminated and approximately 12 positions are yet to be eliminated in relation to the 1997 charges, while approximately 4 positions were eliminated and approximately 106 positions are yet to be eliminated in relation to the 1999 charges.

                              WHITMAN CORPORATION
                                   FORM 10-Q
                              SECOND QUARTER 1999

      The accrued liabilities remaining at July 3, 1999 are comprised of deferred severance payments and certain employee benefits. The Company expects to pay a significant portion of the $13.3 million of employee related costs during the next twelve months; accordingly, such amounts are classified as other current liabilities.

7. The Company entered into an agreement for the sale of property in downtown Chicago and recorded a charge of $56.3 million ($35.9 million after tax) in the second quarter of 1999 to reduce the book value of the property. This charge is reflected in other expense, net on the Condensed Consolidated Statements of Income. The close of the sale is subject to completion of certain due diligence and certain other conditions, and is expected to occur by the end of 1999.

8. In January, 1998, Whitman made a tender offer for any and all of its outstanding 7.625% and 8.25% notes maturing June 15, 2015, and February 15, 2007, respectively. In connection with the tender offer, Whitman repurchased 7.625% and 8.25% notes with principal amounts of $91.0 million and $88.5 million, respectively. The Company paid total premiums in connection with the tender offer of $26.4 million and the remaining unamortized discount and issue costs related to repurchased notes were $2.1 million. The Company also repaid a term loan and notes with principal amounts of $50.0 million scheduled to mature in 1998 and 1999, notes due in 2002 with principal amounts of $50.0 million and industrial revenue bonds of $5.0 million due 2013. Costs associated with these repayments and the remaining unamortized issue costs were not significant. The Company recorded an extraordinary charge of $18.3 million, net of income tax benefits of $10.4 million, in the first quarter of 1998 related to these early extinguishments of debt.

9. The Company's comprehensive income (loss) was as follows:

                                              Second Quarter           First Half
                                         ---------------------   ----------------------
                                           1999         1998        1999         1998
                                         --------    ---------   ---------    ---------
                                                           (in millions)
Net income (loss)                         $(37.5)     $16.4      $(23.2)        $ 5.7
Foreign currency translation adjustment     (4.2)       0.9        (5.4)          2.9
Unrealized gains on securities               1.4        4.6         0.1           5.5
                                          ------      -----      ------         -----

Comprehensive income (loss)               $(40.3)     $21.9      $(28.5)        $14.1
                                          ======      =====      ======         =====

      Unrealized gains on securities are presented net of tax expense of $0.8 million, $2.6 million, $0.1 million and $3.0 million, respectively.

      Prior to May 20, 1999, the Company classified PepsiCo's 20 percent share of Pepsi General's cumulative translation adjustment within minority interest. As a result of the elimination of PepsiCo's minority interest in Pepsi General, approximately $3.7 million of cumulative translation adjustment has been reclassified from minority interest to cumulative translation adjustment, and therefore has been included in comprehensive loss for the second quarter and first half of 1999.

10. Interest expense, net, is comprised of the following:

                                             Second Quarter           First Half
                                        ---------------------   ----------------------
                                          1999        1998        1999         1998
                                        --------    ---------   ---------    ---------
                                                           (in millions)
Interest expense                         $(15.6)     $(10.9)     $(27.6)      $(23.5)
Interest income from Hussmann and Midas      --          --          --          1.6
Interest income                             1.4         2.4         2.1          4.1
                                         ------      ------      ------       ------

Interest expense, net                    $(14.2)     $ (8.5)     $(25.5)      $(17.8)
                                         ======      ======      ======       ======

      Interest income from Hussmann and Midas related to intercompany loans and advances. The related interest expense recorded by Hussmann and Midas is included in loss from discontinued operations after taxes.

                              WHITMAN CORPORATION
                                   FORM 10-Q
                              SECOND QUARTER 1999


11. Net cash provided by operating activities reflected cash payments and receipts for interest and income taxes as follows:

                                                               First Half
                                                         ----------------------
                                                            1999         1998
                                                         ---------    ---------
                                                              (in millions)
                  Interest paid                          $   26.1     $    29.3
                  Interest received                           2.6           3.2
                  Income taxes paid, net of refunds          19.8           3.4

      The increase in income taxes paid in the first half of 1999 versus the comparable period in 1998 was due primarily to the impact of the tax benefits arising from the extraordinary loss recorded during the first quarter of 1998 (see Note 8).

12. As a result of the Central European territory acquisitions, the Company re-evaluated certain previous tax positions related to its international operations and eliminated $19.8 million of deferred tax liabilities recorded in prior periods. Beginning in the second quarter of 1999, the Company no longer defers the tax benefits on international losses. Excluding non-recurring items, the following table reconciles the income tax provision for continuing operations at the U.S. federal statutory rate to the Company's actual income tax (benefit) provision on continuing operations (dollars in millions):

                                                             First Half of 1999   First Half of 1998
                                                             ------------------   ------------------
                                                             Amount        %       Amount       %
                                                             ------     ------    ------      ------
Income taxes computed at the U.S. federal statutory rate      $22.1       35.0     $21.2       35.0
State income taxes, net of federal income tax benefit           3.1        4.9       2.8        4.6
Non-U.S. losses                                                 0.3        0.5       1.6        2.6
Non-deductible portion of amortization - intangibles            4.1        6.5       1.6        2.6
Other items, net                                                0.5        0.9        --        0.1
                                                             ------      -----     -----      -----
Income tax on continuing operations, excluding
  non-recurring items                                          30.1       47.8      27.2       44.9
                                                                         =====                =====

Tax benefit of special charges and elimination of
  deferred tax liabilities recorded in prior periods          (46.0)                  --
                                                             ------                -----
Income tax (benefit) expense on continuing operations        $(15.9)               $27.2
                                                             ======                =====

13. At July 3, 1999, the components of inventory were approximately: raw materials and supplies - 45 percent; finished goods - 55 percent.

14. The Company continues to be subject to certain indemnification obligations under agreements with previously sold subsidiaries for potential environmental liabilities. There is significant uncertainty in assessing the Company's share of the potential liability for such claims. The assessment and determination for cleanup at the various sites involved is inherently difficult to estimate, and the Company's share of related costs is subject to various factors, including possible insurance recoveries and the allocation of liabilities among many other potentially responsible and financially viable parties.

      At July 3, 1999, the Company had accruals of $42.8 million to cover these potential liabilities, including $12.0 million classified as current liabilities. Such amounts are determined using estimated undiscounted future cash requirements, and have not been reduced by potential future insurance recoveries. These estimated liabilities include expenses for the remediation of identified sites, payments to third parties for claims and expenses, and the expenses of on-going evaluation and litigation. The estimates are based upon current technology and remediation techniques, and do not take into consideration any inflationary trends upon such claims or expenses, nor do they reflect the possible benefits of continuing improvements in remediation methods. The accruals also do not provide for any claims for environmental liabilities or other potential issues which may be filed against the Company in the future.

                              WHITMAN CORPORATION
                                   FORM 10-Q
                              SECOND QUARTER 1999


      The Company also has other contingent liabilities from various pending claims and litigation on a number of matters, including indemnification claims under agreements with previously sold subsidiaries for product liability and toxic torts. The ultimate liability for these claims, if any, cannot be determined. In the opinion of management, and based upon information currently available, the ultimate resolution of these claims and litigation, including potential environmental exposures, and considering amounts already accrued, will not have a material effect on the Company's financial condition or the results of operations. Additional claims and liabilities may develop and may result in additional charges to income, principally through discontinued operations. Existing environmental liabilities associated with the Company's continuing operations are not material.

15. During the first half of 1999, the Company entered into several derivative financial instruments to reduce the Company's exposure to adverse fluctuations in interest rates and commodity prices. These financial instruments were "over-the-counter" instruments and were designated at their inception as hedges of underlying exposures. The Company does not enter into derivative financial instruments for trading purposes.

      In March, 1999, the Company entered into forward contracts with an aggregate notional amount of $150 million to fix the interest rate on the April, 1999 issuance of $150 million of 6.375 percent notes due in 2009. In April, 1999, the Company entered into further contracts with an aggregate notional amount of $150 million to fix the interest rate on the April, 1999 issuance of $150 million of 6.0 percent notes due in 2004. All such contracts were settled upon issuance of the notes, resulting in net proceeds of $0.4 million.

      During the first quarter of 1999, the Company entered into several swap contracts to hedge future fluctuations in aluminum prices. Each contract hedges price fluctuations on a portion of the Company's aluminum can requirements over a specified future six-month period. Because of the high correlation between aluminum commodity prices and the Company's cost of aluminum cans, the Company considers these hedges to be highly effective. At July 3, 1999, the Company has hedged a portion of its future domestic aluminum requirements extending into the year 2000. Hedging gains and losses on these contracts at July 3, 1999 were not significant and will be recognized in income upon sale of the inventory containing the aluminum being hedged.

16. Basic earnings per share are based upon the weighted-average number of common shares outstanding. Diluted earnings per share assume the exercise of all options which are dilutive, whether exercisable or not. The dilutive effects of stock options are measured under the treasury stock method.

      Options to purchase 2,680,700 shares and 261,000 shares at a weighted-average price of $22.36 and $19.74 per share, respectively, that were outstanding at the end of the first half of 1999 and the first half of 1998, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares during the related period. Due to the loss from continuing operations in the second quarter of 1999, no potential common shares were included in the computation of average diluted shares. The effect of potential common shares, assuming they were not anti-dilutive, would have resulted in average diluted shares of 115.8 million.

                              WHITMAN CORPORATION
                                   FORM 10-Q
                              SECOND QUARTER 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                             RESULTS OF OPERATIONS
             1999 SECOND QUARTER COMPARED WITH 1998 SECOND QUARTER

      Due to the 1999 transaction with PepsiCo that resulted in the divestiture of certain of the Company's operations, as well as the acquisition of significant domestic and Central European territories from PepsiCo, as more fully described in Note 3 to the Condensed Consolidated Financial Statements, the Company believes that comparable results provide a better indication of current operating trends than reported results. Comparable operating results are determined by adjusting, as of the beginning of each period, 1999 and 1998 results to exclude results of territories divested and include results of territories acquired, and to adjust 1998 existing Whitman sales volumes and sales dollars for the change in the Company's reporting calendar. In addition, comparable operating results exclude the $23.4 million of special charges incurred in the second quarter of 1999; the $4.5 million of charges incurred in the first quarter of 1999 related to the settlement of insurance, severance and legal matters; and the impact of eliminating the two-month reporting lag in consolidating international results.

      Sales for the second quarter of 1999 and 1998 are summarized below (in millions):

                                   Reported                  %                    Comparable                 %
                           ------------------------                        ------------------------
                             1999            1998          Change             1999           1998          Change
                           ---------      ---------        ------          ---------      ---------        ------
      Domestic             $  467.4       $   390.6         19.7           $   568.5      $   548.2          3.7
      International            43.3            19.8        118.7                65.4           74.0        -11.6
                           --------       ---------                        ---------      ---------

      Total Sales          $  510.7       $   410.4         24.4           $   633.9      $   622.2          1.9
                           ========       =========                        =========      =========

      On a reported basis, domestic sales increased $76.8 million, or 19.7 percent, in the second quarter of 1999 compared to 1998, reflecting sales contributed by the acquired territories and increased volumes and improved pricing in existing territories. In 8-ounce equivalent cases including foodservice, volume increased 18.0 percent over the second quarter of 1998. Reported volume included Fourth of July holiday sales in existing Whitman markets in the second quarter of 1999, whereas such sales were reported in the third quarter of 1998.

     On a comparable basis, domestic sales increased $20.3 million, or 3.7%, reflecting a 2.7 percent increase in 8-ounce equivalent case volume and improved pricing. Sales growth was driven primarily by the vending, convenience and gas and mass merchandising channels. Volume growth was led primarily by improved demand for the Mountain Dew and Dr Pepper brands, continued strong growth in the water brands Aquafina and Avalon, and sales of Storm and Pepsi One, which were introduced in the third and fourth quarters of 1998, respectively. Growth of 20-ounce non-returnable ("NR") package sales continued, aided by the increased investment in the cold drink initiative, which includes increasing points of access through investment in vending, coolers, and fountain equipment.

      Reported international sales increased significantly due to sales contributed by the newly acquired Central European territories and as a result of eliminating the two-month reporting lag in consolidating international results. However, on a comparable basis, sales decreased by $8.6 million, or
11.6 percent, primarily due to lower sales in Poland, as Easter holiday sales occurred in the first quarter of 1999 versus the second quarter of 1998. In addition, sales decreased in Poland due to poor weather conditions and year over year currency depreciation.

      The consolidated gross profit margin on a reported basis increased to
41.6 percent of sales in the second quarter of 1999, compared with 41.0 percent of sales in the comparable period of 1998. This increase was due to improved international margins in Poland and the Baltics, as well as the absence of Russian operations in the second quarter of 1999. The reported domestic margin decreased slightly, reflecting the lower margin channel and package mix of the acquired territories, partially offset by reduced packaging costs.

      Reported selling, general and administrative ("S,G&A") expenses represented 28.8 percent of sales in the second quarter of 1999, compared with
27.0 percent in the comparable period of 1998. This increase is due, in part, to higher depreciation and other costs to support the Company's cold drink initiative, which was not fully implemented until the latter half of 1998. In addition, incremental Year 2000 costs and expenses associated with the integrated enterprise-wide resource planning ("ERP") system implementation in the second quarter of 1999 amounted to approximately $0.6 million. Amortization expense increased due to the transaction with PepsiCo.

                              WHITMAN CORPORATION
                                   FORM 10-Q
                              SECOND QUARTER 1999


      In the second quarter of 1999, Pepsi General recorded a special charge of $18.6 million ($11.4 million after tax) for staff reduction costs and non-cash asset write-downs, principally related to the acquisition of the domestic and international territories from PepsiCo. In addition, the Company announced it will seek the sale of the Baltics operations to a third party and has written down its investment by $4.8 million to the expected net realizable value.

     As a result of the actions taken leading to the 1999 special charges of $18.6 million, the Company expects to realize approximately $10 million in annual pretax savings, resulting principally from employee related costs. Such savings will not likely be fully realized until the year 2000. In fiscal 1998 and the first half of 1999, the Baltics had sales of $5.4 million and $3.1 million, respectively, and incurred operating losses of $3.5 million and $0.8 million, respectively.

      Operating income (loss) for the second quarter of 1999 and 1998 is summarized below (in millions):

                                   Reported                  %                    Comparable                 %
                           ------------------------                        ------------------------
                             1999            1998          Change             1999           1998          Change
                           ---------      ---------        ------          ---------      ---------        ------
      Domestic             $   61.5       $    58.1          5.9           $    69.8      $    64.6          8.0
      International           (24.7)           (4.9)         N/M                (7.5)          (8.9)        15.8
                           --------       ---------                        ---------      ---------

      Total Operating
        Income             $   36.8       $    53.2        -30.8           $    62.3      $    55.7         11.8
                           ========       =========                        =========      =========

      In the second quarter of 1999, reported domestic operating income increased $3.4 million, or 5.9 percent. Included in second quarter 1999 domestic operating income are $2.8 million of special charges, resulting from management changes in certain domestic markets (see Note 6 to the Condensed Consolidated Financial Statements). Excluding these charges, reported operating income increased $6.2 million, or 10.7 percent, to $64.3 million in the second quarter of 1999, reflecting higher operating income from the inclusion of 1999 Fourth of July holiday sales in existing Whitman markets and operating income contributed by the acquired territories.

      On a comparable basis, domestic operating income increased $5.2 million, or 8.0 percent, reflecting the benefit of 1999 Fourth of July holiday sales. Excluding certain one-time credits passed back by PepsiCo to the newly acquired territories in 1998, comparable operating income growth was 10.6 percent. The domestic operating margin for the second quarter of 1999, at 12.3 percent, was essentially unchanged from a year ago.

      Included in the second quarter 1999 international operating losses are $20.6 million of special charges resulting principally from the acquisition of Central European territories from PepsiCo (see Note 6 to the Condensed Consolidated Financial Statements). Excluding these charges, reported operating losses decreased $0.8 million, or 16.3 percent, to $4.1 million in the second quarter of 1999. This decrease was principally attributable to improved results in Poland and the Baltics. On a comparable basis, international operating losses decreased by $1.4 million from the second quarter of 1998, primarily due to cost savings realized in the existing Poland and Baltics territories, as well as improved results in Hungary and the Czech Republic.

      Net interest expense increased $5.7 million to $14.2 million. The increase was due principally to an increase in average quarterly outstanding net debt due to the acquisitions of domestic and Central European territories from PepsiCo and related share repurchases.

      Other expense, net, increased to $54.4 million in the second quarter of 1999 compared with $5.2 million in the second quarter of 1998, primarily due to the $56.3 million write-down of non-operating real estate. See Note 7 to the Condensed Consolidated Financial Statements. Absent this charge, non-operating income was $1.9 million in the quarter. The reduced non-operating expenses are attributable, in part, to the termination of the management fee paid to PepsiCo and reduced real estate taxes on non-operating land.

                              WHITMAN CORPORATION
                                   FORM 10-Q
                              SECOND QUARTER 1999


                             RESULTS OF OPERATIONS
                 1999 FIRST HALF COMPARED WITH 1998 FIRST HALF

      See "Results of Operations - 1999 Second Quarter Compared with 1998 Second Quarter" for discussion of the basis used below for determining comparable results of operations.

      Sales for the first half of 1999 and first half of 1998 are summarized below (in millions):

                                   Reported                  %                    Comparable                 %
                           ------------------------                        ------------------------
                             1999            1998          Change             1999           1998          Change
                           ---------      ---------        ------          ---------      ---------        ------
      Domestic             $  828.7       $   723.3         14.6           $ 1,034.3      $   995.5          3.9
      International            56.8            35.6         59.6               111.5          118.0         -5.5
                           --------       ---------                        ---------      ---------

      Total Sales          $  885.5       $   758.9         16.7           $ 1,145.8      $ 1,113.5          2.9
                           ========       =========                        =========      =========

      Reported domestic sales increased $105.4 million, or 14.6 percent, in the first half of 1999 compared with the same period of 1998, reflecting sales contributed by the acquired territories and improved pricing and increased volumes in existing territories. Reported volume including foodservice, in 8-ounce equivalent cases, increased 12.6 percent, reflecting volume contributed by the acquired territories and the inclusion of 1999 Fourth of July holiday sales in existing Whitman markets which were reported in the third quarter of 1998.

      On a comparable basis, domestic sales increased $38.8 million, or 3.9%, reflecting a 3.3 percent increase in 8-ounce equivalent case volume, including foodservice, and improved pricing.

      Reported international sales increased significantly in the first half of 1999 due to sales contributed by the newly acquired Central European territories and as a result of eliminating the two-month reporting lag in consolidating international results. On a comparable basis, sales decreased by $6.5 million to $111.5 million, reflecting lower sales in Poland due to poor weather conditions and year over year currency depreciation.

      The consolidated gross profit margin on a reported basis increased from
40.9 percent of sales to 41.5 percent of sales, due to decreased domestic packaging costs, and higher international margins attributable to improvements in Poland and the Baltics.

      Reported S,G&A expenses, excluding first half charges related to the settlement of insurance, severance and legal matters, represented 29.6 percent of sales in the first half of 1999, compared with 28.2 percent in the comparable period of 1998. This increase is due, in part, to higher depreciation and other costs to support the Company's cold drink initiative, which was not fully implemented until the latter half of 1998. In addition, incremental Year 2000 costs and expenses associated with the ERP system implementation in the first half of 1999 amounted to approximately $1.5 million. Amortization expense increased due to the transaction with PepsiCo.

See "Results of Operations - 1999 Second Quarter Compared with 1998 Second Quarter" for discussion of special charges incurred in the first half of 1999.

      Operating income (loss) for the first half of 1999 and first half of 1998 is summarized below (in millions):


                                   Reported                  %                    Comparable                 %
                           ------------------------                        ------------------------
                             1999            1998          Change             1999           1998          Change
                           ---------      ---------        ------          ---------      ---------        ------
      Domestic             $  100.1       $    99.3          0.8           $   112.5      $   105.6          6.5
      International           (32.1)          (10.8)         N/M               (21.6)         (27.7)        22.0
                           --------       ---------                        ---------      ---------

      Total Operating
        Income             $   68.0       $    88.5        -23.2           $    90.9      $    77.9         16.7
                           ========       =========                        =========      =========

                              WHITMAN CORPORATION
                                   FORM 10-Q
                              SECOND QUARTER 1999


      Excluding first half charges, reported domestic operating income increased $8.1 million, or 8.2 percent, to $107.4 million. This increase reflects higher sales volumes resulting from the inclusion of 1999 Fourth of July holiday sales and operating income contributed by the acquired territories, partially offset by increased amortization expense of $1.5 million.

      On a comparable basis, domestic operating income increased $6.9 million, or 6.5 percent, in the first half of 1999, reflecting the benefit of 1999 Fourth of July holiday sales. Excluding certain one-time credits passed back by PepsiCo to the newly acquired territories in 1998, comparable operating income growth was 8.6 percent. The domestic operating margin for the first half of 1999, at 10.9 percent, was essentially unchanged from the first half of 1998.

      Included in 1999 first half international losses are $20.6 million of special charges recorded in the second quarter of 1999 (see "Results of Operations - 1999 Second Quarter Compared with 1998 Second Quarter"). Excluding these charges, reported operating losses increased $0.7 million, or 6.5 percent, to $11.5 million in the first half of 1999. This increase is due primarily to the second quarter 1999 elimination of the two-month lag in reporting international results and the additional operating losses from the newly acquired territories, partially offset by improved results in the Baltics. On a comparable basis, 1999 first half international operating losses decreased by $6.1 million from the first half of 1998, primarily due to improvements in the Poland, Baltics and Czech Republic territories.

      Net interest expense increased $7.7 million to $25.5 million. This increase was due principally to an increase in average outstanding net debt due to the acquisitions of domestic and Central European territories and to the related share repurchases, as well as the loss of interest income received from Midas and Hussmann in the first quarter of 1998.

      Other expense, net, of $47.8 million in the first half of 1999 includes the $56.3 million write-down of non-operating real estate and the $11.4 million pre-tax gain related to the sale of the Company's operations in Marion, Princeton, and Russia. Absent these items, non-operating expense was $2.9 million in the first half of 1999, compared to 10.1 million in the first half of 1998. This decrease is due, in part, to the termination of the management fee paid to PepsiCo and reduced real estate taxes on non-operating land.

                        LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by continuing operations decreased by $24.7 million to $34.3 million in the first half of 1999. Income from continuing operations in the first half of 1999 decreased by $20.5 million, principally due to the non-recurring items, including special charges and the real estate investment write-down, discussed in the Notes to the Condensed Consolidated Financial Statements. The $50.1 million decrease in deferred taxes resulted primarily from the reversal of $19.8 million of deferred tax liabilities related to international operations (see Note 12 to the Condensed Consolidated Financial Statements) and the recording of deferred tax assets attributable to non-recurring items recorded in the second quarter of 1999 (see Notes 6 and 7 to the Condensed Consolidated Financial Statements). Increases in primary working capital (defined as receivables and inventories less payables), principally due to the operations of the acquired territories, were $23.2 million in the first half of 1999 compared with decreases of $0.1 million in the prior year. The net change in other assets and liabilities required net cash of $15.9 million in the first half of 1999 compared with $2.9 million in the comparable period of 1998. This decrease in cash was primarily due to the following factors: the extraordinary loss recorded in the first quarter of 1998 provided a current tax benefit of $10.4 million; reductions in reserves at the Company's insurance subsidiary due to claim payments associated with coverage for previously discontinued operations; and various payments of operating liabilities.

      Investing activities in the first half of 1999 included $113.6 million of net proceeds received from the sale of the Marion, Princeton and Russia franchise territories, as well as $105.7 million of net cash paid for the domestic and Central European franchises acquired from PepsiCo. Investing activities in the first half of 1998 included $434.3 million received in January, 1998, from Hussmann and Midas prior to their spin-offs to settle intercompany indebtedness and to pay special dividends. The Company made capital investments of $79.2 million, net of proceeds from dispositions, in its operations in the first half of 1999 compared with $57.8 million in the first half of 1998, with increased spending principally attributable to investment in the cold drink initiative, spending by the newly acquired territories, and increased spending on fleet vehicles to support the Company's growth. Cash received, net of investments made, from the Company's joint venture in Poland was $1.2 million in the first half of 1999 compared to $1.8 million in the first half of 1998.

      Purchases and sales of investments principally relate to the Company's insurance subsidiary, which provides certain levels of insurance for Pepsi General and the operations of Hussmann and Midas up to the date of the spin-offs. Funds are invested by the insurance subsidiary and proceeds from the sale of investments are used by the insurance subsidiary to pay claims and other expenses. A substantial portion of such investments are reinvested as they mature.

      The Company's total debt increased $562.6 million to $1,166.2 million at July 3, 1999, from $603.6 million at January 2, 1999. This increase is primarily attributable to the April, 1999 issuance of $150 million of 6.0 percent notes due in 2004 and $150 million of 6.375 percent notes due in 2009, as well as the May, 1999 assumption of $241.8 million of notes payable to PepsiCo, which mature on August 31, 1999 and bear interest at a rate of 5.05 percent. The Company repurchased approximately 13.4 million shares and 1.3 million shares of its common stock for $251.9 million and $23.6 million in the first half of 1999 and the first half of 1998, respectively. The Company paid dividends of $6.0 million in the first half of 1999, based on quarterly cash dividend rates of $0.05 and $0.01 per common share in the first and second quarters of 1999, respectively, compared with $10.1 million in the first half of 1998, based on a quarterly cash dividend rate of $0.05 per common share. The issuance of common stock, including treasury shares, for the exercise of stock options resulted in cash inflows of $1.4 million in the first half of 1999, compared with $19.6 million in the first half of 1998.

      The Company has a five-year revolving credit agreement with maximum borrowings of $500 million. In April 1999, the Company increased its commercial paper program to $500 million. The revolving credit facility acts as a back-up for the commercial paper program; accordingly, the Company has a total of $500 million available under the commercial paper program and revolving credit facility combined. Total commercial paper borrowings were $35 million at July 3, 1999. The Company believes that with its existing operating cash flows, available lines of credit, and the potential for additional debt and equity offerings, the Company will have sufficient resources to fund its future growth and expansion, including potential domestic franchise acquisitions.

                              YEAR 2000 READINESS

      The Year 2000 ("Y2K") issue relates to computer applications being designed using only two digits, rather than four, to represent a year. As a result, computer applications could fail or create erroneous results by recognizing "00" as the year 1900 rather than the year 2000. The Company considers Y2K readiness as the ability to manage and process date-related information without materially abnormal or incorrect outcomes beyond January 1, 2000.

      Beginning in 1997, the Company initiated a company-wide effort to address the Y2K issues that affect its operations and to minimize service interruptions. This effort consists of five phases: (1) inventory, (2) assessment, (3) remediation, (4) testing and (5) developing contingency plans. The contingency plans will include addressing issues associated with any non-compliant suppliers and key customers in order to minimize the potential material adverse effects of any Y2K problems. During 1998, the Company designated one of its senior managers as its Vice President - Y2K Planning and Compliance. This position is responsible for coordinating all facets of the Company's Y2K initiative, including coordinating efforts and responsibilities between corporate Information Technology ("IT") and non-IT personnel and local division management to identify, evaluate and implement changes to centralized and non-centralized computer systems, applications and equipment necessary to achieve Y2K readiness. Local management has identified and evaluated major areas of potential business impact, including critical suppliers and customers, to enable proper monitoring of Y2K conversion efforts on a centralized basis.

      In the first quarter of 1998, the Company began implementation of an ERP system. The ERP system will address the Company's financial applications during the first phase of implementation and address manufacturing and distribution systems during the second phase. The ERP project was begun with the goal of expanding existing system capacity for future growth and improving processing efficiencies, as well as addressing any Y2K compliance issues associated with the Company's existing systems. The first phase of the ERP implementation was implemented during January, 1999, except for the asset management and accounts receivable modules. The asset management module was implemented during the first quarter of 1999. The accounts receivable module will be implemented during the fourth quarter of 1999. Phase two of the ERP project is expected to be completed during the latter half of 1999 and first half of the Year 2000. The stages of the second phase targeted for completion in the Year 2000 do not involve any Y2K compliance issues. In conjunction with the implementation of the ERP system, certain hardware and software components have been or will be upgraded to expand existing capacity. Through the first half of 1999, costs incurred in the ERP implementation totaled approximately $14.2 million.

                              WHITMAN CORPORATION
                                   FORM 10-Q
                              SECOND QUARTER 1999

Implementation costs for the entire ERP project currently are expected to be $25 million to $30 million. These costs have been, and will be, funded through operating cash flows. A majority of the costs, as they relate to purchased hardware, software and the implementation thereof, will be capitalized.

     The Company has conducted an inventory of its IT systems and has corrected substantially all of those critical-path systems that were found to have date-related deficiencies, excluding the financial systems addressed by phase one of the ERP implementation. In the case of non-IT systems (i.e., including embedded chip technology), the Company conducted an inventory of its facilities, which was completed, for the most part, by the end of 1998. Correction of date-deficient systems and equipment was virtually complete by the end of the second quarter of 1999. The Company is also surveying selected third parties, including its principal suppliers and customers, as well as governmental entities, to determine the status of their Y2K compliance programs.

     The inventory, assessment, remediation and testing phases of the Y2K project are in progress. As part of the Company's testing phase, it intends to conduct verification testing of selected mainframe/network component upgrades received from suppliers. In addition, selected critical components are scheduled to undergo testing in a controlled environment that replicates the current mainframe/network configuration to simulate the turn of the century and leap year dates. In the event these efforts do not address all potential systems problems, the Company is beginning the process of developing contingency plans to ensure that it will be able to operate the critical areas of its business. This process includes developing alternative plans to engage in business activities with customers and suppliers should they or the Company not be Y2K compliant, including resorting to paper records of certain transactions presently handled electronically. Development of overall contingency plans was deferred due to the acquisition of territories from PepsiCo. Contingency plans are being developed for both international and domestic operations, and will be finalized in the third quarter of 1999. The ultimate implementation of contingency plans, if necessary, would be expected during the fourth quarter of 1999.

     The Company is continuing its effort to address Y2K readiness at its operations which were sold to PepsiCo in the first quarter of 1999. Likewise, PepsiCo continued its Y2K project at the territories acquired in the second quarter of 1999. The Company has been informed that PepsiCo's project, as it relates to their bottling operations, is similar in scope and progress to the Company's project.

     The Company's critical IT systems, except as specifically noted elsewhere, were Y2K compliant at the end of the first quarter of 1999. Over 90 percent of the Company's non-IT systems and equipment were compliant by June, 1999. It is expected the balance of non-IT systems and equipment will be compliant by the end of the third quarter of 1999. Incremental costs, over and above the aforementioned ERP system project spending, related to the Y2K project are being expensed as incurred and funded through operating cash flows. Through the second quarter of 1999, the Company had expensed approximately $1.3 million of such incremental costs. Total incremental costs to ensure Y2K compliance are estimated to be $2 million to $5 million, with the majority of the costs being incurred in 1999. This expectation assumes that the Company will not be obligated to incur significant Y2K-related costs on behalf of its customers or suppliers. The projection of Y2K-related costs is based on numerous assumptions and estimates; consequently, actual costs could be materially greater than anticipated. Plans will continue to be monitored for completion. Incomplete or untimely resolution of the Y2K issue by the Company, by critically important suppliers and customers of the Company, or by governmental entities, could have a materially adverse impact on the Company's business operations or financial condition in the future.

                           FORWARD-LOOKING STATEMENTS

      This quarterly report on Form 10-Q contains certain forward-looking information that reflects management's expectations, estimates and assumptions, based on information available at the time this Form 10-Q was prepared. When used in this document, the words "anticipate," "believe," "estimate," "expect," "plan", "intend" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, including, but not limited to, the following: competition, including product and pricing pressures; changing trends in consumer tastes; changes in the Company's relationship and/or support programs with PepsiCo and other brand owners; market acceptance of new product offerings; weather conditions; cost and availability of raw materials; availability of capital; labor and employee benefit costs; unfavorable interest rate and currency fluctuations; unexpected costs associated with Year 2000 conversions or the business risks associated with potential Year 2000 non-compliance by the Company, customers and/or suppliers; costs of legal proceedings; and general economic, business and political conditions in the countries and territories where the Company operates.

                              WHITMAN CORPORATION
                                   FORM 10-Q
                              SECOND QUARTER 1999


      These events and uncertainties are difficult or impossible to predict accurately and many are beyond the Company's control. The Company assumes no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is subject to various market risks, including risks from changes in commodity prices, interest rates and current exchange rates.

COMMODITY PRICES

      The risk from commodity price changes correlates to Pepsi General's ability to recover higher product costs through price increases to customers, which may be limited due to the competitive pricing environment that exists in the soft drink business. In 1999, the Company began to use swap contracts to hedge against price fluctuations for a portion of its aluminum requirements. See Note 15 to the Condensed Consolidated Financial Statements. Costs for other raw material requirements are managed by entering into firm commitments for materials used.

INTEREST RATES

      In the first half of 1999, the risk from changes in interest rates was not material to the Company's operations because a significant portion of the Company's debt issues were fixed rate obligations. Substantially all of the Company's floating rate exposure related to changes in the six month LIBOR rate. A 50 basis point (0.5 percent) change in the six month LIBOR rate would have had an insignificant impact on the Company's first half 1999 interest expense related to its floating rate obligations. In possible future issuances of debt, the Company may be subject to additional floating rate interest exposure and may manage those exposures using interest rate swaps. Thus far in 1999, the Company has entered into contracts to fix interest rates on $300 million of notes issued by the Company on April 30, 1999. See Note 15 to the Condensed Consolidated Financial Statements. In the first half of 1999, the Company had short-term investments throughout the first half of the year, principally invested in money market funds and commercial paper, which were most closely tied to three-month Treasury-bill rates. Assuming a change of 50 basis points in the rate of interest associated with the Company's short-term investments, interest income would have changed by approximately $0.2 million.

CURRENCY EXCHANGE RATES

      Because the Company operates international franchise territories, it is subject to exposure resulting from changes in currency exchange rates. Currency exchange rates are established based on a variety of economic factors including local inflation, growth, interest rates and governmental actions, as well as other factors. The Company currently does not hedge the translation risks of investments in its international operations. Any positive cash flows generated have been reinvested in the operations, excluding loan repayments from the manufacturing joint venture in Poland.

      Non-U.S. operations do not represent a significant portion of the Company's total operations. Changes in currency exchange rates impact the translation of the results of the international operations from their local currencies into U.S. dollars. If the currency exchange rates had changed by 5 percent in the first half of 1999, the impact on reported operating income would have been less than $0.5 million. This estimate does not take into account the possibility that rates can move in opposite directions and that gains in one category may or may not be offset by losses from another category. The economy in Russia was considered highly inflationary for accounting purposes with all transactions being recorded at historical costs in U.S. dollars. All gains and losses due to foreign exchange transactions from the Russia operations, which were sold in the first quarter of 1999, are included in the consolidated results of operations.

                              WHITMAN CORPORATION
                                   FORM 10-Q
                              SECOND QUARTER 1999


PART II - OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a) MAY 20, 1999 SPECIAL MEETING OF SHAREHOLDERS.

     (c) MATTERS VOTED UPON

         To consider and vote upon the proposed Contribution and Merger Agreement (the "Agreement") between the Company and PepsiCo as outlined in the Definitive Proxy Statement dated April 19, 1999 (see
         Note 3 to the Condensed Consolidated Financial Statements).

         The following votes were recorded with respect thereto:

                           Votes for                    61,561,944
                           Votes against                 5,484,946
                           Votes withheld                  204,328
                           Total votes received         67,251,218

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

     (a) EXHIBITS.

           3a.    Certificate of Incorporation, as Amended and                       Filed Herewith
                  Restated on May 20, 1999

           3b.    By-Laws, as Amended and Restated on May 20, 1999                   Filed Herewith

           4a.    First Supplemental Indenture dated as of May 20, 1999              Filed Herewith
                  between Whitman Corporation and The First National
                  Bank of Chicago, Trustee, to the Indenture dated as of
                  January 15, 1993

           10a.   Revised Stock Incentive Plan, as Adopted May 20, 1999              Filed Herewith

           10b.   Form of Nonqualified Stock Option Agreement as                     Filed Herewith
                  Amended May 20, 1999

           10c.   Form of Change in Control Agreement dated May 21, 1999             Filed Herewith

           10d.   Deferred Compensation Plan for Directors, as Adopted               Filed Herewith
                  May 20, 1999

                              WHITMAN CORPORATION
                                   FORM 10-Q
                              SECOND QUARTER 1999



           10e.   1982 Stock Option, Restricted Stock Award and Performance          Filed Herewith
                  Award Plan (as amended through June 16, 1989)

           10f.   Amendment No. 2 to 1982 Stock Option, Restricted Stock             Filed Herewith
                  Award and Performance Award Plan made as of
                  September 1, 1992

           10g.   Form of Nonqualified Stock Option Agreement                        Filed Herewith

           10h.   Amendment to 1982 Stock Option, Restricted Stock Award             Filed Herewith
                  and Performance Award Plan made as of February 19, 1993

           10i.   Management Incentive Compensation Plan                             Filed Herewith

           10j.   Long Term Performance Compensation Program                         Filed Herewith

           10k.   Whitman Corporation Executive Retirement Plan, as                  Filed Herewith
                  Amended and Restated Effective January 1, 1998

           10l.   Pepsi-Cola General Bottlers, Inc. Executive Retirement             Filed Herewith
                  Plan, as Amended and Restated Effective January 1, 1998

           12.    Statement of Calculation of Ratio of Earnings to                   Filed Herewith
                  Fixed Charge

           27.    Financial Data Schedules for the first half of 1999 and 1998       Filed Herewith

     (b)   REPORTS ON FORM 8-K.

           Old Whitman (as defined below) filed a current report on April 22, 1999, during the second quarter of 1999. The current report included as an exhibit, under Item 7, the Form of Supplemental Indenture between the former Whitman Corporation ("Old Whitman") and the First National Bank of Chicago, as trustee. Also included under Item 7 were PepsiCo Bottling Operations Combined Financial Statements, as well as New Whitman's (as defined below) Unaudited Pro Forma Combined Financial Information.

           New Whitman also filed a current report on May 20, 1999, which, under Item 2, described the merging of Old Whitman into Heartland Territories Holdings, Inc. ("New Whitman" or the "Company"), with New Whitman as the surviving corporation and with New Whitman acquiring all assets of Old Whitman. Simultaneously with the merger, the name of Heartland Territories Holdings, Inc. was changed to "Whitman Corporation". Such report also described, under Item 5, the adoption of a new rights plan, under which each shareholder acquired one preferred share purchase right for each share of common stock held on June 11, 1999. Included as an exhibit to such report under Item 7 was the text of the press release dated May 20, 1999 relating to the closing of the merger and the authorization of the rights.

           On July 28, 1999, the Company filed an amendment to the current report filed on May 20, 1999 to indicate that New Whitman is the successor to Old Whitman under Rule 12g(3)(a) of the Securities Act of 1934, as amended.

                              WHITMAN CORPORATION
                                   FORM 10-Q
                              SECOND QUARTER 1999


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                WHITMAN CORPORATION


Date:      August 17, 1999      By:  /s/ MARTIN M. ELLEN
                                     -------------------------
                                     Martin M. Ellen
                                     Senior Vice President and Chief Financial
                                     Officer
                                     (As Chief Accounting Officer and Duly
                                     Authorized Officer of Whitman Corporation)