Form 10-Q
period 1999-10-02
WHITMAN CORP/NEW/
filed 1999-11-16
CIK 1084230

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended October 2, 1999

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to _______

                        Commission File Number 001-15019

                               WHITMAN CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                         13-6167838
-------------------------------                      ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                      Identification Number)


3501 Algonquin Road, Rolling Meadows, Illinois                 60008
----------------------------------------------              ----------
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

As of October 29, 1999, the Registrant had 141,156,808 outstanding shares (excluding treasury shares) of common stock, par value $0.01 per share, the Registrant's only class of common stock.

                               WHITMAN CORPORATION
                                    FORM 10-Q
                               THIRD QUARTER 1999

                                    CONTENTS

PART I     FINANCIAL INFORMATION
           Item 1.    Financial Statements
                         Condensed Consolidated Statements of Income
                         Condensed Consolidated Balance Sheets
                         Condensed Consolidated Statements of Cash Flows
                         Notes to Condensed Consolidated Financial Statements
           Item 2.    Management's Discussion and Analysis of Financial
                         Condition and Results of Operations
           Item 3.    Quantitative and Qualitative Disclosures About Market Risk

PART II    OTHER INFORMATION
           Item 5.    Other Information
           Item 6.    Exhibits and Reports on Form 8-K

SIGNATURE

                              WHITMAN CORPORATION
                                   FORM 10-Q
                               THIRD QUARTER 1999
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                            Third Quarter                       Nine Months
                                                     ------------------------           ------------------------
                                                       1999            1998               1999            1998
                                                     --------        --------           --------        --------
                                                                 (in millions, except per share data)
Sales                                                $  688.6        $  474.4           $1,574.1        $1,233.3
Cost of goods sold                                      392.0           283.9              909.8           732.5
                                                     --------        --------           --------        --------
   Gross profit                                         296.6           190.5              664.3           500.8
Selling, general and administrative expenses            213.8           112.1              480.7           326.0
Amortization expense                                      9.6             3.9               19.0            11.8
Special charges (Note 6)                                  4.5              --               27.9              --
                                                     --------        --------           --------        --------
   Operating income                                      68.7            74.5              136.7           163.0
Interest expense, net (Note 10)                         (19.4)           (9.1)             (44.9)          (26.9)
Other expense, net (Notes 3 and 7)                       (2.1)           (2.0)             (49.9)          (12.1)
                                                     --------        --------           --------        --------
   Income before income taxes                            47.2            63.4               41.9           124.0
Income taxes                                             22.8            29.6                6.9            56.8
                                                     --------        --------           --------        --------
   Income from continuing operations
     before minority interest                            24.4            33.8               35.0            67.2
Minority interest                                          --             7.6                6.6            16.5
                                                     --------        --------           --------        --------
Income from continuing operations                        24.4            26.2               28.4            50.7
Loss from discontinued operations after
   taxes (Note 5)                                          --              --              (27.2)           (0.5)
Extraordinary loss on early extinguishment of
   debt after taxes (Note 8)                               --              --                 --           (18.3)
                                                     --------        --------           --------        --------
Net income                                           $   24.4        $   26.2           $    1.2        $   31.9
                                                     ========        ========           ========        ========

Weighted average common shares:
   Basic                                                141.7           101.2              117.6           101.2
   Incremental effect of stock options                    0.9             1.5                1.1             1.7
                                                     --------        --------           --------        --------
   Diluted                                              142.6           102.7              118.7           102.9
                                                     ========        ========           ========        ========

Income (loss) per share - basic:
   Continuing operations                             $   0.17        $   0.26           $   0.24        $   0.50
   Discontinued operations                                 --              --              (0.23)             --
   Extraordinary loss on early extinguishment
     of debt                                               --              --                 --           (0.18)
                                                     --------        --------           --------        --------
   Net income                                        $   0.17        $   0.26           $   0.01        $   0.32
                                                     ========        ========           ========        ========

Income (loss) per share - diluted:
   Continuing operations                             $   0.17        $   0.26           $   0.24        $   0.49
   Discontinued operations                                 --              --              (0.23)             --
   Extraordinary loss on early extinguishment of debt      --              --                 --           (0.18)
                                                     --------        --------           --------        --------
   Net income                                        $   0.17        $   0.26           $   0.01        $   0.31
                                                     ========        ========           ========        ========

Cash dividends per share                             $   0.01        $   0.05           $   0.07        $   0.15
                                                     ========        ========           ========        ========

See accompanying notes to condensed consolidated financial statements.

                              WHITMAN CORPORATION
                                   FORM 10-Q
                               THIRD QUARTER 1999
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                 October 2,         January 2,
                                                                                    1999               1999
                                                                                ------------       ------------
                                                                                           (in millions)

ASSETS:
Current assets:
     Cash and equivalents                                                       $      116.5       $      147.6
     Receivables                                                                       252.6              170.7
     Inventories                                                                       106.7               80.0
     Other current assets                                                               39.8               30.8
                                                                                ------------       ------------
         Total current assets                                                          515.6              429.1
Investments                                                                             60.7              160.0
Property (at cost)                                                                   1,375.9            1,006.5
Accumulated depreciation                                                              (533.6)            (507.2)
                                                                                ------------       ------------
     Net property                                                                      842.3              499.3
                                                                                ------------       ------------
Intangible assets                                                                    1,545.7              602.5
Accumulated amortization                                                              (157.6)            (155.5)
                                                                                ------------       ------------
     Net intangible assets                                                           1,388.1              447.0
                                                                                ------------       ------------
Other assets                                                                            39.3               33.9
                                                                                ------------       ------------
Total assets                                                                    $    2,846.0       $    1,569.3
                                                                                ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
     Short-term debt, including current maturities of long-term debt            $      331.9       $         --
     Accounts and dividends payable                                                    181.2              133.0
     Other current liabilities                                                         194.0              100.2
                                                                                ------------       ------------
         Total current liabilities                                                     707.1              233.2
                                                                                ------------       ------------
Long-term debt                                                                         803.0              603.6
Deferred income taxes                                                                   67.9               99.1
Other liabilities                                                                       77.9               73.3
Minority interest                                                                         --              233.7
Shareholders' equity:
     Preferred stock ($0.01 par value, 12.5 million shares authorized;
         no shares issued)                                                                --                 --
     Common stock ($0.01 par value, 350.0 million shares authorized;
         167.3 million shares issued at October 2, 1999 and 113.3 million
         shares issued at January 2, 1999)                                           1,633.8              499.8
     Retained income                                                                    88.1               94.3
     Accumulated other comprehensive loss:
         Cumulative translation adjustment                                             (18.8)             (12.0)
         Unrealized investment gain                                                      4.7                3.4
                                                                                ------------       ------------
         Accumulated other comprehensive loss                                          (14.1)              (8.6)
                                                                                ------------       ------------
     Treasury stock (26.1 million shares held at October 2, 1999
         and 12.3 million shares held at January 2, 1999)                             (517.7)            (259.1)
                                                                                ------------       ------------

Total shareholders' equity                                                           1,190.1              326.4
                                                                                ------------       ------------

Total liabilities and shareholders' equity                                      $    2,846.0       $    1,569.3
                                                                                ============       ============

See accompanying notes to condensed consolidated financial statements.

                              WHITMAN CORPORATION
                                   FORM 10-Q
                               THIRD QUARTER 1999
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               Nine Months
                                                                                     -----------------------------
                                                                                         1999              1998
                                                                                     -----------       -----------
                                                                                              (in millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                                                    $      28.4       $      50.7
Adjustments to reconcile to net cash provided by continuing operations:
     Depreciation and amortization                                                          88.7              57.7
     Deferred income taxes                                                                 (39.3)             18.2
     Gain on sale of franchises                                                             (8.0)               --
     Special charges (Notes 6 and 7)                                                        84.2                --
     Cash outlays related to special charges (Note 6)                                       (9.1)            (22.1)
     Other                                                                                   7.1              10.9
Changes in assets and liabilities, exclusive of acquisitions:
   Increase in receivables                                                                 (41.0)            (50.8)
   Decrease (increase) in inventories                                                        9.7              (5.6)
   Increase in payables                                                                     17.2              43.9
   Net change in other assets and liabilities                                              (19.4)              5.3
                                                                                     -----------       -----------
Net cash provided by continuing operations                                                 118.5             108.2
                                                                                     -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of franchises, net of cash divested (Note 3)                            113.6                --
Franchises acquired, net of cash acquired (Note 3)                                        (105.7)               --
Dividends from and settlement of intercompany indebtedness with
   Hussmann and Midas prior to spin-offs                                                      --             434.3
Capital investments, net of dispositions                                                  (126.5)           (103.4)
Net activity with joint ventures                                                             1.2               3.2
Purchases of investments                                                                      --             (12.6)
Proceeds from sales of investments                                                           7.0              14.7
                                                                                     -----------       -----------
   Net cash (used in) provided by investing activities                                    (110.4)            336.2
                                                                                     -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of short-term debt                                                          (16.8)             (8.0)
Proceeds from issuance of long-term debt                                                   298.0                --
Repayment of long-term debt                                                                (33.9)           (311.2)
Common dividends                                                                            (7.4)            (15.2)
Treasury stock purchases                                                                  (261.1)            (37.7)
Issuance of common stock                                                                     2.5              20.0
                                                                                     -----------       -----------
   Net cash used in financing activities                                                   (18.7)           (352.1)
                                                                                     -----------       -----------

Net cash used in discontinued operations                                                   (19.6)            (10.6)
Effect of exchange rate changes on cash and equivalents                                     (0.9)               --
                                                                                     -----------       -----------
Change in cash and equivalents                                                             (31.1)             81.7
Cash and equivalents at beginning of year                                                  147.6              52.4
                                                                                     -----------       -----------
Cash and equivalents at end of nine months                                           $     116.5       $     134.1
                                                                                     ===========       ===========

See accompanying notes to condensed consolidated financial statements.

                              WHITMAN CORPORATION
                                   FORM 10-Q
                               THIRD QUARTER 1999
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

2. Effective at the end of 1998, Old Whitman changed its fiscal year from a calendar year to a year consisting of 52 or 53 weeks ending on the Saturday closest to December 31. The Company's third quarter and year-to-date results were based on thirteen weeks and thirty-nine weeks, respectively, ended October 2, 1999. In the second quarter of 1999, the Company eliminated the two-month reporting lag in consolidating results of its existing international territories, resulting in additional sales of $11.6 million and operating losses of $0.6 million.

3. On January 25, 1999, Old Whitman announced that its Board of Directors had approved a new business relationship with PepsiCo, Inc. ("PepsiCo"). The new relationship was approved by Old Whitman's shareholders on May 20, 1999. As part of the Contribution and Merger Agreement (the "Agreement") with PepsiCo and New Whitman, on May 20, 1999 PepsiCo contributed certain assets of several domestic franchise territories to New Whitman and Old Whitman merged into New Whitman. Contributed territories included Cleveland, Ohio, Dayton, Ohio, Indianapolis, Indiana, St. Louis, Missouri and southern Indiana. Pepsi-Cola General Bottlers, Inc. ("Pepsi General"), a wholly owned subsidiary of Old Whitman prior to the Merger and a wholly owned subsidiary of the Company following the merger, acquired PepsiCo's international operations in Hungary, the Czech Republic, Slovakia and the balance of Poland on May 31, 1999. In exchange for the territories acquired/contributed from PepsiCo and the elimination of PepsiCo's 20 percent minority interest in Pepsi General, New Whitman issued 54 million shares of common stock to PepsiCo. In addition, New Whitman paid PepsiCo cash totaling $133.7 million, assumed bank debt of $42.3 million, and assumed $241.8 million of notes payable to PepsiCo, which were refinanced on August 31, 1999 through the issuance of commercial paper. As part of the Agreement, the Company agreed to repurchase up to 16 million shares, or $400 million of its common stock, whichever is less, during the 12-month period following the close of the transaction. Through October 2, 1999, the Company repurchased approximately 14.0 million shares of its common stock at a total cost of $261.1 million, which reduced New Whitman's remaining repurchase commitment.

      The Agreement provided for Pepsi General to sell to PepsiCo its operations in Marion, Virginia; Princeton, West Virginia; and the St. Petersburg area of Russia. On March 19, 1999, Pepsi General completed the sale to PepsiCo of the franchises in Marion, Virginia and Princeton, West Virginia. The sale of the franchise in Russia was completed on March 31, 1999. Proceeds from these sales were $117.8 million and the Company recorded a pretax gain of $11.4 million ($8.0 million after tax and minority interest), which is reflected in other expense, net, on the Condensed Consolidated Statements of Income. In accordance with the terms of the Agreement, this gain is subject to adjustment pending a final determination of closing date working capital of the territories sold.

      Details of domestic and Central European territories acquired from PepsiCo in the second quarter of 1999 are as follows (in millions):

        Fair value of assets acquired, including
          intangible assets of $1,009.0 million                      $  1,410.7
        Liabilities assumed                                              (165.6)
                                                                     ----------
        Cost of acquisition                                             1,245.1
        Common stock issued to PepsiCo (54.0 million shares)           (1,134.0)
        Assumed notes payable to PepsiCo                                 (241.8)
        Elimination of PepsiCo's 20 percent minority
          interest in Pepsi General                                       243.2
        Cash and equivalents acquired                                      (6.8)
                                                                     ----------
        Net cash paid for acquired territories                       $    105.7
                                                                     ==========

      The acquisitions of the domestic and Central European territories have been accounted for under the purchase method; accordingly, the results of operations of the acquired territories have been included in the Company's consolidated financial statements since the dates of acquisition. The net cash paid for the acquisitions is subject to adjustment pending final determination of the closing working capital of the territories acquired. The excess of the aggregate purchase price over the fair value of net assets acquired is being amortized on a straight-line basis over 40 years. The principal factors considered in determining the use of a 40-year amortization period include: 1) the franchise agreements with PepsiCo are granted in perpetuity and provide the exclusive right to manufacture and sell PepsiCo branded products within the territories prescribed in the agreements, and 2) the existing and projected cash flows are adequate to support the carrying values of intangible assets. The portion of the excess purchase price allocated to property is based on preliminary appraisals. The allocation is subject to adjustment when the final appraisals are completed. The Company anticipates that the final appraisals will not differ significantly from the preliminary appraisals.

      The pro forma condensed consolidated results of operations presented below for the third quarter and nine months of 1999 and 1998 assume the following:

      - The territories described above were acquired and divested as of January 1, 1998.

      - The 16 million share repurchase commitment was completed as of January 1, 1998.

      - The effective tax rate, excluding special charges and non-recurring items, was approximately 48 percent in 1998, consistent with the 1999 effective rate.

      However, the pro forma information excludes sales of $11.6 million and operating losses of $0.6 million attributable to eliminating the two-month reporting lag in consolidating results of the existing international territories (unaudited and in millions, except per share data):

                                                                   Third Quarter                   Nine Months
                                                              ---------------------          ---------------------
                                                                1999          1998             1999         1998
                                                              --------     --------          --------     --------
           Sales                                              $  688.6     $  686.1          $1,834.4     $1,743.8
           Income from continuing operations                      24.4         32.9              17.2         57.6
           Net income (loss)                                      24.4         32.9             (10.0)        38.8
           Net income (loss) per common share-basic               0.17         0.24             (0.07)        0.28
           Net income (loss) per common share-diluted             0.17         0.23             (0.07)        0.28

      The above pro forma information includes the effects of certain special factors impacting comparability. The following pro forma information further adjusts for the effects of the following items:

      - Eliminates the impact of the $4.5 million of charges ($2.2 million after taxes and minority interest) in the first quarter of 1999 related to the settlement of insurance, severance and legal matters; the impact of the special charges of $27.9 million ($19.0 million after taxes) recorded in the second and third quarters of 1999; and
           the second quarter charge recorded for the write-down of non-operating real estate held by the Company in the amount of $56.3 million ($35.9 million after taxes).

      - Eliminates the gain on the sale of the divested territories recorded in the first quarter of 1999.

      - Eliminates the management charges allocated by PepsiCo to the acquired territories. Includes fees incurred by Whitman for support services related to the acquired domestic territories.

      - Certain 1998 amounts have been reclassified to conform to 1999 presentation.

      - Adjusts for the impact of the change in the domestic reporting calendar on sales, but does not reflect the effect of the calendar change on income from continuing operations or earnings per share.

                                                                   Third Quarter                   Nine Months
                                                              ---------------------          ---------------------
                                                                1999          1998             1999         1998
                                                              --------     --------          --------     --------
           Sales                                              $  688.6     $  685.4          $1,834.4     $1,798.9
           Income from continuing operations                      26.9         32.9              57.7         57.6
           Income from continuing operations
              per share - basic                                   0.19         0.24              0.41         0.41
           Income from continuing operations
              per share - diluted                                 0.19         0.23              0.41         0.41

      The above pro forma results are for information purposes only and may not be indicative of actual results that would have occurred had the transactions described taken place on January 1, 1998.

4. On January 30, 1998, the Company established Hussmann International, Inc. ("Hussmann") and Midas, Inc. ("Midas") as independent publicly held companies through tax-free distributions (spin-offs) to Whitman shareholders. Whitman retained Pepsi General as its principal operating company. The financial information of Hussmann and Midas is reflected as discontinued operations.

5. Loss from discontinued operations in the first nine months of 1999 includes a second quarter $12 million settlement of environmental litigation filed against Pneumo Abex, a former subsidiary of the Company, as well as a second quarter increase of $30.8 million in accruals for other environmental matters related to Pneumo Abex. The loss from discontinued operations in 1998 includes the net losses of Hussmann and Midas through January 30, 1998, the date of the spin-offs. Losses from discontinued operations have been reduced by income taxes of $15.6 million for the first nine months of 1999 and increased by $0.1 million for the first nine months of 1998.

6. In the third quarter of 1999, Pepsi General recorded a special charge of $4.5 million ($2.8 million after tax) for staff reduction costs in certain domestic markets.

      In the second quarter of 1999, Pepsi General recorded a special charge of $23.4 million, which included $18.6 million ($11.4 million after tax) for staff reduction costs and non-cash asset write-downs, principally related to the acquisition of the domestic and international territories from PepsiCo. In addition, the Company announced it will seek the sale of the Baltics operations to a third party and recorded a write-down of the Company's investment by $4.8 million to the expected net realizable value.

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

      The following table summarizes the remaining accrued liabilities associated with the special charges at January 2, 1999, activity during the first nine months of 1999, and the remaining accrued liabilities at October 2, 1999 (in millions):

      Accrued liabilities at January 2, 1999
         (all employee related costs)                                  $ 14.5

      Special charges:
         Asset write-downs associated with exit of
           plastic returnable bottle package in existing
           international territories                                      7.6
         Other asset write-downs                                          5.9
         Employee related costs                                           9.6
         Write-down of Baltics operations                                 4.8
                                                                       ------

              Total special charges                                      27.9
                                                                       ------
      Expenditures and asset write-downs:
         Asset write-downs                                              (18.3)
         Expenditures for employee related costs                         (9.1)
                                                                       ------
              Total expenditures and asset write-downs                  (27.4)
                                                                       ------
      Accrued liabilities at October 2, 1999
         (all employee related costs)                                  $ 15.0
                                                                       ======

      Employee related costs of $4.5 million recorded in the third quarter 1999 special charges include severance payments for management and staff affected by changes in certain domestic markets. Employee related costs of $5.1 million recorded in the second quarter 1999 special charges include severance payments for the management and staff affected by the consolidation of international headquarters and operations in Poland and management changes in certain domestic markets. Employee related costs recorded in 1997 special charges include severance payments for the management and staff affected by changes in the organizational structure, as well as other headcount reduction programs. The 1997 charges affected approximately 125 positions at Pepsi General and essentially all employees at Whitman Corporate, of which 12 positions are yet to be eliminated at October 2, 1999. The charges recorded in the second and third quarters of 1999 resulted in the elimination of approximately 310 positions, of which approximately 49 positions are yet to be eliminated at October 2, 1999.

      The accrued liabilities remaining at October 2, 1999 are comprised of deferred severance payments and certain employee benefits. The Company expects to pay a significant portion of the $15.0 million of employee related costs during the next twelve months; accordingly, such amounts are classified as other current liabilities.

7. The Company entered into an agreement for the sale of property in downtown Chicago and recorded a charge of $56.3 million ($35.9 million after tax) in the second quarter of 1999 to reduce the book value of the property. This charge is reflected in other expense, net on the Condensed Consolidated Statements of Income. The close of the sale is subject to completion of due diligence and certain other conditions.

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

9.    The Company's comprehensive income (loss) was as follows:

                                                                   Third Quarter                   Nine Months
                                                              ---------------------          ---------------------
                                                                1999          1998             1999         1998
                                                              --------     --------          --------     --------
                                                                                  (in millions)
      Net income                                              $   24.4     $   26.2          $    1.2     $   31.9
      Foreign currency translation adjustment                     (1.4)        (0.2)             (6.8)         2.7
      Unrealized gains on securities                               1.2         (4.9)              1.3          0.6
                                                              --------     --------          --------     --------

      Comprehensive income (loss)                             $   24.2     $   21.1          $   (4.3)    $   35.2
                                                              ========     ========          ========     ========

      Unrealized gains on securities are presented net of tax expense  (benefit)
      of  $0.8  million,   $(2.7)  million,   $0.9  million  and  $0.3  million,
      respectively.

      Prior to May 20, 1999, the Company classified PepsiCo's 20 percent share of Pepsi General's cumulative translation adjustment within minority interest. As a result of the elimination of PepsiCo's minority interest in Pepsi General, approximately $3.7 million of cumulative translation adjustment has been reclassified from minority interest to cumulative translation adjustment, and therefore has been included in comprehensive loss for the first nine months of 1999.

10.   Interest expense, net, is comprised of the following:

                                                                   Third Quarter                   Nine Months
                                                              ---------------------          ---------------------
                                                                1999         1998              1999         1998
                                                              --------     --------          --------     --------
                                                                                  (in millions)
      Interest expense                                        $   (20.0)   $   (11.6)        $  (47.6)    $  (35.1)
      Interest income from Hussmann and Midas                       --           --                --          1.6
      Interest income                                               0.6          2.5              2.7          6.6
                                                              ---------    ---------         --------     --------

      Interest expense, net                                   $   (19.4)   $    (9.1)        $  (44.9)    $  (26.9)
                                                              =========    =========         ========     ========

      Interest income from Hussmann and Midas related to intercompany loans and advances. The related interest expense recorded by Hussmann and Midas is included in loss from discontinued operations after taxes.

11. Net cash provided by operating activities reflected cash payments and receipts for interest and income taxes as follows:

                                                         Nine Months
                                                  ------------------------
                                                    1999            1998
                                                  --------        --------
                                                       (in millions)

      Interest paid                               $   48.0        $   48.0
      Interest received                                3.2             6.2
      Income taxes paid, net of refunds               33.1             4.0

      The increase in income taxes paid in the first nine months of 1999 as compared to the comparable period in 1998 was due primarily to the impact of the tax benefits arising from the extraordinary loss recorded during the first quarter of 1998 (see Note 8).

12. As a result of the Central European territory acquisitions, the Company re-evaluated certain previous tax positions related to its international operations and eliminated $19.8 million of deferred tax liabilities recorded in prior periods. Beginning in the second quarter of 1999, the Company no longer defers the tax benefits on international losses. The following table reconciles the income tax provision for continuing operations at the U.S. federal statutory rate to the Company's actual income tax provision on continuing operations (dollars in millions):

                                                                       Nine Months                    Nine Months
                                                                         1999                            1998
                                                                  ---------------------          ---------------------
                                                                   Amount          %              Amount          %
                                                                  --------     --------          --------     --------
      Income taxes computed at the U.S. federal statutory rate    $   40.1         35.0          $   43.4         35.0
      State income taxes, net of federal income tax benefit            5.0          4.4               6.0          4.8
      Non-U.S. losses                                                  0.6          0.5               4.5          3.6
      Non-deductible portion of amortization - intangibles             7.6          6.6               3.6          2.9
      Other items, net                                                 1.4          1.2              (0.7)        (0.5)
                                                                  --------     --------          --------     --------
      Income tax on continuing operations, excluding
        non-recurring items                                           54.7         47.7              56.8         45.8
                                                                               ========                       ========
      Tax benefit of special charges and elimination of
        deferred tax liabilities recorded in prior periods           (47.8)                            --
                                                                  --------                       --------
      Income tax expense on continuing operations                 $    6.9                       $   56.8
                                                                  ========                       ========

13. At October 2, 1999, the components of inventory were approximately: raw materials and supplies - 43 percent; finished goods - 57 percent.

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

      At October 2, 1999, the Company had accruals of $36.2 million to cover these potential liabilities, including $12.0 million classified as current liabilities. Such amounts are determined using estimated undiscounted future cash requirements, and have not been reduced by potential future insurance recoveries. These estimated liabilities include expenses for the remediation of identified sites, payments to third parties for claims and expenses, and the expenses of on-going evaluation and litigation. The estimates are based upon current technology and remediation techniques, and do not take into consideration any inflationary trends upon such claims or expenses, nor do they reflect the possible benefits of continuing improvements in remediation methods. The accruals also do not provide for any claims for environmental liabilities or other potential issues which may be filed against the Company in the future.

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

15. During the first nine months of 1999, the Company entered into several derivative financial instruments to reduce the Company's exposure to adverse fluctuations in interest rates and commodity prices. These financial instruments were "over-the-counter" instruments and were designated at their inception as hedges of underlying exposures. The Company does not enter into derivative financial instruments for trading purposes.

      During the first nine months of 1999, the Company entered into several swap contracts to hedge future fluctuations in aluminum prices. Each contract hedges price fluctuations on a portion of the Company's domestic aluminum can requirements over a specified future six-month period, including requirements extending into the year 2000. Because of the high correlation between aluminum commodity prices and the Company's cost of aluminum cans, the Company considers these hedges to be highly effective.

16. Basic earnings per share are based upon the weighted-average number of common shares outstanding. Diluted earnings per share assume the exercise of all options which are dilutive, whether exercisable or not. The dilutive effects of stock options are measured under the treasury stock method.

      Options to purchase 2,651,000 shares and 276,000 shares at a weighted-average price of $22.27 and $19.90 per share, respectively, that were outstanding at October 2, 1999 and September 30, 1998, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares during the related period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS
               1999 THIRD QUARTER COMPARED WITH 1998 THIRD QUARTER

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

      Comparable operating results exclude results of territories divested and include results of territories acquired as if such transactions occurred as of the beginning of 1998. With respect to the following discussion of sales volumes and sales dollars only, adjustment has been made for the change in the Company's reporting calendar; no such adjustment for this reporting calendar change has been made to the comparable amounts presented for operating income. In addition, comparable operating results exclude the $4.5 million of special charges incurred in the third quarter of 1999; the $23.4 million of special charges incurred in the second quarter of 1999; the $4.5 million of charges incurred in the first quarter of 1999 related to the settlement of insurance, severance and legal matters; and the impact of eliminating the two-month reporting lag in consolidating international results.

      Sales for the third quarter of 1999 and 1998 are summarized below (in millions):

                                   Reported                                        Comparable
                           -----------------------            %            ------------------------           %
                             1999            1998          Change             1999           1998          Change
                           --------       --------         ------          ---------      ---------        ------

      Domestic             $  611.4       $  442.6          38.1           $   611.4      $   610.8          0.1
      International            77.2           31.8         142.8                77.2           74.6          3.5
                           --------       --------                         ---------      ---------

      Total Sales          $  688.6       $  474.4          45.2           $   688.6      $   685.4          0.5
                           ========       ========                         =========      =========

      On a reported basis, domestic sales increased $168.8 million, or 38.1 percent, in the third quarter of 1999 compared to 1998, reflecting sales contributed by the acquired territories and improved pricing. These were partially offset by lower volumes in existing territories, as a result of the divestiture of the franchises in Marion, Virginia and Princeton, West Virginia and the timing of recording Fourth of July holiday sales. Fourth of July holiday sales in existing Whitman markets were recorded in the third quarter of 1998, whereas such volume was recorded in the second quarter of 1999.

      On a comparable basis, domestic sales were essentially flat, with an increase in average net selling price per 8-ounce case of 3.3 percent and a 3.2 percent decrease in 8-ounce equivalent case volume. Despite lower overall volumes, the vending and mass merchandising channels showed strong growth, as did the water brands Aquafina and Avalon. Also providing growth were the Dr Pepper and Mountain Dew brands. Growth of 20-ounce non-returnable ("NR") package sales continued, aided by the increased investment in the cold drink channel, which includes increasing points of access through investment in vending equipment and coolers.

      Reported international sales increased significantly due to sales contributed by the newly acquired Central European territories. On a comparable basis, sales increased by $2.6 million, or 3.5 percent, due, in part, to higher sales in Poland, driven by a mix shift to more polyethylene ("PET") packing, partially offset by year-over-year currency depreciation. Increased contract sales in the Czech Republic also contributed to the increase in comparable sales.

      The consolidated gross profit margin on a reported basis increased to 43.1 percent of sales in the third quarter of 1999, compared with 40.2 percent of sales in the comparable period of 1998. This increase was due to improved domestic margins and improved international margins in Poland, as well as the absence in the third quarter of 1999 of lower margin sales associated with the previously sold Russian operations. The reported domestic margin increased 1.7 percentage points, reflecting higher net selling prices and reduced packaging costs, partially offset by the lower margin channel and package mix of the acquired domestic territories.

      Reported selling, general and administrative ("SG&A") expenses represented
31.0 percent of sales in the third quarter of 1999, compared with 23.6 percent in the comparable period of 1998. This increase is due, in part, to the higher cost structure in the acquired territories; higher depreciation expense as a result of increases in capital spending; higher field operating expenses to support the Company's cold drink initiative, which was not fully staffed until the latter part of the third quarter of 1998, and higher advertising and media expenses. In addition, incremental expense associated with Year 2000 remediation, together with the integrated enterprise-wide resource planning ("ERP") system implementation, in the third quarter of 1999 amounted to approximately $0.9 million. Amortization expense increased due to the transaction with PepsiCo.

      In the third quarter of 1999, Pepsi General recorded a special charge of $4.5 million ($2.8 million after tax) for staff reduction costs in certain domestic markets. As a result of the actions taken leading to the special charge, the Company expects to realize approximately $9-10 million in annual pretax savings, resulting principally from reduced employee related costs. Such annual savings will not be fully realized until the year 2000.

      Operating income for the third quarter of 1999 and 1998 is summarized below (in millions):

                                   Reported                                       Comparable
                           -----------------------            %            ------------------------           %
                             1999           1998           Change            1999           1998           Change
                           --------       --------         ------          --------       --------         ------
      Domestic             $   72.9       $   74.7          -2.4           $   77.4       $   89.2          -13.2
      International            (4.2)          (0.2)          N/M               (4.2)          (3.3)         -27.3
                           --------       --------                         --------       --------
      Total Operating
        Income             $   68.7       $   74.5          -7.8           $   73.2       $   85.9          -14.8
                           ========       ========                         ========       ========

      In the third quarter of 1999, reported domestic operating income decreased $1.8 million, or 2.4 percent. Included in third quarter 1999 domestic operating income are $4.5 million of special charges, resulting from the elimination of approximately 200 positions in certain domestic markets (see Note 6 to the Condensed Consolidated Financial Statements). Excluding these charges, reported operating income increased $2.7 million, or 3.6 percent, to $77.4 million in the third quarter of 1999, reflecting higher operating income contributed by the acquired territories, partially offset by the impact of the timing of Fourth of July holiday sales in existing Whitman markets and higher SG&A expenses. As a result of the change in the Company's reporting calendar, such sales were reported in the second quarter of 1999 and the third quarter of 1998.

      On a comparable basis, domestic operating income decreased $11.8 million, or 13.2 percent, principally due to the timing of Fourth of July holiday sales. The domestic operating margin for the third quarter of 1999, at 12.7 percent, was 1.9 percentage points lower than a year ago, reflecting, in part, increased depreciation and field operating expenses to support the cold drink initiative, incremental Year 2000 remediation expenses together with the ERP system implementation, and higher advertising and media expense.

      Reported international operating losses increased $4.0 million to $4.2 million in the third quarter of 1999. This increase was principally attributable to operating losses of the acquired international territories. On a comparable basis, international operating losses increased by $0.9 million from the third quarter of 1998, primarily due to approximately $2.0 million of higher duties, which are not expected to continue.

      Net interest expense increased $10.3 million to $19.4 million. The increase was due principally to an increase in average quarterly outstanding net debt due to the acquisitions of domestic and Central European territories from PepsiCo and related share repurchases.

      Other expense, net, increased to $2.1 million in the third quarter of 1999 compared with $2.0 million in the third quarter of 1998, principally due to higher foreign currency translation losses, partially offset by the termination of the management fee paid to PepsiCo and reduced real estate taxes on non-operating land.

                              RESULTS OF OPERATIONS
                 1999 NINE MONTHS COMPARED WITH 1998 NINE MONTHS

      See "Results of Operations - 1999 Third Quarter Compared with 1998 Third Quarter" for discussion of the basis used below for determining comparable results of operations.

      Sales for the first nine months of 1999 and first nine months of 1998 are summarized below (in millions):

                                   Reported                                        Comparable
                           ------------------------           %            ------------------------           %
                             1999            1998          Change             1999           1998          Change
                           ---------      ---------        ------          ---------      ---------        ------

      Domestic             $1,440.1       $ 1,165.9         23.5           $ 1,645.7      $ 1,606.3          2.5
      International           134.0            67.4         98.8               188.7          192.6         -2.0
                           --------       ---------                        ---------      ---------

      Total Sales          $1,574.1       $ 1,233.3         27.6           $ 1,834.4      $ 1,798.9          2.0
                           ========       =========                        =========      =========

      Reported domestic sales increased $274.2 million, or 23.5 percent, in the first nine months of 1999 compared with the same period of 1998, reflecting sales contributed by the acquired territories and improved pricing. Reported volume including foodservice, in 8-ounce equivalent cases, increased 21.0 percent, primarily reflecting volume contributed by the acquired territories.

      On a comparable basis, domestic sales increased $39.4 million, or 2.5 percent, reflecting a 0.5 percent increase in 8-ounce equivalent case volume, including foodservice, and the balance from improved pricing.

      Reported international sales increased significantly in the first nine months of 1999, principally due to sales contributed by the newly acquired Central European territories. On a comparable basis, sales decreased by $3.9 million to $188.7 million, primarily reflecting lower sales in Poland and Slovakia, as increases in local currency net selling prices were offset by year-over-year currency depreciation.

      The  consolidated  gross profit margin on a reported basis  increased from
40.6 percent of sales to 42.2 percent of sales, due to improved domestic pricing combined with decreased packaging costs, and higher international margins primarily attributable to improvements in Poland and the Baltics.

      Reported SG&A expenses, excluding first quarter 1999 charges related to the settlement of insurance, severance and legal matters, represented 30.3 percent of sales in the first nine months of 1999, compared with 26.4 percent in the comparable period of 1998. This increase is due, in part, to the higher cost structure in the acquired territories, as well as higher depreciation and other field operating expenses to support the Company's cold drink initiative, which was not fully staffed until the latter part of the third quarter of 1998, and higher advertising and media expenses. In addition, incremental Year 2000 expenses, together with the ERP system implementation in the first nine months of 1999, amounted to approximately $2.4 million. Amortization expense increased due to the transaction with PepsiCo.

      See "Results of Operations - 1999 Third Quarter Compared with 1998 Third Quarter" for discussion of special charges incurred in the third quarter of 1999.

      In the second quarter of 1999, Pepsi General recorded a special charge of $23.4 million, which included $18.6 million ($11.4 million after tax) for staff reduction costs and non-cash asset write-downs, principally related to the acquisition of the domestic and international territories from PepsiCo. In addition, the Company announced it will seek the sale of the Baltics operations to a third party and wrote down its investment by $4.8 million to the expected net realizable value.

      As a result of the actions taken resulting in the special charges of $27.9 million, the Company expects to realize approximately $18-20 million in annual pretax savings, resulting principally from reductions in employee related costs. Such savings will not be fully realized until the Year 2000. In fiscal 1998 and the first nine months of 1999, the Baltics had sales of $5.4 million and $5.3 million, respectively, and incurred operating losses of $3.5 million and $1.1 million, respectively.

      Operating income for the first nine months of 1999 and first nine months of 1998 is summarized below (in millions):

                                   Reported                                       Comparable
                           ------------------------           %            ------------------------          %
                             1999            1998          Change             1999           1998          Change
                           ---------      ---------        ------          ---------      ---------        ------

      Domestic             $   173.0      $   174.0         -0.6           $   189.9      $   194.8         -2.5
      International            (36.3)         (11.0)         N/M               (25.8)         (31.0)        16.8
                           ---------      ---------                        ---------      ---------
      Total Operating
        Income             $   136.7      $   163.0        -16.1           $   164.1      $   163.8          0.2
                           =========      =========                        =========      =========

      Reported 1999 domestic operating income was $173.0 million; excluding one-time charges it was $184.8 million. Excluding one-time charges, the 6.2 percent increase reflects operating income contributed by the acquired territories, partially offset by reduced operating income in existing territories due to higher costs incurred to support the Company's cold drink initiative, incremental Year 2000 remediation expenses, together with the ERP system implementation, higher advertising and media expenses, and increased amortization expense of $7.2 million.

      On a comparable basis, domestic operating income decreased $4.9 million, or 2.5 percent, in the first nine months of 1999. The domestic operating margin for the first nine months of 1999, at 11.5 percent, was 1.1 percentage points lower than the comparable period of 1998, reflecting increased costs to support the cold drink initiative, incremental Year 2000 remediation and ERP system implementation expenses, and higher advertising and media expenses.

      Included in international losses for the first nine months of 1999 are $20.6 million of special charges recorded in the second quarter of 1999 (see
Note 6 to the Condensed Consolidated Financial Statements). Excluding these charges, reported operating losses increased $4.7 million to $15.7 million in the first nine months of 1999. This increase is due primarily to the additional operating losses from the newly acquired territories. On a comparable basis, operating losses for the first nine months of 1999 decreased by $5.2 million from the first nine months of 1998, due to improvements across most territories.

      Net interest expense increased $18.0 million to $44.9 million. This increase was due principally to an increase in average outstanding net debt due to the acquisitions of domestic and Central European territories and to the related share repurchases, as well as the loss of interest income received from Midas and Hussmann in the first quarter of 1998.

      Other expense, net, of $49.9 million in the first nine months of 1999 includes the $56.3 million write-down of non-operating real estate and the $11.4 million pre-tax gain related to the sale of the Company's operations in Marion, Princeton, and Russia. Absent these items, non-operating expense was $5.0 million in the first nine months of 1999, compared to 12.1 million in the first nine months of 1998. This decrease is due, in part, to the termination of the management fee paid to PepsiCo and reduced real estate taxes on non-operating land, partially offset by increased foreign currency translation losses.

                         LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by continuing operations increased by $10.3 million to $118.5 million in the first nine months of 1999. This increase is due primarily to higher operating cash flow, partially offset by increased income tax payments in 1999; claims payments made by the Company's insurance subsidiary, including claims for coverage associated with previously discontinued operations; and higher payments of various liabilities.

      Investing activities in the first nine months of 1999 included $113.6 million of net proceeds received from the sale of the Marion, Princeton and Russia franchise territories, as well as $105.7 million of net cash paid for certain assets of the domestic franchises and for the purchase of the Central European franchises acquired from PepsiCo. Investing activities in the first nine months of 1998 included $434.3 million received in January, 1998, from Hussmann and Midas prior to their spin-offs to settle intercompany indebtedness and to pay special dividends. The Company made capital investments of $126.5 million, net of proceeds from dispositions, in its operations in the first nine months of 1999 compared with $103.4 million in the first nine months of 1998. The increased spending was principally attributable to investment in the cold drink initiative, spending by the newly acquired territories, and increased spending on fleet vehicles. Cash received, net of investments made, from the Company's joint venture in Poland was $1.2 million in the first nine months of 1999 compared to $3.2 million in the first nine months of 1998.

      Purchases and sales of investments includes activity related to the Company's insurance subsidiary, which provides certain levels of insurance for Pepsi General, as well as Hussmann and Midas up to the date of their spin-offs. Funds are invested by the insurance subsidiary and proceeds from the sale of investments are used by the insurance subsidiary to pay claims and other expenses. A substantial portion of such investments are reinvested as they mature. Also included in the sales of investments are miscellaneous land sales associated with the Company's non-operating real estate subsidiaries.

      The Company's total debt increased $531.3 million to $1,134.9 million at October 2, 1999, from $603.6 million at January 2, 1999. This increase is primarily attributable to the April, 1999 issuance of $150 million of 6.0 percent notes due in 2004 and $150 million of 6.375 percent notes due in 2009, as well as commercial paper issued to fund the August 31, 1999 repayment of the $241.8 million of notes payable to PepsiCo. The Company repurchased approximately 14.0 million shares and 2.0 million shares of its common stock for $261.1 million and $37.7 million in the first nine months of 1999 and 1998, respectively. The Company paid dividends of $7.4 million in the first nine months of 1999, based on quarterly cash dividend rates of $0.05, $0.01 and $0.01 per common share in the first, second and third quarters of 1999, respectively, compared with $15.2 million in the first nine months of 1998, based on a quarterly cash dividend rate of $0.05 per common share. The issuance of common stock, including treasury shares, for the exercise of stock options resulted in cash inflows of $2.5 million in the first nine months of 1999, compared with $20.0 million in the first nine months of 1998.

      The Company has a five-year revolving credit agreement with maximum borrowings of $500 million. In April 1999, the Company increased its commercial paper program to $500 million. The revolving credit facility acts as a back-up for the commercial paper program; accordingly, the Company has a total of $500 million available under the commercial paper program and revolving credit facility combined. Total commercial paper borrowings were $248.5 million at October 2, 1999. The Company believes that with its existing operating cash flows, available lines of credit, and the potential for additional debt and equity offerings, the Company will have sufficient resources to fund its future growth and expansion, including potential domestic franchise acquisitions.

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

     Beginning in 1997, the Company initiated a company-wide effort to address the Y2K issues that affect its operations and to minimize service interruptions. This effort consists of five phases: (1) inventory, (2) assessment, (3) remediation, (4) testing and (5) developing contingency plans. The contingency plans include addressing issues associated with any non-compliant suppliers and key customers in order to minimize the potential material adverse effects of any Y2K problems. During 1998, the Company designated one of its senior managers as its Vice President - Y2K Planning and Compliance. This position is responsible for coordinating all facets of the Company's Y2K initiative, including coordinating efforts and responsibilities between corporate Information Technology ("IT") and non-IT personnel and local division management to identify, evaluate and implement changes to centralized and non-centralized computer systems, applications and equipment necessary to achieve Y2K readiness. Local management has identified and evaluated major areas of potential business impact, including critical suppliers and customers, to enable proper monitoring of Y2K conversion efforts on a centralized basis.

     In the first quarter of 1998, the Company began implementation of an ERP system. The ERP system addressed the Company's financial applications during the first phase of implementation and will address manufacturing and distribution systems during the second phase. The ERP project was begun with the goal of expanding existing system capacity for future growth and improving processing efficiencies, as well as addressing any Y2K compliance issues associated with the Company's existing systems. The first phase of the ERP implementation was implemented during January, 1999, except for the asset management and accounts receivable modules. The asset management module was implemented during the first quarter of 1999. The accounts receivable module was implemented in October, 1999. Phase two of the ERP project is expected to be completed during late 1999 and first half of the Year 2000. The stages of the second phase targeted for completion in the Year 2000 do not involve any Y2K compliance issues. In conjunction with the implementation of the ERP system, certain hardware and software components have been or will be upgraded to expand existing capacity. Through the first nine months of 1999, costs incurred in the ERP implementation totaled approximately $17.2 million. Implementation costs for the entire ERP project currently are expected to be $25 million to $30 million. These costs have been, and will be, funded through operating cash flows. A majority of the costs, as they relate to purchased hardware, software and the implementation thereof, will be capitalized.

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

     The inventory, assessment and remediation phases of the Y2K project are complete. As part of the Company's testing phase, it is conducting verification testing of selected mainframe/network component upgrades received from suppliers. In addition, selected critical components are undergoing testing in a controlled environment that replicates the current mainframe/network configuration to simulate the turn of the century and leap year dates. In the event these efforts do not address all potential systems problems, the Company is continuing the process of developing contingency plans to ensure that it will be able to operate the critical areas of its business. This process includes developing alternative plans to engage in business activities with customers and suppliers should they or the Company not be Y2K compliant, including resorting to paper records of certain transactions presently handled electronically. Contingency plans for both international and domestic operations were substantially finalized in the third quarter of 1999. The ultimate implementation of contingency plans, if necessary, would be expected during the fourth quarter of 1999.

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

     The Company's critical IT systems, except as specifically noted elsewhere, were Y2K compliant at the end of the first quarter of 1999. Virtually all of the Company's non-IT systems and equipment were compliant by September, 1999. Incremental costs, over and above the aforementioned ERP system project spending, related to the Y2K project are being expensed as incurred and funded through operating cash flows. Through the third quarter of 1999, the Company had expensed approximately $2 million of such incremental costs. Total incremental costs to ensure Y2K compliance are estimated to be $3 million to $4 million, with the majority of the costs being incurred in 1999. This expectation assumes that the Company will not be obligated to incur significant Y2K-related costs on behalf of its customers or suppliers. The projection of Y2K-related costs is based on numerous assumptions and estimates; consequently, actual costs could be materially greater than anticipated. Plans will continue to be monitored for completion. Incomplete or untimely resolution of the Y2K issue by the Company, by critically important suppliers and customers of the Company, or by governmental entities, could have a materially adverse impact on the Company's business operations or financial condition in the future.

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

                     CURRENT AND PENDING ACCOUNTING CHANGES

      Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivatives and for hedging activities. As issued, SFAS No. 133 was effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, SFAS No. 137 was issued, effectively deferring the date of required adoption of SFAS No. 133 to fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is studying the statement to determine its effects, if any, on the consolidated financial position or results of operations. The Company will adopt SFAS No. 133, as required, in fiscal year 2001.

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

Interest Rates

      In the first nine months of 1999, the risk from changes in interest rates was not material to the Company's operations because a significant portion of the Company's debt issues were fixed rate obligations. The Company's floating rate exposure relates to changes in the six month LIBOR rate and the overnight Federal Funds rate. Assuming consistent levels of floating rate debt with those held by the Company on October 2, 1999, a 50 basis point (0.5 percent) change in each of these rates would have an impact of approximately $1.2 million on the Company's annual interest expense related to its floating rate obligations. In possible future issuances of debt, the Company may be subject to additional floating rate interest exposure and may manage those exposures using interest rate swaps. In the first nine months of 1999, the Company had short-term investments, principally invested in money market funds and commercial paper, which were most closely tied to overnight Federal Funds rates. Assuming a change of 50 basis points in the rate of interest associated with the Company's short-term investments, interest income would have changed by approximately $0.2 million.

Currency Exchange Rates

      Because the Company operates international franchise territories, it is subject to exposure resulting from changes in currency exchange rates. Currency exchange rates are influenced by a variety of economic factors including local inflation, growth, interest rates and governmental actions, as well as other factors. The Company currently does not hedge the translation risks of investments in its international operations. Any positive cash flows generated have been reinvested in the operations, excluding loan repayments from the manufacturing operations in Poland.

      Non-U.S. operations do not represent a significant portion of the Company's total operations. Changes in currency exchange rates impact the translation of the results of the international operations from their local currencies into U.S. dollars. If the currency exchange rates had changed by 5 percent in the first nine months of 1999, the impact on reported operating income would have been approximately $0.6 million. This estimate does not take into account the possibility that rates can move in opposite directions and that gains in one category may or may not be offset by losses from another category. The economy in Russia was considered highly inflationary for accounting purposes with all transactions being recorded at historical costs in U.S. dollars. All gains and losses due to foreign exchange transactions from the Russia operations, which were sold in the first quarter of 1999, are included in the consolidated results of operations.

PART II - OTHER INFORMATION

Item 5.    Other Information

           The Company's 2000 annual meeting of stockholders is expected to be held on Thursday, May 4, 2000. Pursuant to rules of the Securities and Exchange Commission ("SEC"), in order to be considered for inclusion in the Company's proxy statement for the 2000 annual meeting, a stockholder proposal must be received by the Company a reasonable time before the Company begins to print and mail the proxy statement for the 2000 annual meeting. The Company expects to mail its 2000 proxy statement on or about March 27, 2000.

           In addition, regardless of whether a stockholder proposal is set forth in the Company's 2000 proxy statement as a matter to be considered by stockholders, the Company's by-laws establish an advance notice procedure for stockholder proposals to be brought before any annual meeting of stockholders, including proposed nominations of persons for election to the Board of Directors. Stockholders at the 2000 annual meeting may consider a proposal or nomination brought by a stockholder of record on the record date to be established for the 2000 annual meeting who is entitled to vote at the 2000 annual meeting and who has given the Company timely written notice, in proper form, of the stockholder's proposal or nomination. A stockholder proposal or nomination intended to be brought before the 2000 annual meeting must be received by the Company's corporate secretary on or after Friday, February 4, 2000 and on or prior to Monday, March 6, 2000. If a timely and proper stockholder proposal is received by the Company's corporate secretary, the proposal is not set forth in the 2000 proxy statement as described in the preceding paragraph, and the proposal is properly presented at the 2000 annual meeting, the Company may exercise discretionary authority when voting on the proposal if in the 2000 proxy statement the Company advises stockholders on the nature of the proposal and how the Company intends to vote on the proposal, unless the stockholder satisfies certain SEC requirements, including mailing a separate proxy statement to the Company's stockholders. All proposals and nominations should be directed to Steven R. Andrews, Senior Vice President, General Counsel and Secretary, Whitman Corporation, 3501 Algonquin Road, Rolling Meadows, Illinois 60008.

Item 6.    Exhibits and Reports on Form 8-K.

     (a)   Exhibits.

           12.    Statement of Calculation of Ratio
                  of Earnings to Fixed Charges                    Filed Herewith

           27.    Financial Data Schedules for the first
                  nine months of 1999 and 1998                    Filed Herewith

           99.    1998 Pro Forma Selected Quarterly Financial
                  Information                                     Filed Herewith

     (b)   Reports on Form 8-K.

           On July 28, 1999, the Company filed an amendment to the current report filed on May 20, 1999 to indicate that Heartland Territories Holdings, Inc. ("New Whitman") is the successor to the former Whitman Corporation ("Old Whitman") under Rule 12g(3)(a) of the Securities Act of 1934, as amended. Old Whitman merged on May 20, 1999 into New Whitman, with New Whitman as the surviving corporation and with New Whitman acquiring all assets of Old Whitman. Simultaneously with the merger, the name of Heartland Territories Holdings, Inc. was changed to "Whitman Corporation."

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 WHITMAN CORPORATION


Date:  November 16, 1999         By: /s/ MARTIN M. ELLEN
       -----------------             ------------------------
                                     Martin M. Ellen
                                     Senior Vice President and Chief Financial
                                       Officer
                                     (As Chief Accounting Officer and Duly
                                      Authorized Officer of Whitman Corporation