Form 10-K
period 2000-01-01
WHITMAN CORP/NEW/
filed 2000-03-15
CIK 1084230

1999

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended January 1, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from  ______________  to _______________.

                        Commission File Number 001-15019

                               WHITMAN CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                             13-6167838
-------------------------------                          ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)

3501 Algonquin Road, Rolling Meadows, Illinois                   60008
----------------------------------------------                 ---------
   (Address of principal executive offices)                    (Zip Code)

        Registrant's telephone number, including area code (847) 818-5000

           Securities registered pursuant to Section 12(b) of the Act:

      Title of each class              Name of each exchange on which registered
      -------------------              -----------------------------------------
 Common Stock, $0.01 par value                 New York Stock Exchange
                                                Chicago Stock Exchange
                                                 Pacific Stock Exchange
 Preferred Stock, $0.01 par value              New York Stock Exchange
                                                Chicago Stock Exchange
                                                 Pacific Stock Exchange
 Preferred Share Purchase Rights               New York Stock Exchange
                                                Chicago Stock Exchange
                                                 Pacific Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 25, 2000, the aggregate market value of the registrant's common stock held by non-affiliates was $1,710.8 million. The number of shares of common stock outstanding at that date was 138,246,262 shares.

     Information required by Part III of this document is incorporated by reference to specified portions of the registrant's proxy statement to be distributed in connection with its 2000 Annual Meeting of Shareholders.

                                     PART I

Item 1. Business.

General

     Whitman Corporation ("Whitman" or the "Company") through its principal operating company, Pepsi-Cola General Bottlers, Inc. ("Pepsi General"), manufactures, packages, sells and distributes carbonated and non-carbonated Pepsi-Cola beverages and a variety of other non-alcoholic beverages in the United States and Central Europe.

     The Company was previously engaged in the refrigeration systems and equipment business conducted through Hussmann International, Inc. ("Hussmann") and in the automotive services business through Midas, Inc. ("Midas"). On January 30, 1998, the Company distributed to shareholders all of the common stock of Hussmann and Midas in tax-free spin-offs.

     On January 25, 1999, Whitman announced that its Board of Directors approved a new business relationship with PepsiCo, Inc. ("PepsiCo") including the Contribution and Merger Agreement (the "Agreement"), which was approved by Whitman's shareholders on May 20, 1999. See Note 2, New Business Relationship with PepsiCo and Other Acquisitions, to the Consolidated Financial Statements. As part of the Agreement, Pepsi General sold its franchises in Marion, Virginia; Princeton, West Virginia and the St. Petersburg area of Russia to PepsiCo. Territories acquired by or contributed to Pepsi General included domestic franchises in Cleveland, Ohio; Dayton, Ohio; Indianapolis, Indiana; St. Louis, Missouri and southern Indiana, and international franchises in Hungary, the Czech Republic, Slovakia and the balance of Poland. The new business relationship has resulted in PepsiCo holding 54,794,115 shares of Whitman common stock, representing 39.4 percent of Whitman's outstanding common stock at fiscal year end 1999.

     Pepsi General accounts for about 17 percent of all Pepsi-Cola products sold in the U.S. It serves a significant portion of a ten state region, primarily in the Midwest, with a population of approximately 35 million people. In addition, Pepsi General serves a population of approximately 65 million people in its territories in Poland, Hungary, the Czech Republic and the Republic of Slovakia.

     Pepsi General sells a variety of brands that Pepsi General bottles under licenses from PepsiCo or PepsiCo joint ventures. In some territories, Pepsi General manufactures, packages, sells and distributes products under brands licensed by companies other than PepsiCo. In addition, on December 1, 1999, Pepsi General acquired the Toma brands in the Czech Republic. See "Products and Packaging."

     While Pepsi General manages all phases of its operations, including pricing of its products, Pepsi General and PepsiCo exchange production, marketing and distribution information, benefiting both companies' respective efforts to lower costs, improve productivity and increase product sales.

     The owners of beverage brands either manufacture and sell products themselves or appoint bottlers to sell, distribute and, in some cases, manufacture these products under license. Brand owners, such as PepsiCo, generally own both the beverage trademarks and the secret formulas for the concentrates, which they also manufacture and sell to their licensed bottlers. Brand owners also develop new products and packaging for use by their bottlers. Brand owners develop national marketing, promotion and advertising programs to support their brands and brand image, and coordinate selling efforts with respect to national fountain, supermarket and mass merchandising accounts. They also provide local marketing support to their bottlers.

     Bottlers, such as Pepsi General, are generally responsible for manufacturing, packaging, selling and distributing products under the brand names they license from brand owners in their exclusive territories. For carbonated soft drink products, the bottler combines soft drink concentrate with sweeteners and carbonated water and packages this mixture in bottles or cans. Bottlers may also have licenses to manufacture syrup for sale to fountain accounts. Under these licenses, bottlers combine soft drink concentrate with sweeteners to manufacture syrup for delivery to fountain customers. For non-carbonated beverages, the bottler either manufactures and packages the beverages or purchases the beverages in finished form and sells them through its distribution system.

     The primary distribution channels for the retail sale of carbonated soft drink products are supermarkets, mass merchandisers, vending machines, convenience stores, gas stations, fountain channels, such as restaurants or cafeterias, and other channels, such as small groceries, drug stores and educational institutions. The largest channel in the United States is supermarkets, but Pepsi General's fastest growing channels have been mass merchandisers; the cold drink channel, which includes sales through vending machines, coolers and fountain equipment; and convenience stores and gas stations.

     Depending upon the size of the bottler and the particular market, a bottler delivers products through these channels using either a direct-to-store delivery system or a warehouse distribution system. In its exclusive territories, each bottler is responsible for selling products and providing timely service to its existing customers and identifying and obtaining new customers. Bottlers are also responsible for local advertising and marketing, as well as the execution in their territories of national and regional selling programs instituted by brand owners. The bottling business is capital intensive. Manufacturing operations require specialized high-speed equipment, and distribution requires extensive placement of fountain equipment and cold drink vending machines and coolers, as well as investment in trucks and warehouse facilities.

Products and Packaging

     Pepsi General's portfolio of beverage products includes some of the best recognized trademarks in the world. Pepsi General's three largest brands in terms of volume are Pepsi-Cola, Diet Pepsi and Mountain Dew. While the majority of Pepsi General's volume is derived from brands licensed from PepsiCo and PepsiCo joint ventures, Pepsi General also sells and distributes brands licensed from others. Pepsi General's principal beverage brands are listed below:

                                                     Domestic Operations
-----------------------------------------------------------------------------------------------------------------------
                                              Brands Licensed from PepsiCo
  Brands Licensed from PepsiCo                       Joint Ventures                       Brands Licensed from Others
-------------------------------             ------------------------------              -------------------------------

Pepsi-Cola                                  Lipton Iced Teas                            Dr Pepper
Diet Pepsi                                  Starbucks Frappuccino                       Hawaiian Punch
Mountain Dew                                                                            Ocean Spray
Diet Mountain Dew                                                                       Citrus Hill
Caffeine Free Pepsi                                                                     7Up
Caffeine Free Diet Pepsi                                                                Avalon
Pepsi One                                                                               Sunny Delight
Wild Cherry Pepsi                                                                       Juice Tyme
Slice                                                                                   Seagram's
Mug                                                                                     Nesbitt Lemonade
Aquafina
All Sport
Storm

                                                  International Operations
-----------------------------------------------------------------------------------------------------------------------
                                              Brands Owned and Distributed
  Brands Licensed from PepsiCo                      by Pepsi General                      Brands Licensed from Others
-------------------------------             -------------------------------             -------------------------------

Pepsi-Cola                                  Toma (carbonated soft drinks,               Schweppes Tonic
Pepsi Max                                   juices and waters)                          Schweppes Soda
Pepsi Light                                                                             Schweppes Lemon Soda
Mirinda                                                                                 Schweppes Orange
7Up                                                                                     Schweppes Water
7Up Light                                                                               Dr Pepper
                                                                                        Canada Dry Ginger Ale
                                                                                        Wesser Fruit Juices
                                                                                        Hortex Fruit Juices
                                                                                        Rauch Fruit Juices
                                                                                        Lipton Iced Teas


     Pepsi General's beverages are available in different package types, including two-liter bottles; multi-pack and single serve offerings of one-liter, 20-ounce and 24-ounce bottles; and multi-packs of 6, 12, and 24 cans. Syrup is also sold in larger packages for fountain use.

Territories

     Pepsi General currently has the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages in all or a portion of ten Midwestern states, Poland, Hungary, the Czech Republic and the Republic of Slovakia.

Sales, Marketing and Distribution

     Pepsi General's business is seasonal and subject to weather conditions, which have a significant impact on sales. Pepsi General's sales and marketing approach varies by region and channel to respond to the unique local competitive environment. In the United States, the channels with larger stores can accommodate a number of beverage suppliers and, therefore, marketing efforts tend to focus on increasing the amount of shelf space and the number of displays in any given outlet. In locations where Pepsi General's products are purchased for immediate consumption, marketing efforts are aimed not only at securing the account but also on providing equipment that facilitates the sale of cold product, such as vending machines, visi-coolers and fountain equipment.

     Package mix is an important consideration in the development of Pepsi General's marketing plans. Although some packages are more expensive to produce, in certain channels those packages may have higher and more stable selling prices. For example, a packaged product that is sold cold for immediate consumption generally has better margins than a product sold to take home. This cold drink channel includes vending machines and coolers. The full service vending channel has the highest gross margin of any distribution channel, because it eliminates the middleman and enables Pepsi General to establish the retail price. Pepsi General owns a majority of the vending machines used to dispense its products and will continue to invest extensively in vending machines in the near term, specifically those dispensing product in 20-ounce polyethylene ("PET") bottles.

     In the United States, Pepsi General distributes directly to a majority of customers in Pepsi General's licensed territories through a direct-to-store distribution system. Pepsi General's sales force is key to its selling efforts because they interact continually with Pepsi General's customers to promote and sell their products. A large part of a Pepsi General route salesperson's compensation is made up of commissions based on volumes. Although route salespeople are responsible for selling to their customers, in some markets and channels, Pepsi General uses a pre-sell system, where Pepsi General calls accounts in advance to determine how much product and promotional material to deliver.

     In the United States, this direct-to-store distribution system is used for all packaged goods and some fountain accounts. Pepsi General has the exclusive right to sell and deliver fountain syrup to local customers in its territories. Pepsi General has a number of managers who are responsible for calling on prospective fountain accounts, developing relationships, selling accounts and interacting with accounts on an ongoing basis. Pepsi General also serves as PepsiCo's exclusive delivery agent in Pepsi General's territories for PepsiCo's national fountain account customers that request direct-to-store delivery. Pepsi General is also the exclusive equipment service agent for all of PepsiCo's national account customers in Pepsi General's territories.

     In international markets, Pepsi General uses both direct-to-store distribution systems and third party distributors. In the less developed international markets, small retail outlets play a larger role and represent a large percentage of the market. However, with the emergence of larger, more sophisticated retailers in Central Europe, the percentage of total soft drinks sold to supermarkets and other larger accounts is increasing.

Franchise Agreements

     Pepsi General's franchise agreements with PepsiCo give Pepsi General exclusive rights to produce, market and distribute Pepsi-Cola products in authorized containers and to use the related trade names and trademarks in the specified territories. These agreements require Pepsi General, among other things, to purchase its concentrate requirements solely from PepsiCo, at prices established by PepsiCo, and to promote diligently the sale and distribution of Pepsi brand products.

     Pepsi franchise agreements in the United States are issued in perpetuity, subject to termination only upon failure to comply with their terms. Pepsi General has similar arrangements with other companies whose brands it produces and distributes. Effective upon the completion of the Agreement with PepsiCo, the franchise agreements outside the United States are granted in perpetuity, subject to certain performance criteria.

Advertising

     Pepsi General obtains the benefits of national advertising campaigns conducted by PepsiCo and the other beverage companies whose products it sells. Pepsi General supplements PepsiCo's national ad campaign by purchasing advertising in its local markets, including the use of television, radio, print and billboards. Pepsi General also makes extensive use of in-store point-of-sale displays to reinforce the national and local advertising and to stimulate demand.

Raw Materials and Manufacturing

     Expenditures for concentrate and packaging constitute Pepsi General's largest individual raw material costs. Pepsi General buys various soft drink concentrates from PepsiCo and other soft drink companies and mixes them in Pepsi General's plants with other ingredients, including carbon dioxide and sweeteners. Artificial sweeteners are included in the concentrates Pepsi General purchases for diet soft drinks. The product is then bottled in a variety of containers ranging from 12-ounce cans to two-liter plastic bottles to various glass packages, depending on market requirements.

     In addition to concentrates, Pepsi General purchases sweeteners, glass and plastic bottles, cans, closures, syrup containers, other packaging materials and carbon dioxide. Pepsi General purchases all raw materials and supplies, other than concentrates, from multiple suppliers.

     A portion of Pepsi General's contractual cost of cans, plastic bottles and fructose is subject to price fluctuations based on commodity price changes in aluminum, resin and corn, respectively. From time to time, the Company uses derivative financial instruments to hedge the price risk associated with anticipated purchases of cans. See Item 7A, Quantitative and Qualitative Disclosures about Market Risks.

     The inability of suppliers to deliver concentrates or other products to Pepsi General could adversely affect operating results. None of the raw materials or supplies currently in use are in short supply, although factors outside of the control of Pepsi General could adversely impact the future availability of these supplies.

Competition

     The carbonated soft drink business is highly competitive. Pepsi General's principal competitors are bottlers who produce, package, sell and distribute Coca-Cola carbonated soft drink products. In addition to Coca-Cola bottlers, Pepsi General competes with bottlers and distributors of nationally advertised and marketed carbonated soft drink products, bottlers and distributors of regionally advertised and marketed carbonated soft drink products, as well as bottlers of private label carbonated soft drink products sold in chain stores. In 1999 the carbonated soft drink products of PepsiCo represented approximately 31 percent of total carbonated soft drink sales in the United States. Pepsi General estimates that in each United States territory in which Pepsi General operates, between 65% and 85% of soft drink sales from supermarkets, drug stores and mass merchandisers are accounted for by Pepsi General and Coca-Cola bottlers. The industry competes primarily on the basis of advertising to create brand awareness, price and price promotions, retail space management, customer service, consumer points of access, new products, packaging innovations and distribution methods. Pepsi General believes that brand recognition is a primary factor affecting Pepsi General's competitive position.

Employees

     The Company employed approximately 11,700 people worldwide as of fiscal year end 1999. This included approximately 7,800 active employees in its domestic operations and approximately 3,900 people employed in its international operations. Employment levels are subject to seasonal variations. The Company is a party to collective bargaining agreements covering approximately 4,500 employees. Ten agreements covering approximately 360 employees will be renegotiated in 2000. The Company regards its employee relations as generally satisfactory.

Government Regulation

     Pepsi General's operations and properties are subject to regulation by various federal, state and local governmental entities and agencies as well as foreign government entities. As a producer of food products, Pepsi General is subject to production, packaging, quality, labeling and distribution standards in each of the countries where Pepsi General has operations, including, in the United States, those of the Federal Food, Drug and Cosmetic Act. The operations of Pepsi General's production and distribution facilities are subject to various federal, state and local environmental laws and workplace regulations both in the United States and abroad. These laws and regulations include, in the United States, the Occupational Safety and Health Act, the Unfair Labor Standards Act, the Clean Air Act, the Clean Water Act and laws relating to the maintenance of fuel storage tanks. Pepsi General believes that its current legal and environmental compliance programs adequately address these concerns and that Pepsi General is in substantial compliance with applicable laws and regulations.

Environmental Matters

     The Company maintains a continuous program to facilitate compliance with federal, state and local laws and regulations relating to the discharge or emission of materials into, and other laws and regulations relating to the protection of, the environment. The capital costs of such compliance, including the costs of the modification of existing plants and the installation of new manufacturing processes incorporating pollution control technology, are not material.

     Under the agreement pursuant to which Whitman sold Pneumo Abex Corporation in 1988 and a subsequent settlement agreement entered into with Pneumo Abex in September, 1991, Whitman has assumed indemnification obligations for certain environmental liabilities of Pneumo Abex, net of any insurance recoveries. Pneumo Abex has been and is subject to a number of federal, state and local environmental cleanup proceedings, including proceedings under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") at off-site locations involving other major corporations which have also been named as potentially responsible parties ("PRPs"). Pneumo Abex also has been and is subject to private claims and several lawsuits for remediation of properties currently or previously owned by Pneumo Abex, and Whitman is subject to some of these suits.

     There is significant uncertainty in assessing the total cost of remediating a given site and in determining any individual party's share in that cost. This is due to the fact that the Pneumo Abex liabilities are at different stages in terms of their ultimate resolution, and any assessment and determination are inherently speculative during the early stages, depending upon a number of variables beyond the control of any party. Additionally, the settlement of governmental proceedings or private claims for remediation invariably involves negotiations within broad cost ranges of possible remediation alternatives. Furthermore, there are significant timing considerations in that a portion of the expense incurred by Pneumo Abex, and any resulting obligation of Whitman to indemnify Pneumo Abex, may not be expended for a number of years.

     In 1992, the United States Environmental Protection Agency ("EPA") issued a Record of Decision ("ROD") under the provisions of CERCLA setting forth the scope of expected remedial action at a Pneumo Abex facility in Portsmouth, Virginia. The EPA had estimated that the cost of the remedial action necessary to comply with an Amended ROD, issued in 1994, would total $31 million. In January, 1996, Pneumo Abex executed a Consent Decree with the EPA agreeing to implement remediation of areas associated with the former Portsmouth facility operations. The Company expects to have substantially completed this remediation effort in 2001. Additionally, in a lawsuit brought against other PRPs that did not execute the Consent Decree, Pneumo Abex and Whitman recovered approximately $3.1 million in settlements relating to response costs at the Portsmouth site. These recoveries were recorded prior to 1999.

     Management believes that potential insurance recoveries will defray a portion of the expenses involved in meeting Pneumo Abex environmental liabilities. In November, 1992, Jensen-Kelly Corporation, a Pneumo Abex subsidiary, Pneumo Abex and certain other of its affiliates, and Whitman and certain of its affiliates, filed a lawsuit against numerous insurance companies in the Superior Court of California, Los Angeles County, seeking damages and declaratory relief for insurance coverage and defense costs for environmental claims. In 1997 and 1998, Whitman and Pneumo Abex achieved settlements with several carriers, and although optimistic it will receive additional recoveries, Whitman is otherwise unable to predict the outcome of this litigation.

     The Company has contingent liabilities from various pending claims and litigation on a number of matters, including indemnification claims under agreements with previously sold subsidiaries for products liability and toxic torts. The ultimate liability for these claims cannot be determined. In the opinion of management, based upon information currently available, the ultimate resolution of these claims and litigation, including potential environmental exposures, and considering amounts already accrued, should not have a material effect on the Company's financial condition, although amounts recorded in a given period could be material to the results of operations or cash flows for that period.

Forward-Looking Statements

     This annual report on Form 10-K contains certain forward-looking information that reflects management's expectations, estimates and assumptions, based on information available at the time this Form 10-K was prepared. When used in this document, the words "anticipate," "believe," "estimate," "expect," "plan," "intend" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, including, but not limited to, the following: competition, including product and pricing pressures; changing trends in consumer tastes; changes in the Company's relationship and/or support programs with PepsiCo and other brand owners; market acceptance of new product offerings; weather conditions; cost and availability of raw materials; availability of capital; labor and employee benefit costs; unfavorable interest rate and currency fluctuations; costs of legal proceedings; outcomes of environmental claims and litigation, and general economic, business and political conditions in the countries and territories where the Company operates.

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

Item 2. Properties.

     Pepsi General's domestic manufacturing facilities include 3 bottling plants, 8 combination bottling/canning plants and 3 canning plants with a total manufacturing capacity of approximately 833,000 square feet. International manufacturing facilities include two owned plants in Poland, three owned plants in Hungary, two owned plants and one leased plant in the Czech Republic, and one owned plant in the Republic of Slovakia. In addition, Pepsi General operates 69 distribution facilities in the U.S. and 39 distribution facilities in Central Europe. Thirty-seven of the distribution facilities are leased and less than ten percent of Pepsi General's domestic production is from its one leased domestic plant. The Company believes all facilities are adequately equipped and maintained and capacity is sufficient for its current needs. Pepsi General currently operates a fleet of approximately 4,500 vehicles in the U.S. and approximately 1,900 vehicles internationally to service and support its distribution system.

     In addition, Whitman owns various industrial and commercial real estate properties in the United States. Whitman also owns a leasing company, which leases approximately 2,000 railcars, comprised of locomotives, flatcars and hopper cars, to the Illinois Central Railroad Company.

Item 3. Legal Proceedings.

     Whitman and its subsidiaries are defendants in numerous lawsuits in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on Whitman's financial condition, although amounts recorded in any given period could be material to the results of operations or cash flows for that period.

     See also "Environmental Matters" in Item 1.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     The common stock of the Company is listed and traded on the New York, Chicago and Pacific stock exchanges. The table below sets forth the reported high and low sales prices as reported for New York Stock Exchange Composite Transactions for Whitman common stock and indicates the Whitman dividends for each quarterly period for the fiscal years 1999 and 1998.

                                               Common Stock
                                ---------------------------------------
                                    High          Low        Dividend
                                -----------   -----------   -----------
     1999:
     -----------
     1st quarter                $    24.938   $    16.375   $    0.05
     2nd quarter                     18.688        15.188        0.01
     3rd quarter                     19.563        14.000        0.01
     4th quarter                     15.063        12.188        0.01

     1998:
     -----------
     1st quarter                $    26.625   $    15.563   $    0.05
     2nd quarter                     23.750        19.000        0.05
     3rd quarter                     23.375        14.875        0.05
     4th quarter                     25.438        15.375        0.05

     The table above reflects the high and low stock prices for Whitman common stock prior to and subsequent to the spin-offs of Hussmann and Midas, which occurred on January 30, 1998, and prior to and subsequent to the consummation of the transactions contemplated by the Agreement, which occurred on May 20, 1999.

     There were 14,539 shareholders of record as of fiscal year end 1999.

Item 6.  Selected Financial Data.

     The following table presents summary operating results and other information of Whitman, and should be read along with Management's Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and accompanying notes included elsewhere in this Form 10-K.

     The following were recorded during the periods presented:

o In 1999, the Company recorded special charges of $27.9 million related to staff reduction costs and non-cash asset write-downs, principally related to the acquisition of the domestic and international territories from PepsiCo (see Note 5, Special Charges, to the Consolidated Financial Statements). These charges reduced domestic and international operating income by $7.3 million and $20.6 million, respectively.

o In 1999, the Company entered into a contract for the sale of property in downtown Chicago and recorded a charge of $56.3 million ($35.9 million after tax) to reduce the book value of the property. This pretax charge is reflected in "other expense, net."

o In 1999, the Company recorded a pretax gain of $13.3 million ($7.8 million after tax and minority interest), related to the sale of franchises in Marion, Virginia; Princeton, West Virginia and the St. Petersburg area of Russia. This pretax gain is reflected in "other expense, net."

o Loss from discontinued operations after taxes of $51.7 million in 1999 includes after tax amounts related to a second quarter $12 million settlement of environmental litigation filed against Pneumo Abex, a former subsidiary of the Company, as well as second quarter and fourth quarter increases of $30.8 million and $39.0 million, respectively, in accruals related to the indemnification obligation to Pneumo Abex, primarily for environmental matters.

o In 1998, the Company recorded an extraordinary loss, net of income tax benefits of $10.4 million, resulting from the early extinguishment of debt (see Note 4, Extraordinary Loss on Early Extinguishment of Debt, to the Consolidated Financial Statements).

o In 1997, the Company recorded special charges of $49.3 million ($31.6 million after tax and minority interest) related to the restructuring of Pepsi General's organization, the severance of essentially all of the Whitman Corporate management and staff, and expenses associated with the spin-offs of Hussmann and Midas (see Note 5, Special Charges, to the Consolidated Financial Statements). These charges reduced domestic and international operating income by $45.6 million and $3.7 million, respectively.

o In 1997, Hussmann and Midas, which are classified as discontinued operations, recorded special charges with an after-tax cost of $93.4 million (see Note 3, Discontinued Operations, to the Consolidated Financial Statements).

o In 1996, the Company recorded an $8.7 million charge, principally for asset write-downs at Pepsi General's joint venture in Poland, which is included in "other expense, net."


Whitman Corporation
SELECTED FINANCIAL DATA
(in millions, except per share and employee data)
For the fiscal years                                    1999            1998             1997            1996           1995
                                                        ----            ----             ----            ----           ----


OPERATING RESULTS:
Sales:
  Domestic                                          $  1,951.4      $  1,534.0       $  1,445.3      $  1,436.4     $  1,400.8
  International                                          186.8            83.5             93.5            50.3           34.8
                                                    ----------      ----------       ----------      ----------     ----------
     Total                                          $  2,138.2      $  1,617.5       $  1,538.8      $  1,486.7     $  1,435.6
                                                    ==========      ==========       ==========      ==========     ==========
Operating income:
  Domestic                                          $    228.3      $    221.0       $    148.9      $    206.9     $    192.4
  International                                          (46.8)          (17.2)           (18.7)          (12.1)         (11.3)
                                                    ----------      ----------       ----------      ----------     ----------
     Total operating income                              181.5           203.8            130.2           194.8          181.1
Interest expense, net                                    (63.9)          (36.1)           (42.3)          (41.5)         (47.6)
Other expense, net                                       (46.0)          (15.5)           (18.0)          (25.6)         (15.3)
                                                    ----------      ----------       ----------      ----------     ----------
     Income before income taxes                           71.6           152.2             69.9           127.7          118.2
Income taxes                                              22.1            69.7             37.9            61.1           52.8
                                                    ----------      ----------       ----------      ----------     ----------
Income from continuing operations
  before minority interest                                49.5            82.5             32.0            66.6           65.4
Minority interest                                          6.6            20.0             16.2            18.8           18.6
                                                    ----------      ----------       ----------      ----------     ----------
Income from continuing operations                         42.9            62.5             15.8            47.8           46.8
Income (loss) from discontinued operations               (51.7)           (0.5)           (11.7)           91.6           86.7
Extraordinary loss on early extinguishment of
  debt after taxes                                          --           (18.3)              --              --             --
                                                    ----------      ----------       ----------      ----------     ----------
Net income (loss)                                   $     (8.8)     $     43.7       $      4.1      $    139.4     $    133.5
                                                    ==========      ==========       ==========      ==========     ==========

Cash dividends per share                            $     0.08      $     0.20       $     0.45      $     0.41     $     0.37
                                                    ==========      ==========       ==========      ==========     ==========

Weighted average common shares:
Basic                                                    123.3           101.1            101.6           104.8          104.9
Incremental effect of stock options                        0.9             1.8              1.3             1.2            1.1
                                                    ----------      ----------       ----------      ----------     ----------
Diluted                                                  124.2           102.9            102.9           106.0          106.0
                                                    ==========      ==========       ==========      ==========     ==========

Income (loss) per share - basic:
Continuing operations                               $     0.35      $     0.62       $     0.16      $     0.46     $     0.44
Discontinued operations                                  (0.42)          (0.01)           (0.12)           0.87           0.83
Extraordinary loss on early debt extinguishment             --           (0.18)              --              --             --
                                                    ----------      ----------       ----------      ----------     ----------
  Net income (loss)                                 $    (0.07)     $     0.43       $     0.04      $     1.33     $     1.27
                                                    ==========      ==========       ==========      ==========     ==========

Income (loss) per share - diluted:
Continuing operations                               $     0.35      $     0.61       $     0.15      $     0.45     $     0.44
Discontinued operations                                  (0.42)          (0.01)           (0.11)           0.87           0.82
Extraordinary loss on early debt extinguishment             --           (0.18)              --              --             --
                                                    ----------      ----------       ----------      ----------     ----------
  Net income (loss)                                 $    (0.07)     $     0.42       $     0.04      $     1.32     $     1.26
                                                    ==========      ==========       ==========      ==========     ==========

OTHER INFORMATION:
Total assets                                        $  2,864.3      $  1,569.3       $  2,029.7      $  2,080.6     $  2,050.5
Long-term debt                                      $    809.0      $    603.6       $    604.7      $    821.7     $    810.3
Capital investments                                 $    165.4      $    159.1       $     83.4      $     87.2     $    111.1
Depreciation and amortization                       $    126.6      $     77.7       $     73.8      $     75.2     $     70.6
Number of employees                                     11,700           6,526            6,381           5,863          5,739

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Results - 1999 compared with 1998

     For a description of the Company's major products and its principal markets, reference is made to Part I, Item 1, Business, and to Note 17, Segment Reporting, to the Consolidated Financial Statements.

     Due to the 1999 transaction with PepsiCo that resulted in the divestiture of certain of the Company's operations, as well as the acquisition of significant domestic and Central European territories from PepsiCo (as more fully described in Note 2, New Business Relationship with PepsiCo and Other Acquisitions, to the Consolidated Financial Statements), the Company believes that comparable results provide a better indication of current operating trends than reported results.

     Comparable operating results exclude results of territories divested and include results of territories acquired from PepsiCo as if such transactions occurred as of the beginning of 1998. With respect to the following discussion of sales volumes and sales dollars only, adjustment has been made for the change in the Company's reporting calendar; no such adjustment for this reporting calendar change has been made to the comparable amounts presented for operating income. In addition, comparable operating results exclude an additional week of operating activity in the acquired domestic territories resulting from conforming their reporting calendar to Whitman's fiscal year end; the operating results contributed by Toma Holding, a.s. ("Toma"), a leading soft drink company in the Czech Republic, which was acquired on December 1, 1999; $27.9 million of special charges incurred in the second and third quarters of 1999; $4.5 million of charges incurred in the first quarter of 1999 related to the settlement of insurance, severance and legal matters; and the impact of eliminating the two-month reporting lag in consolidating international results.

Sales

     Sales for 1999 and 1998 are summarized below (in millions):

                                           Reported               %                  Comparable               %
                                    ----------------------                      ---------------------
                                      1999         1998        Change             1999         1998        Change
                                    --------     ---------     ------           --------     --------      ------

     Domestic                       $1,951.4     $1,534.0       27.2            $2,147.2     $2,056.6        4.4
     International                     186.8         83.5      123.7               238.2        242.2       (1.7)
                                    --------     --------                       --------     --------
     Total Sales                    $2,138.2     $1,617.5       32.2            $2,385.4     $2,298.8        3.8
                                    ========     ========                       ========     ========


     On a reported basis, domestic sales increased $417.4 million, or 27.2 percent, in 1999 compared to 1998, primarily reflecting sales contributed by the acquired territories and improved pricing.

     On a comparable basis, domestic sales increased $90.6 million, or 4.4 percent, reflecting a 3.4 percent improvement in pricing and a 1.0 percent increase in 8-ounce equivalent case volume. The vending and mass merchandising channels showed strong growth, as did the brands Mountain Dew, Aquafina and Dr Pepper. Also contributing to the 1999 growth was volume associated with Pepsi One, which was introduced in late 1998. Growth of 20-ounce PET package sales continued, aided by the increased investment in the cold drink channel, through investment in vending equipment and coolers.

     Reported international sales increased significantly due to sales contributed by the newly acquired Central European territories. On a comparable basis, sales decreased by $4.0 million, or 1.7 percent, reflecting year-over-year currency depreciation, partially offset by a 0.8 percent increase in 8-ounce equivalent case volume.

Gross Profit

     The consolidated gross profit margin on a reported basis increased to 41.6 percent of sales in 1999, compared with 40.1 percent of sales in 1998. This increase principally reflected a 0.7 percentage point improvement in domestic margins, driven by higher net selling prices and favorable channel mix, partially offset by lower margin channel and package mix of the acquired domestic territories. In addition, international margins were higher due to improvements in Poland, as well as the absence, during most of 1999, of lower margin sales associated with the Russian operations, which were sold in March, 1999.

Selling, General and Administrative Expenses

     Reported selling, general and administrative ("SG&A") expenses represented
30.4 percent of sales in 1999, compared with 26.6 percent in 1998. This increase is due, in part, to higher depreciation expense as a result of increases in capital spending; higher 1999 field operating expenses to support the Company's cold drink initiative; the higher cost structure in the acquired territories; incremental Year 2000 system remediation costs; costs to integrate the territories acquired in 1999; higher insurance expense; and strike costs incurred in 1999. Amortization expense increased by $13.7 million due to the transaction with PepsiCo.

Special Charges

     In 1999, the Company recorded special charges of $27.9 million ($19.0 million after tax), including $9.6 million of staff reduction costs, principally related to the acquisition of the domestic and international territories from PepsiCo; $7.6 million of non-cash asset write-downs associated with the exit of the plastic returnable package in the Company's existing international territories; $5.9 million of other asset write-downs principally related to the acquisition of the international territories from PepsiCo; and a $4.8 million write-down of Pepsi General's investment in its Baltics operations resulting from the Company's decision to seek the sale of these operations to a third party.

     During 1999, the Company paid employee related costs for severance and employee benefits of $5.3 million. The $9.6 million of staff reduction costs resulted in the elimination of approximately 310 positions, of which approximately 27 positions are yet to be eliminated as of fiscal year-end 1999. Asset write-downs of $18.3 million were recorded in 1999. As of fiscal year end 1999, $4.3 million of accrued liabilities remain to cover deferred severance payments and certain employee benefits. The Company has classified the accruals as other current liabilities because it expects to pay a significant portion of such costs in 2000.

     As a result of the actions taken resulting in the special charges of $27.9 million, the Company expects to realize approximately $18-20 million in annual pretax savings, resulting principally from reductions in employee related costs. Such savings will not be fully realized until the year 2000. In 1999 and 1998, the Baltics had sales of $6.1 million and $5.4 million, respectively, and incurred operating losses of $1.8 million and $3.5 million, respectively.

Operating Income

                                           Reported               %                  Comparable               %
                                    ----------------------                      ---------------------
                                      1999         1998        Change             1999         1998        Change
                                    --------     ---------     ------           --------     --------      ------

     Domestic                       $  228.3     $  221.0        3.3            $  244.3     $  241.8        1.0
     International                     (46.8)       (17.2)        *                (36.6)       (42.3)      13.5
                                    --------     --------                       --------     --------
     Total Operating Income         $  181.5     $  203.8      (10.9)           $  207.7     $  199.5        4.1
                                    ========     ========                       ========     ========

     * Not meaningful.

     In 1999, reported domestic operating income increased $7.3 million, or 3.3 percent, reflecting operating income contributed by the acquired territories, partially offset by special charges and higher SG&A and amortization expenses.

     On a comparable basis, domestic operating income increased $2.5 million, or
1.0 percent. The domestic operating margin of 11.4 percent in 1999 was 0.5 percentage points lower than a year ago, reflecting, in part, increased depreciation and field operating expenses to support the cold drink initiative; incremental year 2000 remediation expenses and integration costs; higher insurance expense and strike costs. These factors were partially offset by higher average net selling prices in 1999.

     Reported international operating losses in 1999 include $20.6 million of special charges resulting principally from the transaction with PepsiCo. Excluding these charges, reported operating losses increased $9.0 million, or
52.3 percent, to $26.2 million in 1999. This increase was principally attributable to operating losses of the acquired international territories. On a comparable basis, international operating losses decreased by $5.7 million from 1998, primarily due to improvements in Poland and the Czech Republic, and savings realized from the consolidation of international headquarters locations. Poland's 1999 results improved primarily due to a mix shift to more PET packaging and cost savings realized as the Company began to combine the three separate companies that existed prior to the transaction with PepsiCo. The final consolidation of the operations in Poland will be completed upon receipt of governmental approval to merge the companies. Improved results in the Czech Republic were principally due to higher volumes and increased contract sales.

Interest and Other Expenses

     Net interest expense increased $27.8 million to $63.9 million. The increase was due principally to an increase in average outstanding net debt due to the acquisitions of domestic and Central European territories from PepsiCo and related share repurchases.

     Other expense, net in 1999 includes a $56.3 million charge recorded in the second quarter to reduce the book value of non-operating real estate, as well as a $13.3 million gain on the sale of the Company's territories in Marion, Virginia; Princeton, West Virginia and the St. Petersburg area of Russia. Absent these items, other expense, net decreased to $3.0 million in 1999 compared to $15.5 million in 1998, due primarily to the termination of the management fee paid to PepsiCo and reduced real estate taxes on non-operating land.

Discontinued Operations

     Loss from discontinued operations after taxes of $51.7 million in 1999 includes after tax amounts related to a second quarter $12 million settlement of environmental litigation filed against Pneumo Abex, a former subsidiary of the Company, as well as second quarter and fourth quarter increases of $30.8 million and $39.0 million, respectively, in accruals related to the indemnification obligation to Pneumo Abex, primarily for environmental matters.

     The spin-offs of Hussmann and Midas occurred on January 30, 1998. Prior to the spin-offs, Hussmann and Midas paid Whitman a total of $434.3 million to settle intercompany indebtedness and pay special dividends. Whitman did not record any gain or loss on the spin-offs. The distribution of the Hussmann and Midas common stock reduced Whitman shareholders' equity by $233.3 million.

     The results of operations of Hussmann and Midas through the spin-off date are classified as discontinued operations. On a combined basis, they previously had reported sales of $1,692.6 million in 1997, which have been excluded from Whitman's consolidated sales.

     Whitman's consolidated statements of income included an after tax loss from discontinued operations of $11.7 million in 1997, which included the results of operations of Hussmann and Midas, as well as charges of $4.2 million relating to settlements with the IRS for the years 1988 through 1991, which related to other previously discontinued operations.

     Included in the 1997 results of operations for Hussmann and Midas were special charges of $123.9 million, or $93.4 million after tax. The special charges at Hussmann primarily related to the write-off of goodwill in its U.K. operations ($26.0 million), a restructuring of the U.K. operations ($23.2 million) and a reorganization of certain manufacturing operations in the U.S. ($7.1 million). The special charges at Midas principally related to its decision to franchise or close substantially all company-operated stores in the U.S. ($35.5 million), to record one-time charges for a special product return program and changes in the U.S. franchisee advertising program ($12.2 million), to record severance benefits ($7.4 million) and to reflect the impairment of certain assets ($12.5 million). Detailed information about the charges was included in the special information statement that was provided to Whitman shareholders immediately prior to the spin-offs. Hussmann and Midas retained the responsibility to carry out the programs covered by their special charges, as well as the related balance sheet accruals. Summarized information about the special charges and the effects of the IRS settlements is contained in Note 3, Discontinued Operations, to the Consolidated Financial Statements.

Environmental Liabilities

     Environmental liabilities are discussed further in Part I, Item 1, Business; Note 16, Environmental and Other Contingencies, to the Consolidated Financial Statements; and within "Discontinued Operations" above.

Operating Results -  1998 compared with 1997

     The discussion below reflects the reclassification of certain revenues and expenses to conform prior periods to the current year presentation. This 1998 comparison to 1997 is based on reported results; accordingly, the effects of the 1999 PepsiCo transaction are excluded.

Sales

     Sales increased by $78.7 million, or 5.1 percent, in 1998 to $1,617.5 million.

     Domestic sales increased by $88.7 million, or 6.1 percent, in 1998 to $1,534.0 million. This increase reflects improvements in mix, pricing and volumes. The average domestic net selling price per raw case rose 2.6 percent and volume, in raw cases, grew 3.5 percent over 1997. In 8-ounce equivalent cases, volume, including foodservice, increased 5.3 percent in 1998 to 444.5 million cases. Sales growth was driven principally by the convenience/gas station channel, the vending channel, and the fountain channel. Volume growth was led primarily by improved demand for the Mountain Dew, Dr Pepper, and Lipton Tea brands. Also contributing to the increased volume was double digit growth in the water brands Aquafina and Avalon, and the strong performance of Pepsi brand product sales, which included the introduction of Pepsi One and Storm. In 1998, the Company began reporting volume on an 8-ounce equivalent basis, as well as raw cases, to better reflect the impact of package mix shift towards the 20/24-ounce PET packages. The 20-ounce PET package growth benefited from a significant increase in vending machine placements during 1998.

     International sales decreased by $10.0 million to $83.5 million, principally reflecting a $12.5 million decline in contract sales and the adverse effects of the economic crisis in Russia. Sales for Russia in the fourth quarter of 1998, which were reported on a two-month lag, were $2.5 million compared to $8.0 million in the comparable period of 1997. However, 1998 included a full twelve months of sales for Russia compared to ten months in the previous year, which partially offset the lower contract sales and economic downturn. In addition, Poland's sales were adversely impacted by unusually cold weather, which depressed industry sales, partially offset by sales growth resulting from a product mix shift to more PET packaging and favorable results from newly introduced juice products.

Gross Profit

     The Company's consolidated gross profit increased by $33.3 million, or 5.4 percent, to $649.0 million. The consolidated gross profit margin increased to
40.1 percent of sales in 1998 from 40.0 percent in 1997. This increase principally reflected an increase in the international gross profit margin of
2.6 percentage points to 27.7 percent from 25.1 percent in 1997, due to higher margins in Poland resulting from a product mix shift to more PET packaging. However, partially offsetting this improvement was the economic downturn in Russia, which slowed demand and lowered gross margins as the sales volume was insufficient to absorb fixed manufacturing overhead. The domestic gross profit margin of 40.8 percent was 0.2 percentage points lower than 1997, with higher costs for concentrate, fructose and packaging partially offset by increased net selling prices.

Selling, General and Administrative Expenses

     S,G&A expenses increased by $9.1 million, or 2.2 percent, and represented
26.6 percent of sales, compared with 27.3 percent in 1997. This lower percentage reflected, among other items, increases in various forms of support from PepsiCo and the reduction in corporate headquarters' management and staff. Furthermore, the 1997 S,G&A included a $2.7 million charge recorded by Pepsi General in the second quarter of 1997 for reductions in administrative overhead.

Special Charges

     During 1997, the Company recorded special charges of $49.3 million, including $9.1 million related to reductions in Pepsi General staffing levels due to the consolidation of the number of its domestic divisions; $4.7 million related to write-downs of certain assets in Pepsi General's domestic and international operations; $1.0 million of other costs related to the consolidation of Pepsi General's divisions; $27.0 million related to the severance of essentially all of the Whitman corporate management and staff; $0.7 million related to write-downs of certain Whitman corporate assets; and $6.8 million related to spin-off related and other costs.

     The Company paid employee related costs for severance and employee benefits of $6.2 million, $18.1 million and $3.5 million in 1999, 1998 and 1997, respectively. The total number of employees affected was approximately 125 at Pepsi General and essentially all employees at Whitman Corporate. All but 11 positions have been eliminated by reason of these programs as of fiscal year end 1999. Asset write-downs of $5.4 million were recorded in 1997 and $1.5 million and $6.3 million of spin-off related and other costs were paid in 1997 and 1998, respectively. As of fiscal year end 1999, accrued liabilities of $8.3 million remained to cover deferred severance payments and certain employee benefits, which were paid during January, 2000 to the remaining 11 employees. See Note 5, Special Charges, to the Consolidated Financial Statements.

     At the time the special charges were recorded in 1997, the Company anticipated that corporate expenses would be reduced by approximately $7.0 million on an annualized basis, but indicated the estimated cost reductions would not be fully realized in the first year. In 1998, the cost reduction goal was substantially achieved, as corporate administrative expenses declined from 1997 by $5.9 million.

     In addition to the special charges of $49.3 million recorded by continuing operations, Midas and Hussmann recorded special charges of $123.9 million, or $93.4 million after tax, as discussed within "Discontinued Operations" above.

Operating Income

     Operating income increased by $73.6 million, or 56.5 percent, to $203.8 million. The increase was primarily the result of special charges incurred during the third and fourth quarters of 1997 totaling $49.3 million (see Note 5, Special Charges, to the Consolidated Financial Statements), as well as improved operating results in the domestic operations.

     Domestic operating income was up $72.1 million in 1998, or 48.4 percent, from the previous year to $221.0 million. Included in the 1997 results were special charges of $45.6 million, primarily related to the consolidation of Pepsi General's divisions, the elimination of essentially all of the Whitman Corporate management and staff and for expenses associated with the spin-offs. Excluding special charges recorded in 1997, domestic operating income increased $26.5 million, or 13.6 percent. The improvement in operating income was due in part to higher volumes, mix shift towards the higher margin 20/24-ounce PET packages, a $5.9 million reduction in Whitman Corporate expenses and the effects of the $2.7 million charge recorded in the second quarter of 1997. Excluding the impact of the charges in 1997, domestic operating margins increased 0.8 percentage points from 1997 to 14.4 percent in 1998. The improved operating margins reflected a favorable shift in product mix to the high margin PET packages, more favorable channel mix and a reduction in Whitman Corporate expenses.

     International operating losses were $17.2 million in 1998 compared to $18.7 million in 1997, which included $3.7 million of special charges. Excluding these special charges, international operating losses increased by $2.2 million. This increase was caused primarily by the financial crisis in Russia, partially offset by improved results in Poland attributable primarily to increased sales of product in PET packages.

Interest and Other Expenses

     Net interest expense decreased $6.2 million to $36.1 million, primarily due to the repayment of debt using funds received from Hussmann and Midas immediately prior to the spin-off transactions. Cash in excess of debt repayments was invested in short-term instruments, resulting in higher interest income in 1998 compared with 1997. Decreases in net interest expense were partially offset by the decrease in interest income on loans and advances to Hussmann and Midas, which were repaid in conjunction with the spin-off transactions.

     Other expense, net, decreased $2.5 million to $15.5 million in 1998. The improvement was due, in part, to losses from asset sales and retirements included in 1997 and the elimination of preferred dividends (see Note 14, Pepsi General Non-Voting Preferred Stock, to the Consolidated Financial Statements).

Liquidity and Capital Resources

     Net cash provided by continuing operations increased by $12.0 million to $181.8 million in 1999. This increase is due primarily to higher operating cash flow, partially offset by increased income tax payments in 1999 and the timing of payments of various other liabilities.

     Investing activities during 1999 included $112.0 million of net proceeds received from the sale of the Marion, Princeton and Russia franchise territories, as well as $134.6 million of net cash paid for certain assets of domestic franchises contributed by PepsiCo, the Central European franchises acquired from PepsiCo, and the acquisition of Toma. Investing activities in 1998 included $434.3 million received in January, 1998, from Hussmann and Midas prior to their spin-offs to settle intercompany indebtedness and to pay special dividends. The Company made capital investments of $160.9 million, net of proceeds from dispositions, in its operations during 1999 compared with $155.4 million in the previous year. It is expected that capital spending in 2000, excluding potential acquisitions, will be higher than 1999 reported levels due to a full year of spending in the territories acquired in 1999.

     Purchases and sales of investments include activity related to the Company's insurance subsidiary, which provides certain levels of insurance for Pepsi General, as well as for Hussmann and Midas up to the date of their spin-offs. Funds are invested by the insurance subsidiary and proceeds from the sale of investments are used by the insurance subsidiary to pay claims and other expenses. A substantial portion of such investments are reinvested as they mature. As of fiscal year end 1999, funds held by the Company's insurance subsidiary were invested primarily in cash and equivalents totaling $66.0 million. Also included in the sales of investments are miscellaneous land sales associated with the Company's non-operating real estate subsidiaries.

     The Company's total debt increased $578.7 million to $1,182.3 million at fiscal year end 1999, from $603.6 million as of fiscal year end 1998. This increase is primarily attributable to the April, 1999 issuance of $150 million of 6.0 percent notes due in 2004 and $150 million of 6.375 percent notes due in 2009, as well as commercial paper issued to fund the August 31, 1999 repayment of the $241.8 million of notes payable to PepsiCo, which were assumed as part of the Agreement with PepsiCo. The Company repurchased approximately 16.1 million shares and 2.0 million shares of its common stock for $290.1 million and $37.7 million in 1999 and 1998, respectively. The Company paid dividends of $8.8 million in 1999, based on quarterly cash dividend rates of $0.05 in the first quarter and $0.01 in the last three quarters, compared with $20.2 million in 1998, based on a quarterly cash dividend rate of $0.05 per common share. The issuance of common stock, including treasury shares, for the exercise of stock options resulted in cash inflows of $3.2 million in 1999, compared with $21.4 million in 1998.

     The Company has a five-year revolving credit agreement with maximum borrowings of $500 million. In addition, the Company has $500 million available under its commercial paper program. The revolving credit facility acts as a back-up for the commercial paper program; accordingly, the Company has a total of $500 million available under the commercial paper program and revolving credit facility combined. Total commercial paper borrowings were $279.7 million as of fiscal year end 1999. The Company believes that with its existing operating cash flows, available lines of credit and the potential for additional debt and equity offerings, the Company will have sufficient resources to fund its future growth and expansion.

Year 2000 System Compliance

     The Year 2000 ("Y2K") issue related to computer applications being designed using only two digits, rather than four, to represent a year. As a result, many suspected that computer applications could fail or create erroneous results by recognizing "00" as the year 1900 rather than the year 2000.

     The Y2K activities, tests, remediations and upgrades that were performed by the Company in advance of the year 2000 have proven successful in preventing business disruptions of any kind. All of the Company's Information Technology ("IT") and non-IT systems were Y2K compliant prior to the year 2000. As of March 15, 2000, the Company is not aware of any business disruption or impact arising from Y2K non-compliance by the Company, its major suppliers and customers, or governmental entities.

     Through the end of 1999, the Company expensed approximately $2.6 million of incremental costs to ensure Y2K compliance.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risks.

     The Company is subject to various market risks, including risks from changes in commodity prices, interest rates and currency exchange rates.

Commodity Prices

     The risk from commodity price changes correlates to Pepsi General's ability to recover higher product costs through price increases to customers, which may be limited due to the competitive pricing environment that exists in the soft drink business. In 1999, the Company began to use swap contracts to hedge price fluctuations for a portion of its aluminum requirements. Each contract hedges price fluctuations on a portion of the Company's aluminum can requirements over a specified future six-month period. Because of the high correlation between aluminum commodity prices and the Company's contractual cost of aluminum cans, the Company considers these hedges to be highly effective. As of fiscal year end 1999, the Company has hedged a portion of its future domestic aluminum requirements.

Interest Rates

     During 1999, the risk from changes in interest rates was not material to the Company's operations because a significant portion of the Company's debt issues were fixed rate obligations. The Company's floating rate exposure relates to changes in the six month LIBOR rate and the overnight Federal Funds rate. Assuming consistent levels of floating rate debt with those held by the Company as of fiscal year end 1999, a 50 basis point (0.5 percent) change in each of these rates would have an impact of approximately $1.5 million on the Company's annual interest expense related to its floating rate obligations. In possible future issuances of debt, the Company may be subject to additional floating rate interest exposure and may manage those exposures using interest rate swaps. In 1999, the Company had short-term investments throughout a majority of the year, principally invested in money market funds and commercial paper, which were most closely tied to overnight Federal Funds rates. Assuming a change of 50 basis points in the rate of interest associated with the Company's short-term investments, interest income would have changed by approximately $0.2 million.

Currency Exchange Rates

     Because the Company operates international franchise territories, it is subject to exposure resulting from changes in currency exchange rates. Currency exchange rates are influenced by a variety of economic factors including local inflation, growth, interest rates and governmental actions, as well as other factors. The Company currently does not hedge the translation risks of investments in its international operations. Any positive cash flows generated have been reinvested in the operations, excluding repayments of intercompany loans from the manufacturing operations in Poland.

     Non-U.S. operations represent less than 10 percent of the Company's total operations. Changes in currency exchange rates impact the translation of the results of the international operations from their local currencies into U.S. dollars. If the currency exchange rates had changed by 5 percent in 1999, the impact on reported operating income would have been approximately $2.2 million. This estimate does not take into account the possibility that rates can move in opposite directions and that gains in one category may or may not be offset by losses from another category. The economy in Russia was considered highly inflationary for accounting purposes with all transactions being recorded at historical costs in U.S. dollars. All gains and losses due to foreign exchange transactions from the Russian operations, which were sold in the first quarter of 1999, are included in the consolidated results of operations.

Item 8.  Financial Statements and Supplementary Data.

     See Index to Financial Information on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.

     Whitman incorporates by reference the information contained under the captions "Proposal 1: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in its definitive proxy statement dated March 15, 2000, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended.

     The executive officers of Whitman and their ages as of March 1, 2000 were as follows:

                                  Age                  Position
                                  ---      -------------------------------------

     Bruce S. Chelberg.............65      Chairman and Chief Executive Officer
     Larry D. Young................45      President and Chief Operating Officer
     Martin M. Ellen...............46      Senior Vice President and Chief
                                             Financial Officer
     Lawrence J. Pilon.............51      Senior Vice President-Administration
     Charles H. Connolly...........65      Senior Vice President-Corporate
                                             Affairs and Investor Relations
     Steven R. Andrews.............47      Senior Vice President, Secretary
                                             and General Counsel

     Except as described below, all of the executive officers of Whitman have held positions which are the same or which involve substantially similar functions as indicated above during the past five years.

     Mr. Young has been with the Company since 1984. He served as Vice President and Managing Director of the Company's operations in Poland in 1996 and later that year became President of Pepsi General's European Operations. He became Executive Vice President and Chief Operating Officer of Pepsi General in 1998. In February, 2000, Whitman's Board of Directors elected Mr. Young to the position of President and Chief Operating Officer.

     Mr. Ellen joined Whitman Corporation as Senior Vice President and Chief Financial Officer in October, 1998. Prior to joining Whitman, Mr. Ellen served as a founding member of Casas, Ellen & White LLC, a venture management firm, from May, 1998 through September, 1998; he served as Executive Vice President and Chief Financial Officer of PrimeCare International Inc. from October, 1996 through May, 1998; and he served as Vice President-Finance for Caremark International, Inc. from August, 1994 through October, 1996.

     Prior to his appointment as Senior Vice President - Administration, Mr. Pilon served as Senior Vice President - Human Resources of the Company.

     Mr. Andrews joined the Company as Senior Vice President, Secretary and General Counsel in May, 1999. Prior to joining the Company, Mr. Andrews was the acting President and Chief Executive Officer of Multigraphics, Inc. in Mt. Prospect, Illinois (formerly AM International, Inc.), a distributor and service provider to the U.S. graphic arts market. Prior to that, he had served since 1994 as Multigraphics, Inc.'s Vice President, General Counsel and Secretary.

Item 11.   Executive Compensation.

     Whitman incorporates by reference the information contained under the captions "Executive Compensation" and "Director Compensation" in its definitive proxy statement dated March 15, 2000, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

     Whitman incorporates by reference the information contained under the captions "Our Largest Shareholders" and "Shares Held by Our Directors and Executive Officers" in its definitive proxy statement dated March 15, 2000, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended.

Item 13.   Certain Relationships and Related Transactions.

     Whitman incorporates by reference the information contained under the caption "Certain Relationships and Related Transactions" in its definitive proxy statement dated March 15, 2000, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) See Index to Financial Information on page F-1 and Exhibit Index on page i.

     (b) Through January 1, 2000, no reports on Form 8-K were filed subsequent to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 2, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of March, 2000.
                                            WHITMAN CORPORATION

                                            By:    /s/  MARTIN M. ELLEN
                                                   --------------------
                                                   Martin M. Ellen
                                                   Senior Vice President and
                                                   Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on the 15th day of March, 2000.

     Signature                            Title
     ---------                            -----

*   Bruce S. Chelberg               Chairman and Chief
    -----------------------------   Executive Officer and Director
    BRUCE S. CHELBERG               (principal executive officer)


    /s/ Martin M. Ellen             Senior Vice President and Chief Financial
    -----------------------------   Officer
    MARTIN M. ELLEN                 (principal financial and accounting officer)

*   Herbert M. Baum                 Director
    -----------------------------
    HERBERT M. BAUM

*   Richard G. Cline                Director       *By: /s/ MARTIN M. ELLEN
    -----------------------------                       -------------------
    RICHARD G. CLINE                                    Martin M. Ellen
                                                        Attorney-in-Fact
*   Pierre S. du Pont               Director            March 15, 2000
    -----------------------------
    PIERRE S. DU PONT

*   Archie R. Dykes                 Director
    -----------------------------
    ARCHIE R. DYKES

                                    Director
    -----------------------------
    CHARLES W. GAILLARD

*   Jarobin Gilbert, Jr.            Director
    -----------------------------
    JAROBIN GILBERT, JR.

*   Victoria B. Jackson             Director
    -----------------------------
    VICTORIA B. JACKSON

                                    Director
    -----------------------------
    CHARLES S. LOCKE

*   Robert F. Sharpe, Jr.           Director
    -----------------------------
    ROBERT F. SHARPE, JR.

*   Karl M. von der Heyden          Director
    -----------------------------
    KARL M. VON DER HEYDEN

                      WHITMAN CORPORATION AND SUBSIDIARIES



                             ----------------------

                              FINANCIAL INFORMATION


                   FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

                                FISCAL YEAR 1999

                      WHITMAN CORPORATION AND SUBSIDIARIES

                         INDEX TO FINANCIAL INFORMATION


                                                                            Page
                                                                            ----

Statement of Financial Responsibility                                       F-2

Independent Auditors' Report                                                F-3

Consolidated Statements of Income for the fiscal years 1999, 1998
  and 1997                                                                  F-4

Consolidated Balance Sheets as of fiscal year end 1999 and 1998             F-5

Consolidated Statements of Cash Flows for the fiscal years 1999,
  1998 and 1997                                                             F-7

Consolidated Statements of Shareholders' Equity for the fiscal
  years 1999, 1998 and 1997                                                 F-8

Notes to Consolidated Financial Statements                                  F-9

Financial Statement Schedules:

     Financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or related notes.

                      STATEMENT OF FINANCIAL RESPONSIBILITY

     The consolidated financial statements of Whitman Corporation and subsidiaries have been prepared by management, which is responsible for their integrity and content. These statements have been prepared in accordance with generally accepted accounting principles and include amounts which reflect certain estimates and judgments made by management. Actual results could differ from these estimates.

     The Board of Directors, acting through the Audit Committee of the Board, has responsibility for determining that management fulfills its duties in connection with the preparation of these consolidated financial statements. The Audit Committee meets periodically and privately with the independent auditors and with the internal auditors to review matters relating to the quality of the financial reporting of the Company, the related internal controls and the scope and results of their audits. The Committee also meets with management and the internal auditors to review the affairs of the Company.

     To meet management's responsibility for the fair and objective reporting of the results of operations and financial condition, the Company maintains systems of internal controls and procedures to provide reasonable assurance of the reliability of its accounting records. These systems include written policies and procedures, a program of internal audit and the careful selection and training of its financial staff.

     The Company's independent auditors, KPMG LLP, are engaged to audit the consolidated financial statements of the Company and to issue their report thereon. Their audit has been conducted in accordance with generally accepted auditing standards. Their report appears on page F-3.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
of Whitman Corporation:

     We have audited the accompanying consolidated balance sheets of Whitman Corporation and subsidiaries as of the end of fiscal years 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the fiscal years 1999, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Whitman Corporation and subsidiaries as of the end of fiscal years 1999 and 1998 and the results of their operations and their cash flows for each of the fiscal years 1999, 1998 and 1997, in conformity with generally accepted accounting principles.


/s/ KPMG LLP


KPMG LLP
Chicago, Illinois
February 1, 2000

Whitman Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except for per share data)

Fiscal years                                                                               1999          1998         1997
                                                                                       -----------   -----------  -----------

Sales                                                                                  $   2,138.2   $   1,617.5  $   1,538.8
Cost of goods sold                                                                         1,248.7         968.5        923.1
                                                                                       -----------   -----------  -----------
    Gross profit                                                                             889.5         649.0        615.7
Selling, general and administrative expenses                                                 650.8         429.6        420.5
Amortization expense                                                                          29.3          15.6         15.7
Special charges                                                                               27.9            --         49.3
                                                                                       -----------   -----------  -----------
    Operating income                                                                         181.5         203.8        130.2
Interest expense, net                                                                        (63.9)        (36.1)       (42.3)
Other expense, net (Notes 1 and 2)                                                           (46.0)        (15.5)       (18.0)
                                                                                       -----------   -----------  -----------
    Income before income taxes                                                                71.6         152.2         69.9
Income taxes                                                                                  22.1          69.7         37.9
                                                                                       -----------   -----------  -----------
    Income from continuing operations before minority interest                                49.5          82.5         32.0
Minority interest                                                                              6.6          20.0         16.2
                                                                                       -----------   -----------  -----------
    Income from continuing operations                                                         42.9          62.5         15.8
    Loss from discontinued operations after taxes                                            (51.7)         (0.5)       (11.7)
    Extraordinary loss on early extinguishment of debt after taxes                              --         (18.3)          --
                                                                                       -----------   -----------  -----------
    Net income (loss)                                                                  $      (8.8)  $      43.7  $       4.1
                                                                                       ===========   ===========  ===========

Weighted average common shares:
Basic                                                                                        123.3         101.1        101.6
Incremental effect of stock options                                                            0.9           1.8          1.3
                                                                                       -----------   -----------  -----------
Diluted                                                                                      124.2         102.9        102.9
                                                                                       ===========   ===========  ===========

Income (loss) per share - basic:
Continuing operations                                                                  $      0.35   $      0.62  $      0.16
Discontinued operations                                                                      (0.42)        (0.01)       (0.12)
Extraordinary loss on early extinguishment of debt                                              --         (0.18)          --
                                                                                       -----------   -----------  -----------
Net income (loss)                                                                      $     (0.07)  $      0.43  $      0.04
                                                                                       ===========   ===========  ===========

Income (loss) per share - diluted:
Continuing operations                                                                  $      0.35   $      0.61  $      0.15
Discontinued operations                                                                      (0.42)        (0.01)       (0.11)
Extraordinary loss on early extinguishment of debt                                              --         (0.18)          --
                                                                                       -----------   -----------  -----------
Net income (loss)                                                                      $     (0.07)  $      0.42  $      0.04
                                                                                       ===========   ===========  ===========

Cash dividends per share                                                               $      0.08   $      0.20  $      0.45
                                                                                       ===========   ===========  ===========



The following notes are an integral part of these statements.

Whitman Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in millions)

As of fiscal year end                                                                               1999            1998
                                                                                                -----------     -----------

ASSETS:
Current assets:
    Cash and equivalents                                                                        $     114.5     $     147.6
    Receivables, net of allowance of $8.2 million - 1999 and $3.2 million - 1998                      265.1           170.7
    Inventories:
      Raw materials and supplies                                                                       54.2            38.3
      Finished goods                                                                                   57.9            41.7
                                                                                                -----------     -----------
        Total inventories                                                                             112.1            80.0
                                                                                                -----------     -----------
    Other current assets                                                                               46.3            30.8
                                                                                                -----------     -----------
      Total current assets                                                                            538.0           429.1
                                                                                                -----------     -----------
Investments                                                                                            47.9           160.0
Property (at cost):
    Land                                                                                               30.6            22.0
    Buildings and improvements                                                                        253.7           183.3
    Machinery and equipment                                                                         1,100.2           801.2
                                                                                                -----------     -----------
      Total property                                                                                1,384.5         1,006.5
    Accumulated depreciation and amortization                                                        (552.8)         (507.2)
                                                                                                -----------     -----------
      Net property                                                                                    831.7           499.3
                                                                                                -----------     -----------
Intangible assets, net of accumulated amortization of $168.0 million - 1999
    and $155.5 million - 1998                                                                       1,416.3           447.0
Other assets                                                                                           30.4            33.9
                                                                                                -----------     -----------
    Total assets                                                                                $   2,864.3     $   1,569.3
                                                                                                ===========     ===========



The following notes are an integral part of these statements.

Whitman Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

As of fiscal year end                                                                               1999            1998
                                                                                                -----------     -----------

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
    Short-term debt, including current maturities of long-term debt                             $     373.3     $        --
    Accounts and dividends payable                                                                    192.2           133.0
    Income taxes payable                                                                                2.5             6.9
    Accrued expenses:
      Salaries and wages                                                                               36.6            28.0
      Interest                                                                                         16.8            15.1
      Other                                                                                           117.7            50.2
                                                                                                -----------     -----------
        Total current liabilities                                                                     739.1           233.2
                                                                                                -----------     -----------
Long-term debt                                                                                        809.0           603.6
Deferred income taxes                                                                                  71.1            99.1
Other liabilities                                                                                     102.9            73.3
Minority interest                                                                                        --           233.7
Shareholders' equity:
    Preferred stock ($0.01 par value, 12.5 million shares authorized; no shares issued)                  --              --
    Common stock ($0.01 par value, 350.0 million shares authorized; 167.3 million
      shares issued - 1999 and 113.3 million shares issued - 1998)                                  1,634.4           499.8
    Retained income                                                                                    76.7            94.3
    Accumulated other comprehensive loss:
      Cumulative translation adjustment                                                               (24.4)          (12.0)
      Unrealized investment gain                                                                        2.1             3.4
                                                                                                -----------     -----------
    Accumulated other comprehensive loss                                                              (22.3)           (8.6)
                                                                                                -----------     -----------
    Treasury stock (28.2 million shares - 1999 and 12.3 million shares - 1998)                       (546.6)         (259.1)
                                                                                                -----------     -----------
      Total shareholders' equity                                                                    1,142.2           326.4
                                                                                                -----------     -----------

      Total liabilities and shareholders' equity                                                $   2,864.3     $   1,569.3
                                                                                                ===========     ===========



The following notes are an integral part of these statements.

Whitman Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

Fiscal years                                                                               1999          1998         1997
                                                                                       -----------   -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                                                      $      42.9   $      62.5  $      15.8
Adjustments to reconcile to net cash provided by operating activities of continuing operations:
      Depreciation and amortization                                                          126.6          77.7         73.8
      Deferred income taxes                                                                  (44.5)         23.7          9.2
      Gain on sale of franchises                                                              (7.8)           --           --
      Special charges and real estate impairment                                              84.2            --         49.3
      Cash outlays related to special charges                                                (11.5)        (24.4)        (2.4)
      Other                                                                                    7.2          13.4         16.5
Changes in assets and liabilities, exclusive of acquisitions and divestitures:
    Increase in receivables                                                                  (44.5)        (39.0)        (5.8)
    Decrease (increase) in inventories                                                         9.6         (10.1)        (2.4)
    Increase (decrease) in payables                                                           22.6          40.5         (5.6)
    Net change in other assets and liabilities                                                (3.0)         25.5          4.5
                                                                                       -----------   -----------  -----------
Net cash provided by operating activities of continuing operations                           181.8         169.8        152.9
                                                                                       -----------   -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of franchises, net of cash divested                                      112.0            --           --
Franchises and companies acquired, net of cash acquired                                     (134.6)           --        (20.2)
Dividends from and settlement of intercompany indebtedness with
    Hussmann and Midas prior to spin-offs                                                       --         434.3           --
Capital investments                                                                         (165.4)       (159.1)       (83.4)
Proceeds from sales of property                                                                4.5           3.7          1.9
Cash from (investments in) joint ventures                                                      1.2           3.7         (2.2)
Purchases of investments                                                                        --         (18.2)       (38.8)
Proceeds from sales of investments                                                             7.0          19.4         57.1
                                                                                       -----------   -----------  -----------
    Net cash (used in) provided by investing activities                                     (175.3)        283.8        (85.6)
                                                                                       -----------   -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of short-term debt                                                            (14.4)         (1.5)          --
Proceeds from issuance of long-term debt                                                     298.0            --         75.0
Repayment of long-term debt                                                                     --        (311.2)       (95.5)
Issuance of common stock                                                                       3.2          21.4         11.8
Treasury stock purchases                                                                    (290.1)        (37.7)       (82.1)
Cash dividends                                                                                (8.8)        (20.2)       (45.6)
                                                                                       -----------   -----------  -----------
    Net cash used in financing activities                                                    (12.1)       (349.2)      (136.4)
                                                                                       -----------   -----------  -----------

Net cash (used in) provided by discontinued operations                                       (26.1)         (8.7)       117.3
Effects of exchange rate changes on cash and equivalents                                      (1.4)         (0.5)        (0.5)
                                                                                       -----------   -----------  -----------
Change in cash and equivalents                                                               (33.1)         95.2         47.7
Cash and equivalents at beginning of year                                                    147.6          52.4          4.7
                                                                                       -----------   -----------  -----------
Cash and equivalents at end of year                                                    $     114.5   $     147.6  $      52.4
                                                                                       ===========   ===========  ===========


The following notes are an integral part of these statements.

Whitman Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in millions)


                                                                                 Accumulated
                                                Common Stock                        Other        Treasury Stock           Total
                                          -----------------------    Retained   Comprehensive ----------------------  Shareholders'
                                             Shares       Amount      Income         Loss       Shares        Amount     Equity
                                          -----------    --------    --------     --------    ----------    ---------   ---------

As of fiscal year end 1996                110,595,793    $  456.3    $  402.0     $  (56.0)   (8,008,374)   $  (160.1)  $   642.2
                                          -----------    --------    --------     --------    ----------    ---------   ---------
Comprehensive loss:
 Net income                                                               4.1                                                 4.1
 Other comprehensive loss:
    Translation adjustments                                                          (21.0)                                 (21.0)
    Unrealized investment loss (net of
      tax benefit of $0.9 million)                                                    (1.6)                                  (1.6)
                                                                                                                        ---------
 Other comprehensive loss                                                                                                   (22.6)
                                                                                                                        ---------
Comprehensive loss                                                                                                          (18.5)
                                                                                                                        ---------
Treasury stock purchases                                                                      (3,323,200)       (82.1)      (82.1)
Stock compensation plans                    1,123,903        21.9         2.9                    (63,743)        (1.5)       23.3

Common stock issued for
 outstanding Pepsi General
 non-voting preferred stock                                                                      794,115         20.4        20.4
Dividends declared                                                      (45.6)                                              (45.6)
                                          -----------    --------    --------     --------    ----------    ---------   ---------
As of fiscal year end 1997                111,719,696       478.2       363.4        (78.6)  (10,601,202)      (223.3)      539.7
                                          -----------    --------    --------     --------    ----------    ---------   ---------

Comprehensive income:
 Net income                                                              43.7                                                43.7
 Other comprehensive income:
    Translation adjustments                                                            2.6                                    2.6
    Unrealized investment gain (net of
      tax expense of $1.7 million)                                                     3.2                                    3.2
                                                                                                                        ---------
 Other comprehensive income                                                                                                   5.8
                                                                                                                        ---------
Comprehensive income                                                                                                         49.5

Treasury stock purchases                                                                      (1,969,849)       (37.7)      (37.7)
Stock compensation plans                    1,555,134        23.9         2.6                    290,635          1.9        28.4

Special dividend distribution of Hussmann
  and Midas common stock                                     (2.3)     (295.2)        64.2                                 (233.3)
Dividends declared                                                      (20.2)                                              (20.2)
                                          -----------    --------    --------     --------    ----------    ---------   ---------
As of fiscal year end 1998                113,274,830       499.8        94.3         (8.6)  (12,280,416)      (259.1)      326.4
                                          -----------    --------    --------     --------    ----------    ---------   ---------

Comprehensive loss:
 Net loss                                                                (8.8)                                               (8.8)
 Other comprehensive loss:
    Translation adjustments                                                          (12.4)                                 (12.4)
    Unrealized investment loss (net of
      tax benefit of $0.7 million)                                                    (1.3)                                  (1.3)
                                                                                                                        ---------
 Other comprehensive loss                                                                                                   (13.7)
                                                                                                                        ---------
Comprehensive loss                                                                                                          (22.5)

Treasury stock purchases                                                                     (16,134,500)      (290.1)     (290.1)
Common stock issued for acquisitions       54,000,000     1,134.0                                                         1,134.0

Stock compensation plans                                      0.6                                237,146          2.6         3.2
Dividends declared                                                       (8.8)                                               (8.8)
                                          -----------    --------    --------     --------    ----------    ---------   ---------

As of fiscal year end 1999                167,274,830    $1,634.4    $   76.7     $  (22.3)  (28,177,770)   $  (546.6)  $ 1,142.2
                                          ===========    ========    ========     ========    ==========    =========   =========




The following notes are an integral part of these statements.

Whitman Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the results of operations of the former Whitman Corporation ("Old Whitman"), which was merged with and into Heartland Territories Holdings, Inc. ("Heartland") on May 20, 1999 (the "Merger"), following which Heartland changed its name to Whitman Corporation ("New Whitman"). Unless the context dictates otherwise, the use of the terms "Whitman" or "the Company" herein shall include the results of operations of both Old Whitman and New Whitman. Such results include all of the Company's subsidiaries, including its principal operating company, Pepsi-Cola General Bottlers, Inc. and its subsidiaries ("Pepsi General"). The Company's financial statements classify the results of operations of Hussmann International, Inc. ("Hussmann") and Midas, Inc. ("Midas") as discontinued operations. Accordingly, all amounts included in the Notes to Consolidated Financial Statements pertain to continuing operations except where otherwise noted. See further discussion in Note 3 - "Discontinued Operations."

FISCAL YEAR. Effective at the end of 1998, the Company changed its fiscal year from a calendar year to a year consisting of 52 or 53 weeks ending on the Saturday closest to December 31. The Company's 1999 fiscal year commenced January 3, 1999 and ended January 1, 2000, and the Company's 1998 fiscal year commenced January 1, 1998 and ended January 2, 1999. In the second quarter of 1999, the Company eliminated the two-month reporting lag in consolidating results of its existing international territories, resulting in additional sales of $11.6 million and operating losses of $0.6 million.

CASH AND EQUIVALENTS. Cash and equivalents consist of deposits with banks and financial institutions which are unrestricted as to withdrawal or use, and which have original maturities of three months or less.

INVENTORIES. Inventories are valued at the lower of cost (principally determined on the average method) or net realizable value.

INVESTMENTS. Investments include real estate held for sale, principally at Illinois Center, a large single location. This mixed use development is located on the Chicago lakefront. In the second quarter of 1999, the Company entered into an agreement for the sale of property at Illinois Center and recorded a charge of $56.3 million ($35.9 million after tax) to reduce the book value of the property. This charge is reflected in other expense, net, on the Consolidated Statements of Income. The close of the sale is subject to completion of due diligence and certain other conditions. All other investments in real estate are carried at cost, which management believes is lower than net realizable value. When real estate is sold, the net proceeds are deducted from the carrying value. Prior to 1999, investments also included Pepsi General's minority interest in a manufacturing joint venture in Poland. These manufacturing operations are now wholly-owned by Pepsi General.

DERIVATIVE FINANCIAL INSTRUMENTS. Due to fluctuations in the market prices for aluminum, the Company uses derivative financial instruments to hedge the price risk associated with anticipated aluminum can purchases, the prices of which are indexed to aluminum market prices. Realized gains and losses on aluminum hedge contracts are deferred until the related finished products are sold.

PROPERTY. Depreciation is computed on the straight-line method. When property is sold or retired, the cost and accumulated depreciation are eliminated from the accounts and gains or losses are recorded in other expense, net. Expenditures for maintenance and repairs are expensed as incurred. The approximate ranges of annual depreciation rates are 2.5 percent to 6.7 percent for buildings and improvements and 8 percent to 20 percent for machinery and equipment.

INTANGIBLE ASSETS. Intangible assets principally represent franchise rights, which are the excess of cost over fair market values of net tangible and identifiable intangible assets of acquired businesses. Such amounts generally are being amortized on a straight-line basis over 40 years. The principal factors considered in determining the use of a 40 year amortization period include: 1) the franchise agreements with PepsiCo are granted in perpetuity and provide the exclusive right to manufacture and sell PepsiCo branded products within the territories prescribed in the agreements, and 2) the existing and projected cash flows are adequate to support the carrying values of intangible assets. Intangible assets associated with international operations are not significant.

CARRYING VALUES OF LONG-LIVED ASSETS. The Company evaluates the carrying values of its long-lived assets, including intangible assets, by reviewing undiscounted cash flows by operating unit. Such evaluations are performed whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. If the sum of the projected undiscounted cash flows over the estimated remaining lives of the related assets does not exceed the carrying value, the carrying value would be adjusted for the difference between the fair value, based on projected discounted cash flows, and the carrying value.

REVENUE RECOGNITION. Revenue is recognized when title to a product is transferred to the customer. Payments made to third parties as commissions related to vending activity are recorded as a reduction of revenues.

BOTTLER INCENTIVES. PepsiCo and other brand owners, at their sole discretion, provide Pepsi General with various forms of marketing support. This marketing support is intended to cover a variety of programs and initiatives, including direct marketplace support, capital equipment-related programs and shared media and advertising support. Based on the objectives of the programs and initiatives, domestic marketing support is recorded as an adjustment to net sales or a reduction of selling, general and administrative expenses. Direct marketplace support is primarily the funding of sales discounts and similar programs by PepsiCo and other brand owners and is recorded as an adjustment to net sales. Capital equipment-related program funding is designed to support marketing equipment programs and is recorded within selling, general and administrative expenses. Shared media and advertising support is recorded as a reduction to advertising and marketing expense within selling, general and administrative expenses. International support is primarily recorded as a reduction in cost of goods sold. There are no conditions or other requirements which could result in repayment of marketing support received.

ADVERTISING AND MARKETING COSTS. Pepsi General is involved in a variety of programs to promote its products. Advertising and marketing costs are expensed in the year incurred. Certain advertising and marketing costs incurred by the Company are reimbursed by PepsiCo and other brand owners in the form of marketing support. Advertising and marketing expenses were $32.2 million, $24.2 million and $23.3 million in 1999, 1998 and 1997, respectively. These amounts are net of support of $37.7 million, $22.0 million and $19.1 million in 1999, 1998 and 1997, respectively.

STOCK-BASED COMPENSATION. The Company uses the intrinsic value method of accounting for its stock-based compensation arrangements.

INCOME (LOSS) PER SHARE. Basic earnings per share are based upon the weighted-average number of common shares outstanding. Diluted earnings per share assume the exercise of all options which are dilutive, whether exercisable or not. The dilutive effects of stock options are measured under the treasury stock method.

Options to purchase 3,757,844 shares, 111,000 shares and 2,272,500 shares at an average price of $20.83, $20.83 and $25.33 per share that were outstanding at the end of fiscal 1999, 1998 and 1997, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares.

RECLASSFICATIONS. Certain prior year amounts have been reclassified to conform to the current year presentation.

2.   New Business Relationship with PepsiCo and Other Acquisitions

     A.  Background

     On January 25, 1999, Old Whitman announced that its Board of Directors had approved a new business relationship with PepsiCo, Inc. ("PepsiCo"). The new relationship was approved by Old Whitman's shareholders on May 20, 1999. As a part of the Amended and Restated Contribution and Merger Agreement (the "Agreement") with PepsiCo and New Whitman, on May 20, 1999 PepsiCo contributed certain assets of several domestic franchise territories to New Whitman and Old Whitman merged into New Whitman. Contributed territories included Cleveland, Ohio; Dayton, Ohio; Indianapolis, Indiana; St. Louis, Missouri and southern Indiana. Pepsi General, a majority-owned subsidiary of Old Whitman prior to the Merger and a wholly owned subsidiary of the Company following the Merger, acquired PepsiCo's international operations in Hungary, the Czech Republic, Slovakia and the balance of Poland on May 31, 1999. In exchange for the territories acquired/contributed from PepsiCo and the elimination of PepsiCo's 20 percent minority interest in Pepsi General, New Whitman issued 54 million shares of common stock to PepsiCo. Together with shares previously owned, PepsiCo holds 39.4 percent of the Company's outstanding common stock as of fiscal year end 1999. In addition, New Whitman paid PepsiCo cash totaling $133.7 million, assumed bank debt of $42.3 million, and assumed $241.8 million of notes payable to PepsiCo, which were refinanced on August 31, 1999 through the issuance of commercial paper. As part of the Agreement, the Company agreed to repurchase up to 16 million shares, or $400 million of its common stock, whichever was less, during the 12-month period following the close of the transaction. Through January 1, 2000, the Company repurchased approximately 16.1 million shares of its common stock at a total cost of $290.1 million, which satisfied New Whitman's repurchase commitment.

     The Agreement provided for Pepsi General to sell to PepsiCo its operations in Marion, Virginia; Princeton, West Virginia and the St. Petersburg area of Russia. On March 19, 1999, Pepsi General completed the sale to PepsiCo of the franchises in Marion, Virginia and Princeton, West Virginia. The sale of the franchise in Russia was completed on March 31, 1999. Initial proceeds from these sales were $117.8 million and the Company recorded a pretax gain of $11.4 million in the second quarter of 1999. In the fourth quarter of 1999, certain post-closing transaction adjustments resulted in a $1.9 million increase in the pretax gain. The adjusted $13.3 million pretax gain is reflected in other expense, net, on the Consolidated Statements of Income. The adjusted gain, after taxes and minority interest, was $7.8 million. Total adjusted cash proceeds on these sales, net of cash divested and taxes, were $112.0 million.

     Details of the acquired franchises are as follows (in millions):

       Fair value of assets acquired, including
         intangible assets of $1,032.4 million                       $ 1,424.9
       Liabilities assumed                                              (169.9)
                                                                     ---------
         Cost of acquisition                                           1,255.0
       Common stock issued to PepsiCo (54.0 million shares)           (1,134.0)
       Assumed notes payable to PepsiCo                                 (241.8)
       Elimination of PepsiCo's 20 percent minority
         interest in Pepsi General                                       243.2
       Cash and equivalents acquired                                      (6.8)
                                                                     ---------
         Net cash paid for acquired territories                      $   115.6
                                                                     =========

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

     In connection with the acquisition of the Central European franchises from PepsiCo, the Company wrote down $23.7 million of certain assets in the new territories, including equipment and other assets related to plastic returnable bottles to reflect the exit of that package. In addition, the Company recorded $1.1 million of liabilities for certain employees who were terminated as a result of the acquisition. These items resulted in an increase in intangible assets related to the acquisition.

     B.  Pro Forma Financial Information (unaudited)

     The pro forma condensed consolidated results of operations presented below for 1999 and 1998 assume the following:

o The territories described above were acquired and divested as of January 1, 1998.
o The 16 million share repurchase commitment was completed as of January 1, 1998.
o The effective tax rate, excluding special charges and non-recurring items, was approximately 48 percent in 1998, consistent with the 1999 effective rate.

     Additionally, the pro forma financial information presented below includes the additional week of operating activity in the acquired domestic territories resulting from conforming their reporting calendar to Whitman's fiscal year end, as well as the operating results contributed by Toma Holding, a.s. ("Toma"). However, the pro forma information excludes sales of $11.6 million and operating losses of $0.6 million attributable to eliminating the two-month reporting lag in consolidating results of the existing international territories (unaudited and in millions, except per share data):

                                                                              1999             1998
                                                                           ---------         --------

     Sales                                                                 $ 2,398.5         $2,298.8
     Income from continuing operations                                          31.7             64.4
     Net income (loss)                                                         (20.0)            45.6
     Income from continuing operations per share-basic                          0.23             0.46
     Income from continuing operations per share-diluted                        0.23             0.46
     Net income (loss) per share-basic                                         (0.14)            0.33
     Net income (loss) per share-diluted                                       (0.14)            0.32


     The above pro forma results are for informational purposes only and may not be indicative of actual results that would have occurred had the transactions described taken place on January 1, 1998.

     C.  Other Acquisitions

     On December 1, 1999, the Company acquired Toma, a leading soft drink company in the Czech Republic. This acquisition was accounted for as a purchase; accordingly, Toma's operating results are included in the Company's consolidated financial statements since the date of acquisition. The effect of this acquisition, had it been made as of the beginning of 1999, would not have been significant to the Company's operating results. There were no other significant acquisitions during 1999, 1998 or 1997.

3.   Discontinued Operations

     Loss from discontinued operations in 1999 includes after tax amounts related to a second quarter $12 million settlement of environmental litigation filed against Pneumo Abex, a former subsidiary of the Company, as well as second quarter and fourth quarter increases of $30.8 million and $39.0 million, respectively, in accruals for other environmental matters related to Pneumo Abex.

     On January 30, 1998, the Company established Hussmann and Midas as independent publicly-held companies through tax-free distributions (spin-offs) to Whitman shareholders. Prior to the spin-offs, Hussmann and Midas paid Whitman $240.0 million and $194.3 million, respectively, to settle intercompany indebtedness and to pay special dividends. The spin-offs resulted in a reduction of shareholders' equity of $233.3 million. Included in this amount is the elimination of $64.2 million of accumulated other comprehensive loss representing cumulative translation adjustments of Hussmann and Midas as of the date of the spin-offs.

     Included in the 1997 loss from discontinued operations for Hussmann and Midas were special charges of $123.9 million, or $93.4 million after tax. The special charges at Hussmann primarily related to the write-off of goodwill in its U.K. operations ($26.0 million), a restructuring of the U.K. operations ($23.2 million) and a reorganization of certain manufacturing operations in the U.S. ($7.1 million). The special charges at Midas principally related to its decision to franchise or close substantially all company-operated stores in the U.S. ($35.5 million), to record one-time charges for a special product return program and changes in the U.S. franchisee advertising program ($12.2 million), to record severance benefits ($7.4 million) and to reflect the impairment of certain assets ($12.5 million).

     The results of tax settlements with the IRS in 1997 for the years 1988 through 1991, which related to other previously discontinued operations, amounted to net additional tax expense of $2.9 million, which was recorded in the third quarter of 1997. During the fourth quarter of 1997, the Company recorded $1.3 million of additional tax expense resulting from the refinement of deferred tax balances related to other previously discontinued operations.

     Combined financial information for discontinued operations in 1999, 1998 and 1997 is shown below (in millions):

                                                                 1999         1998         1997
                                                             -----------  -----------  -----------

     Sales and revenues of Hussmann and Midas                $        --  $     109.6  $   1,692.6
                                                             ===========  ===========  ===========

     Loss from discontinued operations:
     Hussmann and Midas                                      $        --  $      (0.5) $      (7.5)
     Previously discontinued operations                            (51.7)          --         (4.2)
                                                             -----------  -----------  -----------
         Loss from discontinued operations                   $     (51.7) $      (0.5) $     (11.7)
                                                             ===========  ===========  ===========

     Losses from discontinued operations have been reduced by income tax benefits of $30.1 million and $39.1 million in 1999 and 1997, respectively, and increased by income taxes of $0.1 million in 1998.

4.   Extraordinary Loss on Early Extinguishment of Debt

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

5.   Special Charges

     In the third quarter of 1999, Pepsi General recorded a special charge of $4.5 million ($2.8 million after tax) for staff reduction costs in certain domestic markets.

     In the second quarter of 1999, Pepsi General recorded a special charge of $23.4 million, which included $18.6 million ($11.4 million after tax) for staff reduction costs and non-cash asset write-downs, principally related to the acquisition of the domestic and international territories from PepsiCo. In addition, the Company announced it would seek the sale of the Baltics operations to a third party and recorded a write-down of the Company's investment by $4.8 million, which is included in special charges.

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

     The following table summarizes the activity associated with special charges recorded during 1999 and 1997 (in millions):

                                                              1997 Charges
                                                       -------------------------
                                                          Pepsi        Whitman           1999
                                                         General      Corporate         Charges           Total
                                                       ----------    -----------       --------         ---------
Special Charges:
  Employee related costs                               $      9.1    $      27.0                        $    36.1
  Asset write-downs                                           4.7            0.7                              5.4
  Spin-off related costs and other                            1.0            6.8                              7.8
                                                       ----------    -----------                        ---------
  Total                                                      14.8           34.5                             49.3
                                                       ----------    -----------                        ---------
Expenditures and asset write-downs:
  Employee related costs                                     (0.9)          (2.6)                            (3.5)
  Asset write-downs                                          (4.7)          (0.7)                            (5.4)
  Spin-off related costs and other                             --           (1.5)                            (1.5)
                                                       ----------    -----------                        ---------
  Total                                                      (5.6)          (4.8)                           (10.4)
                                                       ----------    -----------                        ---------
Accrued liabilities as of fiscal year end 1997                9.2           29.7                             38.9
                                                       ----------    -----------                        ---------
Expenditures:
  Employee related costs                                     (6.7)         (11.4)                           (18.1)
  Spin-off related costs and other                           (1.0)          (5.3)                            (6.3)
                                                       ----------    -----------                        ---------
  Total                                                      (7.7)         (16.7)                           (24.4)
                                                       ----------    -----------                        ---------
Accrued liabilities as of fiscal year end 1998                1.5           13.0                             14.5
                                                       ----------    -----------                        ---------
Special charges:
  Asset write-downs associated with exit
     of plastic returnable bottle package in
     existing international territories                        --             --       $    7.6               7.6
  Other asset write-downs                                      --             --            5.9               5.9
  Employee related costs                                       --             --            9.6               9.6
  Write-down of Baltics operations                             --             --            4.8               4.8
                                                       ----------    -----------       --------         ---------
  Total                                                        --             --           27.9              27.9
                                                       ----------    -----------       --------         ---------
Expenditures and asset write-downs:
  Asset write-downs                                            --             --          (18.3)            (18.3)
  Expenditures for employee related costs                    (1.5)          (4.7)          (5.3)            (11.5)
                                                       ----------    -----------       --------         ---------
  Total                                                      (1.5)          (4.7)         (23.6)            (29.8)
                                                       ----------    -----------       --------         ---------
Accrued liabilities as of fiscal year end 1999
  (all employee related costs)                         $       --    $       8.3       $    4.3         $    12.6
                                                       ==========    ===========       ========         =========


     Employee related costs of $9.6 million recorded in the 1999 special charges include severance payments for management and staff affected by the consolidation of international headquarters and operations in Poland and management changes in certain domestic markets. Employee related costs recorded in the 1997 special charges include severance payments for the management and staff affected by changes in the organizational structure, as well as other headcount reduction programs. The 1997 charges affected approximately 125 positions at Pepsi General and essentially all employees at Whitman Corporate, of which 11 positions are yet to be eliminated as of fiscal year end 1999. During January, 2000, the remaining balance of the 1997 Whitman corporate charges was paid. The charges recorded in 1999 resulted in the elimination of approximately 310 positions, of which approximately 27 positions are yet to be eliminated as of fiscal year end 1999.

     The accrued liabilities remaining as of fiscal year end 1999 are comprised of deferred severance payments and certain employee benefits. The Company expects to pay a significant portion of the $12.6 million of employee related costs, using cash from operations, during the next twelve months; accordingly, such amounts are classified as other current liabilities.

6.   Interest Expense, Net

     Interest expense, net, consisted of the following (in millions):


                                                                1999         1998         1997
                                                             -----------  -----------  ----------

     Interest expense                                        $     (67.1) $     (46.4) $    (69.0)
     Interest income from Hussmann and Midas                          --          1.6        23.1
     Other interest income                                           3.2          8.7         3.6
                                                             -----------  -----------  ----------
     Interest expense, net                                   $     (63.9) $     (36.1) $    (42.3)
                                                             ===========  ===========  ==========

     Interest income from Hussmann and Midas related to intercompany loans and advances. The related interest expense recorded by Hussmann and Midas is included in loss from discontinued operations.

     The loans and advances to Hussmann and Midas were repaid to Whitman prior to the spin-offs of Hussmann and Midas on January 30, 1998. See Note 3 - "Discontinued Operations."

7.   Income Taxes

     Income taxes (benefits) related to continuing operations consisted of the following (in millions):

                                                      1999         1998         1997
                                                  -----------  -----------  -----------

     Current:
      Federal                                     $      34.9  $      38.2  $      33.3
      State and local                                     7.2          7.3          7.2
                                                  -----------  -----------  -----------
        Total current                                    42.1         45.5         40.5
                                                  -----------  -----------  -----------
     Deferred:
      Federal                                           (19.4)        22.0         (3.2)
      Non-U.S.                                            1.5         (0.6)        (0.7)
      State and local                                    (2.1)         2.8          1.3
                                                  -----------  -----------  -----------
        Total deferred                                  (20.0)        24.2         (2.6)
                                                  -----------  -----------  -----------
     Total income taxes                           $      22.1  $      69.7  $      37.9
                                                  ===========  ===========  ===========


     As a result of the Central European territory acquisitions, the Company assessed certain previous tax positions related to its international operations and eliminated $19.8 million of deferred tax liabilities recorded in prior periods. Beginning in the second quarter of 1999, the Company no longer defers the U.S. tax benefits on international losses. The following table reconciles the income tax provision for continuing operations at the U.S. federal statutory rate to the Company's actual income tax provision on continuing operations (dollars in millions):


                                                                     1999                  1998                  1997
                                                              ------------------    -----------------     -----------------
                                                               Amount        %       Amount       %        Amount       %
                                                              --------      ----    --------     ----     -------      ----

Income taxes computed at the U.S. federal statutory rate
  on income from continuing operations before special
  charges and credits                                        $    48.3      35.0    $   53.3     35.0    $   24.5      35.0
State income taxes, net of federal income tax benefit              6.0       4.3         6.6      4.3         5.6       8.0
Non-U.S. losses                                                    0.4       0.3         6.6      4.3         6.5       9.3
Non-deductible portion of amortization-intangible assets           9.2       6.7         4.4      2.9         4.3       6.2
Other items, net                                                   2.1       1.5        (1.2)    (0.7)       (3.0)     (4.3)
                                                             ---------      ----    --------     ----    --------      ----
Income tax on continuing operations, excluding
  non-recurring items                                        $    66.0      47.8    $   69.7     45.8    $   37.9      54.2
Tax benefit of special charges and elimination of
  deferred tax liabilities recorded in prior periods             (43.9)                   --                   --
                                                             ---------              --------             --------
                                                             $    22.1              $   69.7             $   37.9
                                                             =========              ========             ========


     In 1998 and 1997, the Company settled Federal income tax audits with the IRS for the year 1992 and the years 1988 through 1991, respectively. Accruals no longer required were credited to income and are reflected in "other items, net" in the table above.

     Deferred income taxes are attributable to temporary differences which exist between the financial statement bases and tax bases of certain assets and liabilities. As of fiscal year end 1999 and 1998, deferred income taxes are attributable to (in millions):


                                                                                          1999           1998
                                                                                      -----------    -----------
                  Deferred tax assets:
                  Provision for special charges and previously sold businesses        $      37.8    $      13.5
                  Lease transactions                                                         10.5           13.0
                  Unrealized losses on investments                                            7.3            6.6
                  Pension and postretirement benefits                                        11.4            6.2
                  Deferred compensation                                                       5.3            4.8
                  Other                                                                       8.8           14.2
                                                                                      -----------    -----------
                    Net deferred tax assets                                                  81.1           58.3
                                                                                      -----------    -----------
                  Deferred tax liabilities:
                  Property                                                                  (79.3)         (67.3)
                  Non-U.S. branch activity                                                   (0.8)         (30.4)
                  Intangible assets                                                         (12.0)          (9.2)
                  Deferred state taxes                                                       (6.2)          (8.4)
                  Other                                                                     (28.0)         (29.3)
                                                                                      -----------    -----------
                    Total deferred tax liabilities                                         (126.3)        (144.6)
                                                                                      -----------    -----------
                      Net deferred tax liability                                      $     (45.2)   $     (86.3)
                                                                                      ===========    ===========

                  Net deferred tax asset (liability) included in:
                      Other current assets                                            $      25.9    $      12.8
                      Deferred income taxes                                                 (71.1)         (99.1)
                                                                                      -----------    -----------
                      Net deferred tax liability                                      $     (45.2)   $     (86.3)
                                                                                      ===========    ===========


     There currently is no undistributed non-U.S. income because Pepsi General's international operations have accumulated pretax losses. Pretax losses from international operations were $45.3 million, $20.6 million and $20.4 million in 1999, 1998 and 1997, respectively.

8.   Debt

     Long-term debt as of fiscal year end 1999 and 1998 consisted of the following (in millions):


                                                                                   1999          1998
                                                                               -----------    -----------

      6.0% notes due 2004                                                      $     150.0    $        --
      6.375% notes due 2009                                                          150.0             --
      6.25% to 6.90% notes due 2000 and 2005                                         136.5          136.5
      7.5% notes due 2003                                                            125.0          125.0
      7.29% and 7.44% notes due 2026 ($100 million and $25 million
        due 2004 and 2008, respectively, at option of note holder)                   125.0          125.0
      6.5% notes due 2006                                                            100.0          100.0
      7.5% notes due 2001                                                             75.0           75.0
      Various other debt                                                              26.4           44.1
                                                                               -----------    -----------
        Total debt                                                                   887.9          605.6
      Less: Amount classified as short-term debt                                      75.5             --
            Unamortized discount                                                       3.4            2.0
                                                                               -----------    -----------
      Total long-term debt                                                     $     809.0    $     603.6
                                                                               ===========    ===========

     The Company maintains a $500 million commercial paper program and also has $500 million available under a contractual revolving credit facility as a back-up for the commercial paper program; accordingly, the Company has a total of $500 million available under the commercial paper program and revolving credit facility combined. The interest rates on the revolving credit facility, expiring in 2004, are based primarily on the London Interbank Offered Rate ("LIBOR"). There were no borrowings under the revolving credit facility as of either fiscal year end 1999 or 1998. The weighted-average borrowings under the commercial paper program during 1999 were $128.0 million and were not significant during 1998. The Company believes it is in compliance with all covenants under its debt agreements.

     During January, 1998, the Company extinguished certain indebtedness. See
Note 4 - "Extraordinary Loss on Early Extinguishment of Debt."

     The amounts of long-term debt, excluding obligations under capital leases, are scheduled to mature as follows:

                       Fiscal                  Amount
                        Year               (in millions)
                       ------              ------------

                        2000                 $    75.5
                        2001                 $    75.0
                        2002                        --
                        2003                 $   125.0
                        2004                 $   250.0

     The fair market value of the Company's floating rate debt as of fiscal year end 1999 approximated its carrying value. The Company's fixed rate debt had a carrying value of $886.3 million and an estimated fair market value of $857.2 million as of fiscal year end 1999. The fair market value of the fixed rate debt was based upon quotes from financial institutions for instruments with similar characteristics or upon discounting future cash flows.

9.   Financial Instruments

     During 1999, the Company used several derivative financial instruments to reduce the Company's exposure to adverse fluctuations in commodity prices. These financial instruments were "over-the-counter" instruments and were designated at their inception as hedges of underlying exposures. The Company does not use derivative financial instruments for trading purposes.

     During 1999, the Company entered into several swap contracts to hedge future fluctuations in aluminum prices. Each contract hedges price fluctuations on a portion of the Company's aluminum can requirements over a specified future six-month period. Because of the high correlation between aluminum commodity prices and the Company's contractual cost of aluminum cans, the Company considers these hedges to be highly effective. As of fiscal year end 1999, the Company has hedged a portion of its future domestic aluminum requirements. Deferred hedging gains and losses on these contracts as of fiscal year end 1999 were not significant and will be recognized in income upon sale of the inventory containing the aluminum being hedged.

     As of fiscal year end 1999, the Company had $296.0 million in floating rate debt. The Company's floating rate exposure on this debt relates primarily to changes in the six month LIBOR rate and the overnight Federal Funds rate. Assuming consistent levels of floating rate debt with those held by the Company as of fiscal year end 1999, a 50 basis point (0.50 percent) change in each of these rates would have an impact of approximately $1.5 million on the Company's annual interest expense related to its floating rate obligations.

10.  Pension and Other Postretirement Plans

COMPANY-SPONSORED DEFINED BENEFIT PENSION PLANS. Most of the Company's U.S. employees are covered under various defined benefit pension plans sponsored and/or funded by the Company. Plans covering salaried employees provide pension benefits based on years of service and generally are limited to a maximum of 20 percent of the employees' average annual compensation during the five years preceding retirement. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. Plan assets are invested primarily in common stocks, corporate bonds and government securities.

     In connection with the 1999 transaction with PepsiCo (see Note 2 - "New Business Relationship with PepsiCo and Other Acquisitions"), substantially all of the active U.S. employees formerly employed by PepsiCo in the acquired territories are now covered under the plans sponsored and funded by the Company. Except as negotiated through new union contracts for hourly employees, each employee's years of service under the PepsiCo plans will count toward their benefit formula under the Company's plans; however, Whitman has not yet determined whether the Company will assume PepsiCo's obligations under the PepsiCo plans, along with the related plan assets. This determination will be completed in 2000.

     Net periodic pension cost for 1999, 1998 and 1997 included the following components (in millions):


                                                              1999         1998         1997
                                                           ---------    ---------    ---------

     Service cost                                          $     5.1    $     3.5    $     3.4
     Interest cost                                               7.0          6.6          6.5
     Expected return on plan assets                             (8.6)        (8.0)        (7.2)
     Amortization of actuarial loss                               --         (0.3)         0.1
     Amortization of transition asset                           (0.2)        (0.2)        (0.2)
     Amortization of prior service cost                          1.0          0.9          0.8
                                                           ---------    ---------    ---------
     Net periodic pension cost                             $     4.3    $     2.5    $     3.4
                                                           =========    =========    =========


     The following tables outline the changes in benefit obligations and fair values of plan assets for the Company's pension plans and reconciles the pension plans' funded status to the amounts recognized in the Company's balance sheets as of fiscal year end 1999 and 1998 (in millions):

                                                            1999         1998
                                                         ---------    ---------
     Benefit obligation at beginning of year             $   106.3    $    98.5
     Service cost                                              5.1          3.5
     Interest cost                                             7.0          6.6
     Amendments                                                1.8          0.1
     Actuarial (gain) loss                                   (10.8)         3.7
     Acquisition                                              1.0            --
     Benefits paid                                            (5.9)        (6.1)
                                                         ---------    ---------
     Benefit obligation at end of year                       104.5        106.3
                                                         ---------    ---------


     Fair value of plan assets at beginning of year          101.9        103.0
     Actual return on plan assets                             18.7          3.3
     Employer contributions                                    0.5          1.7
     Benefits paid                                            (5.9)        (6.1)
                                                         ---------    ---------
     Fair value of plan assets at end of year                115.2        101.9


     Funded status                                            10.7         (4.4)
     Unrecognized net actuarial gain                         (21.4)        (0.4)
     Unrecognized prior service cost                           4.9          4.2
     Unrecognized transition asset                            (0.4)        (0.6)
                                                         ---------    ---------
     Net amount recognized                               $    (6.2)   $    (1.2)
                                                         =========    =========

     Net amounts recognized in the balance sheets consist of:

                                                            1999         1998
                                                         ---------    ---------
     Prepaid pension cost                                $      --    $     2.4
     Accrued pension liability                                (6.2)        (6.1)
     Intangible asset                                           --          2.5
                                                         ---------    ---------
     Net amount recognized                               $    (6.2)   $    (1.2)
                                                         =========    =========

     The Company uses September 30 as the measurement date for plan assets and obligations. Pension costs are funded in amounts not less than minimum levels required by regulation. The principal economic assumptions used in the determination of net periodic pension cost and benefit obligations were as follows:


     Net periodic pension cost:                                1999         1998         1997
     --------------------------                             ----------   ----------   ----------

     Discount rates                                             6.5%         7.0%         7.5%
     Expected long-term rates of return on assets               9.5%         9.5%         9.5%
     Rates of increase in future compensation levels            4.0%         4.5%         5.0%

     Benefit obligation:                                       1999         1998
     -------------------                                    ----------   ----------
     Discount rates                                             7.5%         6.5%
     Rates of increase in future compensation levels            5.0%         4.0%


     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $30.0 million, $28.5 million and $25.0 million as of fiscal year end 1999 and $29.4 million, $27.5 million and $22.2 million as of fiscal year end 1998.

COMPANY-SPONSORED DEFINED CONTRIBUTION PLANS. Substantially all U.S. salaried employees and certain U.S. hourly employees participate in voluntary, contributory defined contribution plans to which the Company makes partial matching contributions. Company contributions to these plans amounted to $6.1 million, $5.1 million and $5.6 million in 1999, 1998 and 1997, respectively.

MULTI-EMPLOYER PENSION PLANS. The Company's subsidiaries participate in a number of multi-employer pension plans, which provide benefits to certain union employee groups of the Company. Amounts contributed to the plans totaled $3.9 million, $3.1 million and $2.8 million in 1999, 1998 and 1997, respectively.

POST-RETIREMENT BENEFITS OTHER THAN PENSIONS. The Company provides substantially all former U.S. salaried employees who retired prior to July 1, 1989 and certain other employees in the U.S., including certain employees in the territories acquired from PepsiCo (See Note 2 - "New Business Relationship with PepsiCo and Other Acquisitions"), with certain life and health care benefits. U.S. salaried employees retiring after July 1, 1989, except covered employees in the territories acquired from PepsiCo, generally are required to pay the full cost of these benefits. Effective January 1, 2000, non-union hourly employees are also eligible for coverage under these plans, but are also required to pay the full cost of the benefits. Eligibility for these benefits varies with the employee's classification prior to retirement. Benefits are provided through insurance contracts or welfare trust funds. The insured plans generally are financed by monthly insurance premiums and are based upon the prior year's experience. Benefits paid from the welfare trust are financed by monthly deposits which approximate the amount of current claims and expenses. The Company has the right to modify or terminate these benefits.

     Net periodic cost of post-retirement benefits other than pensions for 1999, 1998 and 1997 amounted to $0.6 million, $0.1 million and $0.2 million, respectively. The Company's post-retirement life and health benefits are not funded. The unfunded accrued post-retirement benefits amounted to $24.3 million as of fiscal year end 1999 and $15.3 million as of fiscal year end 1998.

MULTI-EMPLOYER POST-RETIREMENT MEDICAL AND LIFE INSURANCE. The Company's subsidiaries participate in a number of multi-employer plans which provide health care and survivor benefits to union employees during their working lives and after retirement. Portions of the benefit contributions, which cannot be disaggregated, relate to post-retirement benefits for plan participants. Total amounts charged against income and contributed to the plans (including benefit coverage during their working lives) amounted to $4.9 million, $5.1 million and $4.0 million in 1999, 1998 and 1997, respectively.

11.  Leases

     As of fiscal year end 1999, annual minimum rental payments required under capital leases and operating leases that have initial noncancelable terms in excess of one year were as follows (in millions):

                                                        Capital     Operating
                                                         Leases       Leases
                                                        -------      -------

     2000                                               $   2.5      $  11.4
     2001                                                   2.5          7.9
     2002                                                   1.4          4.7
     2003                                                   1.2          3.5
     2004                                                   0.5          1.6
     Thereafter                                             0.9          4.4
                                                        -------      -------
     Total minimum lease payments                           9.0      $  33.5
                                                                     =======
     Less imputed interest                                 (2.0)
                                                        -------
     Present value of minimum lease payments            $   7.0
                                                        =======

     Total rent expense applicable to operating leases amounted to $19.1 million, $15.3 million and $14.7 million in 1999, 1998 and 1997, respectively. A majority of the Company's leases provide that the Company pays taxes, maintenance, insurance and certain other operating expenses.

12.  Stock Options and Shares Reserved

     The Company's Stock Incentive Plan (the "Plan"), originally approved by shareholders in 1982 and subsequently amended from time to time, provides for granting incentive stock options, nonqualified stock options, related stock appreciation rights (SARs), restricted stock awards, and performance awards or any combination of the foregoing. Generally, outstanding nonqualified stock options are exercisable during a ten-year period beginning one to three years after the date of grant. All options were granted at fair market value at the date of grant. There are currently no outstanding stock appreciation rights.

     In connection with the transaction with PepsiCo (See Note 2 - "New Business Relationship with PepsiCo and Other Acquisitions"), all shares granted prior to 1999 were vested in full during 1999.

     In January, 1998, the Company issued 92,400 options to certain Whitman and Pepsi General employees to purchase Whitman common stock at a price of $25.03 per share. The Black-Scholes valuation for these options was $5.64. In addition, the Company issued 319,700 options to employees of Hussmann and Midas. As a result of the spin-offs, options to purchase Whitman common stock held by Hussmann and Midas employees were forfeited and new options to purchase shares of the separate companies were issued to employees of each respective company. The total number of options forfeited, including options granted in January, 1998, were 3,041,268, of which 889,793 were exercisable. The remaining option agreements were modified to adjust the number of shares and relevant exercise prices pursuant to an IRS formula.

     No cash or other consideration was issued to employees and the aggregate intrinsic value of each option immediately after the spin-offs was not greater than the aggregate intrinsic value of each option immediately before the spin-offs. Further, the ratio of the exercise price for each option to the market value per share was not reduced, and the vesting provisions and option period of each original grant remained the same. Accordingly, no new measurement date was established relative to the forfeited options.

     Changes in options outstanding are summarized as follows:


                                                                            Options Outstanding
                                              --------------------------------------------------------------------------------
                                                                                 Range of               Weighted-Average
                                                       Options                Exercise Prices            Exercise Price
                                                       -------                ---------------           ----------------


Balance, fiscal year end 1996                          6,807,087               $11.23 -   $25.31               $18.15
Granted                                                2,244,300                23.06 -    27.81                23.13
Exercised or surrendered                                (912,426)               11.23 -    25.31                10.80
Recaptured or terminated                                (123,734)               18.25 -    25.31                12.43
                                                      ----------
Balance, fiscal year end 1997                          8,015,227                11.23 -    27.81                19.81
Activity prior to the spin-offs:
  Granted                                                412,100                25.03 -    25.99                25.40
  Exercised or surrendered                              (590,471)               11.23 -    25.31                13.66
  Recaptured or terminated                            (3,041,268)               11.23 -    26.22                22.36
Adjustment due to the spin-offs                        2,850,486
                                                      ----------
Balance, upon the spin-offs                            7,646,074                 7.04 -    17.44                11.89
Activity subsequent to the spin-offs:
  Granted                                                957,600                15.84 -    22.66                17.30
  Exercised or surrendered                            (1,487,026)                7.04 -    15.88                10.31
  Recaptured or terminated                              (234,727)               11.45 -    19.53                15.11
                                                      ----------
Balance, fiscal year end 1998                          6,881,921                 7.04 -    22.66                13.21
Granted                                                3,744,600                13.91 -    22.63                20.76
Exercised or surrendered                                (231,416)                7.04 -    16.13                10.61
Recaptured or terminated                                (154,489)               14.46 -    22.63                21.58
                                                      ----------
Balance, fiscal year end 1999                         10,240,616                 7.04 -    22.66                15.90
                                                      ==========

     The number of options exercisable as of fiscal year end 1999 was 7,010,916, with a weighted-average exercise price of $13.79, compared with options exercisable of 4,768,922 as of fiscal year end 1998 and 4,442,759 as of fiscal year end 1997 with weighted-average exercise prices of $11.97 and $16.76, respectively. As of fiscal year end 1999, there were 1,157,622 shares available for future grants. The following table summarizes information regarding stock options outstanding and exercisable as of fiscal year end 1999:



                                           Options Outstanding                                 Options Exercisable
                        ---------------------------------------------------------  -------------------------------------------
                                            Weighted-Average      Weighted-
       Range of              Options        Remaining Life     Average Exercise          Options           Weighted-Average
   Exercise Prices         Outstanding        (in years)            Price              Exercisable          Exercise Price
----------------------- ------------------ ------------------ ------------------- --------------------- ----------------------

$7.04 - $12.19              2,460,866              3.4            $   9.26              2,460,866             $    9.26
$13.91 - $18.06             5,178,750              7.6               15.82              3,895,450                 15.36
$19.53 - $22.66             2,601,000              9.0               22.36                654,600                 21.55
                           ----------                                                   ---------
Total Options              10,240,616              7.0               15.90              7,010,916                 13.79
                           ==========                                                   =========


     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" requires, among other items, the Company to disclose either in the Consolidated Statements of Income or in the Notes to the Consolidated Financial Statements an estimate of the cost of stock options granted to employees. The Company has elected to continue to account for stock options granted to employees in accordance with the intrinsic value method under Accounting Principles Board Opinion No. 25. However, using the Black-Scholes model and the following assumptions, the weighted-average estimated fair values at the dates of grant of options in 1998 (prior to the spin-offs of Hussmann and Midas) and 1997 were $5.64 and $5.62, respectively. The weighted-average estimated fair values of options granted in 1999 and 1998 subsequent to the spin-offs was $6.43 and $5.01, respectively.

                                                  Option Granted After Spin-Offs       Options Granted Before Spin-Offs
                                                  ------------------------------       --------------------------------
                                                   1999                    1998         1998                      1997
                                                  ------                  ------       ------                    ------

Risk-free interest rate                            5.0%                    4.7%         5.3%                      6.2%
Expected dividend yield                            0.9%                    1.0%         1.9%                      1.7%
Expected volatility                               27.8%                   27.2%        19.8%                     16.0%
Estimated lives of options (in years)              5.0                     5.0          5.0                       5.0

     Based upon the above assumptions, the Company's pro forma net income (loss) and income (loss) per share would have been:


                                                                         1999               1998               1997
                                                                       -------            -------            -------

Pro forma net income (loss) (in millions):
     Income from continuing operations                                 $  37.3            $  59.8            $  13.5
     Income (loss) from discontinued operations                          (51.7)               2.4              (14.5)
     Extraordinary loss on early extinguishment of debt                     --              (18.3)                --
                                                                       -------            -------            -------
     Net income (loss)                                                 $ (14.4)           $  43.9            $  (1.0)
                                                                       =======            =======            =======

Pro forma income (loss) per share - basic:
     Continuing operations                                             $  0.30            $  0.59            $  0.13
     Discontinued operations                                             (0.42)              0.02              (0.14)
     Extraordinary loss on early extinguishment of debt                     --              (0.18)                --
                                                                       -------            -------            -------
     Net income (loss)                                                 $ (0.12)           $  0.43            $ (0.01)
                                                                       =======            =======            =======

Pro forma income (loss) per share - diluted:
     Continuing operations                                             $  0.30            $  0.58            $  0.13
     Discontinued operations                                             (0.42)              0.02              (0.14)
     Extraordinary loss on early extinguishment of debt                     --              (0.18)                --
                                                                       -------            -------            -------
     Net income (loss)                                                 $ (0.12)           $  0.42            $ (0.01)
                                                                       =======            =======            =======


     Options granted vest equally each year over a three year period. As a result, the estimated costs indicated above for 1998 and 1997 reflect only a partial vesting of such options and do not consider the pro forma costs for options granted before 1995. If full vesting were assumed, the estimated pro forma compensation costs for each year would have been higher than indicated above.

     The Company granted 233,600 restricted shares of stock at a weighted-average fair value (at the date of grant) of $23.06 in 1997 to key members of management. No restricted shares were granted in 1999 or 1998. Holders of restricted shares of Whitman common stock received shares of Hussmann and Midas in the spin-offs, free of restrictions. A total of 132,707 Whitman restricted shares were forfeited by Hussmann and Midas executives, which were subsequently replaced by restricted shares of equivalent value in each respective company.

     The Company recognized compensation expense in S,G&A of $0.7 million and $2.8 million in 1998 and 1997, respectively, which included $0.3 million in 1998 associated with the dividend of Hussmann and Midas shares. Compensation expense recorded in discontinued operations related to these grants was $0.7 million and $2.7 million in 1998 and 1997, respectively, which included $1.3 million in 1998 related to the dividend of Hussmann and Midas shares, offset by the recapture of previously recorded expense of $0.6 million related to forfeited Whitman shares. At fiscal year end 1998, holders of 82,871 restricted shares of Whitman common stock received their shares free of restrictions, which resulted in a charge of $0.3 million in 1998. Accordingly, the Company recorded no compensation expense related to restricted shares in 1999.

13.  Shareholder Rights Plan and Preferred Stock

     On May 20, 1999, the Company adopted a Shareholder Rights Plan and declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value $0.01 per share, of the Company. The dividend was paid on June 11, 1999 to the shareholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, of the Company at a price of $61.25 per one one-hundredth of a share of such Preferred Stock, subject to adjustment. The Rights will become exercisable if someone buys 15 percent or more of the Company's common stock or following the commencement of, or announcement of an intention to commence, a tender or exchange offer to acquire 15 percent or more of the Company's common stock. In addition, if someone buys 15 percent or more of the Company's common stock, each right will entitle its holder (other than that buyer) to purchase, at the Right's $61.25 purchase price, a number of shares of the Company's common stock having a market value of twice the Right's $61.25 exercise price. If the Company is acquired in a merger, each Right will entitle its holder to purchase, at the Right's $61.25 purchase price, a number of the acquiring company's common shares having a market value at the time of twice the Right's exercise price.

     Prior to the acquisition of 15 percent or more of the Company's stock, the Rights can be redeemed by the Board of Directors for one cent per Right. The Company's Board of Directors also is authorized to reduce the threshold to 10 percent. The Rights will expire on May 20, 2009. The Rights do not have voting or dividend rights, and until they become exercisable, they have no dilutive effect on the per-share earnings of the Company.

     The Company has 12.5 million authorized shares of Preferred Stock. There is no Preferred Stock issued or outstanding.

14.  Pepsi General Non-Voting Preferred Stock

     In December, 1997, Whitman issued 794,115 shares of its common stock valued at $20.4 million to an affiliate of PepsiCo in exchange for 2,025 shares of non-voting preferred stock of Pepsi General (including accrued dividends). The non-voting preferred stock held by PepsiCo had been classified as a component of minority interest. The accounting treatment was for Whitman to record the 2,025 shares of non-voting preferred stock as an investment in its subsidiary, Pepsi General, which is eliminated in consolidation. There was no gain or loss on this transaction.

15.  Supplemental Cash Flow Information

     Net cash provided by continuing operations reflects cash payments and cash receipts as follows (in millions):

                                             1999         1998         1997
                                          ---------    ---------    ---------
     Interest paid                         $  64.4      $  51.4      $  68.8
     Interest received                         3.8          8.3          3.3
     Income taxes paid                        37.5         23.3         53.8
     Income tax refunds                        1.0          1.3         11.2

     The Company also received interest from Hussmann and Midas related to their intercompany account balances. Net interest received from Hussmann and Midas was $1.6 million and $23.1 million in 1998 and 1997, respectively.

16.  Environmental and Other Contingencies

     The Company is subject to certain indemnification obligations under agreements with previously sold subsidiaries, including potential environmental liabilities. There is significant uncertainty in assessing the Company's share of the potential liability for such claims. The assessment and determination for cleanup at the various sites involved is inherently speculative during the early stages, and the Company's share of related costs is subject to various factors, including possible insurance recoveries and the allocation of liabilities among many other potentially responsible and financially viable parties.

     The Company's largest environmental exposure has been and continues to be the remedial action required at a facility in Portsmouth, Virginia for which the Company has an indemnity obligation. This is a superfund site which the U.S. Environmental Protection Agency required be remediated. Through 1999, the Company had spent an estimated $31.4 million (net of $3.1 million of recoveries from other responsible parties) for remediation of the Portsmouth site (consisting principally of soil treatment and removal) and has accrued and expects to incur an estimated $7.2 million to complete the remediation over the next one to two years.

     Although the Company has indemnification obligations for environmental liabilities at a number of other sites, including several superfund sites, it is not anticipated that the expense involved at any specific site would have a material effect on the Company. In the case of the other superfund sites, the volumetric contribution for which the Company has an obligation has in most cases been estimated and other large, financially viable parties are responsible for all or most of the remainder.

     As of fiscal year end 1999, the Company had $65.1 million accrued to cover potential environmental liabilities, including $28.0 million classified as current liabilities, which excludes possible insurance recoveries and is determined on an undiscounted cash flow basis. Based on the latest evaluations from outside advisors and consultants, the Company believes the upper end of the range for its potential future environmental liabilities is approximately $22 million higher than the current accrued balance. Whitman has determined that there is no amount within the range of possible liabilities that appears to be a better estimate than any other amount within the range and the minimum amount within the range has been accrued. The Company expects a significant portion of the accrual will be disbursed during the next four years. The Company has in the past successfully negotiated settlements with insurance companies and other responsible parties related to these environmental liabilities, including recoveries of $0.5 million in 1999. Receivables of $7.5 million from these settlements were included as assets on the Company's balance sheet as of fiscal year end 1999.

     The estimated liabilities include expenses for the remediation of identified sites, payments to third parties for claims and expenses, and the expenses of on-going evaluations and litigation. The estimates are based upon the judgments of outside consultants and experts and their evaluations of the characteristics and parameters of the sites, including results from field inspections, test borings and water flows. Their estimates are based upon the use of current technology and remediation techniques, and do not take into consideration any inflationary trends upon such claims or expenses, nor do they reflect the possible benefits of continuing improvements in remediation methods. The accruals also do not provide for any claims for environmental liabilities or other potential issues which may occur in the future.

     The Company has contingent liabilities from various pending claims and litigation on a number of matters, including indemnification claims under agreements with previously sold subsidiaries for products liability and toxic torts. The ultimate liability for these claims cannot be determined. In the opinion of management, based upon information currently available, the ultimate resolution of these claims and litigation, including potential environmental exposures, and considering amounts already accrued, should not have a material effect on the Company's financial condition, although amounts recorded in a given period could be material to the results of operations or cash flows for that period.

     Existing environmental liabilities associated with the Company's continuing operations are not material.

17.  Segment Reporting

     Selected financial information related to the Company's business segments is shown below (in millions):

                                                                      Sales                       Operating Income
                                                          ------------------------------   ------------------------------
                                                            1999       1998       1997        1999      1998       1997
                                                          --------   --------   --------   --------   --------   --------

                  Domestic                                $1,951.4   $1,534.0   $1,445.3   $  228.3   $  221.0   $  148.9
                  International                              186.8       83.5       93.5      (46.8)     (17.2)     (18.7)
                                                          --------   --------   --------   --------   --------   --------
                    Total                                 $2,138.2   $1,617.5   $1,538.8      181.5      203.8      130.2
                                                          ========   ========   ========
                  Interest expense, net                                                       (63.9)     (36.1)     (42.3)
                  Other expense, net                                                 `        (46.0)     (15.5)     (18.0)
                                                                                           --------   --------   --------
                    Pretax income                                                          $   71.6   $  152.2   $   69.9
                                                                                           ========   ========   ========


                                                                      Capital                       Depreciation
                                                                    Investments                   and Amortization
                                                          ------------------------------   ------------------------------
                                                            1999       1998       1997       1999       1998       1997
                                                          --------   --------   --------   --------   --------   --------

                  Domestic                                $  145.9   $  132.8   $   71.6   $   99.3   $   68.3   $   65.5
                  International                               19.5       26.3       11.8       24.9        7.0        5.9
                                                          --------   --------   --------   --------   --------   --------
                    Total operating                          165.4      159.1       83.4      124.2       75.3       71.4
                  Non-operating                               --         --         --          2.4        2.4   `    2.4
                                                          --------   --------   --------   --------    -------   --------
                    Total                                 $  165.4   $  159.1   $   83.4   $  126.6   $   77.7   $   73.8
                                                          ========   ========   ========   ========   ========   ========


                                                                Assets                      Long-Lived Assets
                                                          -------------------              -------------------
                                                            1999       1998                  1999       1998
                                                          --------   --------              --------   --------

                  Domestic                                $2,419.7   $1,182.0              $2,016.5  $  894.5
                  International                              268.9      142.3                 201.7       66.4
                                                          --------   --------              --------   --------
                    Total operating                        2,688.6    1,324.3               2,218.2      960.9
                  Non-operating                              175.7      245.0                  77.7      145.4
                                                          --------   --------              --------   --------
                    Total                                 $2,864.3   $1,569.3              $2,295.9   $1,106.3
                                                          ========   ========              ========   ========


     Operating income is exclusive of net interest expense, other miscellaneous income and expense items, and income taxes. In 1999, the Company recorded special charges of $27.9 million (see Note 5 - "Special Charges"). These charges reduced the reported operating income for domestic and international operations by $7.3 million and $20.6 million, respectively, in 1999. During the third and fourth quarters of 1997, the Company recorded special charges of $49.3 million (see Note 5 - "Special Charges"). These charges reduced the reported operating income for domestic and international operations by $45.6 million and $3.7 million, respectively, in 1997. Foreign currency losses were $1.7 million in 1998, including $1.4 million associated with the Russia operations, which were sold in March, 1999. Such losses are included in other expense, net. Foreign currency gains or losses in 1999 and 1997 were not significant. There were no sales between geographical areas or export sales. Sales to any single customer and sales to domestic or non-U.S. governments were individually less than ten percent of consolidated sales.

     Non-operating assets are principally cash and equivalents, investments, property and miscellaneous other assets, including $30.4 million, $91.6 million and $92.1 million of real estate investments as of fiscal year end 1999, 1998 and 1997, respectively. Long-lived assets represent net property, investments and net intangible assets.

18.  Transactions with PepsiCo

     Pepsi General is a licensed producer and distributor of PepsiCo carbonated soft drinks and other non-alcoholic beverages. Pepsi General purchases concentrate from PepsiCo to be used in the production of these carbonated soft drinks and other non-alcoholic beverages.

     PepsiCo and Pepsi General share a business objective of increasing availability and consumption of PepsiCo's brands. Accordingly, PepsiCo provides Pepsi General with various forms of marketing support to promote PepsiCo's brands. This support covers a variety of initiatives, including market place support, marketing programs, marketing equipment and related program support and shared media expense. PepsiCo and Pepsi General each record their share of the cost of marketing programs in their financial statements. Based on the objectives of the programs and initiatives, domestic marketing support is recorded as an adjustment to net sales or as a reduction of selling, general and administrative expenses. There are no conditions or requirements which could result in the repayment of any support payments received by Pepsi General.

     Pepsi General manufactures and distributes fountain products and provides fountain equipment service to PepsiCo customers in certain territories in accordance with various agreements. There are other products which Pepsi General produces and/or distributes through various arrangements with PepsiCo or partners of PepsiCo. Pepsi General purchases concentrate from the Lipton Tea Partnership and finished goods from the North American Coffee Partnership. Pepsi General pays a royalty fee to PepsiCo for the use of the Aquafina trademark.

     The Consolidated Statements of Income include the following income and (expense) transactions with PepsiCo:


                                                            1999           1998           1997
                                                        -----------    ------------   ------------

     Net sales                                          $     39.8     $     33.7     $     35.2
     Cost of goods sold                                     (384.8)        (288.3)        (266.9)
     Selling, general and administrative expenses             43.9           41.3           23.1

19.  Selected Quarterly Financial Data
     (unaudited and in millions, except for earnings per share)

                                                            First        Second         Third         Fourth        Fiscal
                                                           Quarter       Quarter       Quarter        Quarter        Year
                                                         ----------     ---------     ---------      ---------     ---------

1999:
----
Sales                                                    $    370.3     $   505.2     $   680.5      $   582.2     $ 2,138.2
                                                         ----------     ---------     ---------      ---------     ---------
Gross profit                                             $    150.6     $   207.1     $   288.5      $   243.3     $   889.5
                                                         ----------     ---------     ---------      ---------     ---------
Income (loss) from continuing operations                 $     14.3     $   (10.3)    $    24.4      $    14.5     $    42.9
Loss from discontinued operations                                --         (27.2)           --          (24.5)        (51.7)
                                                         ----------     ---------     ---------      ---------     ---------
Net income (loss)                                        $     14.3     $   (37.5)    $    24.4      $   (10.0)    $    (8.8)
                                                         ==========     =========     =========      =========     =========
Weighted average common shares:
  Basic                                                        96.1         114.9         141.7          140.5         123.3
  Incremental effect of stock options                           1.5            --           0.9            0.5           0.9
                                                         ----------     ---------     ---------      ---------     ---------
  Diluted                                                      97.6         114.9         142.6          141.0         124.2
                                                         ==========     =========     =========      =========     =========
Income (loss) per share - basic:
  Continuing operations                                  $     0.15     $   (0.09)    $    0.17      $    0.10     $    0.35
  Discontinued operations                                        --         (0.24)           --          (0.17)        (0.42)
                                                         ----------     ---------     ---------      ---------     ---------
  Net income (loss)                                      $     0.15     $   (0.33)    $    0.17      $   (0.07)    $   (0.07)
                                                         ==========     =========     =========      =========     =========
Income (loss) per share - diluted:
  Continuing operations                                  $     0.15     $   (0.09)    $    0.17      $    0.10     $    0.35
  Discontinued operations                                        --         (0.24)           --          (0.17)        (0.42)
                                                         ----------     ---------     ---------      ---------     ---------
  Net income (loss)                                      $     0.15     $   (0.33)    $    0.17      $   (0.07)    $   (0.07)
                                                         ==========     =========     =========      =========     =========

1998:
-----
Sales                                                    $    346.2     $   407.3     $   470.8      $   393.2     $ 1,617.5
                                                         ----------     ---------     ---------      ---------     ---------
Gross profit                                             $    139.9     $   165.0     $   186.9      $   157.2     $   649.0
                                                         ----------     ---------     ---------      ---------     ---------
Income from continuing operations                        $      8.1     $    16.4     $    26.2      $    11.8     $    62.5
Loss from discontinued operations                              (0.5)           --            --             --          (0.5)
Extraordinary loss on early extinguishment of debt            (18.3)           --            --             --         (18.3)
                                                         ----------     ---------     ---------      ---------     ---------
Net income (loss)                                        $    (10.7)    $    16.4     $    26.2      $    11.8     $    43.7
                                                         ==========     =========     =========      =========     =========
Weighted average common shares:
  Basic                                                       101.0         101.4         101.2          100.9         101.1
  Incremental effect of stock options                           1.7           1.8           1.5            1.7           1.8
                                                         ----------     ---------     ---------      ---------     ---------
  Diluted                                                     102.7         103.2         102.7          102.6         102.9
                                                         ==========     =========     =========      =========     =========
Income (loss) per share - basic:
  Continuing operations                                  $     0.08     $    0.16     $    0.26      $    0.12     $    0.62
  Discontinued  operations                                    (0.01)           --            --             --         (0.01)
  Extraordinary loss on early extinguishment of debt          (0.18)           --            --             --         (0.18)
                                                         ----------     ---------     ---------      ---------     ---------
  Net income (loss)                                      $    (0.11)    $    0.16     $    0.26      $    0.12     $    0.43
                                                         ==========     =========     =========      =========     =========
Income (loss) per share - diluted:
  Continuing operations                                  $     0.08     $    0.16     $    0.26      $    0.12     $    0.61
  Discontinued operations                                        --            --            --             --         (0.01)
  Extraordinary loss on early extinguishment of debt          (0.18)           --            --             --         (0.18)
                                                         ----------     ---------     ---------      ---------     ---------
  Net income (loss)                                      $    (0.10)    $    0.16     $    0.26      $    0.12     $    0.42
                                                         ==========     =========     =========      =========     =========


     The sum of earnings per share for the quarters may not equal the fiscal year amount due to rounding or to changes in the average shares outstanding during the period.

     Due to the loss from continuing operations in the second quarter of 1999, no potential common shares were included in the computation of average diluted shares. The effect of potential common shares, assuming they were not anti-dilutive, would have resulted in 115.8 million average diluted shares.

     Certain amounts have been reclassified to conform to the current presentation.

                                  EXHIBIT INDEX

Exhibit
  No.    Description of Exhibit
-------  ----------------------
(3)a#    Certificate of Incorporation as Amended and Restated on May 20, 1999.
(3)b#    By-Laws, as Amended and Restated on May 20, 1999.
(4)# First Supplemental Indenture dated as of May 20, 1999, between Whitman Corporation and The First National Bank of Chicago, Trustee, to the Indenture dated as of January 15, 1993.
(10)a#   **Revised Stock Incentive Plan, as Adopted May 20, 1999.
(10)b#   **Form of Nonqualified Stock Option Agreement as Amended May 20, 1999.
(10)c#   **Form of Change in Control Agreement dated May 21, 1999.
(10)d#   **Deferred Compensation Plan for Directors, as Adopted May 20, 1999.
(10)e# **1982 Stock Option, Restricted Stock Award and Performance Award Plan (as amended through June 16, 1989).
(10)f# **Amendment No. 2 to 1982 Stock Option, Restricted Stock Award and Performance Award Plan made as of September 1, 1992.
(10)g#   **Form of Nonqualified Stock Option Agreement.
(10)h# **Amendment to 1982 Stock Option, Restricted Stock Award and Performance Award Plan made as of February 19, 1993.
(10)i#   **Management Incentive Compensation Plan.
(10)j#   **Long Term Performance Compensation Program.
(10)k# **Whitman Corporation Executive Retirement Plan, as Amended and Restated Effective January 1, 1998.
(10)l# **Pepsi-Cola General Bottlers, Inc. Executive Retirement Plan, as Amended and Restated Effective January 1, 1998.
(10)m **Employment Extension Agreement dated as of January 1, 2000 between the Registrant and Bruce S. Chelberg.
(10)n **Employment Extension Agreement dated as of January 1, 2000 between the Registrant and Lawrence J. Pilon.
(10)o **Employment Extension Agreement dated as of January 1, 2000 between the Registrant and Charles H. Connolly.
(10)p##  **Whitman Corporation Master Retirement Savings Plan.
(12)     Statement of Calculation of Ratio of Earnings to Fixed Charges.
(21)     Subsidiaries of the Registrant.
(23)     Consent of Independent Auditors.
(24)     Powers of Attorney.
(27)     Financial Data Schedule.


         Exhibit Reference Explanations

** Exhibit constitutes a management contract or compensatory plan, contract or arrangement described under Item 601(b) (10) (iii) (A) of Regulation S-K.
# Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 under the indicated Exhibit number.
## Incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-8 filed with the Commission on May 21, 1999.