Form 10-Q
period 2000-04-01
WHITMAN CORP/NEW/
filed 2000-05-12
CIK 1084230

WHITMAN CORPORATION
                                    FORM 10-Q
                               FIRST QUARTER 2000

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended April 1, 2000

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to _______

                        Commission File Number 001-15019

                               WHITMAN CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                                        13-6167838
   --------------------------------                   -----------------------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                     Identification Number)


3501 Algonquin Road, Rolling Meadows, Illinois                 60008
----------------------------------------------               ----------
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

                                         YES   /x/     NO   / /

As of April 29, 2000, the Registrant had 136,309,667 outstanding shares (excluding treasury shares) of common stock, without par value, the Registrant's only class of common stock.

                                    CONTENTS

PART I  FINANCIAL INFORMATION
        Item 1. Financial Statements
                  Condensed Consolidated Statements of Income                  2
                  Condensed Consolidated Balance Sheets                        3
                  Condensed Consolidated Statements of Cash Flows              4
                  Notes to Condensed Consolidated Financial Statements         5
        Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          9
        Item 3. Quantitative and Qualitative Disclosures About Market Risk    12

PART II OTHER INFORMATION
        Item 6. Exhibits and Reports on Form 8-K                              13

SIGNATURE                                                                     14

                               WHITMAN CORPORATON
                                   FORM 10-Q
                               FIRST QUARTER 2000

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (unaudited and in millions, except per share data)

                                                                                         First Quarter
                                                                             --------------------------------------
                                                                                2000                        1999
                                                                             ----------                  ----------

Sales                                                                        $    548.9                  $    370.3
Cost of goods sold                                                                319.7                       219.7
                                                                             ----------                  ----------
    Gross profit                                                                  229.2                       150.6
Selling, general and administrative expenses                                      181.5                       115.5
Amortization expense                                                               10.1                         3.9
                                                                             ----------                  ----------
    Operating income                                                               37.6                        31.2
Interest expense, net                                                             (20.3)                      (11.3)
Other income, net (Notes 4 and 5)                                                   2.1                         6.6
                                                                             ----------                  ----------
    Income before income taxes                                                     19.4                        26.5
Income taxes                                                                        9.2                         8.3
                                                                             ----------                  ----------
    Income before minority interest                                                10.2                        18.2
Minority interest                                                                    --                         3.9
                                                                             ----------                  ----------
    Net income                                                               $     10.2                  $     14.3
                                                                             ==========                  ==========

Weighted average common shares:
   Basic                                                                          138.1                        96.1
   Incremental effect of stock options                                              0.4                         1.5
                                                                             ----------                  ----------
   Diluted                                                                        138.5                        97.6
                                                                             ==========                  ==========

Net income per share - basic                                                 $     0.07                  $     0.15
                                                                             ==========                  ==========

Net income per share - diluted                                               $     0.07                  $     0.15
                                                                             ==========                  ==========

Cash dividends per share                                                     $     0.04                  $     0.05
                                                                             ==========                  ==========

See accompanying notes to condensed consolidated financial statements.

                              WHITMAN CORPORATION
                                   FORM 10-Q
                               FIRST QUARTER 2000

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in millions)

                                                                                    End of              End of
                                                                                 First Quarter        Fiscal Year
                                                                                     2000                1999
                                                                                --------------      --------------
                                                                                 (unaudited)

ASSETS:
Current assets:
     Cash and equivalents                                                       $      111.9        $      114.5
     Receivables                                                                       245.6               265.1
     Inventories                                                                       115.7               112.1
     Other current assets                                                               55.4                46.3
                                                                                ------------        ------------
         Total current assets                                                          528.6               538.0
Investments                                                                             61.3                47.9
Property (at cost)                                                                   1,397.0             1,384.5
Accumulated depreciation and amortization                                             (577.9)             (552.8)
                                                                                ------------        ------------
     Net property                                                                      819.1               831.7
                                                                                ------------        ------------
Intangible assets, net                                                               1,412.6             1,416.3
Other assets                                                                            34.2                30.4
                                                                                ------------        ------------
Total assets                                                                    $    2,855.8        $    2,864.3
                                                                                ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
     Short-term debt, including current maturities of long-term debt            $      399.3        $      373.3
     Accounts and dividends payable                                                    190.7               192.2
     Other current liabilities                                                         163.2               173.6
                                                                                ------------        ------------
         Total current liabilities                                                     753.2               739.1
                                                                                ------------        ------------
Long-term debt                                                                         808.6               809.0
Deferred income taxes                                                                   77.4                71.1
Other liabilities                                                                       96.0               102.9
Shareholders' equity:
     Preferred stock ($0.01 par value, 12.5 million shares authorized;
         no shares issued)                                                                --                  --
     Common stock ($0.01 par value, 350.0 million shares authorized;
         167.3 million shares issued)                                                1,634.2             1,634.4
     Retained income                                                                    81.3                76.7
     Accumulated other comprehensive loss:
         Cumulative translation adjustment                                             (28.5)              (24.4)
         Unrealized investment gain                                                     10.5                 2.1
                                                                                ------------        ------------
         Accumulated other comprehensive loss                                          (18.0)              (22.3)
                                                                                ------------        ------------
     Treasury stock (30.7 million shares - 2000 and
         28.2 million shares - 1999)                                                  (576.9)             (546.6)
                                                                                ------------        ------------

Total shareholders' equity                                                           1,120.6             1,142.2
                                                                                ------------        ------------

Total liabilities and shareholders' equity                                      $    2,855.8        $    2,864.3
                                                                                ============        ============


See accompanying notes to condensed consolidated financial statements.

                              WHITMAN CORPORATION
                                   FORM 10-Q
                               FIRST QUARTER 2000

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited and in millions)

                                                                                              First Quarter
                                                                                     -----------------------------
                                                                                         2000              1999
                                                                                     -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                                                    $      10.2       $      14.3
Adjustments to reconcile to net cash provided by operating activities:
     Depreciation and amortization                                                          43.1              20.8
     Deferred income taxes                                                                  (1.1)             (3.2)
     Gain on sale of franchises, net of tax                                                 (1.4)             (8.0)
     Cash outlays related to special charges                                               (10.0)             (3.9)
     Other                                                                                   0.2               3.1
Changes in assets and liabilities, exclusive of acquisitions:
   Decrease in receivables                                                                  19.1               3.1
   (Increase) decrease in inventories                                                       (3.7)              0.9
   (Decrease) increase in payables                                                          (1.5)             15.7
   Net change in other assets and liabilities                                              (16.2)            (38.5)
                                                                                     -----------       -----------
Net cash provided by continuing operations                                                  38.7               4.3
                                                                                     -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of franchises, net of cash divested                                       2.5             113.6
Capital investments, net                                                                   (34.3)            (36.1)
Proceeds from investments                                                                     --               3.4
                                                                                     -----------       -----------
   Net cash (used in) provided by investing activities                                     (31.8)             80.9
                                                                                     -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings of short-term debt                                                           25.7             126.5
Long-term debt repayments                                                                   (0.3)               --
Cash dividends                                                                                --              (4.6)
Treasury stock purchases                                                                   (31.5)           (230.0)
Issuance of common stock                                                                     1.0               1.1
                                                                                     -----------       -----------
   Net cash used in financing activities                                                    (5.1)           (107.0)
                                                                                     -----------       -----------

Net cash used in discontinued operations                                                    (4.1)             (3.1)
Effect of exchange rate changes on cash and equivalents                                     (0.3)             (0.4)
                                                                                     -----------       -----------
Change in cash and equivalents                                                              (2.6)            (25.3)
Cash and equivalents at beginning of quarter                                               114.5             147.6
                                                                                     -----------       -----------
Cash and equivalents at end of quarter                                               $     111.9       $     122.3
                                                                                     ===========       ===========

See accompanying notes to condensed consolidated financial statements.

                              WHITMAN CORPORATION
                                   FORM 10-Q
                               FIRST QUARTER 2000

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements included herein have been prepared by Whitman Corporation ("Whitman" or the "Company") without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K. In the opinion of management, the information furnished herein reflects all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of results for the interim periods presented. Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Through its principal operating company, Pepsi-Cola General Bottlers, Inc. ("Pepsi General"), the Company produces, distributes, sells and markets carbonated and non-carbonated Pepsi-Cola beverages and a variety of other non-alcoholic beverages in the United States and Central Europe. Pepsi General accounts for about 17 percent of all Pepsi-Cola products sold in the U.S. It serves a significant portion of a ten state region, primarily in the Midwest, with a population of approximately 35 million people. In addition, Pepsi General serves a population of approximately 65 million people in its territories in Poland, Hungary, the Czech Republic and the Republic of Slovakia. The Company's business is highly seasonal.

3. The Company's fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31; fiscal 1999 ended on January 1, 2000. The Company's first quarters of 2000 and 1999 were based on the thirteen weeks ended April 1, 2000 and April 3, 1999, respectively.

4. On January 25, 1999, the Company announced that its Board of Directors had approved a new business relationship with PepsiCo, Inc. ("PepsiCo"). The new relationship was approved by Whitman shareholders on May 20, 1999 and is more fully described in the Company's 1999 Annual Report on Form 10-K.

      In connection with the new relationship, in the first quarter of 1999, the Company sold to PepsiCo its operations in Marion, Virginia; Princeton, West Virginia and the St. Petersburg area of Russia. This sale resulted in a pretax gain of $11.4 million ($8.0 million after taxes and minority interest, or eight cents per share), which is included in "Other income, net" on the Condensed Consolidated Statements of Income.

      Whitman acquired certain domestic and Central European territories from PepsiCo as a result of the new business relationship, which have been accounted for under the purchase method. Accordingly, the results of operations of the acquired territories have been included with those of the Company for periods subsequent to the dates of acquisition.

      The pro forma condensed consolidated results of operations presented below for 2000 and 1999 assume the following:

      o The territories described above were sold as of January 1, 1999.

      o The domestic and Central European territories were acquired from PepsiCo as of January 1, 1999.

      o The 16 million share repurchase commitment entered into in connection with the new business relationship was completed as of January 1, 1999.

      o The after tax gains from the divestiture of franchise territories in 2000 (see Note 5) and 1999 were excluded.

      Additionally, the pro forma financial information presented below excludes an additional week of operating activity in 2000 included in the acquired domestic territories resulting from conforming them to Whitman's reporting calendar and $4.5 million of non-recurring charges recorded in the first quarter of 1999:

                                                     First Quarter
                                               ---------------------------
                                                   2000            1999
                                               ----------       ----------
                                               (unaudited and in millions,
                                                 except per share data)

      Sales                                    $    535.9       $    507.4
      Net income                                      7.7              6.2
      Net income per share-basic                     0.06             0.04
      Net income per share-diluted                   0.06             0.04

      The above pro forma results are for informational purposes only and may not be indicative of actual results that would have occurred had the new business relationship with PepsiCo taken place on January 1, 1999.

5. In the first quarter of 2000, the Company sold its operations in the Baltics. This sale resulted in a gain of $2.6 million ($1.4 million after taxes), which is reflected in "Other income, net" on the Condensed Consolidated Statements of Income.

6.    The Company's comprehensive income is as follows:

                                                             First Quarter
                                                           -----------------
                                                            2000       1999
                                                           ------     ------
                                                             (in millions)

      Net income                                           $ 10.2     $ 14.3
      Foreign currency translation adjustment                (4.1)      (1.2)
      Unrealized gains (losses) on securities                 8.4       (1.3)
                                                           ------     ------

      Comprehensive income                                 $ 14.5     $ 11.8
                                                           ======     ======

      Unrealized gains (losses) on securities are presented net of tax expense of $5.0 million in 2000 and a tax benefit of $0.7 million in 1999.

7.    Interest expense, net, is comprised of the following:

                                                             First Quarter
                                                           -----------------
                                                            2000       1999
                                                           ------     ------
                                                             (in millions)

      Interest expense                                     $(20.8)    $(12.0)
      Interest income                                         0.5        0.7
                                                           ------     ------

        Interest expense, net                              $(20.3)    $(11.3)
                                                           ======     ======

8. Net cash provided by operating activities reflected cash payments and receipts for interest and income taxes as follows:

                                                             First Quarter
                                                           -----------------
                                                            2000       1999
                                                           ------     ------
                                                             (in millions)

      Interest paid                                        $ 23.1     $ 20.0
      Interest received                                       0.4        1.4
      Income taxes paid, net of refunds                       0.6        7.1

9. As of the end of the first quarter of 2000, the components of inventory were approximately 47 percent comprised of raw materials and supplies and 53 percent comprised of finished goods, which is essentially the same mix as the end of fiscal year 1999.

10. In the second and third quarters of 1999 and in the third quarter of 1997, Whitman and Pepsi General recorded special charges for staff reductions and asset and investment write-downs. The special charges recorded totaled $27.9 million ($19.0 million after taxes) in 1999 and $49.3 million ($31.6 million after taxes and minority interest) in 1997. A further description of the charges taken is presented in the Company's 1999 Annual Report on Form 10-K.

      The following table summarizes activity associated with the special charges (in millions):

                                                                             1997              1999
                                                                            Charges           Charges           Total
                                                                            -------           -------          -------

      Accrued liabilities as of fiscal year end 1999
         (all employee-related costs)                                       $   8.3           $   4.3          $  12.6
      Expenditures for employee related costs                                  (8.3)             (1.7)           (10.0)
                                                                            -------           -------          -------
      Accrued liabilities at the end of the first quarter of 2000           $    --           $   2.6          $   2.6
                                                                            =======           =======          =======

      Employee related costs recorded in the 1999 special charges include severance payments for management and staff affected by the consolidation of international headquarters and operations in Poland and management changes in certain domestic markets. Employee related costs recorded in the 1997 special charges include severance payments for the management and staff affected by changes in organizational structure, as well as other headcount reduction programs. The 1997 charges affected approximately 125 positions at Pepsi General and essentially all employees at Whitman Corporate. All remaining payments for employee related costs were made during the first quarter of 2000 to employees affected by the 1997 staff reductions. The charges recorded in 1999 were related to the elimination of approximately 310 positions, of which approximately 23 positions are yet to be eliminated as of the end of the first quarter of 2000.

      The accrued liabilities remaining as of the end of the first quarter of 2000 are comprised of deferred severance payments and certain employee benefits. The Company expects to pay a significant portion of the $2.6 million of employee related costs, using cash from operations, during the next twelve months; accordingly, such amounts are classified as other current liabilities.

11. The Company continues to be subject to certain indemnification obligations under agreements with previously sold subsidiaries, including potential environmental liabilities. There is significant uncertainty in assessing the Company's share of the potential liability for such claims. The assessment and determination for cleanup at the various sites involved is inherently speculative during the early stages, and the Company's share of related costs is subject to various factors, including possible insurance recoveries and the allocation of liabilities among many other potentially responsible and financially viable parties.

      At the end of the first quarter of 2000, the Company had accruals of $58.7 million to cover these potential liabilities, including $28.0 million classified as current liabilities. Such amounts are determined using estimated undiscounted future cash requirements, and have not been reduced by potential future insurance recoveries.

      The estimated liabilities include expenses for the remediation of identified sites, payments to third parties for claims and expenses, and the expenses of on-going evaluations and litigation. The estimates are based upon the judgments of outside consultants and experts and their evaluations of the characteristics and parameters of the sites, including results from field inspections, test borings and water flows. The estimates are based upon the use of current technology and remediation techniques, and do not take into consideration any inflationary trends upon such claims or expenses, nor do they reflect the possible benefits of continuing improvements in remediation methods. The accruals also do not provide for any claims for environmental liabilities or other potential issues which may occur in the future.

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

12. Basic earnings per share are based upon the weighted-average number of common shares outstanding. Diluted earnings per share assume the exercise of all options which are dilutive, whether exercisable or not. The dilutive effects of stock options are measured under the treasury stock method.

      Options to purchase 8,855,242 shares and 2,556,300 shares at a weighted-average price of $17.24 and $22.55 per share that were outstanding at the end of the first quarter of 2000 and 1999, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares during the quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              RESULTS OF OPERATIONS
               2000 FIRST QUARTER COMPARED WITH 1999 FIRST QUARTER

      Due to the new business relationship with PepsiCo in 1999, which resulted in the acquisition of significant domestic and Central European territories from PepsiCo, as well as the sale of certain of the Company's existing operations (as more fully described in the Company's 1999 Annual Report on Form 10-K), the Company believes that comparable results provide a better indication of current operating trends than reported results.

      Comparable operating results exclude results of territories sold and include results of territories acquired from PepsiCo as if such transactions occurred as of the beginning of 1999. Comparable operating results also exclude an additional week of operating results in the acquired domestic territories attributed to conforming them to Whitman's reporting calendar. In addition, comparable operating results exclude $4.5 million of charges incurred in the first quarter of 1999 related to the settlement of insurance, severance and legal matters.

      Sales for the first quarter of 2000 and 1999 are summarized below (in millions):

                                           Reported               %                  Comparable               %
                                    ----------------------                      ---------------------
                                      2000         1999        Change             2000         1999        Change
                                    --------     ---------     ------           --------     --------      ------

     Domestic                       $  493.5     $  356.8       38.3            $  480.5     $  461.3        4.2
     International                      55.4         13.5        *                  55.4         46.1       20.2
                                    --------     --------                       --------     --------
       Total sales                  $  548.9     $  370.3       48.2            $  535.9     $  507.4        5.6
                                    ========     ========                       ========     ========

     * Not meaningful.

      On a reported basis, domestic sales increased 38.3 percent in 2000 compared to 1999, primarily reflecting sales contributed by the acquired territories and improved pricing.

      On a comparable basis, domestic sales increased 4.2 percent, reflecting a
5.2 percent increase in the average net selling price across raw bottle and can case volume. Volume in the quarter on an 8-ounce equivalent basis, including food service, was down 1.0 percent due to soft volume in January and the timing of Easter holiday sales, which were included in the first quarter of 1999. Despite the overall decline in volume, increases occurred in the 20-ounce PET package and the full service vending channel, reflecting the investments made in the cold drink channel.

      Reported international sales increased significantly due to sales contributed by the Central European territories acquired from PepsiCo in May, 1999 and Toma, a Czech beverage company acquired on December 1, 1999. On a comparable basis, reflecting the new business relationship with PepsiCo, but excluding Toma in 1999, sales increased by 20.2 percent and case volume increased 37 percent, with the growth attributed to sales made by Toma in the first quarter of 2000. Comparable volume growth, including Toma's volume in 1999, was 7.5 percent.

      On a reported basis, the consolidated gross margin increased to 41.8 percent of sales in 2000, compared with 40.7 percent in 1999. This increase is due to higher international margins attributable, in part, to the absence in the first quarter of 2000 of lower margin territories in Russia and the Baltics, as well as higher domestic margins resulting from the increase in net selling prices and lower packaging costs. The consolidated gross profit margin on a comparable basis decreased to 41.8 percent of sales in 2000, compared with 41.9 percent of sales in 1999. This decrease was driven by lower international margins primarily attributable to sales of Toma products and Toma private label business, which carry lower margins than Pepsi brand products. These lower international margins were partially offset by a 1.0 percentage point improvement in domestic margins, driven by higher net selling prices and lower packaging costs.

      On a reported basis, selling, general and administrative ("S,G&A") expenses represented 33.1 percent of sales in 2000, compared with 31.2 percent in 1999. The increase reflects a higher percentage of S,G&A expense in the acquired domestic territories. In addition, the first quarter of 2000 included $4.1 million of incremental domestic depreciation expense, principally related to the Company's cold drink initiative, and $1.8 million incurred in the first quarter of 2000 for the integration of the domestic territories acquired in 1999.

      On a comparable basis, S,G&A expenses as a percent of sales were lower by
1.2 percentage points. This decrease is due to lower costs in the international operations, including approximately $1 million in the quarter in reduced administrative costs resulting from the consolidation of international headquarters. Partially offsetting this improvement were slightly higher domestic S,G&A expenses, resulting from the incremental depreciation expense and integration costs described above, partially offset by cost savings in the acquired domestic territories attributable to cost reduction programs initiated in the latter part of 1999. Reported amortization expense increased $6.2 million due to the transaction with PepsiCo.

      Operating income for the first quarter of 2000 and 1999 is summarized below (in millions):

                                           Reported               %                  Comparable               %
                                    ----------------------                      ---------------------
                                      2000         1999        Change             2000         1999        Change
                                    --------     ---------     ------           --------     --------      ------

     Domestic                       $   49.8     $   38.6       29.0            $   47.7     $   42.7       11.7
     International                     (12.2)        (7.4)     -64.9               (12.2)       (14.1)      13.5
                                    --------     --------                       --------     --------
       Total operating income       $   37.6     $   31.2       20.5            $   35.5     $   28.6       24.1
                                    ========     ========                       ========     ========

      In 2000, reported domestic operating income increased 29.0 percent, principally reflecting operating income contributed by the acquired territories and better pricing, partially offset by higher amortization expense.

      On a comparable basis, domestic operating income increased 11.7 percent. The domestic operating margin of 9.9 percent in 2000 was 0.6 percentage points higher than a year ago, reflecting higher net selling prices and cost reduction programs initiated in the latter part of 1999, partially offset by incremental depreciation expense and integration costs.

      Reported international operating losses increased due to operating losses of the acquired international territories. On a comparable basis, international operating losses decreased by $1.9 million from 1999, primarily due to lower S,G&A expenses, including savings from the consolidation of international headquarters.

      Reported net interest expense increased $9.0 million to $20.3 million due to debt incurred in connection with the transaction with PepsiCo, as well as debt incurred to fund subsequent share repurchase activity.

      The Company reported other income, net, of $2.1 million in the first quarter of 2000 compared with $6.6 million in the first quarter of 1999. The first quarters of 2000 and 1999 contained pretax gains on the sales of franchises of $2.6 million and $11.4 million, respectively. Absent these gains, other expense, net declined from $4.8 million in 1999 to $0.5 million in 2000. This decrease is primarily due to reduced real estate taxes on non-operating assets and management fees paid to PepsiCo in the first quarter of 1999, which were discontinued in connection with the May, 1999 transaction.

                         LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by continuing operations increased by $34.4 million to $38.7 million in the first quarter of 2000. This increase is due primarily to operating cash flow provided by the acquired domestic territories and improved operating cash flow in the existing domestic territories.

      Investing activities included $2.5 million in 2000 of net proceeds received from the sale of the Company's Baltics operations and $113.6 million in 1999 of net proceeds received from the sale of the Marion, Princeton and Russia franchise territories. The Company made capital investments of $34.3 million, net of proceeds from dispositions, in its operations in the first quarter of 2000 compared with $36.1 million in the first quarter of 1999. Nearly two-thirds of the first quarter 2000 capital investments made in the domestic operations supported the Company's cold drink initiative.

      The Company's total debt increased $25.6 million to $1,207.9 million at the end of the first quarter of 2000, from $1,182.3 million at the end of fiscal 1999. The Company repurchased 2.6 million shares and 12.1 million shares of its common stock for $31.5 million and $230.0 million in the first quarters of 2000 and 1999, respectively. The Company declared an annual dividend of $0.04 per share during the first quarter of 2000, payable during the second quarter of 2000. The quarterly dividend rate in the first quarter of 1999 was five cents per share. The issuance of common stock, including treasury shares, for the exercise of stock options resulted in cash inflows of $1.0 million in the first quarter of 2000, essentially the same as in the first quarter of 1999.

      The Company has a revolving credit agreement with maximum borrowings of $500 million, which acts as a back-up for the Company's $500 million commercial paper program; accordingly, the Company has a total of $500 million available under the commercial paper program and revolving credit facility combined. Total commercial paper borrowings were $297.6 million at the end of the first quarter of 2000. The Company believes that with its existing operating cash flows, available lines of credit, and the potential for additional debt and equity offerings, it will have sufficient resources to fund its future growth and expansion, including potential franchise acquisitions.

                           FORWARD-LOOKING STATEMENTS

      This quarterly report on Form 10-Q contains certain forward-looking information that reflects management's expectations, estimates and assumptions, based on information available at the time this Form 10-Q was prepared. When used in this document, the words "anticipate," "believe," "estimate," "expect," "plan," "intend" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve risks, uncertainties and other factors that may cause the actual performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, including, but not limited to, the following: competition, including product and pricing pressures; changing trends in consumer tastes; changes in the Company's relationship and/or support programs with PepsiCo and other brand owners; market acceptance of new product offerings; weather conditions; cost and availability of raw materials; availability of capital; labor and employee benefit costs; unfavorable interest rate and currency fluctuations; costs of legal proceedings; and general economic, business and political conditions in the countries and territories where the Company operates.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

      The Company is subject to various market risks, including risks from changes in commodity prices, interest rates and current exchange rates.

Commodity Prices

      The risk from commodity price changes relates to the Company's ability to recover higher product costs through price increases to customers, which may be limited due to the competitive pricing environment that exists in the soft drink business. From time to time, the Company uses swap contracts to hedge against price fluctuations for a portion of its aluminum requirements. Costs for other raw material requirements are managed by entering into firm commitments for materials used.

Interest Rates

      In the first quarter of 2000, the risk from changes in interest rates was not material to the Company's operations because a significant portion of the Company's debt issues were fixed rate obligations. Substantially all of the Company's floating rate exposure related to changes in LIBOR and the overnight Federal Funds rate. Assuming consistent levels of floating rate debt with those held by the Company at the end of the first quarter of 2000, a 50 basis point (0.5 percent) change in each of these rates would not have had a significant impact on the Company's first quarter 2000 interest expense. The Company uses interest rate swaps on a limited basis to manage floating rate debt exposure. In the first quarter of 2000, the Company had cash equivalents throughout the quarter, principally invested in money market funds and commercial paper, which were most closely tied to overnight Federal Funds rates. Assuming a change of 50 basis points in the rate of interest associated with the Company's short-term investments, interest income would not have changed by a significant amount.

Currency Exchange Rates

      Because the Company operates international franchise territories, it is subject to exposure resulting from changes in currency exchange rates. Currency exchange rates are established based on a variety of economic factors including local inflation, growth, interest rates and governmental actions, as well as other factors. The Company currently does not hedge the translation risks of investments in its international operations. Any positive cash flows generated have been reinvested in the operations, other than loan repayments from the manufacturing operations in Poland.

      International operations represent approximately 10 percent of the Company's total operations. Changes in currency exchange rates impact the translation of the results of the international operations from their local currencies into U.S. dollars. If the currency exchange rates had changed by 5 percent in the first quarter of 2000, the impact on reported operating income would have been approximately $0.6 million. This estimate does not take into account the possibility that specific currency exchange rates can move in opposite directions and that gains in one category may or may not be offset by losses from another category.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

   (a).   Exhibits.

          12.  Statement of Calculation of Ratio of Earnings to Fixed Charges.

          27. Financial Data Schedules for the first quarters of 2000 and 1999.

   (b).   Reports on Form 8-K.

          None.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           WHITMAN CORPORATION


Date:      May 12, 2000    By: /s/ MARTIN M. ELLEN
           ------------        -------------------------
                               Martin M. Ellen
                               Senior Vice President and Chief Financial Officer
                               (As Chief Accounting Officer and Duly
                               Authorized Officer of Whitman Corporation)