Form 10-Q
period 2000-07-01
WHITMAN CORP/NEW/
filed 2000-08-15
CIK 1084230

WHITMAN CORPORATION

                                    FORM 10-Q

                               SECOND QUARTER 2000

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended July 1, 2000
                                     ------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to _______

                        Commission File Number 001-15019

                               WHITMAN CORPORATION

             (Exact name of registrant as specified in its charter)

           Delaware                                      13-6167838
-----------------------------------            -------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                     Identification Number)


3501 Algonquin Road, Rolling Meadows, Illinois              60008
----------------------------------------------     ------------------------
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

                                                 YES   /x/     NO   / /

As of July 29, 2000, the Registrant had 136,346,601 outstanding shares (excluding treasury shares) of common stock, par value $0.01 per share, the Registrant's only class of common stock.

                                    CONTENTS

PART I  FINANCIAL INFORMATION
        Item 1. Financial Statements
                 Condensed Consolidated Statements of Income                  2
                 Condensed Consolidated Balance Sheets                        3
                 Condensed Consolidated Statements of Cash Flows              4
                 Notes to Condensed Consolidated Financial Statements         5
        Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          9
        Item 3. Quantitative and Qualitative Disclosures About Market Risk    14

PART II OTHER INFORMATION
        Item 4.    Submission of Matters to a Vote of Security Holders        15
        Item 6.    Exhibits and Reports on Form 8-K                           16

SIGNATURE                                                                     16

                              WHITMAN CORPORATION
                                   FORM 10-Q
                              SECOND QUARTER 2000

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (unaudited and in millions, except per share data)

                                                           Second Quarter                       First Half
                                                     ------------------------           ------------------------
                                                        2000           1999                2000           1999
                                                     ---------       --------           ---------       --------

Sales                                                $   682.6       $  505.2           $ 1,231.5       $  875.5
Cost of goods sold                                       403.5          298.1               723.2          517.8
                                                     ---------       --------           ---------       --------
   Gross profit                                          279.1          207.1               508.3          357.7
Selling, general and administrative expenses             189.7          141.4               371.2          256.9
Amortization expense                                      10.3            5.5                20.4            9.4
Special charges                                             --           23.4                  --           23.4
                                                     ---------       --------           ---------       --------
   Operating income                                       79.1           36.8               116.7           68.0
Interest expense, net                                    (21.3)         (14.2)              (41.6)         (25.5)
Other income (expense), net                                0.9          (54.4)                3.0          (47.8)
                                                     ---------       --------           ---------       --------
   Income (loss) before income taxes                      58.7          (31.8)               78.1           (5.3)
Income taxes                                              28.1          (24.2)               37.3          (15.9)
                                                     ---------       --------           ---------       --------
   Income (loss) from continuing operations
    before minority interest                              30.6           (7.6)               40.8           10.6
Minority interest                                           --            2.7                  --            6.6
                                                     ---------       --------           ---------       --------
Income (loss) from continuing operations                  30.6          (10.3)               40.8            4.0
Income (loss) from discontinued operations after
   taxes                                                   8.9          (27.2)                8.9          (27.2)
                                                     ---------       --------           ---------       --------
Net income (loss)                                    $    39.5       $  (37.5)          $    49.7       $  (23.2)
                                                     =========       ========           =========       ========

Weighted average common shares:

   Basic                                                 136.4          114.9               137.2          105.5
   Incremental effect of stock options                     0.3             --                 0.4            1.2
                                                     ---------       --------           ---------       --------
   Diluted                                               136.7          114.9               137.6          106.7
                                                     =========       ========           =========       ========

Income (loss) per share - basic:

   Continuing operations                             $   0.22        $  (0.09)          $    0.30       $   0.04
   Discontinued operations                               0.07           (0.24)               0.06          (0.26)
                                                     --------        --------           ---------       --------
   Net income (loss)                                 $   0.29        $  (0.33)          $    0.36       $  (0.22)
                                                     ========        ========           =========       ========

Income (loss) per share - diluted:

   Continuing operations                             $   0.22        $  (0.09)          $    0.30       $   0.04
   Discontinued operations                               0.07           (0.24)               0.06          (0.26)
                                                     --------        --------           ---------       --------
   Net income (loss)                                 $   0.29        $  (0.33)          $    0.36       $  (0.22)
                                                     ========        ========           =========       ========

Cash dividends per share                             $     --        $   0.01           $    0.04       $   0.06
                                                     ========        ========           =========       ========


See accompanying notes to condensed consolidated financial statements.

                              WHITMAN CORPORATION
                                   FORM 10-Q
                              SECOND QUARTER 2000

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in millions, except per share data)

                                                                                End of Second      End of Fiscal
                                                                                 Quarter 2000         Year 1999
                                                                                --------------      ------------
                                                                                  (unaudited)
ASSETS:
Current assets:

     Cash and equivalents                                                       $      103.7       $       114.5
     Receivables                                                                       308.2               265.1
     Inventories                                                                       127.3               112.1
     Other current assets                                                               35.8                46.3
                                                                                ------------       -------------
         Total current assets                                                          575.0               538.0
Investments                                                                             55.8                47.9
Property (at cost)                                                                   1,433.1             1,384.5
Accumulated depreciation and amortization                                             (596.8)             (552.8)
                                                                                ------------       -------------
     Net property                                                                      836.3               831.7
                                                                                ------------       -------------
Intangible assets, net                                                               1,408.0             1,416.3
Other assets                                                                            36.3                30.4
                                                                                ------------       -------------
Total assets                                                                    $    2,911.4       $     2,864.3
                                                                                ============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:

     Short-term debt, including current maturities of long-term debt            $      432.4       $       373.3
     Accounts and dividends payable                                                    201.1               192.2
     Other current liabilities                                                         167.1               173.6
                                                                                ------------       -------------
         Total current liabilities                                                     800.6               739.1
                                                                                ------------       -------------
Long-term debt                                                                         808.7               809.0
Deferred income taxes                                                                   65.3                71.1
Other liabilities                                                                       88.2               102.9
Shareholders' equity:
     Preferred stock ($0.01 par value, 12.5 million shares authorized;
         no shares issued)                                                                --                  --
     Common stock ($0.01 par value, 350.0 million shares authorized;
         167.3 million shares issued)                                                1,634.0             1,634.4
     Retained income                                                                   121.0                76.7
     Accumulated other comprehensive loss:
         Cumulative translation adjustment                                             (32.7)              (24.4)
         Unrealized investment gain                                                      7.0                 2.1
                                                                                ------------       -------------
              Accumulated other comprehensive loss                                     (25.7)              (22.3)
                                                                                ------------       -------------
     Treasury stock (31.0 million shares - 2000
         and 28.2 million shares - 1999)                                              (580.7)             (546.6)
                                                                                ------------       -------------

Total shareholders' equity                                                           1,148.6             1,142.2
                                                                                ------------       -------------

Total liabilities and shareholders' equity                                      $    2,911.4       $     2,864.3
                                                                                ============       =============


See accompanying notes to condensed consolidated financial statements.

                              WHITMAN CORPORATION
                                   FORM 10-Q
                              SECOND QUARTER 2000

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited and in millions)

                                                                                               First Half
                                                                                     -----------------------------
                                                                                         2000              1999
                                                                                     ------------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Income from continuing operations                                                    $      40.8       $       4.0
Adjustments to reconcile to net cash provided by continuing operations:
   Depreciation and amortization                                                            81.4              47.1
   Deferred income taxes                                                                    (3.4)            (50.1)
   Gain on sale of franchises                                                               (1.4)             (8.0)
   Special charges and real estate impairment                                                 --              79.7
   Cash outlays related to special charges                                                 (11.1)             (6.3)
   Other                                                                                     0.3               7.0
Changes in assets and liabilities, exclusive of acquisitions:
   Increase in receivables                                                                 (43.5)            (58.4)
   Increase in inventories                                                                 (15.3)             (2.6)
   Increase in payables                                                                      8.9              37.8
   Net change in other assets and liabilities                                               17.2             (15.9)
                                                                                     -----------       -----------
Net cash provided by continuing operations                                                  73.9              34.3
                                                                                     -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of franchises, net of cash divested                                       2.5             113.6
Franchises acquired, net of cash acquired                                                   (2.5)           (105.7)
Capital investments, net                                                                   (87.6)            (79.2)
Proceeds from investments                                                                     --               7.1
                                                                                     -----------       -----------
   Net cash used in investing activities                                                   (87.6)            (64.2)
                                                                                     -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net borrowings of short-term debt                                                          134.3              11.5
Proceeds from issuance of long-term debt                                                      --             298.0
Repayment of long-term debt                                                                (75.7)            (30.8)
Common stock dividends                                                                      (5.5)             (6.0)
Treasury stock purchases                                                                   (35.7)           (251.9)
Issuance of common stock                                                                     1.2               1.4
                                                                                     -----------       -----------
   Net cash provided by financing activities                                                18.6              22.2
                                                                                     -----------       -----------

Net cash used in discontinued operations                                                   (15.4)            (15.5)
Effect of exchange rate changes on cash and equivalents                                     (0.3)             (0.6)
                                                                                     -----------       -----------
Change in cash and equivalents                                                             (10.8)            (23.8)
Cash and equivalents at beginning of first half                                            114.5             147.6
                                                                                     -----------       -----------
Cash and equivalents at end of first half                                            $     103.7       $     123.8
                                                                                     ===========       ===========


See accompanying notes to condensed consolidated financial statements.

                              WHITMAN CORPORATION
                                   FORM 10-Q
                              SECOND QUARTER 2000

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

3. The Company's fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31; fiscal 1999 ended on January 1, 2000. The Company's second quarters of 2000 and 1999 were based on the thirteen weeks ended July 1, 2000 and July 3, 1999, respectively.

4. On January 25, 1999, the Company announced that its Board of Directors had approved a new business relationship with PepsiCo, Inc. ("PepsiCo"). The new relationship was approved by Whitman shareholders on May 20, 1999 and is more fully described in the Company's 1999 Annual Report on Form 10-K.

      In connection with the new relationship, the Company sold to PepsiCo its operations in Marion, Virginia; Princeton, West Virginia and the St. Petersburg area of Russia. This sale resulted in a preliminary pretax gain of $11.4 million, which was recorded in the first quarter of 1999 and is included in "Other income (expense), net" on the Condensed Consolidated Statements of Income. The gain, after taxes and minority interest, was $8.0 million, or eight cents per share. In the fourth quarter of 1999, the preliminary pretax gain was increased by $1.9 million as a result of recording certain final working capital adjustments.

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

      o The after tax gains from the divestiture of franchise territories in 2000 (see Note 6) and 1999 were excluded.

      In addition, the results from discontinued operations are excluded from all periods presented.

      Finally, the pro forma financial information presented below excludes any additional operating activity in 2000 (one week in the second quarter and two weeks in the first half) included in the acquired domestic territories resulting from conforming them to Whitman's reporting calendar and $4.5 million of non-recurring charges recorded in the first quarter of 1999:

                                                                 Second Quarter                           First Half
                                                        --------------------------------       -------------------------------
                                                           2000                1999                2000                 1999
                                                        -----------        -----------         -----------          ----------
                                                                  (unaudited and in millions, except per share data)

      Sales                                             $    673.9         $    628.4          $  1,209.9           $  1,135.8
      Income from continuing operations                       29.7               24.6                37.5                 30.8
      Income from continuing operations
        per share-basic                                       0.22               0.18                0.27                 0.22
      Income from continuing operations
        per share-diluted                                     0.22               0.18                0.27                 0.22

      The above pro forma results are for informational purposes only and may not be indicative of actual results that would have occurred had the new business relationship with PepsiCo commenced as of January 1, 1999.

5. Discontinued operations in the second quarter of 2000 includes income arising from certain insurance settlements for environmental matters (see
      Note 14) related to a former subsidiary, Pneumo Abex, net of certain increased environmental and related accruals. Loss from discontinued operations in the second quarter of 1999 includes a $12 million settlement of environmental litigation filed against Pneumo Abex and an increase of $30.8 million in accruals for estimated future environmental remediation and other matters. The pretax income from discontinued operations in the second quarter of 2000 has been reduced by income taxes of $5.8 million, and the pretax loss from discontinued operations in the second quarter of 1999 has been reduced by income tax benefits of $15.6 million.

6. In the first quarter of 2000, the Company sold its operations in the Baltics. This sale resulted in a gain of $2.6 million ($1.4 million after taxes), which is reflected in "Other income (expense), net" on the Condensed Consolidated Statements of Income.

7. Based on negotiations for the sale of property held in the downtown area of Chicago, the Company recorded a charge of $56.3 million ($35.9 million after tax) in the second quarter of 1999 to reduce the book value of the property. This charge is reflected in "Other income (expense), net" on the Condensed Consolidated Statements of Income.

8.    The Company's comprehensive income (loss) is as follows:

                                                              Second Quarter                             First Half
                                                     ------------------------------           -------------------------------
                                                       2000                  1999                2000                  1999
                                                     ---------            ----------          ----------            ---------
                                                                                   (in millions)

      Net income (loss)                              $    39.5           $     (37.5)         $     49.7            $   (23.2)
      Foreign currency translation adjustment             (4.2)                 (4.2)               (8.3)                (5.4)
      Unrealized (losses) gains on securities             (3.5)                  1.4                 4.9                  0.1
                                                     ----------          -----------          ----------            ---------
        Comprehensive income (loss)                  $    31.8           $     (40.3)         $     46.3            $   (28.5)
                                                     ==========          ===========          ==========            =========

      Unrealized (losses) gains on securities are presented net of tax (benefit) expense of ($2.0) million, $0.8 million, $3.0 million and $0.1 million, respectively.

9.    Interest expense, net, is comprised of the following:

                                                              Second Quarter                             First Half
                                                     -------------------------------          -------------------------------
                                                       2000                  1999                2000                  1999
                                                     ---------            ----------          ----------            ---------
                                                                                   (in millions)

      Interest expense                               $   (21.6)           $    (15.6)         $    (42.4)           $   (27.6)
      Interest income                                      0.3                   1.4                 0.8                  2.1
                                                     ---------            ----------          ----------            ---------
        Interest expense, net                        $   (21.3)           $    (14.2)         $    (41.6)           $   (25.5)
                                                     =========            ==========          ==========            =========

10. Net cash provided by operating activities includes cash payments and receipts for interest and income taxes as follows:

                                                          First Half
                                                  -------------------------
                                                    2000            1999
                                                  --------        ---------
                                                         (in millions)

      Interest paid                               $   43.4        $    26.1
      Interest received                                0.7              2.6
      Income taxes paid, net of refunds                5.9             19.8

11. In the first quarter of 2000, the Company's Board of Directors authorized an annual cash dividend of $0.04 per share, payable on April 3, 2000. Prior to 2000, the Company paid cash dividends on a quarterly basis.

12. As of the end of the second quarter of 2000, the components of inventory were approximately 45 percent comprised of raw materials and supplies and 55 percent comprised of finished goods, which is essentially the same mix as the end of fiscal year 1999.

13. In the second and third quarters of 1999 and in the third and fourth quarters of 1997, Whitman and Pepsi General recorded special charges for staff reductions and asset and investment write-downs. The special charges totaled $27.9 million ($19.0 million after taxes) in 1999 and $49.3 million ($31.6 million after taxes and minority interest) in 1997. A further description of the charges taken is presented in the Company's 1999 Annual Report on Form 10-K.

      The following table summarizes activity associated with the special charges:

                                                                          1997             1999
                                                                        Charges          Charges            Total
                                                                        -------          -------            -----
                                                                                      (in millions)

      Accrued liabilities as of fiscal year end 1999
         (all employee related costs)                                  $   8.3           $  4.3           $  12.6
      Expenditures for employee related costs                             (8.3)            (2.8)            (11.1)
                                                                       -------           ------           -------
      Accrued liabilities at the end of the second quarter of 2000     $    --           $  1.5           $   1.5
                                                                       =======           ======           =======

      Employee related costs recorded in the 1999 special charges include severance payments for management and staff affected by the consolidation of international headquarters and operations in Poland and management changes in certain domestic markets. Employee related costs recorded in the 1997 special charges include severance payments for the management and staff affected by changes in organizational structure, as well as other headcount reduction programs. The 1997 charges affected approximately 125 positions at Pepsi General and essentially all employees at Whitman Corporate. All remaining payments for employee related costs were made during the first quarter of 2000 to employees affected by the 1997 staff reductions. The charges recorded in 1999 were related to the elimination of approximately 310 positions, of which approximately 5 positions are yet to be eliminated as of the end of the second quarter of 2000.

      The accrued liabilities remaining as of the end of the second quarter of 2000 are comprised of deferred severance payments and certain employee benefits, which principally relate to previously severed employees. The Company expects to pay a significant portion of the $1.5 million of employee related costs, using cash from operations, during the next twelve months; accordingly, such amounts are classified as other current liabilities.

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

      At the end of the second quarter of 2000, the Company had accruals of $26.4 million to cover these potential liabilities, including $5 million classified as current liabilities. Such amounts are determined using estimated undiscounted future cash requirements, and have not been reduced by potential future insurance recoveries. During the second quarter of 2000, the Whitman-Pneumo Abex Settlement Trust (the "Trust") was established for purposes of satisfying a portion of the Company's future environmental obligations. At the end of the second quarter, the Trust received $33 million, which will be responsive to the Company's future environmental obligations; therefore, a like amount of environmental liabilities was removed from the Company's balance sheet in the second quarter. As of the end of the second quarter of 2000, total liabilities recorded by the Company and the Trust were $59.4 million.

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

      Options to purchase the following shares were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares during the related period:

                                                              Second Quarter                             First Half
                                                     --------------------------------         --------------------------------
                                                        2000                 1999                2000                  1999
                                                     -----------          -----------         -----------           ----------
                                                                      (in millions, except per share amounts)

      Shares under options outstanding                 8,696,743            3,688,544           8,696,743             2,680,700
      Weighted-average exercise price per
        share                                        $     17.28         $      21.02         $     17.28           $     22.36

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              RESULTS OF OPERATIONS

              2000 SECOND QUARTER COMPARED WITH 1999 SECOND QUARTER

      Reported sales and operating income for the second quarter of 2000 and 1999 are summarized below ($ in millions):

                                                                                    Reported
                                Reported Sales                                 Operating Income
                           ------------------------           %             ------------------------         %
                             2000            1999          Change             2000           1999          Change
                           ---------      ---------        ------          ---------      ---------        ------

      Domestic             $  598.7       $   461.9         29.6           $    76.7      $    61.5         24.7
      International            83.9            43.3         93.8                 2.4          (24.7)          *
                           --------       ---------                        ---------      ---------

      Total                $  682.6       $   505.2         35.1           $    79.1      $    36.8        114.9
                           ========       =========                        =========      =========

      * not meaningful

      On a reported basis, domestic sales increased $136.8 million, or 29.6 percent, in the second quarter of 2000 compared to 1999, primarily reflecting sales contributed by the territories acquired from PepsiCo in 1999 and improved pricing.

      Reported international sales increased significantly in the second quarter of 2000 compared to 1999 due to sales contributed by the territories in Central Europe acquired from PepsiCo, as well as sales contributed by Toma. Toma was acquired on December 1, 1999, and contributed $12.9 million of sales in the second quarter of 2000.

      The consolidated gross profit margin on a reported basis was essentially flat at 40.9 percent in the second quarter compared with 41.0 percent in 1999. The gross profit margin percentage reflects the benefits of increased pricing in the domestic territories, offset by higher product costs brought about by changes in costs and shifts in package mix to more polyethylene ("PET") bottles, as well as the lower margin sales contributed by the acquired domestic territories and Toma.

      On a reported basis, selling, general and administrative ("S,G&A") expenses, excluding amortization expense and special charges, were 27.8 percent of sales in the second quarter of 2000, compared with 28.0 percent in 1999. The decrease in S,G&A expenses as a percent of sales principally reflects the benefits of higher selling prices achieved in the domestic territories and cost reduction efforts initiated in 1999, as well as final purchase accounting adjustments recorded in the second quarter of 2000, which reduced depreciation expense by approximately $3 million. Offsetting these improvements were incremental costs of $1.2 million related to the integration of the back office systems of the acquired domestic territories.

      Reported domestic operating income in 2000 increased $15.2 million, or
24.7 percent, principally due to the operating income contributed by the acquired domestic operations and improved domestic pricing, partially offset by higher amortization expense. Additionally, operating income in the second quarter of 1999 was reduced by special charges of $2.8 million for management changes in certain domestic markets (see Note 13 to the Condensed Consolidated Financial Statements). The special charges were principally for severance and related benefits to be paid to the affected individuals.

      Reported international operating income of $2.4 million in the second quarter compared favorably with operating losses of $24.7 million in the previous year. Included in the second quarter of 1999 were special charges of $20.6 million resulting principally from the acquisition of the Central European territories from PepsiCo (see Note 13 to the Condensed Consolidated Financial Statements). The special charges in international were principally for asset write-downs and severance related payments, as well as the write-down of the investment in the Baltics. The operations in the Baltics were subsequently sold in the first quarter of 2000. Excluding the charges, the operating income of $2.4 million represented an improvement of $6.5 million. Operating income in 2000 reflects the benefits of the unseasonably warm weather experienced in the current quarter, the cost reduction efforts initiated in 1999, and favorable depreciation adjustments of $2.1 million due to finalizing purchase accounting related to acquired assets. Operating losses in 1999 included losses attributable to the Baltics of $0.6 million.

      Net interest expense increased $7.1 million to $21.3 million in the second quarter of 2000. The increase reflects the higher outstanding debt in the current quarter resulting from the transaction with PepsiCo and subsequent share repurchase activity.

      The Company reported other income, net of $0.9 million in the second quarter of 2000, compared with other expense, net of $54.4 million in the second quarter of 1999. The second quarter of 1999 included a charge of $56.3 million to reduce the book value of real estate located in the downtown area of Chicago and a credit of $3.6 million for the reduction of real estate tax accruals on non-operating property. Absent these items, other income, net improved by $2.6 million. The improvement was not attributed to any one significant item.

      Due to the 1999 transaction with PepsiCo that resulted in the divestiture of certain of the Company's operations, as well as the acquisition of significant domestic and Central European territories from PepsiCo, as more fully described in Note 4 to the Condensed Consolidated Financial Statements, the Company believes that comparable results provide a better indication of current operating trends than reported results. Comparable operating results are determined by adjusting, as of the beginning of each period, the results for 1999 to give effect to the 1999 PepsiCo transaction as if it occurred at the beginning of 1999. In addition, comparable operating results align the domestic reporting calendar of the acquired territories; exclude the special charges incurred in the second quarter of 1999; exclude the $4.5 million of charges incurred in the first quarter of 1999 related to the settlement of insurance, severance and legal matters; and exclude the second quarter 1999 impact of eliminating the two-month reporting lag in consolidating international results.

      Comparable sales and operating income for the second quarter of 2000 and 1999 are summarized below ($ in millions):

                                                                                   Comparable
                               Comparable Sales                                 Operating Income
                           ------------------------           %            ------------------------           %
                             2000            1999          Change             2000           1999          Change
                           ---------      ---------        ------          ---------      ---------        ------

      Domestic             $  590.0       $   563.0          4.8           $    75.0      $    69.8          7.4
      International            83.9            65.4         28.3                 2.4           (7.5)          *
                           --------       ---------                        ---------      ---------

      Total                $  673.9       $   628.4          7.2           $    77.4      $    62.3         24.2
                           ========       =========                        =========      =========

      * not meaningful

      Comparable domestic sales in the quarter increased $27 million, or 4.8 percent, reflecting a 5.5 percent increase in the average net selling price per raw case, offset by a decline in volume. Bottle and can volume on an 8-ounce equivalent basis declined by 0.5 percent. Despite lower overall volume levels, positive growth trends were achieved in vending and in the 20-ounce PET package, which reflect the benefits of continued investment in the cold drink channel. In addition, water offerings, Aquafina and Avalon, experienced strong double-digit growth in the quarter.

      On a comparable basis, international sales increased $18.5 million, or
28.3 percent. Toma contributed sales of $12.9 million in the current quarter, while Toma sales were not included in 1999. The remaining improvement in sales reflected the benefit of improved weather across Central Europe, despite currency devaluation of approximately ten percent across the combined operations.

      On a comparable basis, the consolidated gross profit margin was 0.8 percentage points below the comparable period of 1999 due, in part, to the lower margin products sold by Toma. The gross profit margin for the domestic operations, on a comparable basis, was essentially unchanged from the previous year.

      Comparable S,G&A expenses as a percentage of sales were 240 basis points lower in the current year. The reduction principally reflects the improved domestic pricing, the benefits of the cost reduction efforts begun in 1999, lower distribution costs incurred by Toma, and lower depreciation expense due to finalizing purchase accounting related to the acquired assets.

      On a comparable basis, domestic operating income increased $5.2 million, or 7.4 percent. The domestic operating margin was 12.7 percent, compared with
12.4 percent in 1999. The improved margin percentage reflects the benefits of higher domestic pricing and cost reduction efforts initiated in 1999, partially offset by incremental integration costs.

      On a comparable basis, international operating income of $2.4 million was nearly $10 million better than the operating losses of $7.5 million for the comparable period of 1999. The improvement in operating performance reflects the benefit of the unseasonably warm weather in the second quarter of 2000, the benefits of cost reduction efforts begun in 1999, including the consolidation of operations in Poland and elimination of the headquarters in Warsaw, and lower depreciation in the quarter due to finalizing purchase accounting for the acquired assets.

                              RESULTS OF OPERATIONS

                  2000 FIRST HALF COMPARED WITH 1999 FIRST HALF

      Reported sales and operating income for the first half of 2000 and first half of 1999 are summarized below ($ in millions):

                                                                                    Reported
                                Reported Sales                                  Operating Income
                           ------------------------           %            ------------------------           %
                             2000            1999          Change             2000           1999          Change
                           ---------      ---------        ------          ---------      ---------        ------

      Domestic             $1,092.2       $   818.7         33.4           $   126.5      $   100.1         26.4
      International           139.3            56.8        145.2                (9.8)         (32.1)        69.5
                           --------       ---------                        ---------      ---------

      Total                $1,231.5       $   875.5         40.7           $   116.7      $    68.0         71.6
                           ========       =========                        =========      =========

      On a reported basis, domestic sales increased $273.5 million, or 33.4 percent, in the first half of 2000 compared to 1999, primarily reflecting sales contributed by the acquired territories and improved pricing.

      Reported international sales increased significantly in the first half of 2000 compared to 1999 due to sales contributed by the territories in Central Europe acquired from PepsiCo, as well as sales contributed by Toma. Toma's sales in the first half of 2000 were $22.9 million, while no Toma sales were included in 1999.

      The consolidated gross profit margin on a reported basis improved to 41.3 percent in the first half of 2000 compared with 40.9 percent in 1999. The higher gross profit margin percentage reflects the benefits of increased pricing in the domestic territories, offset by higher product costs brought about by changes in costs and shifts in package mix to more PET bottles, as well as the lower margin sales contributed by the acquired domestic territories and Toma.

      On a reported basis, S,G&A expenses, excluding amortization expense and special charges, represented 30.1 percent of sales in the first half of 2000, compared with 29.3 percent in 1999. The increase in S,G&A expenses as a percent of sales primarily reflects approximately $3 million of incremental costs in the first half of 2000 to integrate the back office systems of the acquired domestic territories and higher selling expenses in the acquired domestic territories. In addition, the first half of 2000 included additional domestic depreciation expense of $11.1 million in S,G&A, principally related to the Company's cold drink initiative. These increases were partially offset by the impact of final purchase accounting adjustments, which reduced depreciation in the second quarter of 2000 by $3 million.

      Reported domestic operating income in the first half of 2000 increased $26.4 million, or 26.4 percent, principally due to the operating income contributed by the acquired domestic operations and better domestic pricing, partially offset by higher amortization expense. Additionally, operating income in the second quarter of 1999 was reduced by special charges of $2.8 million for management changes in certain domestic markets (see Note 13 to the Condensed Consolidated Financial Statements). The special charges were principally for severance and related benefits to be paid to the affected individuals.

      Reported international operating losses of $9.8 million in the first half of 2000 compared favorably with operating losses of $32.1 million in the previous year. Included in the first half of 1999 were special charges of $20.6 million resulting principally from the acquisition of the Central European territories from PepsiCo (see Note 13 to the Condensed Consolidated Financial Statements). The special charges in international were principally for asset write-downs and severance related payments, as well as the write-down of the investment in the Baltics. The operations in the Baltics were subsequently sold in the first quarter of 2000. Excluding the charges, the operating losses of $9.8 million in 2000 were $1.7 million better than operating losses of $11.5 million in the previous year. The improvement principally reflects the benefits of the unseasonably warm weather experienced in the second quarter of 2000, the cost reduction efforts initiated in 1999, and lower depreciation due, in part, to finalizing purchase accounting adjustments related to the acquired assets. Offsetting these improvements were the additional losses included in the first half of 2000 related to the territories in Central Europe acquired from PepsiCo in 1999. The territories were only included for one month in the first half of 1999. Included in the first half results for 1999 were $4.7 million of operating losses for the previously owned territories in Russia and the Baltics.

      Net interest expense increased $16.1 million to $41.6 million in the first half of 2000. The increase reflects the higher outstanding debt in the first half of 2000 resulting from the transaction with PepsiCo and subsequent share repurchase activity.

      The Company reported other income, net of $3.0 million in the first half of 2000, compared with other expense, net of $47.8 million in the first half of 1999. The first half of 2000 included a $2.6 million gain from the sale of the operations in the Baltics. The first half of 1999 included a charge of $56.3 million to reduce the book value of real estate located in the downtown area of Chicago; a gain from the sale of franchises of $11.4 million; and the benefit of eliminating real estate tax accruals of $3.6 million related to non-operating property. Absent these items, other income, net improved by approximately $7 million. The improvement was attributed, in part, to the elimination of management fees paid to PepsiCo, which were $3.1 million, and losses of $2 million from the manufacturing joint venture in Poland, both included in the first half of 1999. There were no other individually significant changes between the periods.

      See "Results of Operations - 2000 Second Quarter Compared with 1999 Second Quarter" for discussion of the basis used below for determining comparable results of operations.

      Comparable sales and operating income for the first half of 2000 and first half of 1999 are summarized below ($ in millions):

                                                                                   Comparable
                               Comparable Sales                                 Operating Income
                           ------------------------           %            ------------------------           $
                             2000            1999          Change             2000           1999          Change
                           ---------      ---------        ------          ---------      ---------        ------

      Domestic             $1,070.6       $ 1,024.3          4.5           $   122.8      $   112.5          9.2
      International           139.3           111.5         24.9                (9.8)         (21.6)        54.6
                           --------       ---------                        ---------      ---------

      Total                $1,209.9       $ 1,135.8          6.5           $   113.0      $    90.9         24.3
                           ========       =========                        =========      =========

      Comparable domestic sales in the first half increased $46.3 million, or
4.5 percent, reflecting a 5.4 percent increase in the average net selling price per raw case, but with volume essentially flat. Bottle and can volume on an 8-ounce equivalent basis declined by 0.2 percent. Despite the overall volume trend, positive growth trends were achieved in both vending and in the 20-ounce PET package, which reflect the benefits of continued investment in the cold drink channel. In addition, water offerings, Aquafina and Avalon, experienced strong double-digit growth in the first half.

      On a comparable basis, international sales increased $27.8 million, or
24.9 percent. The increase in sales included Toma's sales of $22.9 million in the first half (no Toma sales were included in 1999), while the remaining improvement was due to favorable weather across Central Europe in the second quarter of 2000. The increase in sales occurred despite currency devaluation of approximately ten percent across the combined operations.

      The comparable consolidated gross profit margin was 0.5 percentage points below the comparable period of 1999 due, in part, to the lower margin products sold by Toma. Results for Toma were not included in the comparable period for 1999. The gross profit margin for the domestic operations, on a comparable basis, improved modestly from the previous year.

      On a comparable basis, S,G&A expenses as a percentage of sales were 190 basis points lower in the current year. The reduction principally reflects the benefits of improved domestic pricing, the benefits of the cost reduction efforts begun in 1999, lower distribution costs incurred by Toma and lower depreciation expense, partially offset the incremental integration costs in the first half of 2000.

      Comparable domestic operating income increased $10.3 million, or 9.2 percent, in the first half of 2000. The domestic operating margin was 11.5 percent, compared with 11.0 percent in 1999. The improved margin percentage reflects the benefits of higher domestic pricing and cost reduction efforts initiated in 1999, partially offset by incremental integration costs.

      On a comparable basis, international's combined operating losses of $9.8 million in the first half of 2000 were nearly $12 million better than the operating losses of $21.6 million incurred in the comparable period of 1999. The improvement primarily reflects the benefit of the unseasonably warm weather in the second quarter of 2000, the benefits of cost reduction efforts begun in 1999, and $2.1 million of lower depreciation expense in the first half of 2000 due to finalizing the purchase accounting adjustments.

                         LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by continuing operations increased by $39.6 million to $73.9 million for the first half of 2000. The increase in cash from continuing operations is due primarily to operating cash flow provided by the acquired domestic territories and improved operating cash flow in the existing domestic territories.

      Investing activities included $2.5 million of net proceeds received from the Company's sale of its Baltic operations in the first quarter of 2000. Included in 1999 were $113.6 million of proceeds from the sale of its franchise territories in Marion, Virginia; Princeton, West Virginia; and Russia. The Company paid $2.5 million in the second quarter of 2000 related to a contingent payout provision on a 1999 acquisition. Investing activities in the first half of 1999 include $105.7 million of net cash paid for the domestic and Central European franchises acquired from PepsiCo. The Company made capital investments, net of proceeds from asset sales, of $87.6 million in the first half of 2000 compared with $79.2 million in the first half of 1999. The increase in capital spending reflects the addition of the acquired territories in 2000. More than half of the Company's domestic capital spending supports its cold drink initiative.

      The Company's total debt increased $58.8 million to $1,241.1 million at the end of the second quarter of 2000. The Company repurchased 3.0 million shares and 13.4 million shares of its common stock for $35.7 million and $251.9 million in the first half of 2000 and 1999, respectively. The Company declared an annual dividend of four cents per share in the first quarter of 2000, which was paid in the second quarter of 2000. The quarterly dividend rate was five cents per share in the first quarter of 1999 and one cent per share in second quarter of 1999. The issuance of common stock, including treasury shares, for the exercise of stock options resulted in cash inflows of $1.2 million in the first half of 2000.

      The Company has a revolving credit agreement with maximum borrowings of $500 million, which acts as back-up for the Company's $500 million commercial paper program; accordingly, the Company has a total of $500 million available under the commercial paper program and revolving credit facility combined. Total commercial paper borrowings were $414.2 million at the end of the second quarter of 2000. The Company believes that with its existing operating cash flows, available lines of credit, and the potential for additional debt and equity offerings, it will have sufficient resources to fund its future growth and expansion, as well as any potential acquisitions.

                           FORWARD-LOOKING STATEMENTS

      This quarterly report on Form 10-Q contains certain forward-looking information that reflects management's expectations, estimates and assumptions, based on information available at the time this Form 10-Q was prepared. When used in this document, the words "anticipate," "believe," "estimate," "expect," "plan," "intend" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, including, but not limited to, the following: competition, including product and pricing pressures; changing trends in consumer tastes; changes in the Company's relationship and/or support programs with PepsiCo and other brand owners; market acceptance of new product offerings; weather conditions; cost and availability of raw materials; availability of capital; labor and employee benefit costs; unfavorable interest rate and currency fluctuations; costs of environmental remediation; costs of legal proceedings; and general economic, business and political conditions in the countries and territories where the Company operates.

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

                     CURRENT AND PENDING ACCOUNTING CHANGES

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS Nos. 137 and 138, is effective for fiscal 2001. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of a derivative and whether it qualifies for hedge accounting. The Company is currently assessing the effects of adopting SFAS No. 133, as amended, and has not yet made a determination of the impact adoption will have on the consolidated financial statements.

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

Interest Rates

      In the first half of 2000, the risk from changes in interest rates was not material to the Company's operations because a significant portion of the Company's debt issues were fixed rate obligations. Substantially all of the Company's floating rate exposure related to changes in LIBOR and the overnight Federal Funds rate. Assuming consistent levels of floating rate debt with those held by the Company at the end of the first half of 2000, a 50 basis point (0.5 percent) change in each of these rates would have had an impact of approximately $1 million on the Company's interest expense in the first half of 2000. The Company uses interest rate swaps on a limited basis to manage floating rate debt exposure. In the first quarter of 2000, the Company had cash equivalents throughout the quarter, principally invested in money market funds and commercial paper, which were most closely tied to overnight Federal Funds rates. Assuming a change of 50 basis points in the rate of interest associated with the Company's short-term investments, interest income would not have changed by a significant amount.

Currency Exchange Rates

      Because the Company operates international franchise territories, it is subject to exposure resulting from changes in currency exchange rates. Currency exchange rates are established based on a variety of economic factors including local inflation, growth, interest rates and governmental actions, as well as other factors. The Company currently does not hedge the translation risks of investments in its international operations. Historically, any positive cash flows generated have been reinvested in the operations, other than loan repayments from the manufacturing operations in Poland.

      International operations represent approximately 10 percent of the Company's total sales. Changes in currency exchange rates impact the translation of the results of the international operations from their local currencies into U.S. dollars. If the currency exchange rates had changed by 5 percent in the first half of 2000, the impact on reported operating income would have been approximately $0.5 million. This estimate does not take into account the possibility that specific currency exchange rates can move in opposite directions and that gains in one category may or may not be offset by losses from another category.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

(a)      May 4, 2000 Annual Meeting of Shareholders.

(b)      Election of Directors

         The following persons were elected at the Annual Meeting of Shareholders held on May 4, 2000 to serve as directors for the ensuing year:

             Herbert M. Baum                    Charles W. Gaillard
             Bruce S. Chelberg                  Jarobin Gilbert, Jr.
             Richard G. Cline                   Victoria B. Jackson
             Pierre S. duPont                   Robert F. Sharpe, Jr.
             Archie R. Dykes                    Karl M. von der Heyden

(c)      Matters Voted Upon

         Proposal 1:  Election of Directors

         The following votes were recorded with respect thereto:

                                           Votes For           Votes Withheld

         Herbert M. Baum                  119,771,282                761,344
         Bruce S. Chelberg                116,014,293              4,518,333
         Richard G. Cline                 119,774,324                758,302
         Pierre S. duPont                 119,774,945                757,681
         Archie R. Dykes                  119,770,277                762,349
         Charles W. Gaillard              119,776,201                756,425
         Jarobin Gilbert, Jr.             119,772,314                760,312
         Victoria B. Jackson              119,772,468                760,158
         Robert F. Sharpe, Jr.            119,775,262                757,364
         Karl M. von der Heyden           119,771,444                761,182

        Proposal 2:  Approval of Whitman Corporation 2000 Stock Incentive Plan

        The following votes were recorded with respect thereto:

                     Votes for                   89,266,677
                     Votes against               22,511,610
                     Votes withheld               8,477,878
                     Votes abstaining               276,461
                                                -----------

                     Total shares voted         120,532,626
                                                ===========

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

         12.  Statement of Calculation of Ratio of Earnings to Fixed Charges

         27.  Financial Data Schedules for the first half of 2000 and 1999

(b)      Reports on Form 8-K.

         None.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               WHITMAN CORPORATION

Date: August 15, 2000       By:/s/ MARTIN M. ELLEN
      ---------------          -------------------------------------------------
                               Martin M. Ellen

                               Senior Vice President and Chief Financial Officer (As Chief Accounting Officer and Duly
                                Authorized Officer of Whitman Corporation)