Form 10-Q
period 2000-09-30
WHITMAN CORP/NEW/
filed 2000-11-14
CIK 1084230

WHITMAN CORPORATION

                                    FORM 10-Q

                               THIRD QUARTER 2000

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2000
                                     ------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to _______

                        Commission File Number 001-15019

                               WHITMAN CORPORATION

             (Exact name of registrant as specified in its charter)

        Delaware                                            13-6167838
-------------------------------                       ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                       Identification Number)


3501 Algonquin Road, Rolling Meadows, Illinois                60008
----------------------------------------------             -----------
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

As of October 25, 2000, the Registrant had 136,351,384 outstanding shares (excluding treasury shares) of common stock, par value $0.01 per share, the Registrant's only class of common stock.

                              WHITMAN CORPORATION
                                   FORM 10-Q
                               THIRD QUARTER 2000


                                    CONTENTS

PART I  FINANCIAL INFORMATION
        Item 1. Financial Statements
                Condensed Consolidated Statements of Income                   2
                Condensed Consolidated Balance Sheets                         3
                Condensed Consolidated Statements of Cash Flows               4
                Notes to Condensed Consolidated Financial Statements          5
        Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         9
        Item 3. Quantitative and Qualitative Disclosures About Market Risk    14

PART II OTHER INFORMATION
        Item 6. Exhibits and Reports on Form 8-K                              15

SIGNATURE                                                                     15

                              WHITMAN CORPORATION
                                   FORM 10-Q
                               THIRD QUARTER 2000


                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (unaudited and in millions, except per share data)

                                                            Third Quarter                       Nine Months
                                                     ------------------------           --------------------------
                                                        2000           1999                2000            1999
                                                     ---------       --------           ---------       ---------

Sales                                                $   655.2       $   680.5          $ 1,886.7       $ 1,556.0
Cost of goods sold                                       386.2           392.0            1,109.4           909.8
                                                     ---------       ---------          ---------       ---------
   Gross profit                                          269.0           288.5              777.3           646.2
Selling, general and administrative expenses             180.9           205.7              552.1           462.6
Amortization expense                                       9.9             9.6               30.3            19.0
Special charges                                             --             4.5                 --            27.9
                                                     ---------       ---------          ---------       ---------
   Operating income                                       78.2            68.7              194.9           136.7
Interest expense, net                                    (21.8)          (19.4)             (63.4)          (44.9)
Other (expense) income, net                               (1.2)           (2.1)               1.8           (49.9)
                                                     ---------       ---------          ---------       ---------
   Income before income taxes                             55.2            47.2              133.3            41.9
Income taxes                                              26.3            22.8               63.6             6.9
                                                     ---------       ---------          ---------       ---------
   Income from continuing operations
    before minority interest                              28.9            24.4               69.7            35.0
Minority interest                                           --              --                 --             6.6
                                                     ---------       ---------          ---------       ---------
   Income from continuing operations                      28.9            24.4               69.7            28.4
Income from discontinued operations after taxes             --              --                8.9           (27.2)
                                                     ---------       ---------          ---------       ---------
   Net income                                        $    28.9       $    24.4          $    78.6       $     1.2
                                                     =========       =========          =========       =========

Weighted average common shares:

   Basic                                                 136.3           141.7              136.9           117.6
   Incremental effect of stock options                     0.6             0.9                0.4             1.1
                                                     ---------       ---------          ---------        --------
   Diluted                                               136.9           142.6              137.3           118.7
                                                     =========       =========          =========        ========

Income (loss) per share - basic:

   Continuing operations                             $    0.21       $    0.17          $    0.51        $   0.24
   Discontinued operations                                  --              --               0.06           (0.23)
                                                     ---------       ---------          ---------        --------
   Net income                                        $    0.21       $    0.17          $    0.57        $   0.01
                                                     =========       =========          =========        ========

Income (loss) per share - diluted:

   Continuing operations                             $    0.21       $    0.17          $    0.51        $   0.24
   Discontinued operations                                  --              --               0.06           (0.23)
                                                     ---------       ---------          ---------        --------
   Net income                                        $    0.21       $    0.17          $    0.57        $   0.01
                                                     =========       =========          =========        ========

Cash dividends per share                             $      --       $    0.01          $    0.04        $   0.07
                                                     =========       =========          =========        ========


See accompanying notes to condensed consolidated financial statements.

                              WHITMAN CORPORATION
                                   FORM 10-Q
                               THIRD QUARTER 2000

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in millions, except per share data)

                                                                                 End of Third      End of Fiscal
                                                                                 Quarter 2000         Year 1999
                                                                                --------------     ------------
                                                                                  (unaudited)

ASSETS:
Current assets:

     Cash and equivalents                                                       $       99.9       $      114.5
     Receivables                                                                       273.7              265.1
     Inventories                                                                       120.1              112.1
     Other current assets                                                               29.7               46.3
                                                                                ------------       ------------
         Total current assets                                                          523.4              538.0
Investments                                                                             50.3               47.9
Property (at cost)                                                                   1,454.0            1,384.5
Accumulated depreciation                                                              (615.3)            (552.8)
                                                                                ------------       ------------
     Net property                                                                      838.7              831.7
                                                                                ------------       ------------
Intangible assets, net                                                               1,396.7            1,416.3
Other assets                                                                            38.7               30.4
                                                                                ------------       ------------
Total assets                                                                    $    2,847.8       $    2,864.3
                                                                                ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:

     Short-term debt, including current maturities of long-term debt            $      414.1       $      373.3
     Accounts and dividends payable                                                    168.5              192.2
     Other current liabilities                                                         141.2              173.6
                                                                                ------------       ------------
         Total current liabilities                                                     723.8              739.1
                                                                                ------------       ------------
Long-term debt                                                                         808.6              809.0
Deferred income taxes                                                                   67.7               71.1
Other liabilities                                                                       82.9              102.9
Shareholders' equity:
     Preferred stock ($0.01 par value, 12.5 million shares authorized;
         no shares issued)                                                               --                  --
     Common stock ($0.01 par value, 350.0 million shares authorized;
         167.3 million shares issued)                                                1,634.0            1,634.4
     Retained income                                                                   149.9               76.7
     Accumulated other comprehensive loss:
         Cumulative translation adjustment                                             (42.1)             (24.4)
         Unrealized investment gain                                                      3.6                2.1
                                                                                ------------       ------------
              Accumulated other comprehensive loss                                     (38.5)             (22.3)
                                                                                ------------       ------------
     Treasury stock (30.9 million shares - 2000
         and 28.2 million shares - 1999)                                              (580.6)            (546.6)
                                                                                ------------       ------------

Total shareholders' equity                                                           1,164.8            1,142.2
                                                                                ------------       ------------

Total liabilities and shareholders' equity                                      $    2,847.8       $    2,864.3
                                                                                ============       ============


See accompanying notes to condensed consolidated financial statements.

                              WHITMAN CORPORATION
                                   FORM 10-Q
                               THIRD QUARTER 2000

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited and in millions)


                                                                                               Nine Months
                                                                                     -----------------------------
                                                                                         2000              1999
                                                                                     ------------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Income from continuing operations                                                    $      69.7       $      28.4
Adjustments to reconcile to net cash provided by continuing operations:
   Depreciation and amortization                                                           120.6              88.7
   Deferred income taxes                                                                    (0.7)            (39.3)
   Gain on sale of franchises                                                               (1.4)             (8.0)
   Special charges and real estate impairment                                                 --              84.2
   Cash outlays related to special charges                                                 (11.9)             (9.1)
   Other                                                                                     0.5               7.1
Changes in assets and liabilities, exclusive of acquisitions:
   Increase in receivables                                                                  (9.0)            (41.0)
   (Increase) decrease in inventories                                                       (8.1)              9.7
   (Decrease) increase in payables                                                         (23.7)             17.2
   Net change in other assets and liabilities                                               (2.3)            (19.4)
                                                                                     -----------       -----------
Net cash provided by continuing operations                                                 133.7             118.5
                                                                                     -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of franchises, net of cash divested                                       2.5             113.6
Franchises acquired, net of cash acquired                                                   (2.5)           (105.7)
Capital investments, net                                                                  (129.3)           (126.5)
Net activity with joint ventures                                                              --               1.2
Proceeds from sale of investments                                                             --               7.0
                                                                                     -----------       -----------
   Net cash used in investing activities                                                  (129.3)           (110.4)
                                                                                     -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net borrowings of short-term debt                                                          115.9             (16.8)
Proceeds from issuance of long-term debt                                                      --             298.0
Repayment of long-term debt                                                                (75.7)            (33.9)
Common stock dividends                                                                      (5.5)             (7.4)
Treasury stock purchases                                                                   (35.7)           (261.1)
Issuance of common stock                                                                     1.3               2.5
                                                                                     -----------       -----------
   Net cash provided by (used in) financing activities                                       0.3             (18.7)
                                                                                     -----------       -----------

Net cash used in discontinued operations                                                   (18.5)            (19.6)
Effect of exchange rate changes on cash and equivalents                                     (0.8)             (0.9)
                                                                                     -----------       -----------
Change in cash and equivalents                                                             (14.6)            (31.1)
Cash and equivalents at beginning of year                                                  114.5             147.6
                                                                                     -----------       -----------
Cash and equivalents at end of nine months                                           $      99.9       $     116.5
                                                                                     ===========       ===========


See accompanying notes to condensed consolidated financial statements.

                              WHITMAN CORPORATION
                                   FORM 10-Q
                               THIRD QUARTER 2000


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The condensed consolidated financial statements included herein have been prepared by Whitman Corporation ("Whitman" or the "Company") without audit. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures made are adequate to ensure the information presented is not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K. In the opinion of management, the information furnished herein reflects all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of results for the interim periods presented. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

3. The Company's fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31; fiscal 1999 ended on January 1, 2000. The Company's third quarters of 2000 and 1999 ended on September 30, 2000 and October 2, 1999, respectively.

4. On August 21, 2000, the Company and PepsiAmericas, Inc. ("PAS") announced that their respective boards of directors approved an agreement to merge PAS into a wholly-owned subsidiary of Whitman. In addition, the Company announced that upon completion of the transaction, PAS Chairman and Chief Executive Officer Robert Pohlad, 46, will become Chief Executive Officer of Whitman. PAS is the third largest U.S. based Pepsi bottler, with annual sales of approximately $576 million and distribution rights in portions of Arkansas, Iowa, Louisiana, Minnesota, Mississippi, North Dakota, South Dakota, Tennessee and Texas. PAS also operates in Puerto Rico and Jamaica and has received certain rights and preferences for expansion of its business with PepsiCo, including further expansion in the Caribbean. The combined company will have operations in 20 states and territories and five overseas countries.

      In general terms, PAS shareholders may elect a cash payment or shares of Whitman common stock in exchange for their PAS shares. PAS shareholders may also elect to participate in an earn-out provision whereby they accept fewer Whitman shares but potentially receive additional shares if the PAS territories meet certain performance goals through 2002. In addition to issuing cash and stock, Whitman will assume approximately $330 million of PAS debt. The Company expects to complete the merger on or about November 30, 2000, upon shareholder approval of both companies. A more detailed description of the merger is included in the Current Report on Form 8-K filed by Whitman on August 23, 2000.

5. On January 25, 1999, the Company announced that its Board of Directors had approved a new business relationship with PepsiCo, Inc. ("PepsiCo"). The new relationship was approved by Whitman shareholders on May 20, 1999 and is more fully described in the Company's 1999 Annual Report on Form 10-K. In connection with the new relationship, the Company sold to PepsiCo its operations in Marion, Virginia; Princeton, West Virginia and the St. Petersburg area of Russia. Initial proceeds from these sales were $117.8 million and the Company recorded a pretax gain of $11.4 million in the first quarter of 1999, which is reflected in "Other (expense) income, net" on the Consolidated Statements of Income. In the fourth quarter of 1999, the final determination of closing date working capital of the territories sold resulted in a $1.9 million increase in the pretax gain. The final gain, after taxes and minority interest, was $7.8 million.

      The domestic and Central European territories acquired from PepsiCo in 1999 have been accounted for under the purchase method. Accordingly, the results of operations of these territories have been included for periods subsequent to the dates of acquisition.

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

      o The after tax gains from the divestiture of franchise territories in 2000 (see Note 7) and 1999 were excluded.

      o The special charges recorded in the second and third quarters of 1999 (see Note 14) were excluded.

      In addition, the results from discontinued operations are excluded from all periods presented. Finally, the 1999 pro forma financial information presented below adjusts the operating results for the domestic territories acquired from PepsiCo in 1999 to conform them to Whitman's reporting calendar and excludes $4.5 million of non-recurring charges recorded in the first quarter of 1999:

                                                                  Third Quarter                           Nine Months
                                                        --------------------------------       -------------------------------
                                                           2000                1999                2000                 1999
                                                        -----------        -----------         -----------          ----------
                                                                  (unaudited and in millions, except per share data)

      Sales                                             $    655.2         $    639.0          $ 1,886.7            $ 1,807.9
      Income from continuing operations                       28.9               23.9               68.3                 57.5
      Income from continuing operations
        per share-basic                                       0.21               0.17               0.50                 0.41
      Income from continuing operations
        per share-diluted                                     0.21               0.17               0.50                 0.41

      The results for the domestic territories acquired from PepsiCo include thirteen weeks and thirty-nine weeks of activity for the third quarter and nine months, respectively. The above pro forma results are for informational purposes only and may not be indicative of actual results that would have occurred had the new business relationship with PepsiCo commenced as of January 1, 1999.

6. Discontinued operations in 2000 includes income arising in the second quarter from certain insurance settlements for environmental matters (see
      Note 15) related to a former subsidiary, Pneumo Abex, net of certain increased environmental and related accruals. Loss from discontinued operations in 1999 includes a second quarter $12 million settlement of environmental litigation filed against Pneumo Abex and an increase of $30.8 million in accruals for estimated future environmental remediation and other matters. The pretax income from discontinued operations in 2000 has been reduced by income taxes of $5.8 million, and the pretax loss from discontinued operations in 1999 has been reduced by income tax benefits of $15.6 million.

7. In the first quarter of 2000, the Company sold its operations in the Baltics. This sale resulted in a gain of $2.6 million ($1.4 million after taxes), which is reflected in "Other (expense) income, net" on the Condensed Consolidated Statements of Income.

8. Based on negotiations for the sale of property held in the downtown area of Chicago, the Company recorded a charge of $56.3 million ($35.9 million after tax) in the second quarter of 1999 to reduce the book value of the property. This charge is reflected in "Other (expense) income, net" on the Condensed Consolidated Statements of Income.

9.    The Company's comprehensive income (loss) is as follows:

                                                               Third Quarter                             Nine Months
                                                     -------------------------------          --------------------------------
                                                       2000                  1999                2000                  1999
                                                     ----------           ----------          ----------            ----------
                                                                                   (in millions)

      Net income                                     $     28.9           $     24.4          $     78.6            $      1.2
      Foreign currency translation adjustment              (9.4)                (1.4)              (17.7)                 (6.8)
      Unrealized gains (losses) on securities              (3.4)                 1.2                 1.5                   1.3
                                                     ----------           ----------          ----------            ----------
        Comprehensive income (loss)                  $     16.1           $     24.2          $     62.4            $     (4.3)
                                                     ==========           ==========          ==========            ==========

      Unrealized gains (losses) on securities are presented net of tax expense (benefit) of ($2.1) million, $0.8 million, $0.9 million and $0.9 million, respectively.

10.   Interest expense, net, is comprised of the following:

                                                               Third Quarter                             Nine Months
                                                     -------------------------------          --------------------------------
                                                       2000                  1999                2000                  1999
                                                     ---------            ----------          ----------            ----------
                                                                                   (in millions)

      Interest expense                               $    (22.0)          $    (20.0)         $    (64.4)           $    (47.6)
      Interest income                                       0.2                  0.6                 1.0                   2.7
                                                     ----------           ----------          ----------            ----------
        Interest expense, net                        $    (21.8)          $    (19.4)         $    (63.4)           $    (44.9)
                                                     ==========           ==========          ==========            ==========

11. Net cash provided by operating activities includes cash payments and receipts for interest and income taxes as follows:

                                                          Nine Months
                                                   ------------------------
                                                     2000            1999
                                                   --------        --------
                                                         (in millions)

      Interest paid                                $   67.9        $   48.0
      Interest received                                 0.9             3.2
      Income taxes paid, net of refunds                30.8            33.1

12. In the first quarter of 2000, the Company's Board of Directors authorized an annual cash dividend of $0.04 per share, payable on April 3, 2000. Prior to 2000, the Company paid cash dividends on a quarterly basis.

13. As of the end of the third quarter of 2000, the components of inventory were approximately 46 percent comprised of raw materials and supplies and 54 percent comprised of finished goods, which is essentially the same mix as the end of fiscal year 1999.

14. In the second and third quarters of 1999 and in the third and fourth quarters of 1997, Whitman and Pepsi General recorded special charges for staff reductions and asset and investment write-downs. The special charges totaled $27.9 million ($19.0 million after taxes) in 1999 and $49.3 million ($31.6 million after taxes and minority interest) in 1997. A further description of the charges taken is presented in the Company's 1999 Annual Report on Form 10-K.

The following table summarizes activity associated with the special charges:


                                                                         1997             1999
                                                                       Charges          Charges            Total
                                                                       -------          -------           -------
                                                                                  (in millions)


      Accrued liabilities as of fiscal year end 1999
         (all employee related costs)                                  $   8.3          $   4.3           $  12.6
      Expenditures for employee related costs                             (8.3)            (3.6)            (11.9)
                                                                       -------          -------           -------
      Accrued liabilities at the end of the third quarter of 2000      $    --          $   0.7           $   0.7
                                                                       =======          =======           =======

      Employee related costs recorded in the 1999 special charges include severance payments for management and staff affected by the consolidation of international headquarters and operations in Poland and management changes in certain domestic markets. Employee related costs recorded in the 1997 special charges include severance payments for the management and staff affected by changes in organizational structure, as well as other headcount reduction programs. The 1997 charges affected approximately 125 positions at Pepsi General and essentially all employees at Whitman Corporate. All remaining payments for employee related costs were made during the first quarter of 2000 to employees affected by the 1997 staff reductions. The charges recorded in 1999 were related to the elimination of approximately 310 positions, of which approximately 3 positions are yet to be eliminated as of the end of the third quarter of 2000.

      The accrued liabilities remaining as of the end of the third quarter of 2000 are comprised of deferred severance payments and certain employee benefits, which principally relate to previously severed employees. The Company expects to pay the $0.7 million of employee related costs, using cash from operations, during the next twelve months; accordingly, such amounts are included in other current liabilities.

15. The Company continues to be subject to certain indemnification obligations under agreements with previously sold subsidiaries, including potential environmental liabilities. There is significant uncertainty in assessing the Company's share of the potential liability for such claims. The assessment and determination for cleanup at the various sites involved is inherently speculative during the early stages, and the Company's share of related costs is subject to various factors, including possible insurance recoveries and the allocation of liabilities among many other potentially responsible and financially viable parties.

      At the end of the third quarter of 2000, the Company had accruals of $21.5 million to cover these potential liabilities, including $5 million included in other current liabilities. Such amounts are determined using estimated undiscounted future cash requirements, and have not been reduced by potential future insurance recoveries. During the second quarter of 2000, the Whitman-Pneumo Abex Settlement Trust (the "Trust") was established for purposes of satisfying a portion of the Company's future environmental obligations. At the end of the third quarter, the Trust held approximately $33.5 million, which will be responsive to the Company's future environmental obligations. No payments were made by the Trust during the third quarter of 2000.

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

      The Company has contingent liabilities from various pending claims and litigation on a number of matters, including indemnification claims under agreements with previously sold subsidiaries for product liability and toxic torts. The ultimate liability for these claims cannot be determined. In the opinion of management, based upon information currently available, the ultimate resolution of these claims and litigation, including potential environmental exposures, and considering amounts already accrued and the funds in the Trust, should not have a material effect on the Company's financial condition, although amounts recorded in a given period could be material to the results of operations or cash flows for that period. Existing environmental liabilities associated with the Company's continuing operations are not material.

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

      Options to purchase the following shares were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares during the related period:

                                                               Third Quarter                             Nine Months
                                                     ------------------------------           -------------------------------
                                                        2000                 1999               2000                  1999
                                                     ---------            ---------           ---------             ---------

      Shares under options outstanding               7,497,963            3,632,844           8,610,776             2,651,000
      Weighted-average exercise price per
        share                                        $   17.97            $   20.97           $   17.30             $   22.27



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              RESULTS OF OPERATIONS
               2000 THIRD QUARTER COMPARED WITH 1999 THIRD QUARTER

      Reported results for the third quarter of 1999 include 16 weeks of activity for the domestic territories acquired from PepsiCo in May, 1999 (commonly referred to as the Heartland territories). In 2000, the reporting calendar of these territories was adjusted to conform to Whitman's reporting calendar. Accordingly, reported results for the third quarter of 2000 include 13 weeks of activity for the Heartland territories.

      Reported sales and operating income for the third quarter of 2000 and 1999 are summarized below ($ in millions):

                                                                                    Reported
                                Reported Sales                                  Operating Income
                           ------------------------           %            ------------------------           %
                             2000            1999          Change             2000           1999          Change
                           ---------      ---------        ------          ---------      ---------        ------

      Domestic             $  582.4       $   603.3         (3.5)          $    83.6      $    72.9         14.7
      International            72.8            77.2         (5.7)               (5.4)          (4.2)       (28.6)
                           --------       ---------                        ---------      ---------

      Total                $  655.2       $   680.5         (3.7)          $    78.2      $    68.7         13.8
                           ========       =========                        =========      =========

      On a reported basis, domestic sales decreased $20.9 million, or 3.5 percent, in the third quarter of 2000 compared to 1999, primarily as a result of the three fewer weeks of results this year for the Heartland territories.

      Reported international sales decreased $4.4 million, or 5.7 percent, in the third quarter of 2000 compared to 1999 due to poor weather conditions in Central Europe and currency devaluation. Comparable volumes on an 8-ounce equivalent basis, including Toma in 1999, were down 6.6 percent from the third quarter of 1999, and foreign currency devaluation caused a $9.5 million decrease in reported sales. Lower overall volumes and currency devaluation were partially offset by Toma's sales. Toma was acquired on December 1, 1999 and contributed $9.6 million of sales in the third quarter of 2000.

      On a reported basis, the consolidated gross profit margin of 41.1 percent in the third quarter of 2000 compared with 42.4 percent in 1999. The lower gross profit margin percentage was driven primarily by lower international margins caused by the lower margin sales contributed by Toma and the underabsorption of international fixed costs due to lower volumes, as well as the impact of currency devaluation. The impact of currency devaluation arises because a portion of the ingredients and packaging content of the products sold was priced in U.S. dollars.

      On a reported basis, selling, general and administrative ("S,G&A") expenses, excluding amortization expense and special charges, were 27.6 percent of sales in the third quarter of 2000, compared with 30.2 percent in 1999. The decrease in S,G&A expenses as a percent of sales principally reflects the benefits of higher selling prices achieved in the domestic territories and cost reduction efforts initiated in 1999, as well as the absence of certain strike costs, integration costs and Year 2000 remediation costs which were incurred in the third quarter of 1999, and lower distribution costs incurred by Toma.

      Reported domestic operating income in 2000 increased $10.7 million, or
14.7 percent. Included in third quarter 1999 domestic operating income was $4.5 million of special charges for staff reductions in certain domestic markets. Excluding these charges, reported operating income increased $6.2 million, or
8.0 percent, principally due to improved pricing and favorable S,G&A cost comparisons due to the previously mentioned costs incurred in the third quarter of 1999.

      Reported international operating losses of $5.4 million in the third quarter were $1.2 million greater than operating losses of $4.2 million in the previous year. The incurred operating loss in 2000 reflects the poor weather conditions in the current quarter, as well as the impact of currency devaluation.

      Net interest expense increased $2.4 million to $21.8 million in the third quarter of 2000, due to higher U.S. short-term interest rates and additional debt incurred to fund share repurchases in late 1999 and early 2000.

      The Company reported other expense, net of $1.2 million in the third quarter of 2000, compared with other expense, net of $2.1 million in the third quarter of 1999. The improvement was not attributed to any one significant item.

      Due to the 1999 transaction with PepsiCo that resulted in the divestiture of certain of the Company's operations, as well as the acquisition of significant domestic and Central European territories from PepsiCo, as described in Note 5 to the Condensed Consolidated Financial Statements, the Company believes that comparable results provide a better indication of current operating trends than reported results. Comparable operating results are determined by adjusting, as of the beginning of each period, the results for 1999 to give effect to the 1999 PepsiCo transaction as if it occurred at the beginning of 1999. In addition, comparable operating results adjust the 1999 results of the acquired domestic territories to align them with Whitman's reporting calendar; exclude the special charges incurred in the second and third quarters of 1999; exclude the $4.5 million of charges incurred in the first quarter of 1999 related to the settlement of insurance, severance and legal matters; and exclude the second quarter 1999 impact of eliminating the two-month reporting lag in consolidating international results.

      Comparable sales and operating income for the third quarter of 2000 and 1999 are summarized below, which include thirteen weeks of activity for the domestic territories acquired from PepsiCo in each respective period ($ in millions):

                                                                                   Comparable
                               Comparable Sales                                 Operating Income
                           ------------------------           %            ------------------------           %
                             2000            1999          Change             2000           1999          Change
                           --------       ---------        ------          ---------      ---------        ------

      Domestic             $  582.4       $   561.8          3.7           $    83.6      $    71.7         16.6
      International            72.8            77.2         (5.7)               (5.4)          (4.2)       (28.6)
                           --------       ---------                        ---------      ---------

      Total                $  655.2       $   639.0          2.5           $    78.2      $    67.5         15.9
                           ========       =========                        =========      =========


      Comparable domestic sales in the quarter increased $20.6 million, or 3.7 percent, reflecting a 2.6 percent increase in the average net selling price per raw case and higher volume. Bottle and can volume on an 8-ounce equivalent basis increased by 0.4 percent. Despite relatively flat overall volume levels, positive growth trends were achieved in vending, supermarkets and drug stores, as well as in the 20-ounce and 24-ounce polyethylene ("PET") packages, which reflect the benefits of continued investment in the cold drink channel. Brand growth occurred in Aquafina and Fruitworks, which was introduced in late 1999, as well as within trademark Pepsi brands.

      On a comparable basis, international sales decreased $4.4 million, or 5.7 percent, in the third quarter of 2000 compared to 1999, due to the aforementioned poor weather conditions and currency devaluation, partially offset by Toma sales.

      On a comparable basis, the consolidated gross profit margin was 140 basis points below the comparable period of 1999 due to lower international margins caused by the lower margin products sold by Toma and the underabsorption of international fixed costs due to lower volumes, as well as the impact of currency devaluation.

      Comparable S,G&A expenses, excluding amortization expense, as a percentage of sales were 290 basis points lower in the current year. The reduction principally reflects the improved domestic pricing, the benefits of the cost reduction efforts begun in 1999, the absence of certain strike costs, integration and Year 2000 remediation costs which were incurred in the third quarter of 1999, and lower distribution costs incurred by Toma.

      On a comparable basis, domestic operating income increased $11.9 million, or 16.6 percent, due to improved pricing and favorable S,G&A cost comparisons.

      On a comparable basis, international operating losses of $5.4 million were $1.2 million greater than the comparable period of 1999, reflecting the poor weather conditions and the impact of currency devaluation in the current quarter.

                              RESULTS OF OPERATIONS
           2000 FIRST NINE MONTHS COMPARED WITH 1999 FIRST NINE MONTHS

      Reported sales and operating income for the first nine months of 2000 and first nine months of 1999 are summarized below ($ in millions):

                                                                                    Reported
                                Reported Sales                                 Operating Income
                           ------------------------           %            ------------------------          %
                             2000            1999          Change             2000           1999          Change
                           ---------      ---------        ------          ---------      ---------        ------

      Domestic             $ 1,674.6      $ 1,422.0         17.8           $   210.1      $   173.0         21.4
      International            212.1          134.0         58.3               (15.2)         (36.3)        58.1
                           ---------      ---------                        ---------      ---------

      Total                  1,886.7      $ 1,556.0         21.3           $   194.9      $   136.7         42.6
                           =========      =========                        =========      =========

      On a reported basis, domestic sales increased $252.6 million, or 17.8 percent, in the first nine months of 2000 compared to 1999, primarily reflecting sales contributed by the territories acquired in May, 1999 and improved pricing

      Reported international sales increased significantly in the first nine months of 2000 compared to 1999 due to sales contributed by the territories in Central Europe acquired from PepsiCo, as well as sales contributed by Toma. Toma's sales in the first nine months of 2000 were $32.5 million, while no Toma sales were included in 1999.

      The consolidated gross profit margin on a reported basis declined to 41.2 percent in the first nine months of 2000 compared with 41.5 percent in 1999. The lower gross profit margin percentage primarily reflects the lower margin sales contributed by Toma and the impact of currency devaluation, which were partially offset by improved domestic margins aided by higher net selling prices.

      On a reported basis, S,G&A expenses, excluding amortization expense and special charges, increased by $89.5 million, or 19.3 percent, and represented
29.3 percent of sales in the first nine months of 2000, compared with 29.7 percent in 1999. The increase in S,G&A was principally attributable to the acquisitions made in May, 1999 and December, 1999, net of divestitures. The lower S,G&A expenses as a percent of sales primarily reflect the benefits of higher selling prices achieved in the domestic territories and cost reduction efforts initiated in 1999. The favorable comparisons associated with the absence of certain strike costs and Year 2000 remediation costs incurred in 1999 were offset by integration costs associated with the acquired territories.

      Reported domestic operating income in the first nine months of 2000 increased $37.1 million, or 21.4 percent, principally due to the operating income contributed by the acquired domestic operations and better domestic pricing, partially offset by higher amortization expense. Additionally, operating income in the first nine months of 1999 was reduced by special charges of $7.3 million for management changes in certain domestic markets (see Note 14 to the Condensed Consolidated Financial Statements), and $4.5 million of one-time charges in the first quarter of 1999 for the settlement of insurance, severance and legal matters.

      Reported international operating losses of $15.2 million in the first nine months of 2000 compared favorably with operating losses of $36.3 million in the previous year. Included in the first nine months of 1999 were special charges of $20.6 million resulting principally from the acquisition of the Central European territories from PepsiCo (see Note 14 to the Condensed Consolidated Financial Statements). The special charges in international were principally for asset write-downs and severance related payments, as well as the write-down of the investment in the Baltics. The operations in the Baltics were subsequently sold in the first quarter of 2000. Excluding the charges, the operating losses of $15.2 million in 2000 were $0.5 million less than operating losses of $15.7 million in the previous year. The reduction in reported operating losses occurred despite the inclusion in 2000 of a full nine months of operating losses of the Central European territories acquired on June 1, 1999. However, the comparisons were benefited by the inclusion of $5.1 million of operating losses in 1999 reported results for the divested territories in Russia and the Baltics.

      Net interest expense increased $18.5 million to $63.4 million in the first nine months of 2000. The increase reflects the higher outstanding debt in the first nine months of 2000 resulting from the transaction with PepsiCo and subsequent share repurchase activity, along with the impact of higher U.S. short-term interest rates in 2000.

      The Company reported other income, net of $1.8 million in the first nine months of 2000, compared with other expense, net of $49.9 million in the first nine months of 1999. The first nine months of 2000 included a $2.6 million gain from the sale of the operations in the Baltics. The first nine months of 1999 included a charge of $56.3 million to reduce the book value of impaired real estate located in the downtown area of Chicago; a gain from the sale of franchises of $11.4 million; and the benefit of eliminating real estate tax accruals of $3.6 million related to non-operating property. Absent these items, other expense, net improved by $7.8 million. The improvement was attributed, in part, to the elimination of management fees paid to PepsiCo, which were $3.1 million, and losses of $2 million from the manufacturing joint venture in Poland, both included in the first nine months of 1999. There were no other individually significant changes between the periods.

      See "Results of Operations - 2000 Third Quarter Compared with 1999 Third Quarter" for discussion of the basis used below for determining comparable results of operations.

      Comparable sales and operating income for the first nine months of 2000 and first nine months of 1999 are summarized below, which include thirty-nine weeks of activity for the domestic territories acquired from PepsiCo in each respective period ($ in millions):

                                                                                   Comparable
                               Comparable Sales                                 Operating Income
                           ------------------------           %            ------------------------           %
                             2000            1999          Change             2000           1999          Change
                           --------       ---------        ------          ---------      ---------        ------

      Domestic             $1,674.6       $ 1,619.2          3.4           $   210.1      $   189.5         10.9
      International           212.1           188.7         12.4               (15.2)         (25.8)        41.1
                           --------       ---------                        ---------      ---------

      Total                $1,886.7       $ 1,807.9          4.4           $   194.9      $   163.7         19.1
                           ========       =========                        =========      =========

      Comparable domestic sales in the first nine months increased $55.4 million, or 3.4 percent, reflecting a 4.1 percent increase in the average net selling price per raw case, partially offset by lower volumes. Bottle and can volume on an 8-ounce equivalent basis declined by 1.4 percent. Despite the overall volume decrease, positive growth trends were achieved in both vending and in the 20-ounce and 24-ounce PET packages, which reflect the benefits of continued investment in the cold drink channel. In addition, Aquafina had strong double-digit growth in the first nine months.

      On a comparable basis, international sales increased $23.4 million, or
12.4 percent. The increase in sales included Toma's sales of $32.5 million in the first nine months of 2000 (no Toma sales were included in 1999), offset by a decline in sales of more than $21 million due to currency devaluation. The impact of weather had mixed results in 2000 as the second quarter benefited from unseasonably warm conditions, while the third quarter was adversely impacted by cold and inclement weather in July.

      The comparable consolidated gross profit margin was 0.8 percentage points below the comparable period of 1999 due, in part, to currency devaluation and the lower margin products sold by Toma. Results for Toma were not included in the comparable period of 1999. The gross profit margin for the domestic operations, on a comparable basis, was essentially unchanged from the previous year. The benefit of price increases was offset by increases in the cost of concentrate, packaging and other ingredients and underabsorption of fixed costs.

      On a comparable basis, S,G&A expenses, excluding amortization expense, as a percentage of sales were 200 basis points lower in the current year. The reduction principally reflects the benefits of improved domestic pricing, the benefits of the cost reduction efforts begun in 1999, lower distribution costs incurred by Toma and lower depreciation expense. Incremental integration costs in the first nine months of 2000 were offset by the absence of certain strike costs and Year 2000 remediation costs incurred in 1999.

      Comparable domestic operating income increased $20.6 million, or 10.9 percent, in the first nine months of 2000. The domestic operating margin was
12.5 percent, compared with 11.7 percent in 1999. The improved margin percentage reflects the benefits of higher domestic pricing and the reduction in S,G&A expenses as a percentage of sales.

      On a comparable basis, international's combined operating losses of $15.2 million in the first nine months of 2000 were $10.6 million better than the operating losses of $25.8 million incurred in the comparable period of 1999. The improvement primarily reflects the benefit of the unseasonably warm weather in the second quarter of 2000, cost reduction efforts begun in 1999 and lower depreciation expense, partially offset by currency devaluation and poor weather conditions in the third quarter of 2000.

                         LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by continuing operations increased by $15.2 million to $133.7 million for the first nine months of 2000. The increase in cash from continuing operations is due primarily to operating cash flow provided by the acquired domestic territories and improved operating cash flow in the existing domestic territories.

      Investing activities included $2.5 million of net proceeds received from the Company's sale of its Baltic operations in the first quarter of 2000. Included in 1999 were $113.6 million of proceeds from the sale of its franchise territories in Marion, Virginia; Princeton, West Virginia; and Russia. The Company paid $2.5 million in the second quarter of 2000 related to a contingent payout provision on a 1999 acquisition. Investing activities in the first nine months of 1999 include $105.7 million of net cash paid for the domestic and Central European franchises acquired from PepsiCo. The Company made capital investments, net of proceeds from asset sales, of $129.3 million in the first nine months of 2000 compared with $126.5 million in the first nine months of 1999. The increase reflects a full nine months of capital spending in the territories acquired in 1999, offset by reduced spending in 2000 for fleet and cold drink equipment across the Company's domestic operations. More than half of the Company's domestic capital spending supports its cold drink initiative.

      The Company's total debt increased $40.4 million during the first nine months of 2000 to $1,222.7 million. The Company repurchased 3.0 million shares and 14.0 million shares of its common stock for $35.7 million and $261.1 million in the first nine months of 2000 and 1999, respectively. The Company declared an annual dividend of four cents per share in the first quarter of 2000, which was paid in the second quarter of 2000. The quarterly dividend rate was five cents per share in the first quarter of 1999 and one cent per share in second and third quarters of 1999. The issuance of common stock, including treasury shares, for the exercise of stock options resulted in cash inflows of $1.3 million in the first nine months of 2000, compared to $2.5 million in the first nine months of 1999.

      In November, 2000, the Company increased its revolving credit agreements to maximum borrowings of $750 million. These agreements act as back-up for the Company's commercial paper program, which the Company is also increasing to $750 million in November, 2000, resulting in a total of $750 million available under the commercial paper program and revolving credit facilities combined. In addition, the Company has uncommitted money market loans with maturities of less than 90 days. Total commercial paper borrowings and money market loans were $396.8 million at the end of the third quarter of 2000. The Company believes that with its existing operating cash flows, available lines of credit, and the potential for additional debt and equity offerings, it will have sufficient resources to fund its future growth and expansion, as well as any potential acquisitions.

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

                        RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS Nos. 137 and 138, is effective for fiscal 2001. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of a derivative and whether it qualifies for hedge accounting. The Company will adopt SFAS No. 133, as amended, in the first quarter of 2001.

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

Interest Rates

      In the first nine months of 2000, the risk from changes in interest rates was not material to the Company's operations because a significant portion of the Company's debt issues were fixed rate obligations. Substantially all of the Company's floating rate exposure related to changes in LIBOR and the overnight Federal Funds rate. Assuming consistent levels of floating rate debt with those held by the Company at the end of the third quarter of 2000, a 50 basis point change in each of these rates would have had an impact of approximately $1.5 million on the Company's interest expense in the first nine months of 2000. The Company uses interest rate swaps on a limited basis to manage floating rate debt exposure. In the first nine months of 2000, the Company had cash equivalents throughout the period, principally invested in money market funds and commercial paper, which were most closely tied to overnight Federal Funds rates. Assuming a change of 50 basis points in the rate of interest associated with the Company's short-term investments, interest income would not have changed by a significant amount.

Currency Exchange Rates

      Because the Company operates international franchise territories, it is subject to exposure resulting from changes in currency exchange rates. Currency exchange rates fluctuate based on a variety of economic factors including local inflation, growth, interest rates and governmental actions, as well as other factors. The Company currently does not hedge the translation risks of investments in its international operations. Historically, any positive cash flows generated have been reinvested in the operations, other than loan repayments from the manufacturing operations in Poland.

      International operations represent approximately 10 percent of the Company's total sales. Changes in currency exchange rates impact the translation of the results of the international operations from their local currencies into U.S. dollars. The devaluation of Central European currencies in the first nine months of 2000 reduced operating income by approximately $4 million. The Company estimates that a 5 percent change in the currency exchange rates across the combined international operations in the first nine months would have changed operating income by approximately $2 million. This estimate does not take into account the possibility that specific currency exchange rates can move in opposite directions and that gains in one category may or may not be offset by losses from another category.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

         12.  Statement of Calculation of Ratio of Earnings to Fixed Charges

         27. Financial Data Schedules for the first nine months of 2000 and 1999.

    (b)  Reports on Form 8-K.

      On August 23, 2000, the Company filed a current report which, under Item 5, described the merger agreement entered into between the Company and PepsiAmericas, Inc. The proposed merger has been approved by each company's board of directors, and is currently subject to shareholder approval. The current report also included, under Item 7, various exhibits including the merger agreement.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               WHITMAN CORPORATION

Date:  November 14, 2000       By:   /s/ MARTIN M. ELLEN
       -----------------             -------------------
                                     Martin M. Ellen
                                     Senior Vice President and Chief Financial
                                       Officer
                                     (As Chief Accounting Officer and Duly
                                      Authorized Officer of Whitman Corporation)