Form 10-K
period 2000-12-30
PEPSIAMERICAS INC/IL/
filed 2001-03-27
CIK 1084230

2000

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 30, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to _______________.

                        Commission File Number 001-15019

                               PEPSIAMERICAS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                          13-6167838
-----------------------------------                   ----------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                     Identification Number)

3501 Algonquin Road, Rolling Meadows, Illinois                 60008
----------------------------------------------              -----------
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

     As of February 28, 2001, the aggregate market value of the registrant's common stock held by non-affiliates was $2,521.6 million. The number of shares of common stock outstanding at that date was 156,041,966 shares.

     Information required by Part III of this document is incorporated by reference to specified portions of the registrant's proxy statement to be distributed in connection with its 2001 Annual Meeting of Shareholders.

                                     PART I

Item 1. Business.

General

     On November 30, 2000, Whitman Corporation acquired PepsiAmericas, Inc. (the "former PAS") and subsequently, in January, 2001, changed its name to PepsiAmericas, Inc. ("PAS" or the "Company"). See Note 2 to the Consolidated Financial Statements. The Company manufactures, packages, sells and distributes carbonated and non-carbonated Pepsi-Cola beverages and a variety of other beverages in the United States, Central Europe and the Caribbean. In connection with the acquisition of the former PAS, the Company expanded its distribution rights to portions of Arkansas, Louisiana, Minnesota, Mississippi, North Dakota, South Dakota, Tennessee, Texas and further territories in Iowa, as well as Puerto Rico, Jamaica and the Bahamas.

     In May, 1999, the Company entered into a new business relationship with PepsiCo, Inc. ("PepsiCo"). See Note 2 to the Consolidated Financial Statements. As part of the new business relationship, the Company sold its franchises in Marion, Virginia; Princeton, West Virginia and the St. Petersburg area of Russia to PepsiCo. Territories acquired from or contributed by PepsiCo included domestic franchises in Cleveland, Ohio; Dayton, Ohio; Indianapolis, Indiana; St. Louis, Missouri and southern Indiana, and international franchises in Hungary, the Czech Republic, Republic of Slovakia and Poland.

     The Company accounts for about 21 percent of all Pepsi-Cola products sold in the U.S. It serves a significant portion of an eighteen state region, primarily in the Midwest, and outside the U.S. the Company serves in Central European and Caribbean markets, including Poland, Hungary, the Czech Republic, Republic of Slovakia, Puerto Rico, Jamaica, the Bahamas, and Trinidad and Tobago. The Company serves a total population of more than 117 million people.

     As a result of the new business relationship in 1999 and the acquisition of the former PAS in 2000, PepsiCo holds, directly and indirectly, 36.8 percent of the Company's outstanding common stock as of fiscal year end 2000.

     The Company sells a variety of brands that it bottles under licenses from PepsiCo or PepsiCo joint ventures. In some territories, the Company manufactures, packages, sells and distributes products under brands licensed by companies other than PepsiCo, and in some territories the Company distributes its own brands, such as the Toma brands in the Czech Republic. See "Products and Packaging."

     While the Company manages all phases of its operations, including pricing of its products, the Company and PepsiCo exchange production, marketing and distribution information, benefiting both companies' respective efforts to lower costs, improve productivity and increase product sales.

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

     Bottlers, such as the Company, are generally responsible for manufacturing, packaging, selling and distributing products under the brand names they license from brand owners in their exclusive territories. For carbonated soft drink products, the bottler combines soft drink concentrate with sweeteners and carbonated water and packages this mixture in bottles or cans. Bottlers may also have licenses to manufacture syrup for sale to fountain accounts. Under these licenses, bottlers combine soft drink concentrate with sweeteners to manufacture syrup for delivery to fountain customers. For non-carbonated beverages, the bottler either manufactures and packages the beverages or purchases the beverages in finished form and sells them through its distribution system.

     The primary distribution channels for the retail sale of carbonated soft drink products are supermarkets, mass merchandisers, vending machines, convenience stores, gas stations, fountain channels, such as restaurants or cafeterias, and other channels, such as small groceries, drug stores and educational institutions. The largest channel in the United States is supermarkets, but PAS's fastest growing channels have been mass merchandisers; the cold drink channel, which includes sales through vending machines, coolers and fountain equipment; and convenience stores and gas stations.

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

Products and Packaging

     The Company's portfolio of beverage products includes some of the best recognized trademarks in the world. The Company's three largest brands in terms of volume are Pepsi-Cola, Diet Pepsi and Mountain Dew. While the majority of the Company's volume is derived from brands licensed from PepsiCo and PepsiCo joint ventures, the Company also sells and distributes brands licensed from others, as well as some of its own brands. The Company's principal beverage brands are listed below:

                                                     Domestic Operations
---------------------------------------------------------------------------------------------------------------------------
                                               Brands Licensed from PepsiCo
    Brands Licensed from PepsiCo                       Joint Ventures                        Brands Licensed from Others
------------------------------------        ------------------------------------        -----------------------------------
Pepsi                                       Lipton Iced Teas                            Dr Pepper
Diet Pepsi                                  Starbucks Frappuccino                       Diet Dr Pepper
Mountain Dew                                                                            Hawaiian Punch
Diet Mountain Dew                                                                       Citrus Hill
Caffeine Free Pepsi                                                                     Seven-Up
Caffeine Free Diet Pepsi                                                                Diet Seven-Up
Pepsi One                                                                               Avalon
Wild Cherry Pepsi                                                                       Sunny Delight
Sierra Mist                                                                             Juice Tyme
Slice                                                                                   Seagram's
Mug Root Beer                                                                           Nesbitt Lemonade
Aquafina                                                                                Country Time
All Sport                                                                               Crush
Fruit Works                                                                             Squirt
Dole                                                                                    Sunkist
South Beach (Sobe)                                                                      Canada Dry
                                                                                        Schweppes
                                                                                        Monarch
                                                                                        Yoo-Hoo
                                                                                        Klarbrunn

                                                 Central European Operations
---------------------------------------------------------------------------------------------------------------------------
    Brands Licensed from PepsiCo                    Company-Owned Brands                     Brands Licensed from Others
------------------------------------        ------------------------------------        -----------------------------------
Pepsi                                       Toma (carbonated soft drinks,               Schweppes Sodas, Tonic and Water
Pepsi Max                                     juices and waters)                        Dr Pepper
Pepsi Light                                 Switezianka Water                           Canada Dry Ginger Ale
Mirinda                                     Swezi Water                                 Wesser Fruit Juices
Seven-Up                                                                                Hortex Fruit Juices
Seven-Up Light                                                                          Rauch Iced Tea and Fruit Juices
Kristalyviz                                                                             Lipton Iced Teas
Aqua Minerale

                                                    Caribbean Operations
                  ----------------------------------------------------------------------------------------
                      Brands Licensed from PepsiCo                         Brands Licensed from Others
                  -----------------------------------                  -----------------------------------

                  Pepsi                                                Seven-Up**
                  DietPepsi                                            Diet Seven-Up**
                  Caffeine Free Pepsi                                  Juice Tyme
                  Caffeine Free Diet Pepsi                             Sunkist
                  Pepsi One                                            Schweppes
                  Wild Cherry Pepsi                                    Welch Foods Fruit Juice
                  Mountain Dew                                         Canada Dry Ginger Ale
                  Diet Mountain Dew                                    Cristalia Water
                  Mug Root Beer                                        Coral Springs Water
                  Aquafina
                  Teem
                  Slice
                  Ting*
                  Mirinda
                  Desnoes & Geddes*
                  Junkanoo

* This brand is owned by PepsiCo in Jamaica but is owned by the Company outside the Caribbean.

** Brand owned by Cadbury Schweppes in Puerto Rico and owned by PepsiCo elsewhere in the Caribbean.

     In addition to the above brands, the Company distributes beer products for Miller Brewing Company, Heineken USA and other brewers or licensors through a joint venture. In March 2001, the Company announced that it will sell its interest in its beer business to the joint venture's minority partner. The Company will retain sole ownership of the soft drink division of the joint venture.

     The Company's beverages are available in different package types, including two-liter bottles; multi-pack and single serve offerings of one-liter, 20-ounce and 24-ounce bottles; and multi-packs of 6, 12, and 24 cans. Syrup is also sold in larger packages for fountain use.

Territories

     The Company currently has the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages in all or a portion of eighteen states, primarily in the Midwest, and in Poland, Hungary, the Czech Republic, Slovakia, Puerto Rico, Jamaica, the Bahamas, Trinidad and Tobago.

Sales, Marketing and Distribution

     The Company's business is seasonal and subject to weather conditions, which have a significant impact on sales. The Company's sales and marketing approach varies by region and channel to respond to the unique local competitive environment. In the United States, the channels with larger stores can accommodate a number of beverage suppliers and, therefore, marketing efforts tend to focus on increasing the amount of shelf space and the number of displays in any given outlet. In locations where the Company's products are purchased for immediate consumption, marketing efforts are aimed not only at securing the account but also on providing equipment that facilitates the sale of cold product, such as vending machines, visi-coolers and fountain equipment.

     Package mix is an important consideration in the development of the Company's marketing plans. Although some packages are more expensive to produce, in certain channels those packages may have higher and more stable selling prices. For example, a packaged product that is sold cold for immediate consumption generally has better margins than a product sold to take home. This cold drink channel includes vending machines and coolers. The full service vending channel has the highest gross margin of any distribution channel, because it eliminates the middleman and enables the Company to establish the retail price. The Company owns a majority of the vending machines used to dispense its products and will continue to invest in vending machines in the near term, specifically those dispensing product in 20-ounce polyethylene ("PET") bottles.

     In the United States, the Company distributes directly to a majority of customers in the Company's licensed territories through a direct-to-store distribution system. The Company's sales force is key to its selling efforts because they interact continually with the Company's customers to promote and sell its products. A large part of our route salespersons' compensation is made up of commissions based on volumes. Although route salespeople are responsible for selling to their customers, in some markets and channels, the Company uses a pre-sell system, where the Company calls accounts in advance to determine how much product and promotional material to deliver.

     In the United States, this direct-to-store distribution system is used for all packaged goods and some fountain accounts. The Company has the exclusive right to sell and deliver fountain syrup to local customers in its territories. The Company has a number of managers who are responsible for calling on prospective fountain accounts, developing relationships, selling accounts and interacting with accounts on an ongoing basis. The Company also serves as PepsiCo's exclusive delivery agent in the Company's territories for PepsiCo's national fountain account customers that request direct-to-store delivery. The Company is also the exclusive equipment service agent for all of PepsiCo's national account customers in the Company's territories.

     In international markets, the Company uses both direct-to-store distribution systems and third party distributors. In the less developed international markets, small retail outlets play a larger role and represent a large percentage of the market. However, with the emergence of larger, more sophisticated retailers in Central Europe, the percentage of total soft drinks sold to supermarkets and other larger accounts is increasing.

Franchise Agreements

     The Company's franchise agreements with PepsiCo give the Company exclusive rights to produce, market and distribute Pepsi-Cola products in authorized containers and to use the related trade names and trademarks in the specified territories. These agreements require the Company, among other things, to purchase its concentrate requirements solely from PepsiCo, at prices established by PepsiCo, and to promote diligently the sale and distribution of Pepsi brand products.

     Pepsi franchise agreements in the United States are issued in perpetuity, subject to termination only upon failure to comply with their terms. The Company has similar arrangements with other companies whose brands it produces and distributes. The franchise agreements outside the United States are also granted in perpetuity, subject to certain performance criteria.

Advertising

     The Company obtains the benefits of national advertising campaigns conducted by PepsiCo and the other beverage companies whose products it sells. The Company supplements PepsiCo's national ad campaign by purchasing advertising in its local markets, including the use of television, radio, print and billboards. The Company also makes extensive use of in-store point-of-sale displays to reinforce the national and local advertising and to stimulate demand.

Raw Materials and Manufacturing

     Expenditures for concentrate and packaging constitute the Company's largest individual raw material costs. The Company buys various soft drink concentrates from PepsiCo and other soft drink companies and mixes them in the Company's plants with other ingredients, including carbon dioxide and sweeteners. Artificial sweeteners are included in the concentrates the Company purchases for diet soft drinks. The product is then bottled in a variety of containers ranging from 12-ounce cans to two-liter plastic bottles to various glass packages, depending on market requirements.

     In addition to concentrates, the Company purchases sweeteners, glass and plastic bottles, cans, closures, syrup containers, other packaging materials and carbon dioxide. The Company purchases all raw materials and supplies, other than concentrates, from multiple suppliers.

     A portion of the Company's contractual cost of cans, plastic bottles and fructose is subject to price fluctuations based on commodity price changes in aluminum, resin and corn, respectively. The Company uses derivative financial instruments to hedge the price risk associated with anticipated purchases of cans. See Item 7A, Quantitative and Qualitative Disclosures about Market Risks.

     The inability of suppliers to deliver concentrates or other products to the Company could adversely affect operating results. None of the raw materials or supplies currently in use are in short supply, although factors outside of the control of the Company could adversely impact the future availability of these supplies.

Competition

     The carbonated soft drink business is highly competitive. The Company's principal competitors are bottlers who produce, package, sell and distribute Coca-Cola carbonated soft drink products. In addition to Coca-Cola bottlers, the Company competes with bottlers and distributors of nationally advertised and marketed carbonated soft drink products, bottlers and distributors of regionally advertised and marketed carbonated soft drink products, as well as bottlers of private label carbonated soft drink products sold in chain stores. In 2000 the carbonated soft drink products of PepsiCo represented approximately 32 percent of total carbonated soft drink sales in the United States. The Company estimates that in each United States territory in which the Company operates, between 65 percent and 85 percent of soft drink sales from supermarkets, drug stores and mass merchandisers are accounted for by the Company and Coca-Cola bottlers. The industry competes primarily on the basis of advertising to create brand awareness, price and price promotions, retail space management, customer service, consumer points of access, new products, packaging innovations and distribution methods. The Company believes that brand recognition is a primary factor affecting the Company's competitive position.

Employees

     The Company employed approximately 15,400 people worldwide as of fiscal year end 2000. This included approximately 10,500 active employees in its domestic operations and approximately 4,900 people employed in its international operations. Employment levels are subject to seasonal variations. The Company is a party to collective bargaining agreements covering approximately 5,100 employees. Eleven agreements covering approximately 900 employees will be renegotiated in 2001. The Company regards its employee relations as generally satisfactory.

Government Regulation

     The Company's operations and properties are subject to regulation by various federal, state and local governmental entities and agencies as well as foreign government entities. As a producer of food products, the Company is subject to production, packaging, quality, labeling and distribution standards in each of the countries where the Company has operations, including, in the United States, those of the Federal Food, Drug and Cosmetic Act. The operations of the Company's production and distribution facilities are subject to various federal, state and local environmental laws and workplace regulations both in the United States and abroad. These laws and regulations include, in the United States, the Occupational Safety and Health Act, the Unfair Labor Standards Act, the Clean Air Act, the Clean Water Act and laws relating to the maintenance of fuel storage tanks. The Company believes that its current legal and environmental compliance programs adequately address these concerns and that the Company is in substantial compliance with applicable laws and regulations with the exception of its operations in Puerto Rico and Jamaica, as described below.

     In Puerto Rico, wastewater from the Company's bottling plant is discharged pursuant to a permit to a collection and treatment system owned by the Puerto Rico Aqueduct and Sewer Authority ("PRASA"). The former PAS previously entered into a stipulation with PRASA which allowed the former PAS to discharge wastewater in excess of pretreatment standards, for which the former PAS paid a surcharge. In 1998, the former PAS applied to have the permit reissued. On October 29, 1998, PRASA reissued the permit but without the excess wastewater and surcharge provision. The Company is negotiating with PRASA regarding the new permit and required effluent standards. If an agreement with PRASA cannot be reached, the Company will be required to construct an on-site wastewater treatment system. The cost of new treatment system may have a material adverse effect on the Company's future financial performance in Puerto Rico.

     In Jamaica, the Company is subject to the regulatory oversight of the Ministry of Labor and Bureau of Standards. The Company is required to obtain and maintain licenses relating to the safety and operation of its bottling plant in Jamaica. The Company is currently in compliance with such requirements. In addition, the Company is subject to the regulatory oversight of the National Resources Conservation Authority ("NCRA"). A plan to reduce the discharge of effluent from the Company's bottling plant has been submitted to the NCRA. The NCRA requires the Company to monitor wastewater discharge and submit relevant periodic data to the NCRA. Although levels of effluent discharge are currently in excess of the NCRA's Trade Effluent Standards, no penalties or fines have been incurred to date. If an agreement with the NCRA cannot be reached with respect to wastewater discharge, the NCRA may require the Company to construct a water treatment facility, the cost of which may have a material adverse effect of the Company's future financial performance in Jamaica. The cost of any such treatment facility would be shared by a bottler operating on the property contiguous to the Company's leased property in Jamaica.

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

     Under the agreement pursuant to which the Company sold Pneumo Abex Corporation in 1988 and a subsequent settlement agreement entered into with Pneumo Abex in September, 1991, the Company has assumed indemnification obligations for certain environmental liabilities of Pneumo Abex, net of any insurance recoveries. Pneumo Abex has been and is subject to a number of federal, state and local environmental cleanup proceedings, including proceedings under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") at off-site locations involving other major corporations which have also been named as potentially responsible parties ("PRPs"). Pneumo Abex also has been and is subject to private claims and several lawsuits for remediation of properties currently or previously owned by Pneumo Abex, and the Company is subject to some of these suits.

     There is significant uncertainty in assessing the total cost of remediating a given site and in determining any individual party's share in that cost. This is due to the fact that the Pneumo Abex liabilities are at different stages in terms of their ultimate resolution, and any assessment and determination are inherently speculative during the early stages, depending upon a number of variables beyond the control of any party. Additionally, the settlement of governmental proceedings or private claims for remediation invariably involves negotiations within broad cost ranges of possible remediation alternatives. Furthermore, there are significant timing considerations in that a portion of the expense incurred by Pneumo Abex, and any resulting obligation of the Company to indemnify Pneumo Abex, may not be expended for a number of years.

     In 1992, the United States Environmental Protection Agency ("EPA") issued a Record of Decision ("ROD") under the provisions of CERCLA setting forth the scope of expected remedial action at a Pneumo Abex facility in Portsmouth, Virginia. The EPA had estimated that the cost of the remedial action necessary to comply with an Amended ROD, issued in 1994, would total $31 million. In January, 1996, Pneumo Abex executed a Consent Decree with the EPA agreeing to implement remediation of areas associated with the former Portsmouth facility operations. The Company expects to have substantially completed this remediation effort in 2002. Additionally, in a lawsuit brought against other PRPs that did not execute the Consent Decree, Pneumo Abex and the Company recovered approximately $3.1 million in settlements relating to response costs at the Portsmouth site. These recoveries were recorded prior to 1999.

     Management believes that potential insurance recoveries will defray a portion of the expenses involved in meeting Pneumo Abex environmental liabilities. In November, 1992, Jensen-Kelly Corporation, a Pneumo Abex subsidiary, Pneumo Abex and certain other of its affiliates, and the Company and certain of its affiliates, filed a lawsuit against numerous insurance companies in the Superior Court of California, Los Angeles County, seeking damages and declaratory relief for insurance coverage and defense costs for environmental claims. In 1997 and 1998, the Company and Pneumo Abex achieved settlements with several carriers, and although optimistic it will receive additional recoveries, the Company is otherwise unable to predict the outcome of this litigation.

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

Foward-Looking Statements

     This annual report on Form 10-K contains certain forward-looking statements that reflect management's expectations, estimates and assumptions, based on information available at the time this Form 10-K was prepared. When used in this document, the words "anticipate," "believe," "estimate," "expect," "plan," "intend" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve risks, uncertainties and other factors which may cause the actual performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, including, but not limited to, the following: competition, including product and pricing pressures; changing trends in consumer tastes; changes in the Company's relationship and/or support programs with PepsiCo and other brand owners; market acceptance of new product offerings; weather conditions; cost and availability of raw materials; availability of capital; labor and employee benefit costs; unfavorable interest rate and currency fluctuations; costs of legal proceedings; outcomes of environmental claims and litigation; and general economic, business and political conditions in the countries and territories where the Company operates.

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

Item 2. Properties.

     The Company's domestic manufacturing facilities include 3 bottling plants, 10 combination bottling/canning plants, 2 canning plants and one fountain plant with a total manufacturing capacity of approximately 1.1 million square feet. International manufacturing facilities include two owned plants in Poland, three owned plants in Hungary, two owned plants in the Czech Republic, one owned plant in the Republic of Slovakia, one owned plant in Puerto Rico, one leased plant in Jamaica, one owned plant in the Bahamas and one owned plant in Trinidad. In addition, the Company operates 103 distribution facilities in the U.S., 39 distribution facilities in Central Europe and 8 distribution facilities in the Caribbean. Fifty-seven of the distribution facilities are leased and less than eight percent of the Company's domestic production is from its one leased domestic plant. The Company believes all facilities are adequately equipped and maintained and capacity is sufficient for its current needs. The Company currently operates a fleet of approximately 6,500 vehicles in the U.S. and approximately 2,500 vehicles internationally to service and support its distribution system.

     In addition, the Company owns various industrial and commercial real estate properties in the United States. The Company also owns a leasing company, which leases approximately 2,000 railcars, comprised of locomotives, flatcars and hopper cars, to the Illinois Central Railroad Company.

Item 3. Legal Proceedings.

     The Company and its subsidiaries are defendants in numerous lawsuits in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company's financial condition, although amounts recorded in any given period could be material to the results of operations or cash flows for that period.

     See also "Environmental Matters" in Item 1.

Item 4.  Submission of Matters to a Vote of Security Holders.

     (a) November 30, 2000 Special Meeting of Shareholders.

     (c) Matters voted upon.

         Approval of the issuance of shares of the Company's common stock as provided by the merger agreement with the former PAS.

         The following votes were recorded with respect thereto:

                  Votes for                       115,443,936
                  Votes against                     5,856,268
                  Votes abstaining                    531,856
                                                 ------------

                  Total shares voted              121,832,060
                                                  ===========

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     The common stock of the Company is listed and traded on the New York, Chicago and Pacific stock exchanges. The table below sets forth the reported high and low sales prices as reported for New York Stock Exchange Composite Transactions for the Company's common stock and indicates the Company's dividends for each quarterly period for the fiscal years 2000 and 1999.

                                      Common Stock
                         ----------------------------------
                          High           Low       Dividend
                         -------       -------     --------
2000:
1st quarter              $13.938       $10.688     $    --
2nd quarter               12.688        11.125        0.04
3rd quarter               15.125        11.563          --
4th quarter               16.375        11.000          --

1999:
1st quarter              $24.938       $16.375       $0.05
2nd quarter               18.688        15.188        0.01
3rd quarter               19.563        14.000        0.01
4th quarter               15.063        12.188        0.01

     There were 13,338 shareholders of record as of fiscal year end 2000.

Item 6.  Selected Financial Data.

     The following table presents summary operating results and other information of the Company, and should be read along with Management's Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and accompanying notes included elsewhere in this Form 10-K.

     The following were recorded during the periods presented:

o In 2000, the Company recorded special charges of $21.7 million ($13.2 million after taxes) for employee related costs of $17.1 million in connection with the merger with the former PepsiAmericas, as well as charges of $4.6 million for the closure of one of its existing production facilities to remove excess capacity.

o Income from discontinued operations in 2000 includes the reversal of prior accruals resulting from certain insurance settlements for environmental matters related to a former subsidiary, Pnuemo Abex, net of increased environmental and related accruals.

o In 2000, the Company sold its operations in the Baltics and recorded a gain of $2.6 million ($1.4 million after tax), which is reflected in "other income (expense), net."

o In 1999, the Company recorded special charges of $27.9 million related to staff reduction costs and non-cash asset write-downs, principally related to the acquisition of the domestic and international territories from PepsiCo (see Note 5 to the Consolidated Financial Statements). These charges reduced domestic and international operating income by $7.3 million and $20.6 million, respectively.

o In 1999, the Company entered into a contract for the sale of property in downtown Chicago and recorded a charge of $56.3 million ($35.9 million after tax) to reduce the book value of the property. This pretax charge is reflected in "other income (expense), net."

o In 1999, the Company recorded a pretax gain of $13.3 million ($7.8 million after tax and minority interest), related to the sale of franchises in Marion, Virginia; Princeton, West Virginia and the St. Petersburg area of Russia. This pretax gain is reflected in "other income (expense), net."

o Loss from discontinued operations after taxes of $51.7 million in 1999 includes after tax amounts related to a $12 million settlement of environmental litigation filed against Pneumo Abex, as well as increases of $69.8 million in accruals related to the indemnification obligation to Pneumo Abex, primarily for environmental matters.

o In 1998, the Company recorded an extraordinary loss, net of income tax benefits of $10.4 million, resulting from the early extinguishment of debt (see Note 4 to the Consolidated Financial Statements).

o In 1997, the Company recorded special charges of $49.3 million ($31.6 million after tax and minority interest) related to the restructuring of the Company's organization, the severance of essentially all of the Whitman Corporate management and staff, and expenses associated with the spin-offs of Hussmann and Midas (see Note 5 to the Consolidated Financial Statements). These charges reduced domestic and international operating income by $45.6 million and $3.7 million, respectively.

o In 1997, Hussmann and Midas, which are classified as discontinued operations, recorded special charges with an after-tax cost of $93.4 million (see Note 3 to the Consolidated Financial Statements).

o In 1996, the Company recorded an $8.7 million charge, principally for asset write-downs at the Company's joint venture in Poland, which is included in "other expense, net."

     Pro forma results are included for 2000. The pro forma results assume the merger with the former PepsiAmericas occurred at the beginning of the year and exclude non-recurring charges or credits recorded in 2000.

PepsiAmericas, Inc.
SELECTED FINANCIAL DATA
(in millions, except per share and employee data)

                                      Pro Forma
For the fiscal years                    2000            2000            1999             1998           1997            1996
                                        ----            ----            ----             ----           ----            ----
                                     (unaudited)
OPERATING RESULTS:
Sales:
 Domestic                            $  2,680.8      $  2,242.8      $  1,951.4      $  1,534.0      $  1,445.3      $  1,436.4
 International                            424.1           284.8           186.8            83.5            93.5            50.3
                                     ----------      ----------      ----------      ----------      ----------      ----------
  Total                              $  3,104.9      $  2,527.6      $  2,138.2      $  1,617.5      $  1,538.8      $  1,486.7
                                     ==========      ==========      ==========      ==========      ==========      ==========
Operating income:
 Domestic                            $    300.5      $    246.7      $    228.3      $    221.0      $    148.9      $    206.9
 International                            (26.0)          (23.7)          (46.8)          (17.2)          (18.7)          (12.1)
                                     ----------      ----------      ----------      ----------      -----------     ----------
  Total                                   274.5           223.0           181.5           203.8           130.2           194.8
Interest expense, net                    (104.7)          (84.0)          (63.9)          (36.1)          (42.3)          (41.5)
Other income (expense), net                (1.6)            2.1           (46.0)          (15.5)          (18.0)          (25.6)
                                     ----------      ----------      ----------      ----------      ----------      ----------
 Income before income taxes
  and minority interest                   168.2           141.1            71.6           152.2            69.9           127.7
Income taxes                               83.9            69.6            22.1            69.7            37.9            61.1
Minority interest                            --              --             6.6            20.0            16.2            18.8
                                     ----------      ----------      ----------      ----------      ----------      ----------
Income from continuing operations          84.3            71.5            42.9            62.5            15.8            47.8
Income (loss) from discontinued
 operations after taxes                     8.9             8.9           (51.7)           (0.5)          (11.7)           91.6
Extraordinary loss on early
 extinguishment of debt after taxes          --              --              --           (18.3)             --              --
                                     ----------      ----------      ----------      ----------      ----------      ----------
Net income (loss)                    $     93.2      $     80.4      $     (8.8)     $     43.7      $      4.1      $    139.4
                                     ==========      ==========      ==========      ==========      ==========      ==========

Cash dividends per share             $     0.04      $     0.04      $     0.08      $     0.20      $     0.45      $     0.41
                                     ==========      ==========      ==========      ==========      ==========      ==========

Weighted average common shares:
Basic                                     156.6           139.0           123.3           101.1           101.6           104.8
Incremental effect of stock options         1.0             0.5             0.9             1.8             1.3             1.2
                                     ----------      ----------      ----------      ----------      ----------      ----------
Diluted                                   157.6           139.5           124.2           102.9           102.9           106.0
                                     ==========      ==========      ==========      ==========      ==========      ==========

Income (loss) per share - basic:
Continuing operations                $     0.54      $     0.51      $     0.35      $     0.62      $     0.16      $     0.46
Discontinued operations                    0.06            0.07           (0.42)          (0.01)          (0.12)           0.87
Extraordinary loss on early debt
 extinguishment                              --              --              --           (0.18)             --              --
                                     ----------      ----------      ----------      ----------      ----------      ----------
Net income (loss)                    $     0.60      $     0.58      $    (0.07)     $     0.43      $     0.04      $     1.33
                                     ==========      ==========      ==========      ==========      ==========      ==========

Income (loss) per share - diluted:
Continuing operations                $     0.53      $     0.51      $     0.35      $     0.61      $     0.15      $     0.45
Discontinued operations                    0.06            0.07           (0.42)          (0.01)          (0.11)           0.87
Extraordinary loss on early debt
 extinguishment                              --              --              --           (0.18)             --              --
                                     ----------      ----------      ----------      ----------      ----------      ----------
Net income (loss)                    $     0.59      $     0.58      $    (0.07)     $     0.42      $     0.04      $     1.32
                                     ==========      ==========      ==========      ==========      ==========      ==========

OTHER INFORMATION:
Total assets                         $  3,335.6      $  3,335.6      $  2,864.3      $  1,569.3      $  2,029.7      $  2,080.6
Long-term debt                       $    860.1      $    860.1      $    809.0      $    603.6      $    604.7      $    821.7
Capital investments                  $    196.7      $    165.4      $    165.4      $    159.1      $     83.4      $     87.2
Depreciation and amortization        $    194.2      $    166.4      $    126.6      $     77.7      $     73.8      $     75.2
Number of employees                      15,400          15,400          11,700           6,500           6,400           5,900

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Results - 2000 compared with 1999

     Due to the transaction with the former PepsiAmericas, Inc. completed in November 2000 and the transaction with PepsiCo completed in May 1999, the Company believes that pro forma results provide a better indication of current operating trends than reported results. Therefore, included within the following discussion are explanations of both reported results and the pro forma results.

     Pro forma operating results assume the acquisitions and divestitures, with the exception of Trinidad and Tobago, as well as any related transactions, completed in 1999 and 2000 occurred at the beginning of 1999. Pro forma operating results also exclude the impact of special charges and other non-recurring items recorded in either year.

Net Sales

     Net sales for 2000 and 1999 were as follows (in millions):

                                           Reported                             Pro Forma (unaudited)
                                    ----------------------     Percent          ---------------------      Percent
                                      2000         1999        Change             2000         1999        Change
                                    --------     ---------     ------           --------     --------      ------
     Domestic                       $2,242.8     $1,951.4       14.9            $2,680.8     $2,608.9        2.8
     International                     284.8        186.8       52.5               424.1        410.8        3.2
                                    --------     --------                       --------     --------
     Total Sales                    $2,527.6     $2,138.2       18.2            $3,104.9     $3,019.7        2.8
                                    ========     ========                       ========     ========

     On a reported basis, net sales increased by $389.4 million, or 18.2 percent, in 2000 compared with 1999, primarily reflecting sales contributed by the additional territories acquired in the transactions with the former PepsiAmericas and PepsiCo, as well as the acquisition of Toma in December 1999. The balance of the growth in net sales reflected improved pricing in the domestic markets offset by a decline in volume.

     On a pro forma basis, net sales increased by $85.2 million, or 2.8 percent. The growth in net sales includes an increase in domestic sales of $71.9 million and an increase in international sales of $13.3 million. The increase in domestic sales resulted from improved pricing, up nearly five percent, offset by a decline in volume, down 2.5 percent for the full year. Despite the decline in volume, principally the result of volume declines in trademark Pepsi products, Aquafina volume grew nearly 30 percent and lemon lime volume growth was bolstered by the introduction of Sierra Mist. The higher international sales resulted from improved volume, up 8.5 percent, offset by a decline in net pricing, down 4.6 percent. The lower net pricing in international is indicative of the currency devaluation impact in the Central European territories. The impact of currency devaluation is estimated to have reduced sales by approximately $32 million in 2000 compared with the previous year.

Gross Profit

     The consolidated gross profit margin on a reported basis decreased to 40.9 percent of sales in 2000 compared with 41.6 percent of sales in 1999. The domestic gross profit margin was essentially unchanged, while the international gross profit margin declined due to the inclusion of lower margin Toma products for the entire year in 2000 compared with only one month in 1999 and the unfavorable impacts of foreign currency. A portion of the product costs in the international operations is fixed in U.S. dollars and therefore was not favorably affected by currency devaluation.

     The consolidated gross profit margin on a pro forma basis decreased to 39.7 percent of sales in 2000 compared with 40.1 percent in 1999. The domestic gross profit margin improved slightly, while the international gross profit margin declined by 4.3 percentage points. The decline in the international gross profit margin is due to a portion of the product costs in the international operations being fixed in U.S. dollars as discussed previously.

Selling, Delivery and Administrative Expenses

     Reported selling, delivery and administrative ("SD&A") expenses represented
29.6 percent of sales in 2000, compared with 30.4 percent in 1999. The decline in the percentage of SD&A expenses is primarily attributable to the international operations, which reflects the benefits of currency devaluation on expenses as reported in U.S. dollars and the lower SD&A expenses incurred by the Toma operations. On a reported basis, Toma was included for only one month in 1999 due to the acquisition being completed on December 1, 1999.

     On a pro forma basis, SD&A expenses as a percent of sales were 29.2 percent compared with 30.7 percent in 1999. The 150 basis point improvement was primarily the result of the benefits from currency devaluation experienced in Central Europe, which resulted in lower expenses as reported in U.S. dollars. In addition, SD&A expenses in the domestic operations reflected the benefits of cost reduction efforts begun in 1999 in domestic territories acquired from PepsiCo.

Special Charges

     In 2000, the Company recorded special charges of $21.7 million ($13.2 million after tax), including $17.1 million in costs for severance and other benefits and $4.6 million of costs resulting from a decision to close the Company's production facility in Ft. Wayne, Indiana. The charge for the closure of the production facility included a write-down of building and equipment and $0.5 million for severance payments and other benefits.

     As a result of the actions taken with respect to the merger with the former PepsiAmericas, which resulted in the charges recorded in 2000, the Company expects to realize annual savings of approximately $16 million, primarily in 2002 and 2003. This includes reduced employee related costs in both the existing territories and the territories acquired from the former PepsiAmericas and the benefits of centralized procurement through PepsiCo. A portion of the charges recorded in 2000 resulted from payments to former executives of the Company, which will not result in future savings or benefits.

     In 1999, the Company recorded special charges of $27.9 million ($19 million after tax), including $9.6 million of staff reduction costs, principally related to the acquisition of the domestic and international territories from PepsiCo; $7.6 million of non-cash asset write-downs associated with the exit from the plastic returnable package in the Company's existing international territories; $5.9 million of other asset write-downs principally related to the acquisition of the international territories from PepsiCo; and a $4.8 million write-down of the investment in the Baltic operations resulting from the Company's decision to seek the sale of those operations to a third party.

     As a result of the actions taken resulting in the special charges of $27.9 million, the Company expected to realize approximately $18 to $20 million in annual pretax savings, resulting principally from reductions in employee related costs. A substantial portion of these savings was realized in the year 2000. In 1999 and 1998, the Baltics had sales of $6.1 million and $5.4 million, respectively, and incurred operating losses of $1.8 million and $3.5 million, respectively.

     During 2000 and 1999, the Company paid employee benefits of $12.8 million and $11.5 million, respectively. These benefits related to charges recorded in 1997, 1999 and 2000, which included the elimination of approximately 170 positions, 310 positions and 50 positions, respectively. The payments made during 2000 and 1999 included deferred severance payments made to previously terminated employees. At the end of fiscal year 2000, $17.4 million of employee related costs were accrued. The Company expects to pay substantially all of these costs during the next twelve months and has included them in current liabilities.

Operating Income

     Operating income for 2000 and 1999 was as follows (in millions):

                                           Reported                             Pro Forma (unaudited)
                                    ----------------------     Percent          ---------------------      Percent
                                      2000         1999        Change             2000         1999        Change
                                    --------     ---------     ------           --------     --------      ------

     Domestic                       $  246.7     $  228.3        8.1            $  300.5     $  274.6        9.4
     International                     (23.7)       (46.8)      49.4               (26.0)       (38.3)      32.1
                                    --------     --------                       --------     --------
     Total Operating Income         $  223.0     $  181.5       22.9            $  274.5     $  236.3       16.2
                                    ========     ========                       ========     ========

     In 2000, operating income on a reported basis increased $41.5 million, which primarily reflects the additional operating income contributed by the domestic territories acquired in 1999. The reported domestic operating income included special charges of $21.7 million and $7.3 million in 2000 and 1999, respectively. Excluding these charges, the domestic operating income increased $32.8 million, or 13.9 percent. The operating income contributed by the acquired territories is primarily responsible for the improved results. The operating losses in 1999 reported by the international operations included special charges of $20.6 million. Excluding the impact of these charges, operating losses were reduced by $2.5 million. The improved trend in operating losses was the result of one month of operating results included for the Caribbean territories and improved results in Central Europe, despite the adverse impact of currency devaluation.

     On a pro forma basis, operating income increased $38.2 million in 2000 compared with 1999. The improvement included an increase of $25.9 million in operating income in the domestic operations and a $12.3 million reduction in operating losses in the international operations. The improved results in the domestic operations are principally the result of improved pricing in the domestic markets, offset by lower volumes, and cost reduction efforts initiated in the domestic territories acquired from PepsiCo. The domestic operating margins improved 70 basis points to 11.2 percent in 2000. On a pro forma basis in international, improvements occurred in both Central Europe and the Caribbean. The improvements reflect lower operating costs in Central Europe and improved gross profit margins in the Caribbean.

Interest and Other Expenses

     Net interest expense increased $20.1 million in 2000 to $84 million. The increase was due principally to an increase in the average outstanding net debt resulting from the acquisitions completed during 1999 and 2000. In addition, increases in interest rates on the Company's floating rate debt and the three million shares of common stock repurchased in the first quarter of 2000 contributed to the increase in interest.

     The Company reported other income of $2.1 million in 2000 compared with other expense of $46 million in 1999. Included in other income in 2000 is a gain of $2.6 million resulting from the sale of the franchise operations in the Baltics, while other expense in 1999 included a $56.3 million charge recorded to reduce the book value of non-operating real estate, as well as a $13.3 million gain on the sale of franchise territories in connection with the transaction completed with PepsiCo in 1999. Absent these items, other expense decreased to $0.5 million in 2000 compared with $3 million in 1999. The decrease is not attributed to any individually significant item.

Discontinued Operations

     Income from discontinued operations after taxes of $8.9 million resulted from the reversal of prior accruals resulting from certain insurance settlements for environmental matters related to a former subsidiary, Pneumo Abex, net of certain increased environmental and related accruals. Loss from discontinued operations after taxes of $51.7 million in 1999 includes after-tax amounts related to a $12 million settlement of environmental litigation filed against Pneumo Abex, as well as increases of $69.8 million in accruals for other environmental matters related to Pneumo Abex.

Environmental Liabilities

     Environmental liabilities are discussed further in Note 16 to the Consolidated Financial Statements and within "Discontinued Operations" above.

Operating Results - 1999 compared with 1998

Net Sales

     Net Sales increased $520.7 million, or 32.2 percent, in 1999 to $2.1 billion. On a reported basis, domestic sales increased $417.4 million, or 27.2 percent, in 1999 compared with 1998, primarily reflecting the sales contributed by the acquired territories and improved pricing. Reported international sales increased by $103.3 million to $186.8 million due to sales contributed by the newly acquired Central European territories.

Gross Profit

     The consolidated gross profit margin on a reported basis increased to 41.6 percent of sales in 1999, compared with 40.1 percent of sales in 1998. This increase principally reflected a 0.7 percentage point improvement in domestic margins, driven by higher net selling prices and favorable channel mix, partially offset by lower margin channel and package mix of the domestic territories acquired in 1999. In addition, international margins were higher due to improvements in Poland, as well as the absence, during most of 1999, of the lower margin sales associated with the Russian operations which were sold in March, 1999.

Selling, Delivery and Administrative Expenses

     Reported SD&A expenses represented 30.4 percent of sales in 1999, compared with 26.6 percent in 1998. This increase is due, in part, to higher depreciation expense as a result of increases in capital spending; higher 1999 field operating expenses to support the Company's cold bottle initiative; the higher cost structure in the territories acquired in 1999; incremental Year 2000 system remediation costs; costs to integrate the territories acquired in 1999; higher insurance expense; and strike costs incurred in 1999. Amortization expense increased by $13.7 million due to the transaction with PepsiCo completed in 1999.

Operating Income

     In 1999, operating income decreased by $22.3 million, or 10.9 percent, to $181.5 million compared with $203.8 million in 1998. The decrease reflected the special charges recorded in 1999 of $27.9 million. Excluding these charges, operating income increased $5.6 million, or 2.7 percent. Domestic operating income increased $7.3 million, or 3.3 percent, reflecting operating income contributed by the territories acquired in 1999, partially offset by special charges, higher SD&A expenses and increased amortization expenses. Reported international operating losses in 1999 include $20.6 million of special charges resulting principally from the transaction with PepsiCo. Excluding these charges, reported operating losses increased $9 million, or 52.3 percent, to $26.2 million in 1999. The increase was principally attributable to operating losses of the Central European territories acquired in 1999.

Interest and Other Expenses

     Net interest expense increased $27.8 million to $63.9 million. The increase was due principally to an increase in average outstanding net debt due to the acquisitions completed in 1999 and share repurchase activity.

     Other expense in 1999 of $46 million included the impairment charge on real estate owned by the Company and the gain realized on the sale of franchise territories to PepsiCo, as previously discussed. Absent these items, other expense decreased to $3 million in 1999 compared with $15.5 million 1998, due primarily to the termination of the management fee paid to PepsiCo and reduced real estate taxes on non-operating land.

Discontinued Operations

     The loss from discontinued operations in 1999, as previously discussed, relates to the Company's indemnification obligation resulting from the sale of Pneumo Abex, a former subsidiary. The loss from discontinued operations in 1998 of $0.5 million includes one month of results from former subsidiaries, Hussmann and Midas, which were spun-off to shareholders on January 30, 1998. Prior to the spin-offs, Hussmann and Midas paid Whitman a total of $434.3 million to settle intercompany indebtedness and pay special dividends.

Liquidity and Capital Resources

     Net cash provided by continuing operations increased by $144.3 million to $326.1 million in 2000. The increase was due primarily to the cash provided by the securitization of receivables which contributed $150 million of cash flow.

     Investing activities during 2000 included proceeds from the sale of the franchises in the Baltics and $69.2 million paid for acquisitions, including the transaction with the former PepsiAmericas and Trinidad and Tobago, and final payments related to Toma. Investing activities in 1999 included $112 million of net proceeds from the sale of the franchise territories in connection with the PepsiCo transaction, as well as $134.6 million of net cash paid for certain assets of domestic franchises contributed by PepsiCo, the Central European franchises acquired from PepsiCo, and the acquisition of Toma. The Company made capital investments of $159.7 million, net of proceeds from asset sales, essentially unchanged from the capital expenditures, net of proceeds made in 1999. It is expected that capital spending in 2001, excluding potential acquisitions, will be higher than 2000 levels due to the acquisitions completed in 2000 and a full year of spending in those territories. However, the capital spending as a percent of sales is expected to decline slightly.

     The Company's total debt increased $191.1 million to $1,373.4 million as of fiscal year end 2000, from $1,182.3 million as of fiscal year end 1999. The increase principally resulted from debt of $316.9 million assumed in the acquisition of the former PepsiAmericas. The additional debt assumed in that transaction was offset by the benefit of the securitization of receivables, which reduced short-term debt by $150 million. The Company repurchased 3 million and 16.1 million shares of its common stock for $35.7 million and $290.1 million in 2000 and 1999, respectively. The Company paid cash dividends of $5.5 million in 2000 based on an annual cash dividend of $0.04, compared with $8.8 million paid in 1999, based on a dividend rate of $0.05 in the first quarter and $0.01 in the last three quarters of 1999. The issuance of common stock, including treasury shares, for the exercise of stock options resulted in cash inflows of $27.1 million in 2000, compared with $3.2 million in 1999. The increase in cash inflows in 2000 is due to shares issued to shareholders of the former PepsiAmericas under the share subscription rights (see Note 2 to the Consolidated Financial Statements).

     The Company has a five-year revolving credit agreement with maximum borrowings of $750 million. In addition, the Company has $750 million under its commercial paper program. The revolving credit facility acts as a back-up for the commercial paper program; accordingly, the Company has a total of $750 million available under the commercial paper program and revolving credit facility combined. Total commercial paper borrowings and money market loans were $438.2 million as of the end of fiscal year 2000. During February and March 2001, the Company issued $200 million and $150 million of notes with coupon rates of 5.95 percent due 2006 and 5.79 percent due 2013, respectively. The notes issued in March 2001 will be remarketed in March 2003, at which time the notes will either be mandatorily tendered and purchased by the underwriter or mandatorily redeemed by the Company. Proceeds from these notes were used to repay outstanding commercial paper.

     The Company believes that with its existing operating cash flows, available lines of credit and potential for additional debt and equity offerings, the Company will have sufficient resources to fund its future growth and expansion.

Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS Nos. 137 and 138, is applicable to the Company effective as of the beginning of fiscal 2001. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company will adopt SFAS No. 133, as amended, in the first quarter of 2001 and expects to recognize an asset for the fair value of unsettled aluminum hedges. The asset to be recognized is not significant.

     In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and it is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral as of fiscal year end 2000. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures which are included in Note 8 to the Consolidated Financial Statements.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risks.

Commodity Prices

     The risk from commodity price changes correlates to the Company's ability to recover higher product costs through price increases to customers, which may be limited due to the competitive pricing environment that exists in the soft drink business. In 1999, the Company began to use swap contracts to hedge price fluctuations for a portion of its aluminum requirements. Each contract hedges price fluctuations on a portion of the Company's aluminum can requirements over a specified period of time. Because of the high correlation between aluminum commodity prices and the Company's contractual cost of aluminum cans, the Company considers these hedges to be highly effective. As of fiscal year end 2000, the Company has hedged a portion of its future aluminum requirements.

Interest Rates

     During 2000, the risk from changes in interest rates was not material to the Company's operations because a significant portion of the Company's debt issues were fixed rate obligations. The Company's floating rate exposure relates to changes in the six month LIBOR rate and the overnight Federal Funds rate. Assuming consistent levels of floating rate debt with those held as of fiscal year end 2000, including the impact of additional fixed rate debt issued in February 2001, a 50 basis point change in each of these rates would have an impact of approximately $1.1 million on the Company's annual interest expense related to its floating rate obligations. The Company has from time to time used interest rate swaps and forward contracts to convert fixed rate debt to floating rate debt and to lock interest rates on debt issues. In 2000, the Company had short-term investments throughout a majority of the year, principally invested in money market funds and commercial paper, which were most closely tied to the overnight Federal Funds rate. Assuming a 50 basis points change in the rate of interest associated with the Company's short-term investments, interest income would not have changed by a significant amount.

Currency Exchange Rates

     Because the Company operates in international franchise territories, it is subject to exposure resulting from changes in currency exchange rates. Currency exchange rates are influenced by a variety of economic factors including local inflation, growth, interest rates and governmental actions, as well as other factors. The Company currently does not hedge the translation risks of investments in its international operations. Any positive cash flows generated have been reinvested in the operations, excluding repayments of intercompany loans from the manufacturing operations in Poland.

     Non-U.S. operations are expected to represent about 15 percent of the Company's total operations in 2001 and represented about 11 percent in 2000. Changes in currency exchange rates impact the translation of the results of the international operations from their local currencies into U.S. dollars. If the currency exchange rates had changed by five percent in 2000, the Company estimates the impact on reported operating income would have been approximately $3 million. This estimate does not take into account the possibility that rates can move in opposite directions and that gains in one category may or may not be offset by losses from another category.

Item 8.  Financial Statements and Supplementary Data.

     See Index to Financial Information on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     Whitman incorporates by reference the information contained under the captions "Proposal 1: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in its definitive proxy statement dated March 26, 2001, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended.

     The executive officers of Whitman and their ages as of February 1, 2001 were as follows:

                                     Age                      Position

     Robert C. Pohlad.................46    Vice Chairman and Chief Executive
                                             Officer
     Kenneth E. Keiser................48    President and Chief Operating
                                             Officer, Domestic
     Larry D. Young...................46    President and Chief Operating
                                             Officer, International
     John F. Bierbaum.................56    Executive Vice President, Investor
                                             Relations and Corporate Growth
     G. Michael Durkin, Jr............41    Senior Vice President and Chief
                                             Financial Officer
     Steven R. Andrews................48    Senior Vice President, Secretary
                                             and General Counsel

     The following is a brief description of the business background of each of the Company's executive officers.

     Mr. Pohlad became Chief Executive Officer of the Company on November 30, 2000 and was named Vice Chairman in January 2001. Mr. Pohlad served as Chairman and Chief Executive Officer of the former PAS prior to the acquisition of the former PAS, a position he had held since 1998. From 1987 to present, Mr. Pohlad has also served as President of the Pohlad Companies. Prior to 1987, Mr. Pohlad was Northwest Area Vice President of the Pepsi-Cola Bottling Group.

     Mr. Keiser became President and Chief Operating Officer, Domestic of the Company on November 30, 2000. Mr. Keiser served as President and Chief Operating Officer of the former PAS prior to the acquisition of the former PAS, a position he had held since 1998. Mr. Keiser was President and Chief Operating Officer of Delta, a wholly-owned subsidiary of the former PAS, from 1990 to November 30, 2000.

     Mr. Young has been with the Company since 1984. He served as Vice President and Managing Director of the Company's operations in Poland in 1996 and later that year became President of the Company's Central Europe operations. He became Executive Vice President and Chief Operating Officer in 1998. In February 2000, Mr. Young was elected to the position of President and Chief Operating Officer. In connection with the acquisition of the former PAS in November 2000, Mr. Young was named President and Chief Operating Officer, International.

     Mr. Bierbaum has served as Executive Vice President, Investor Relations and Corporate Growth of the Company since November 2000. Mr. Bierbaum served as Chief Financial Officer of the former PAS from July 1998 to November 2000. Mr. Bierbaum was a director (from 1993 to November 2000) and Chief Financial Officer of Delta (from 1988 to November 2000). Mr. Bierbaum was also Chief Financial Officer of the Pohlad Companies, a holding and management services company, which had a beneficial ownership interest in and provided management services to the former PAS. Mr. Bierbaum has been associated with the Pohlad Companies since 1975 in a variety of capacities, including his current position.

     Mr. Durkin has served as Senior Vice President and Chief Financial Officer since November 2000. Prior to November, Mr. Durkin served as Senior Vice President and General Manager, Eastern Group, for the Company. Prior to this position, Mr. Durkin was Vice President, Customer Development of PepsiCo's Heartland Business Unit, which was acquired by the Company from PepsiCo in 1999.

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

Item 11.   Executive Compensation.

     The Company incorporates by reference the information contained under the captions "Executive Compensation" and "Director Compensation" in its definitive proxy statement dated March 26, 2001, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

     The Company incorporates by reference the information contained under the captions "Our Largest Shareholders" and "Shares Held by Our Directors and Executive Officers" in its definitive proxy statement dated March 26, 2001, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended.

Item 13.   Certain Relationships and Related Transactions.

     The Company incorporates by reference the information contained under the caption "Certain Relationships and Related Transactions" in its definitive proxy statement dated March 26, 2001, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) See Index to Financial Information on page F-1 and Exhibit Index following the Notes to Consolidated Financial Statements.

     (b)   On December 1, 2000, the Company filed a current report which, under
           Item 2, described the completion of the merger between the Company and the former PepsiAmericas. The current report also included, under
           Item 7, various exhibits including Amended and Restated Bylaws of the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 2001.

                                              PEPSIAMERICAS, INC.

                                              By:   /s/  G. MICHAEL DURKIN, JR.
                                                    ---------------------------
                                                    G. Michael Durkin, Jr.
                                                    Senior Vice President
                                                     and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on the 27th day of March, 2001.

     Signature                     Title

*   Robert C. Pohlad               Vice Chairman and Chief
    -------------------------       Executive Officer and Director
    ROBERT C. POHLAD               (principal executive officer)

    /s/ G. Michael Durkin, Jr.     Senior Vice President and Chief Financial
    -------------------------       Officer
    G. MICHAEL DURKIN, JR.         (principal financial and accounting officer)

*   Herbert M. Baum                Director
    -------------------------
    HERBERT M. BAUM

*   Richard G. Cline               Director   *By: /s/ G. MICHAEL DURKIN, JR.
    -------------------------                      --------------------------
    RICHARD G. CLINE                               G. Michael Durkin, Jr.
                                                   Attorney-in-Fact
*   Pierre S. duPont               Director        March 27, 2001
    -------------------------
    PIERRE S. du PONT

*   Archie R. Dykes                Director
    -------------------------
    ARCHIE R. DYKES

*   Charles W. Gaillard            Director
    -------------------------
    CHARLES W. GAILLARD

*   Jarobin Gilbert, Jr.           Director
    -------------------------
    JAROBIN GILBERT, JR.

*   Victoria B. Jackson            Director
    -------------------------
    VICTORIA B. JACKSON

*   Matthew M. McKenna             Director
    -------------------------
    MATTHEW M. MCKENNA

*   Robert F. Sharpe, Jr.          Director
    -------------------------
    ROBERT F. SHARPE, JR.

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES



                             ----------------------

                              FINANCIAL INFORMATION


                   FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

                                FISCAL YEAR 2000

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES
                         INDEX TO FINANCIAL INFORMATION


                                                                           Page

Statement of Financial Responsibility                                       F-2

Report of Independent Auditors                                              F-3

Consolidated Statements of Income for the fiscal years 2000, 1999 and 1998  F-4

Consolidated Balance Sheets as of fiscal year end 2000 and 1999             F-5

Consolidated Statements of Cash Flows for the fiscal years 2000, 1999
 and 1998                                                                   F-7

Consolidated Statements of Shareholders' Equity for the fiscal years
 2000, 1999 and 1998                                                        F-8

Notes to Consolidated Financial Statements                                  F-9

Financial Statement Schedules:

     Financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or related notes.

                      STATEMENT OF FINANCIAL RESPONSIBILITY

     The consolidated financial statements of PepsiAmericas, Inc. and subsidiaries have been prepared by management, which is responsible for their integrity and content. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include amounts which reflect certain estimates and judgments made by management. Actual results could differ from these estimates.

     The Board of Directors, acting through the Audit Committee of the Board, has responsibility for determining that management fulfills its duties in connection with the preparation of these consolidated financial statements. The Audit Committee meets periodically and privately with the independent auditors and with the internal auditors to review matters relating to the quality of the financial reporting of the Company, the related internal controls and the scope and results of their audits. The Committee also meets with management to review the affairs of the Company.

     To meet management's responsibility for the fair and objective reporting of the results of operations and financial condition, the Company maintains systems of internal controls and procedures to provide reasonable assurance of the reliability of its accounting records. These systems include written policies and procedures, a program of internal audit and the careful selection and training of the Company's financial staff.

     The Company's independent auditors, KPMG LLP, are engaged to audit the consolidated financial statements of the Company and to issue their report thereon. Their audit has been conducted in accordance with auditing standards generally accepted in the United States of America. Their report appears on page F-3.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
of PepsiAmericas, Inc.:

     We have audited the accompanying consolidated balance sheets of PepsiAmericas, Inc. and subsidiaries as of the end of fiscal years 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the fiscal years 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PepsiAmericas, Inc. and subsidiaries as of the end of fiscal years 2000 and 1999 and the results of their operations and their cash flows for each of the fiscal years 2000, 1999 and 1998 in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP


KPMG LLP
Chicago, Illinois
January 31, 2001

PepsiAmericas, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

Fiscal years                                                                2000          1999          1998
                                                                        -----------   -----------   -----------
Sales                                                                   $   2,527.6   $   2,138.2   $   1,617.5
Cost of goods sold                                                          1,494.2       1,248.7         968.5
                                                                        -----------   -----------   -----------
    Gross profit                                                            1,033.4         889.5         649.0
Selling, delivery and administrative expenses                                 747.7         650.8         429.6
Amortization expense                                                           41.0          29.3          15.6
Special charges                                                                21.7          27.9            --
                                                                        -----------   -----------   -----------
    Operating income                                                          223.0         181.5         203.8
Interest expense, net                                                         (84.0)        (63.9)        (36.1)
Other income (expense), net                                                     2.1         (46.0)        (15.5)
                                                                        -----------   -----------   -----------
    Income before income taxes and minority interest                          141.1          71.6         152.2
Income taxes                                                                   69.6          22.1          69.7
Minority interest                                                                --           6.6          20.0
                                                                        -----------   -----------   -----------
    Income from continuing operations                                          71.5          42.9          62.5
Income (loss) from discontinued operations after taxes                          8.9         (51.7)         (0.5)
Extraordinary loss on early extinguishment of debt after taxes                   --            --         (18.3)
                                                                        -----------   -----------   -----------
    Net income (loss)                                                   $      80.4   $      (8.8)  $      43.7
                                                                        ===========   ===========   ===========

Weighted average common shares:
Basic                                                                         139.0         123.3         101.1
Incremental effect of stock options                                             0.5           0.9           1.8
                                                                        -----------   -----------   -----------
    Diluted                                                                   139.5         124.2         102.9
                                                                        ===========   ===========   ===========

Income (loss) per share - basic:
Continuing operations                                                   $      0.51   $      0.35   $      0.62
Discontinued operations                                                        0.07         (0.42)        (0.01)
Extraordinary loss on early extinguishment of debt                               --            --         (0.18)
                                                                        -----------   -----------   -----------
    Net income (loss)                                                   $      0.58   $     (0.07)  $      0.43
                                                                        ===========   ===========   ===========

Income (loss) per share - diluted:
Continuing operations                                                   $      0.51   $      0.35   $      0.61
Discontinued operations                                                        0.07         (0.42)        (0.01)
Extraordinary loss on early extinguishment of debt                               --            --         (0.18)
                                                                        -----------   -----------   -----------
    Net income (loss)                                                   $      0.58   $     (0.07)  $      0.42
                                                                        ===========   ===========   ===========

Cash dividends per share                                                $      0.04   $      0.08   $      0.20
                                                                        ===========   ===========   ===========

The following notes are an integral part of these statements.

PepsiAmericas, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in millions)

As of fiscal year end                                                                               2000            1999
                                                                                                -----------     -----------
ASSETS:
Current assets:
    Cash and equivalents                                                                        $      51.2     $     114.5
    Receivables, net of allowance of $13.1 million - 2000 and $8.2 million - 1999                     203.0           265.1
    Inventories:
      Raw materials and supplies                                                                       81.3            54.2
      Finished goods                                                                                   82.7            57.9
                                                                                                -----------     -----------
        Total inventories                                                                             164.0           112.1
    Other current assets                                                                               58.8            46.3
                                                                                                -----------     -----------
      Total current assets                                                                            477.0           538.0
                                                                                                -----------     -----------
Investments                                                                                            48.4            47.9
Property (at cost):
    Land                                                                                               40.4            30.6
    Buildings and improvements                                                                        302.2           253.7
    Machinery and equipment                                                                         1,304.2         1,100.2
                                                                                                -----------     -----------
      Total property                                                                                1,646.8         1,384.5
    Accumulated depreciation                                                                         (642.1)         (552.8)
                                                                                                -----------     -----------
      Net property                                                                                  1,004.7           831.7
                                                                                                -----------     -----------
Intangible assets, net of accumulated amortization of $203.6 million - 2000
    and $168.0 million - 1999                                                                       1,740.7         1,416.3
Other assets                                                                                           64.8            30.4
                                                                                                -----------     -----------
    Total assets                                                                                $   3,335.6     $   2,864.3
                                                                                                ===========     ===========


The following notes are an integral part of these statements.

PepsiAmericas, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

As of fiscal year end                                                                               2000            1999
                                                                                                -----------     -----------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
    Short-term debt, including current maturities of long-term debt                             $     513.3     $     373.3
    Payables                                                                                          199.1           194.7
    Accrued expenses:
      Salaries and wages                                                                               50.2            36.6
      Interest                                                                                         17.0            16.8
      Other                                                                                           107.4           117.7
                                                                                                -----------     -----------
        Total current liabilities                                                                     887.0           739.1
                                                                                                -----------     -----------
Long-term debt                                                                                        860.1           809.0
Deferred income taxes                                                                                  47.0            71.1
Other liabilities                                                                                      88.1           102.9
Minority interest                                                                                       3.9              --
Shareholders' equity:
    Preferred stock ($0.01 par value, 12.5 million shares authorized; no shares issued)                  --              --
    Common stock ($0.01 par value, 350.0 million shares authorized; 167.3 million
      shares issued)                                                                                1,546.8         1,634.4
    Retained income                                                                                   151.6            76.7
    Accumulated other comprehensive loss:
      Cumulative translation adjustment                                                               (30.3)          (24.4)
      Unrealized investment gain                                                                        1.6             2.1
                                                                                                -----------     -----------
        Accumulated other comprehensive loss                                                          (28.7)          (22.3)
                                                                                                -----------     -----------
    Treasury stock (11.7 million shares - 2000 and 28.2 million shares - 1999)                       (220.2)         (546.6)
                                                                                                -----------     -----------
      Total shareholders' equity                                                                    1,449.5         1,142.2
                                                                                                -----------     -----------

      Total liabilities and shareholders' equity                                                $   3,335.6     $   2,864.3
                                                                                                ===========     ===========

The following notes are an integral part of these statements.

PepsiAmericas, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

Fiscal years                                                                               2000          1999         1998
                                                                                       ----------    -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                                                      $     71.5    $     42.9    $     62.5
Adjustments to reconcile to net cash provided by operating activities of continuing operations:
      Depreciation and amortization                                                         166.4         126.6          77.7
      Deferred income taxes                                                                  14.7         (44.5)         23.7
      Gain on sale of franchises                                                             (1.4)         (7.8)           --
      Special charges and real estate impairment                                             21.7          84.2            --
      Cash outlays related to special charges                                               (12.8)        (11.5)        (24.4)
      Other                                                                                   0.6           7.2          13.4
Changes in assets and liabilities, exclusive of acquisitions and divestitures
    Decrease (increase) in receivables                                                      127.6         (44.5)        (39.0)
    Decrease (increase) in inventories                                                       (9.5)          9.6         (10.1)
    Increase (decrease) in payables                                                         (21.9)         22.6          40.5
    Net change in other assets and liabilities                                              (30.8)         (3.0)         25.5
                                                                                       ----------    ----------    ----------
Net cash provided by operating activities of continuing operations                          326.1         181.8         169.8
                                                                                       ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of franchises, net of cash divested                                       2.5         112.0            --
Franchises and companies acquired, net of cash acquired                                     (69.2)       (134.6)           --
Dividends from and settlement of intercompany indebtedness with
    Hussmann and Midas prior to spin-offs                                                      --            --         434.3
Capital investments                                                                        (165.4)       (165.4)       (159.1)
Proceeds from sales of property                                                               5.7           4.5           3.7
Purchases of investments                                                                       --            --         (18.2)
Proceeds from sales of investments and joint ventures                                         0.3           8.2          23.1
                                                                                       ----------    ----------    ----------
    Net cash (used in) provided by investing activities                                    (226.1)       (175.3)        283.8
                                                                                       ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) of short-term debt                                              137.0         (14.4)         (1.5)
Proceeds from issuance of long-term debt                                                       --         298.0            --
Repayment of long-term debt                                                                (263.0)           --        (311.2)
Issuance of common stock                                                                     27.1           3.2          21.4
Treasury stock purchases                                                                    (35.7)       (290.1)        (37.7)
Cash dividends                                                                               (5.5)         (8.8)        (20.2)
                                                                                       ----------    ----------    ----------
    Net cash used in financing activities                                                  (140.1)        (12.1)       (349.2)
                                                                                       ----------    ----------    ----------

Net cash used in discontinued operations                                                    (22.7)        (26.1)         (8.7)
Effects of exchange rate changes on cash and equivalents                                     (0.5)         (1.4)         (0.5)
                                                                                       ----------    ----------    ----------
Change in cash and equivalents                                                              (63.3)        (33.1)         95.2
Cash and equivalents at beginning of year                                                   114.5         147.6          52.4
                                                                                       ----------    ----------    ----------
Cash and equivalents at end of year                                                    $     51.2    $    114.5    $    147.6
                                                                                       ==========    ==========    ==========

The following notes are an integral part of these statements.

PepsiAmericas, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions)

                                                                           Accumulated
                                              Common Stock                    Other           Treasury Stock           Total
                                            -----------------   Retained  Comprehensive    -------------------     Shareholders'
                                            Shares    Amount     Income       Loss         Shares       Amount        Equity
                                            ------   --------   --------  -------------    ------      -------     -------------

As of fiscal year end 1997                   111.7   $  478.2   $  363.4     $ (78.6)       (10.6)     $(223.3)      $  539.7
                                            ------   --------   --------     -------       ------      -------       --------

Comprehensive income:
 Net income                                                         43.7                                                 43.7
                                                                                                                     --------
 Other comprehensive income:
    Translation adjustments                                                      2.6                                      2.6
    Unrealized investment gain (net of
      tax expense of $1.7 million)                                               3.2                                      3.2
                                                                                                                     --------
 Other comprehensive income                                                                                               5.8
                                                                                                                     --------
Total comprehensive income                                                                                               49.5

Treasury stock purchases                                                                     (2.0)       (37.7)         (37.7)
Stock compensation plans                       1.6       23.9        2.6                      0.3          1.9           28.4
Special dividend distribution of Hussmann
  and Midas common stock                                 (2.3)    (295.2)       64.2                                   (233.3)
Dividends declared                                                 (20.2)                                               (20.2)
                                            ------   --------   --------     -------       ------      -------       --------
As of fiscal year end 1998                   113.3      499.8       94.3        (8.6)       (12.3)      (259.1)         326.4
                                            ------   --------   --------     -------       ------      -------       --------

Comprehensive loss:
 Net loss                                                           (8.8)                                                (8.8)
                                                                                                                     --------
 Other comprehensive loss:
    Translation adjustments                                                    (12.4)                                   (12.4)
    Unrealized investment loss (net of
      tax benefit of $0.7 million)                                              (1.3)                                    (1.3)
                                                                                                                     --------
 Other comprehensive loss                                                                                               (13.7)
                                                                                                                     --------
Total comprehensive loss                                                                                                (22.5)

Treasury stock purchases                                                                    (16.1)      (290.1)        (290.1)
Common stock issued for acquisitions          54.0    1,134.0                                                         1,134.0
Stock compensation plans                                  0.6                                 0.2          2.6            3.2
Dividends declared                                                  (8.8)                                                (8.8)
                                            ------   --------   --------     -------       ------      -------       --------
As of fiscal year end 1999                   167.3    1,634.4       76.7       (22.3)       (28.2)      (546.6)       1,142.2
                                            ------   --------   --------     -------       ------      -------       --------

Comprehensive income:
 Net income                                                         80.4                                                 80.4
                                                                                                                     --------
 Other comprehensive loss:
    Translation adjustments                                                     (5.9)                                    (5.9)
    Unrealized investment loss (net of
      tax benefit of $0.3 million)                                              (0.5)                                    (0.5)
                                                                                                                     --------
 Other comprehensive loss                                                                                                (6.4)
                                                                                                                     --------
Total comprehensive income                                                                                               74.0

Treasury stock purchases                                                                     (3.0)       (35.7)         (35.7)
Common stock issued for acquisition                     (80.4)                               17.4        327.3          246.9
Common stock issued under stock
 subscription rights and value of rights                 (5.9)                                1.7         32.1           26.2
Stock compensation plans                                 (1.3)                                0.4          2.7            1.4
Dividends declared                                                  (5.5)                                                (5.5)
                                            ------   --------   --------     -------       ------      -------       --------
As of fiscal year end 2000                   167.3   $1,546.8   $  151.6     $ (28.7)       (11.7)     $(220.2)      $1,449.5
                                            ======   ========   ========     =======       ======      =======       ========

The following  notes are an integral part of these statements.

PepsiAmericas, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION. On November 30, 2000, Whitman Corporation acquired PepsiAmericas, Inc. (the "former PAS") and subsequently, in January, 2001, changed its name to PepsiAmericas, Inc. ("PAS"). The consolidated financial statements, which are comprised of all subsidiaries, include the results of operations of the former Whitman Corporation for all periods and of the former PAS from the date of its acquisition. All amounts included in the Notes to Consolidated Financial Statements pertain to continuing operations except where otherwise noted. See further discussion in Note 3.

NATURE OF OPERATIONS. The Company manufactures, packages, sells and distributes carbonated and non-carbonated Pepsi-Cola beverages and a variety of other beverages in the United States, Central Europe and the Caribbean. The Company operates under exclusive franchise agreements with soft drink concentrate producers, including "master" bottling and fountain syrup agreements with PepsiCo, Inc. ("PepsiCo") for the manufacture, packaging, sale and distribution of PepsiCo branded products. There are similar agreements with Cadbury Schweppes and other brand owners. The franchise agreements exist in perpetuity and contain operating and marketing commitments and conditions for termination. The Company also distributes alcoholic beverages (primarily Miller Brewing Company and Heineken brands) in a limited number of its territories pursuant to distributor agreements that contain provisions regarding the distribution and sale of alcoholic beverages.

USE OF ACCOUNTING ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from the reported results.

FISCAL YEAR. The Company's fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31. The Company's 2000, 1999 and 1998 fiscal years, each containing 52 weeks, ended December 30, 2000, January 1, 2000 and January 2, 1999.

CASH AND EQUIVALENTS. Cash and equivalents consist of deposits with banks and financial institutions which are unrestricted as to withdrawal or use, and which have original maturities of three months or less.

INVENTORIES. Inventories are valued at the lower of cost (principally determined on the average method) or net realizable value.

INVESTMENTS. Investments include real estate held for sale, principally at Illinois Center, a large single location. This mixed use development is located on the Chicago lakefront. In the second quarter of 1999, the Company entered into an agreement for the sale of this property and recorded a charge of $56.3 million ($35.9 million after tax) to reduce the book value of the property. This charge is reflected in other income (expense), net, on the Consolidated Statements of Income. The close of the sale is subject to the buyer obtaining zoning approval and financing. All other investments in real estate are carried at cost, which management believes is lower than net realizable value.

DERIVATIVE FINANCIAL INSTRUMENTS. Due to fluctuations in the market prices for aluminum, the Company uses derivative financial instruments to hedge the price risk associated with anticipated aluminum can purchases, the prices of which are indexed to aluminum market prices. Realized gains and losses on aluminum hedge contracts are deferred until the related finished products are sold. The Company has also from time to time used derivative financial instruments to lock interest rates on debt issues and to convert fixed rate debt to floating rate debt. There were no such instruments outstanding as of fiscal year end 2000 or 1999.

PROPERTY. Depreciation is computed on the straight-line method. When property is sold or retired, the cost and accumulated depreciation are eliminated from the accounts and gains or losses are recorded in other income (expense), net. Expenditures for maintenance and repairs are expensed as incurred. The approximate ranges of annual depreciation rates are 2.5 percent to 6.7 percent for buildings and improvements and eight percent to 20 percent for machinery and equipment.

                                      F9

INTANGIBLE ASSETS. Intangible assets principally represent franchise rights, which are the excess of cost over fair market values of net tangible and identifiable intangible assets of acquired businesses. Such amounts generally are being amortized on a straight-line basis over 40 years. The principal factors considered in determining the use of a 40-year amortization period include: 1) the franchise agreements with PepsiCo and other brand owners are granted in perpetuity and provide the exclusive right to manufacture and sell the branded products within the territories prescribed in the agreements, and 2) the existing and projected cash flows are adequate to support the carrying values of intangible assets. Intangible assets associated with international operations are not significant.

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

BOTTLER INCENTIVES. PepsiCo and other brand owners, at their sole discretion, provide the Company with various forms of marketing support. This marketing support is intended to cover a variety of programs and initiatives, including direct marketplace support, capital equipment-related programs and shared media and advertising support. Based on the objectives of the programs and initiatives, domestic marketing support is recorded as an adjustment to net sales or a reduction of selling, delivery and administrative expenses. Direct marketplace support is primarily the funding of sales discounts and similar programs by PepsiCo and other brand owners and is recorded as an adjustment to net sales. Capital equipment-related program funding is designed to support marketing equipment programs and is recorded within selling, delivery and administrative expenses. Shared media and advertising support is recorded as a reduction to advertising and marketing expense within selling, delivery and administrative expenses. Support in the Company's Central European operations is primarily recorded as a reduction in cost of goods sold. There are no conditions or other requirements which could result in repayment of marketing support received.

ADVERTISING AND MARKETING COSTS. The Company is involved in a variety of programs to promote its products. Advertising and marketing costs are expensed in the year incurred. Certain advertising and marketing costs incurred by the Company are reimbursed by PepsiCo and other brand owners in the form of marketing support. Advertising and marketing expenses were $45.4 million, $32.2 million and $24.2 million in 2000, 1999 and 1998, respectively. These amounts are net of support of $30.5 million, $37.7 million and $22 million in 2000, 1999 and 1998, respectively.

STOCK-BASED COMPENSATION. The Company uses the intrinsic value method of accounting for its stock-based compensation.

INCOME (LOSS) PER SHARE. Basic earnings per share are based upon the weighted-average number of common shares outstanding. Diluted earnings per share assume the exercise of all options and warrants which are dilutive, whether exercisable or not. The dilutive effects of stock options and warrants are measured under the treasury stock method.

Options and warrants to purchase 8,708,974 shares, 3,757,844 shares and 111,000 shares at an average price of $18.23, $20.83 and $20.83 per share that were outstanding at the end of fiscal 2000, 1999 and 1998, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS. In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS Nos. 137 and 138, is applicable to the Company effective as of the beginning of fiscal 2001. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company will adopt SFAS No. 133, as amended, in the first quarter of 2001 and expects to recognize an asset for the fair value of unsettled aluminum hedges. The asset to be recognized is not significant.

In September, 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and it is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral as of fiscal year end 2000. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures which are included in Note 8.

2.   Acquisitions and Divestitures

     A.  PAS Acquisition as of November 2000

     On November 30, 2000, the former PAS merged into a wholly-owned subsidiary of the Company. The former PAS was the third largest publicly-held U.S.-based Pepsi anchor bottler, with distribution rights in portions of Arkansas, Iowa, Louisiana, Minnesota, Mississippi, North Dakota, South Dakota, Tennessee and Texas. The former PAS also operated in Puerto Rico, the Bahamas and Jamaica and had certain rights and preferences for expansion of its business with PepsiCo, including further expansion in the Caribbean.

     In connection with this acquisition, the Company issued 17.4 million shares of common stock and paid $30.6 million to former PAS shareholders electing to receive cash for their shares of the former PAS. The value assigned to the shares issued in the merger was based on the average closing price for the period including the day immediately preceding and following the date the maximum number of shares to be issued was known, which occurred on November 22, 2000. Based upon the average price for this period, the value assigned to each share issued was $14.167. The Company also assumed $316.9 million in debt and recorded an increase in intangible assets of $348.1 million. In addition, the Company issued 1.7 million shares of common stock at $14.6125 per share under the terms of the share subscription rights issued to former PAS shareholders electing the earn-out provision. Including costs associated with the acquisition and debt assumed in the acquisition, the total purchase price was $603.4 million. Details of the acquisition of the former PAS are as follows (in millions):

     Acquisition costs:
      Common stock issued to former PAS shareholders                            $  246.9
      Cash paid to former PAS shareholders                                          30.6
      Value of share subscription rights issued to former PAS shareholders           1.2
      Transaction costs incurred by the former Whitman Corporation                   7.8
                                                                                --------
       Initial acquisition costs, excluding contingent payment                     286.5
                                                                                --------
     Allocation of acquisition costs:
      Fair value of net liabilities of the former PAS                              (54.6)
      Transaction costs incurred by the former PAS                                  (7.0)
                                                                                --------
       Excess of acquisition costs over fair value of net liabilities           $  348.1
                                                                                ========

     Shareholders of the former PAS could elect to receive a lesser amount of shares at closing plus the right to receive in the future additional shares of the Company. This right is based on the former PAS business units achieving certain performance levels in the years 2000 through 2002. The total aggregate value of shares to be received in the future could be up to 0.1095 shares of Company common stock for each former PAS share held at the time of closing. Based upon the elections made, a total of 6.9 million additional shares of the Company could be issued in 2002 and 2003 if the performance levels are met. Issuance of such shares would result in an increase in intangible assets related to the acquisition.

     In connection with this acquisition, cash paid, net of cash acquired, totaled $21 million and the Company also funded $32.5 million for the purchase of the preferred stock of Delta Beverage Group, a subsidiary of the former PAS. In addition, the Company recorded $1.4 million of liabilities associated with the termination of approximately 100 employees of the former PAS as a result of the acquisition. A subsidiary of the former PAS is involved in a joint venture, which has resulted in the Company recording a minority interest liability for the joint venture partner's equity in the joint venture.

     Pohlad Companies and PepsiCo hold interests in Dakota Holdings LLC which currently owns approximately 14.2 million shares of the Company's common stock.

     B.  New Business Relationship with PepsiCo as of May 1999

     The Company entered into a new business relationship with PepsiCo in May 1999. As a part of the Amended and Restated Contribution and Merger Agreement (the "Agreement") with PepsiCo, on May 20, 1999 PepsiCo contributed certain assets of several domestic franchise territories to the Company, including Cleveland, Ohio; Dayton, Ohio; Indianapolis, Indiana; St. Louis, Missouri and portions of southern Indiana. The Company acquired PepsiCo's international operations in Hungary, the Czech Republic, Republic of Slovakia and Poland on May 31, 1999. In exchange for the territories acquired from and contributed by PepsiCo and the elimination of PepsiCo's 20 percent minority interest in the Company's subsidiary, Pepsi-Cola General Bottlers, Inc. ("Pepsi General"), the Company issued 54 million shares of its common stock to PepsiCo. As of fiscal year end 2000, PepsiCo holds, directly and indirectly, 57.3 million shares, or
36.8 percent, of the Company's outstanding common stock. In addition, the Company paid PepsiCo cash totaling $133.7 million, assumed bank debt of $42.3 million, and assumed $241.8 million of notes payable to PepsiCo, which were repaid on August 31, 1999. As part of the Agreement, the Company agreed to repurchase up to 16 million shares, or $400 million of its common stock, whichever was less, during the 12-month period following the close of the transaction. The Company satisfied this repurchase commitment in 1999.

     The Agreement provided for the Company to sell to PepsiCo its operations in Marion, Virginia; Princeton, West Virginia and the St. Petersburg area of Russia. On March 19, 1999, the Company completed the sale to PepsiCo of the franchises in Marion, Virginia and Princeton, West Virginia. The sale of the franchise in Russia was completed on March 31, 1999. Net proceeds from these sales were $112 million and the Company recorded a pretax gain of $13.3 million, which is reflected in other income (expense), net, on the Consolidated Statements of Income. The gain, after taxes and minority interest, was $7.8 million.

     Details of the acquired franchises, as adjusted during 2000 for the final valuation of property and certain other adjustments, are as follows (in millions):

     Acquisition costs:
      Common stock issued to PepsiCo                                            $1,134.0
      Assumption of notes payable to PepsiCo                                       241.8
      Elimination of PepsiCo's 20 percent minority interest in Pepsi General      (243.2)
                                                                                --------
       Net acquisition costs                                                     1,132.6
      Less:  Fair value of net tangible assets acquired                             89.5
                                                                                --------
       Excess of acquisition costs over fair value of net tangible assets       $1,043.1
                                                                                ========

     Cash paid for this acquisition, net of cash acquired, totaled $115.6 million. In connection with the acquisition of the Central European franchises from PepsiCo, the Company wrote down $23.7 million of certain assets in the new territories, including equipment and other assets related to plastic returnable bottles to reflect the exit of that package. In addition, the Company recorded $1.1 million of liabilities for certain employees who were terminated as a result of the acquisition. These items resulted in an increase in intangible assets related to the acquisition.

     The acquisitions of the former PAS and the domestic and Central European territories have been accounted for under the purchase method; accordingly, the results of operations of the acquired territories have been included in the Company's consolidated financial statements since the dates of acquisition. The excess of the aggregate purchase price over the fair value of net assets acquired is being amortized on a straight-line basis over 40 years based on the reasons previously discussed.

     C.  Other Acquisitions and Divestitures

     On December 29, 2000, the Company acquired the Pepsi bottling operations in Trinidad and Tobago. On December 1, 1999, the Company acquired Toma, a leading soft drink company in the Czech Republic. These acquisitions were accounted for under the purchase method; accordingly, the operating results of the acquired companies are included in the Company's consolidated financial statements since the dates of acquisition. The effect of these acquisitions, had they been made as of the beginning of 1999, would not have been significant to the Company's operating results, and consideration paid for these acquisitions was not significant. In the first quarter of 2000, the Company sold its operations in the Baltics. This sale resulted in a gain of $2.6 million ($1.4 million after taxes), which is reflected in other income (expense), net on the Consolidated Statements of Income. There were no other significant acquisitions or divestitures during 2000, 1999 or 1998.

     D. Pro Forma Financial Information (unaudited and in millions, except per share data)

     The pro forma condensed consolidated results of continuing operations presented below for 2000 and 1999 assume the following:

o The territories and companies described above, with the exception of Trinidad and Tobago, were acquired or divested as of the beginning of fiscal 1999.
o The December 1999 acquisition by the former PAS of the soft drink business of Desnoes and Geddes, a Jamaican bottler of Pepsi-Cola products and other brands, is assumed to have occurred as of the beginning of fiscal 1999.
o The 16 million share repurchase commitment was completed as of the beginning of fiscal 1999.
o The after-tax gains from the divestiture of franchise territories in 2000 and 1999 were excluded.
o The special charges recorded in 2000 and 1999 were excluded, as well as other non-recurring items recorded by the Company and the former PAS.
o Interest expense has been adjusted to assume the interest rates in effect in both years for the Company would have been in effect for debt assumed from the former PAS business units.
o The effective tax rate, excluding special charges and non-recurring items, was approximately 50 percent in each year.

                                                        2000         1999
                                                      --------     --------

     Sales                                            $3,104.9     $3,019.7
     Income from continuing operations,
      adjusted as described above                         84.3         68.5
     Per common share-basic                               0.54         0.43
     Per common share-diluted                             0.53         0.43

     The above pro forma results are for informational purposes only and may not be indicative of actual results that would have occurred had the transactions described taken place as of the beginning of fiscal 1999.

3.   Discontinued Operations

     Income from discontinued operations in 2000 includes the reversal of prior accruals resulting from certain insurance settlements for environmental matters (see Note 16) related to a former subsidiary of the Company, Pneumo Abex, net of certain increased environmental and related accruals. Loss from discontinued operations in 1999 includes after-tax amounts related to a second quarter $12 million settlement of environmental litigation filed against Pneumo Abex, as well as second quarter and fourth quarter increases of $30.8 million and $39 million, respectively, in accruals for other environmental matters related to Pneumo Abex.

     On January 30, 1998, the Company established Hussmann and Midas as independent publicly-held companies through tax-free distributions (spin-offs) to Whitman shareholders. Prior to the spin-offs, Hussmann and Midas paid Whitman $240 million and $194.3 million, respectively, to settle intercompany indebtedness and to pay special dividends. The spin-offs resulted in a reduction of shareholders' equity of $233.3 million. Included in this amount is the elimination of $64.2 million of accumulated other comprehensive loss representing cumulative translation adjustments of Hussmann and Midas as of the date of the spin-offs.

     Combined financial information for discontinued operations in 2000, 1999 and 1998 is shown below (in millions):

                                                                                 2000         1999         1998
                                                                             -----------  -----------  -----------

     Sales and revenues of Hussmann and Midas                                $        --  $        --  $     109.6
                                                                             ===========  ===========  ===========

     Loss from discontinued operations:
     Hussmann and Midas                                                      $        --  $        --  $      (0.5)
     Previously discontinued operations                                              8.9        (51.7)          --
                                                                             -----------  -----------  -----------
         Income (loss) from discontinued operations                          $       8.9  $     (51.7) $      (0.5)
                                                                             ===========  ===========  ===========
     Income tax expense (benefit) included in income (loss) from
         discontinued operations                                             $       5.8  $     (30.1) $       0.1
                                                                             ===========  ===========  ===========

4.   Extraordinary Loss on Early Extinguishment of Debt

     In January, 1998, Whitman made a tender offer for any and all of its outstanding 7.625 percent and 8.25 percent notes maturing June 15, 2015, and February 15, 2007, respectively. In connection with the tender offer, Whitman repurchased 7.625 percent and 8.25 percent notes with principal amounts of $91 million and $88.5 million, respectively. The Company paid total premiums in connection with the tender offer of $26.4 million and the remaining unamortized discount and issue costs related to repurchased notes were $2.1 million. The Company also repaid a term loan and notes with principal amounts of $50 million scheduled to mature in 1998 and 1999, notes due in 2002 with principal amounts of $50 million and industrial revenue bonds of $5 million due 2013. Costs associated with these repayments and the remaining unamortized issue costs were not significant. The Company recorded an extraordinary charge of $18.3 million, net of income tax benefits of $10.4 million, in the first quarter of 1998 related to these early extinguishments of debt.

5.   Special Charges

     In the fourth quarter of 2000, the Company recorded a special charge of $21.7 million ($13.2 million after taxes). The charge, related to the acquisition of the former PAS, included severance, related benefits and other payments to executives and employees of the Company totaling $17.1 million. Further, in connection with the closure of its production facility in Ft. Wayne, Indiana, the Company recorded a charge of $4.6 million, which included a write-down of building and equipment and $0.5 million for severance payments and other benefits.

     In the third quarter of 1999, the Company recorded a special charge of $4.5 million ($2.8 million after tax) for staff reduction costs in certain domestic markets.

     In the second quarter of 1999, the Company recorded a special charge of $23.4 million, which included $18.6 million ($11.4 million after tax) for staff reduction costs and non-cash asset write-downs, principally related to the acquisition of the domestic and international territories from PepsiCo. In addition, the Company announced it would seek the sale of the Baltic operations to a third party and recorded a write-down of the Company's investment by $4.8 million, which is included in special charges.

     In 1997, the Company recorded special charges totaling $49.3 million, consisting of $14.8 million to consolidate a number of the Company's domestic divisions, including reductions in staffing levels, and to write-down certain assets in its domestic and international operations, and $34.5 million relating to the severance of essentially all of the former Whitman corporate management and staff and for expenses associated with the spin-offs. The final payments of severance and related benefits for the 1997 charges were made in January, 2000.

     The following table summarizes the activity associated with special charges during the periods presented (in millions):

                                                          2000           1999            1997
                                                         Charges        Charges         Charges           Total
                                                        ---------      ---------      ----------        ---------
Accrued liabilities as of fiscal year end 1997                                         $  38.9           $  38.9
                                                                                       -------           -------
Expenditures:
  Employee related costs                                                                 (18.1)            (18.1)
  Spin-off related costs and other                                                        (6.3)             (6.3)
                                                                                       -------           -------
  Total                                                                                  (24.4)            (24.4)
                                                                                       -------           -------
Accrued liabilities as of fiscal year end 1998                                            14.5              14.5
                                                                                       -------           -------
Special charges:
  Asset write-downs associated with exit
     of plastic returnable bottle package in
     existing international territories                                 $   7.6                              7.6
  Other asset write-downs                                                   5.9                              5.9
  Employee related costs                                                    9.6                              9.6
  Write-down of Baltic operations                                           4.8                              4.8
                                                                        -------                          -------
  Total                                                                    27.9                             27.9
                                                                        -------                          -------
Expenditures and asset write-downs:
  Asset write-downs                                                       (18.3)                           (18.3)
  Expenditures for employee related costs                                  (5.3)          (6.2)            (11.5)
                                                                        -------        -------           -------
  Total                                                                   (23.6)          (6.2)            (29.8)
                                                                        -------        -------           -------
Accrued liabilities as of fiscal year end 1999                              4.3            8.3              12.6
                                                                        -------        -------           -------
Special charges:
  Employee related costs                                 $  17.6                                            17.6
  Asset write-downs associated with Ft. Wayne
     production facility closure                             4.1                                             4.1
                                                         -------                                         -------
  Total                                                     21.7                                            21.7
                                                         -------                                         -------
Expenditures and asset write-downs:
  Asset write-downs                                         (4.1)                                           (4.1)
  Expenditures for employee related costs                   (0.2)          (4.3)          (8.3)            (12.8)
                                                         -------        -------        -------           -------

Accrued liabilities as of fiscal year end 2000           $  17.4        $    --        $    --           $  17.4
                                                         =======        =======        =======           =======

     Employee related costs of $17.6 million recorded in 2000 include severance payments to employees affected by management changes related to the acquisition of the former PAS, including executives and other employees, as well as employees of the Ft. Wayne production facility. These changes affected approximately 50 employees in total. Employee related costs of $9.6 million recorded in the 1999 special charges include severance payments for management and staff affected by the consolidation of international headquarters and operations in Poland and management changes in certain domestic markets. The charges recorded in 1999 resulted in the elimination of approximately 310 positions, all of which have been eliminated as of fiscal year end 2000.

     The accrued liabilities remaining as of fiscal year end 2000 are comprised of deferred severance payments and certain employee benefits. The Company expects to pay substantially all of the $17.4 million of employee related costs, using cash from operations, during the next twelve months; accordingly, such amounts are classified as other current liabilities.

6.   Interest Expense, Net

     Interest expense, net, consisted of the following (in millions):

                                                        2000         1999         1998
                                                      --------     --------     --------
     Interest expense                                 $  (85.8)    $  (67.1)    $  (46.4)
     Interest income from Hussmann and Midas                --           --          1.6
     Other interest income                                 1.8          3.2          8.7
                                                      --------     --------     --------
     Interest expense, net                            $  (84.0)    $  (63.9)    $  (36.1)
                                                      ========     ========     ========

     Interest income from Hussmann and Midas related to intercompany loans and advances. The related interest expense recorded by Hussmann and Midas is included in loss from discontinued operations.

     The loans and advances to Hussmann and Midas were repaid to Whitman prior to the spin-offs of Hussmann and Midas on January 30, 1998. See Note 3.

7.   Income Taxes

     Income taxes (benefits) related to continuing operations consisted of the following (in millions):

                                       2000         1999         1998
                                     --------     --------     --------
     Current:
      Federal                        $   43.2     $   34.9     $   38.2
      Non-U.S.                            0.9           --           --
      State and local                     5.9          7.2          7.3
                                     --------     --------     --------
       Total current                     50.0         42.1         45.5
                                     --------     --------     --------
     Deferred:
      Federal                            18.5        (19.4)        22.0
      Non-U.S.                           (2.0)         1.5         (0.6)
      State and local                     3.1         (2.1)         2.8
                                     --------     --------     --------
       Total deferred                    19.6        (20.0)        24.2
                                     --------     --------     --------
     Total income taxes              $   69.6     $   22.1     $   69.7
                                     ========     ========     ========

     In the second quarter of 1999, as a result of the Central European territory acquisitions, the Company assessed certain previous tax positions related to its international operations and eliminated $19.8 million of deferred tax liabilities recorded in prior periods. Beginning in the second quarter of 1999, the Company no longer defers the U.S. tax benefits on international losses. The table below reconciles the income tax provision for continuing operations at the U.S. federal statutory rate to the Company's actual income tax provision on continuing operations (in millions):

                                                                     2000                  1999                  1998
                                                              ------------------    ------------------    ------------------
                                                              Amount     Percent    Amount     Percent    Amount     Percent
                                                              ------     -------    ------     -------    ------     -------
Income taxes computed at the U.S. federal statutory rate
  on income from continuing operations, excluding
  non-recurring items                                        $    56.1     35.0    $    48.3     35.0    $    53.3     35.0
State income taxes, net of federal income tax benefit              6.3      3.9          6.0      4.3          6.6      4.3
Non-deductible portion of amortization-intangible assets          13.2      8.2          9.2      6.7          4.4      2.9
Non-U.S. losses                                                   (0.2)    (0.1)         0.4      0.3          6.6      4.3
Other items, net                                                   1.5      1.0          2.1      1.5         (1.2)    (0.7)
                                                             ---------  -------    ---------  -------    ---------  -------
Income tax on continuing operations, excluding
  non-recurring items                                        $    76.9     48.0    $    66.0     47.8    $    69.7     45.8
Tax benefit of special charges and elimination of
  deferred tax liabilities recorded in prior periods              (7.3)                (43.9)                   --
                                                             ---------             ---------             ---------
                                                             $    69.6             $    22.1             $    69.7
                                                             =========             =========             =========

     The Company has settled the Federal income tax audits with the IRS through the 1995 tax year. Adjustments to accruals resulting from these audits are reflected in "other items, net" in the table above.

     Deferred income taxes are attributable to temporary differences which exist between the financial statement bases and tax bases of certain assets and liabilities. As of fiscal year end 2000 and 1999, deferred income taxes are attributable to (in millions):

                                                                              2000        1999
                                                                           --------    ---------
     Deferred tax assets:
      Non-U.S. net operating loss and tax credit carryforwards             $   99.1    $     --
      U.S. net operating loss and tax credit carryforwards                     42.1          --
      Provision for special charges and previously sold businesses             18.5        37.8
      Lease transactions                                                        8.1        10.5
      Unrealized losses on investments                                          7.6         7.3
      Pension and postretirement benefits                                      12.6        11.4
      Deferred compensation                                                     6.5         5.3
      Other                                                                    19.9         8.8
                                                                           --------    --------
       Gross deferred tax assets                                              214.4        81.1
      Valuation allowance on non-U.S. net operating loss and tax
       credit carryforwards                                                   (99.1)         --
                                                                           --------    --------
        Net deferred tax assets                                               115.3        81.1
                                                                           --------    --------
     Deferred tax liabilities:
      Property                                                                (93.5)      (79.3)
      Intangible assets                                                       (16.1)      (12.0)
      Deferred state taxes                                                     (7.5)       (6.2)
      Non-U.S. branch activity                                                 (1.2)       (0.8)
      Other                                                                   (27.6)      (28.0)
                                                                           --------    --------
       Total deferred tax liabilities                                        (145.9)     (126.3)
                                                                           --------    --------
        Net deferred tax liability                                         $  (30.6)   $  (45.2)
                                                                           ========    ========

     Net deferred tax asset (liability) included in:
      Other current assets                                                 $   16.4    $   25.9
      Deferred income taxes                                                   (47.0)      (71.1)
                                                                           --------    --------
        Net deferred tax liability                                         $  (30.6)   $  (45.2)
                                                                           ========    ========

     There currently is no undistributed non-U.S. income because the Company's international operations have accumulated pretax losses. Pretax losses from international operations were $32.9 million, $45.3 million and $20.6 million in 2000, 1999 and 1998, respectively. In connection with the acquisition of the former PAS, the Company became the successor to U.S. Federal net operating loss ("NOLs") and tax credit carryforwards, as well as non-U.S. NOLs. The Company also has NOLs related to its Central European operations. As of fiscal year end 2000, the U.S. NOLs were $120.2 million and expire in 2003 through 2019, while the non-U.S. NOLs amounted to $312.4 million. Utilization of U.S. and non-U.S. NOLs is limited by both the U.S. Internal Revenue Code and by various international tax laws. The Company has provided a full valuation allowance against the non-U.S. NOLs. This valuation allowance reflects the uncertainty of the Company's ability to fully utilize these benefits given the limited carryforward periods permitted by the non-U.S. taxing jurisdictions. Any future adjustments to the NOLs succeeded to the Company in connection with the purchase of the former PAS will be recorded as an adjustment to intangible assets.

8.   Sales of Receivables

     In the fourth quarter of 2000, Whitman Finance, a special purpose entity, entered into an agreement (the "Securitization") with a major U.S. financial institution to sell an undivided interest in its receivables. The agreement involves the sale of receivables by certain of the Company's domestic subsidiaries to Whitman Finance, which in turn sells an undivided interest in a revolving pool of receivables to the financial institution. Costs related to this arrangement, including losses on the sale of receivables, are included in interest expense.

     The facility was fully utilized as of fiscal year end 2000. As a result, receivables for which an undivided ownership interest was sold under the program totaled $217.4 million and the cash proceeds from the sale totaled $150 million. This resulted in a $150 million reduction in the Company's balances of receivables and short-term debt. The receivables were sold to the financial institution at a discount, which resulted in a loss of $0.7 million. The retained undivided interest of $63.1 million is included in receivables, at fair value. The fair value incorporates expected credit losses, which are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category. Since substantially all receivables sold to Whitman Finance carry 30-day terms of payment, the retained interest is not discounted. The weighted-average key credit loss assumption used in measuring the retained interests at the date of the Securitization and as of fiscal year end 2000, including the sensitivity of the current fair value of retained interests to immediate 10 percent and 20 percent adverse changes in the credit loss assumption are as follows (in millions):

                                                                                          As of fiscal year end 2000
                                                                                -----------------------------------------------
                                                                                                 10% adverse        20% adverse
                                                Date of securitization          Actual             Change             Change
                                                ----------------------          ------           -----------        -----------
     Expected credit losses                                3.3%                    3.3%              3.6%               4.0%
     Fair value of retained interests                    $66.7                   $63.1             $62.4              $61.5

     The above sensitivity analysis is hypothetical and should be used with caution. Changes in fair value based on a 10 or 20 percent variation should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear. Whitman Finance's total delinquencies (receivables over 60 days past due) as of fiscal year end 2000 were $9.8 million. Due to the timing of the Securitization, Whitman Finance's credit losses were not significant in 2000.

9.   Debt

     Long-term debt as of fiscal year end 2000 and 1999 consisted of the following (in millions):

                                                                                2000           1999
                                                                              -------        -------
     6.0% notes due 2004                                                      $ 150.0        $ 150.0
     6.375% notes due 2009                                                      150.0          150.0
     9.75% notes due 2003                                                       125.9             --
     7.5% notes due 2003                                                        125.0          125.0
     7.29% and 7.44% notes due 2026 ($100 million and
      $25 million due 2004 and 2008, respectively, at option of note            125.0          125.0
      holder)
     6.5% notes due 2006                                                        100.0          100.0
     7.5% notes due 2001                                                         75.0           75.0
     6.90% notes due 2005                                                        60.0           60.0
     6.25% notes due 2000                                                          --           75.5
     Various other debt                                                          27.0           27.4
                                                                              -------        -------
      Total debt                                                                937.9          887.9
     Less: Amount classified as short-term debt                                  75.1           75.5
           Unamortized discount                                                   2.7            3.4
                                                                              -------        -------
     Total long-term debt                                                     $ 860.1        $ 809.0
                                                                              =======        =======

     The Company maintains a $750 million commercial paper program and also has $750 million available under a contractual revolving credit facility as a back-up for the commercial paper program; accordingly, the Company has a total of $750 million available under the commercial paper program and revolving credit facility combined. In addition, the Company borrows funds under unsecured money market loans. The interest rates on the revolving credit facility, expiring in 2004, are based primarily on the London Interbank Offered Rate ("LIBOR"). There were no borrowings under the revolving credit facility as of fiscal year end 2000 or 1999. The weighted-average borrowings under the commercial paper program and money market loans during 2000 and 1999 were $372.1 million and $128 million, respectively. The Company is in compliance with all covenants under its debt agreements.

     During November 2000, the Company gave notice of its intent to redeem the
9.75 percent notes due 2003 with a face value of $120 million at a rate, including premium, of 104.875. The notes were subsequently redeemed on January 2, 2001.

     The amounts of long-term debt, excluding obligations under capital leases, are scheduled to mature, or have been redeemed, as follows (in millions):

              Fiscal
               Year                     Amount
              ------                   -------

               2001                    $ 201.0
               2002                         --
               2003                      125.0
               2004                      250.0
               2005                       61.0

     The fair market value of the Company's floating rate debt as of fiscal year end 2000 approximated its carrying value. The Company's fixed rate debt had a carrying value of $935.9 million and an estimated fair market value of $930.5 million as of fiscal year end 2000. The fair market value of the fixed rate debt was based upon quotes from financial institutions for instruments with similar characteristics or upon discounting future cash flows.

10.  Leases

     As of fiscal year end 2000, annual minimum rental payments required under capital leases and operating leases that have initial noncancelable terms in excess of one year were as follows (in millions):

                                                    Capital     Operating
                                                     Leases       Leases
                                                    -------     ---------
     2001                                           $  1.6       $ 18.2
     2002                                              1.0         13.3
     2003                                              0.8         10.5
     2004                                              0.1          7.1
     Thereafter                                         --         22.8
                                                    ------       ------
     Total minimum lease payments                      3.5       $ 71.9
                                                                 ======
     Less:  imputed interest                           0.6
                                                    ------
     Present value of minimum lease payments        $  2.9
                                                    ======

     Total rent expense applicable to operating leases amounted to $17.8 million, $19.1 million and $15.3 million in 2000, 1999 and 1998, respectively. During 2000, the Company assumed the operating lease commitments of the former PAS (see Note 2) and renewed several long-term operating lease commitments. A majority of the Company's leases provide that the Company pays taxes, maintenance, insurance and certain other operating expenses.

11.  Financial Instruments

     During 2000 and 1999, the Company used derivative financial instruments to reduce the Company's exposure to adverse fluctuations in commodity prices. These financial instruments were "over-the-counter" instruments and were designated at their inception as hedges of underlying exposures. The Company does not use derivative financial instruments for trading purposes.

     During 2000 and 1999, the Company entered into swap contracts to hedge future fluctuations in aluminum prices. Each contract hedges price fluctuations on a portion of the Company's aluminum can requirements. Because of the high correlation between aluminum commodity prices and the Company's contractual cost of aluminum cans, the Company considers these hedges to be highly effective. As of fiscal year end 2000, the Company has hedged a portion of its future domestic aluminum requirements. Deferred hedging gains and losses on these contracts as of fiscal year end 2000 were not significant and will be recognized in income upon sale of the inventory containing the aluminum being hedged.

12.  Pension and Other Postretirement Plans

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

     In connection with the 1999 transaction with PepsiCo, substantially all of the active U.S. employees formerly employed by PepsiCo in the acquired territories are now covered under the plans sponsored and funded by the Company. Except as negotiated through new union contracts for hourly employees, each employee's years of service under the PepsiCo plans will count toward their benefit formula under the Company's plans; however, the Company did not assume plan assets or obligations under the PepsiCo plans.

     Net periodic pension cost for 2000, 1999 and 1998 included the following components (in millions):

                                             2000      1999      1998
                                            -------   ------    ------
     Service cost                           $  5.4    $  5.1    $  3.5
     Interest cost                             7.7       7.0       6.6
     Expected return on plan assets           (9.4)     (8.6)     (8.0)
     Amortization of actuarial loss           (0.9)       --      (0.3)
     Amortization of transition asset         (0.2)     (0.2)     (0.2)
     Settlement                                0.1        --        --
     Amortization of prior service cost        1.0       1.0       0.9
                                            ------    ------    ------
     Net periodic pension cost              $  3.7    $  4.3    $  2.5
                                            ======    ======    ======

     The following tables outline the changes in benefit obligations and fair values of plan assets for the Company's pension plans and reconciles the pension plans' funded status to the amounts recognized in the Company's balance sheets as of fiscal year end 2000 and 1999 (in millions):

                                                       2000      1999
                                                      ------    ------
     Benefit obligation at beginning of year          $104.5    $106.3
     Service cost                                        5.4       5.1
     Interest cost                                       7.7       7.0
     Amendments                                          0.3       1.8
     Actuarial gain                                     (2.9)    (10.8)
     Acquisition                                         7.1       1.0
     Benefits paid                                      (6.5)     (5.9)
                                                      ------    ------
     Benefit obligation at end of year                $115.6    $104.5
                                                      ------    ------


     Fair value of plan assets at beginning of year   $115.2    $101.9
     Actual return on plan assets                       16.5      18.7
     Employer contributions                              2.4       0.5
     Acquisition                                         9.6        --
     Benefits paid                                      (6.5)     (5.9)
                                                      ------    ------
     Fair value of plan assets at end of year         $137.2    $115.2
                                                      ------    ------


     Funded status                                    $ 21.6    $ 10.7
     Unrecognized net actuarial gain                   (30.6)    (21.4)
     Unrecognized prior service cost                     4.2       4.9
     Unrecognized transition asset                      (0.2)     (0.4)
                                                      ------    ------
     Net amount recognized                            $ (5.0)   $ (6.2)
                                                      ======    ======

     Net amounts recognized in the balance sheets consist of:

                                                       2000      1999
                                                      ------    ------

     Prepaid pension cost                             $  2.5    $   --
     Accrued pension liability                          (7.5)     (6.2)
                                                      ------    ------
     Net amount recognized                            $ (5.0)   $ (6.2)
                                                      ======    ======

     The Company uses September 30 as the measurement date for plan assets and obligations. Pension costs are funded in amounts not less than minimum levels required by regulation. The principal economic assumptions used in the determination of net periodic pension cost and benefit obligations were as follows:

     Net periodic pension cost:                                 2000         1999         1998
     --------------------------                             ----------   ----------   ----------

     Discount rates                                             7.5%         6.5%         7.0%
     Expected long-term rates of return on assets               9.5%         9.5%         9.5%
     Rates of increase in future compensation levels            5.0%         4.0%         4.5%

     Benefit obligation:                                        2000         1999
     -------------------                                    ----------   ----------
     Discount rates                                             7.75%        7.5%
     Rates of increase in future compensation levels            5.25%        5.0%

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $4.6 million, $3.7 million and zero, respectively, as of fiscal year end 2000 and $30.0 million, $28.5 million and $25 million, respectively, as of fiscal year end 1999.

Company-sponsored defined contribution plans. Substantially all U.S. salaried employees and certain U.S. hourly employees participate in voluntary, contributory defined contribution plans to which the Company makes partial matching contributions. Company contributions to these plans amounted to $7 million, $6.1 million and $5.1 million in 2000, 1999 and 1998, respectively.

Multi-employer pension plans. The Company's subsidiaries participate in a number of multi-employer pension plans, which provide benefits to certain union employee groups of the Company. Amounts contributed to the plans totaled $2.9 million, $3.9 million and $3.1 million in 2000, 1999 and 1998, respectively.

Post-retirement benefits other than pensions. The Company provides substantially all former U.S. salaried employees who retired prior to July 1, 1989 and certain other employees in the U.S., including certain employees in the territories acquired from PepsiCo, with certain life and health care benefits. U.S. salaried employees retiring after July 1, 1989, except covered employees in the territories acquired from PepsiCo, generally are required to pay the full cost of these benefits. Effective January 1, 2000, non-union hourly employees are also eligible for coverage under these plans, but are also required to pay the full cost of the benefits. Eligibility for these benefits varies with the employee's classification prior to retirement. Benefits are provided through insurance contracts or welfare trust funds. The insured plans generally are financed by monthly insurance premiums and are based upon the prior year's experience. Benefits paid from the welfare trust are financed by monthly deposits which approximate the amount of current claims and expenses. The Company has the right to modify or terminate these benefits.

     Net periodic cost of post-retirement benefits other than pensions for 2000, 1999 and 1998 amounted to $0.8 million, $0.6 million and $0.1 million, respectively. The Company's post-retirement life and health benefits are not funded. The unfunded accrued post-retirement benefits amounted to $25 million as of fiscal year end 2000 and $24.3 million as of fiscal year end 1999.

Multi-employer post-retirement medical and life insurance. The Company's subsidiaries participate in a number of multi-employer plans which provide health care and survivor benefits to union employees during their working lives and after retirement. Portions of the benefit contributions, which cannot be disaggregated, relate to post-retirement benefits for plan participants. Total amounts charged against income and contributed to the plans (including benefit coverage during their working lives) amounted to $10 million, $4.9 million and $5.1 million in 2000, 1999 and 1998, respectively. Effective at the beginning of 2000, certain union employee groups terminated participation in PepsiCo-sponsored plans and began participation in multi-employer plans, which added $4.4 million of expense relative to multi-employer plans in 2000.

13.  Stock Options and Warrants

     The Company's Stock Incentive Plan (the "Plan"), originally approved by shareholders in 1982 and subsequently amended from time to time, provides for granting incentive stock options, nonqualified stock options, related stock appreciation rights (SARs), restricted stock awards, and performance awards or any combination of the foregoing. Generally, outstanding nonqualified stock options are exercisable during a ten-year period beginning one to three years after the date of grant. All options were granted at fair market value at the date of grant. There are no outstanding stock appreciation rights as of fiscal year end 2000.

     In connection with the acquisition of the former PAS (see Note 2), all outstanding stock options of the former PAS were converted to options of the Company's stock. No cash or other consideration was issued to employees, and the aggregate intrinsic value of each option immediately after the acquisition was not greater than the aggregate intrinsic value of each former PAS option immediately before the acquisition. Further, the ratio of the exercise price for each option to the market value per share was not reduced, and the vesting provisions and option period of each original grant remained the same. Accordingly, no new measurement date was established relative to the converted options.

     In connection with the transaction with PepsiCo, all shares granted prior to 1999 were vested in full during 1999.

     In January, 1998, the Company issued 92,400 options to certain Whitman and Pepsi General employees to purchase Whitman common stock at a price of $25.03 per share. The Black-Scholes valuation for these options was $5.64. In addition, the Company issued 319,700 options to employees of Hussmann and Midas. As a result of the spin-offs, options to purchase Whitman common stock held by Hussmann and Midas employees were forfeited and new options to purchase shares of the separate companies were issued to employees of each respective company. The total number of options forfeited, including options granted in January, 1998, were 3,041,268, of which 889,793 were exercisable. The remaining option agreements were modified to adjust the number of shares and relevant exercise prices pursuant to an IRS formula. No cash or other consideration was issued to employees, and the aggregate intrinsic value of each option immediately after the spin-offs was not greater than the aggregate intrinsic value of each option immediately before the spin-offs. Further, the ratio of the exercise price for each option to the market value per share was not reduced, and the vesting provisions and option period of each original grant remained the same. Accordingly, no new measurement date was established relative to the forfeited options.

     Changes in options outstanding are summarized as follows:

                                                                            Options Outstanding
                                              --------------------------------------------------------------------------------
                                                                                 Range of               Weighted-Average
                                                       Options                Exercise Prices            Exercise Price
                                                       -------                ---------------            --------------
Balance, fiscal year end 1997                         8,015,227               $11.23 - $27.81                $19.81
Activity prior to the spin-offs:
  Granted                                               412,100                25.03 -  25.99                 25.40
  Exercised or surrendered                             (590,471)               11.23 -  25.31                 13.66
  Recaptured or terminated                           (3,041,268)               11.23 -  26.22                 22.36
Adjustment due to the spin-offs                       2,850,486
                                                     ----------
Balance, upon the spin-offs as adjusted               7,646,074                 7.04 -  17.44                 11.89
Activity subsequent to the spin-offs:
  Granted                                               957,600                15.84 -  22.66                 17.30
  Exercised or surrendered                           (1,487,026)                7.04 -  15.88                 10.31
  Recaptured or terminated                             (234,727)               11.45 -  19.53                 15.11
                                                     ----------
Balance, fiscal year end 1998                         6,881,921                 7.04 -  22.66                 13.21
Granted                                               3,744,600                13.91 -  22.63                 20.76
Exercised or surrendered                               (231,416)                7.04 -  16.13                 10.61
Recaptured or terminated                               (154,489)               14.46 -  22.63                 21.58
                                                     ----------
Balance, fiscal year end 1999                        10,240,616                 7.04 -  22.66                 15.90
Granted                                               2,322,597                11.97 -  14.66                 12.49
Exercised or surrendered                               (262,798)                7.04 -  12.19                  8.39
Recaptured or terminated                               (500,622)               11.45 -  22.63                 16.66
Converted from former PAS options                     1,451,087                10.81 -  22.53                 14.44
                                                     ----------
Balance, fiscal year end 2000                        13,250,880                 7.37 -  22.66                 15.14
                                                     ==========

     The number of options exercisable as of fiscal year end 2000 was 9,066,069, with a weighted-average exercise price of $15.37, compared with options exercisable of 7,010,916 as of fiscal year end 1999 and 4,768,922 as of fiscal year end 1998 with weighted-average exercise prices of $13.79 and $11.97, respectively. As of fiscal year end 2000, there were 7,294,035 shares available for future grants, which includes shares remaining from the 8,000,000 shares provided for by the adoption of the 2000 Stock Incentive Plan in May, 2000. The following table summarizes information regarding stock options outstanding and exercisable as of fiscal year end 2000:

                                           Options Outstanding                                 Options Exercisable
                           -----------------------------------------------------      -------------------------------------
                                           Weighted-Average
   Range of                 Options         Remaining Life      Weighted-Average          Options           Weighted-Average
Exercise Prices            Outstanding       (in years)          Exercise Price        Exercisable           Exercise Price
---------------            -----------     ----------------     ----------------       -----------          ----------------
$7.37 - $12.84              5,018,862              6.4            $  11.02              2,386,559           $      9.61
$13.09 - $18.48             5,735,673              6.1               15.61              4,886,735                 15.65
$19.53 - $22.66             2,496,345              8.0               22.36              1,792,775                 22.25
                           ----------                                                  ----------
Total Options              13,250,880              6.6               15.14              9,066,069                 15.37
                           ==========                                                  ==========

     SFAS No. 123, "Accounting for Stock-Based Compensation" requires, among other items, the Company to disclose either in the Consolidated Statements of Income or in the Notes to the Consolidated Financial Statements an estimate of the cost of stock options granted to employees. The Company has elected to continue to account for stock options granted to employees in accordance with the intrinsic value method under Accounting Principles Board Opinion No. 25. However, using the Black-Scholes model and the assumptions presented in the following table, the weighted-average estimated fair values at the dates of grant of options in 2000, 1999 and 1998 (subsequent to the spin-offs of Hussmann and Midas) were $4.60, $6.43 and $5.01, respectively. The weighted-average estimated fair values of options granted in 1998 (prior to the spin-offs) was $5.64.

     The following table contains the Black-Scholes assumptions used:

                                                                               Options Granted     Options Granted
                                                                               After Spin-Offs     Before Spin-Offs
                                                      2000           1999            1998                1998
                                                      ----           ----            ----                ----
     Risk-free interest rate                          6.6%           5.0%            4.7%                5.3%
     Expected dividend yield                          0.4%           0.9%            1.0%                1.9%
     Expected volatility                             28.9%          27.8%           27.2%               19.8%
     Estimated lives of options (in years)            5.0            5.0             5.0                 5.0

     Based upon the above assumptions, the Company's net income (loss) and income (loss) per share, adjusted to reflect the disclosures required under SFAS No. 123, would have been (in millions, except per share amounts):

                                                                         2000               1999                1998
                                                                       -------            -------             -------
Pro forma income (loss):
     Income from continuing operations                                 $  64.4            $  37.3             $  59.8
     Income (loss) from discontinued operations                            8.9              (51.7)                2.4
     Extraordinary loss on early extinguishment of debt                     --                 --               (18.3)
                                                                       -------            -------             -------
     Net income (loss)                                                 $  73.3            $ (14.4)            $  43.9
                                                                       =======            =======             =======

Pro forma income (loss) per share - basic:
     Continuing operations                                             $  0.46            $  0.30             $  0.59
     Discontinued operations                                              0.07              (0.42)               0.02
     Extraordinary loss on early extinguishment of debt                     --                 --               (0.18)
                                                                       -------            -------             -------
     Net income (loss)                                                 $  0.53            $ (0.12)            $  0.43
                                                                       =======            =======             =======

Pro forma income (loss) per share - diluted:
     Continuing operations                                             $  0.46            $  0.30             $  0.58
     Discontinued operations                                              0.07              (0.42)               0.02
     Extraordinary loss on early extinguishment of debt                     --                 --               (0.18)
                                                                       -------            -------             -------
     Net income (loss)                                                 $  0.53            $ (0.12)            $  0.42
                                                                       =======            =======             =======

     Options granted vest equally each year over a three year period. As a result, the estimated costs indicated above for 1998 reflect only a partial vesting of such options and do not consider the pro forma costs for options granted before 1995. If full vesting were assumed, the estimated pro forma compensation costs for each year would have been higher than indicated above.

     The Company granted restricted shares of stock prior to 1998. No restricted shares were granted in 2000, 1999 or 1998. Holders of restricted shares of Whitman common stock received shares of Hussmann and Midas in the spin-offs, free of restrictions. A total of 132,707 Whitman restricted shares were forfeited by Hussmann and Midas executives, which were subsequently replaced by restricted shares of equivalent value in each respective company.

     The Company recognized compensation expense in selling, delivery and administrative expenses of $0.7 million in 1998, which included $0.3 million associated with the dividend of Hussmann and Midas shares. Compensation expense recorded in discontinued operations related to these grants was $0.7 million in 1998, which included $1.3 million related to the dividend of Hussmann and Midas shares, offset by the recapture of previously recorded expense of $0.6 million related to forfeited Whitman shares. At fiscal year end 1998, holders of 82,871 restricted shares of Whitman common stock received their shares free of restrictions, which resulted in a charge of $0.3 million in 1998. Accordingly, the Company recorded no compensation expense related to restricted shares in 2000 or 1999.

     In connection with the acquisition of the former PAS (see Note 2), the Company converted former PAS warrants to warrants to acquire shares of the Company's stock. The warrants are exercisable by Dakota Holdings LLC and by V. Suarez & Co., Inc. for the purchase of 377,128 and 94,282 shares, respectively, of the Company's common stock at $24.79 per share, exercisable anytime until February 17, 2006. Dakota Holdings LLC currently owns approximately 14.2 million shares of the Company's common stock.

14.  Shareholder Rights Plan and Preferred Stock

     On May 20, 1999, the Company adopted a Shareholder Rights Plan and declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value $0.01 per share, of the Company. The dividend was paid on June 11, 1999 to the shareholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, of the Company at a price of $61.25 per one one-hundredth of a share of such Preferred Stock, subject to adjustment. The Rights will become exercisable if someone buys 15 percent or more of the Company's common stock or following the commencement of, or announcement of an intention to commence, a tender or exchange offer to acquire 15 percent or more of the Company's common stock. In addition, if someone buys 15 percent or more of the Company's common stock, each right will entitle its holder (other than that buyer) to purchase, at the Right's $61.25 purchase price, a number of shares of the Company's common stock having a market value of twice the Right's $61.25 exercise price. If the Company is acquired in a merger, each Right will entitle its holder to purchase, at the Right's $61.25 purchase price, a number of the acquiring company's common shares having a market value at the time of twice the Right's exercise price. The plan was subsequently amended on August 18, 2000 in connection with the merger agreement with the former PAS. The amendment to the rights agreement provides that:

o None of Pohlad Companies, any affiliate of Pohlad Companies, Robert C. Pohlad, affiliates of Robert C. Pohlad or the former PepsiAmericas will be deemed an "Acquiring Person" (as defined in the rights agreement) solely by virtue of (1) the consummation of the transactions contemplated by the merger agreement, (2) the acquisition by Dakota Holdings of shares of the Company's common stock in connection with the merger, or (3) the acquisition of shares of the Company's common stock permitted by the Pohlad shareholder agreement;

o Dakota Holdings will not be deemed an "Acquiring Person" (as defined in the rights agreement) so long as it is owned solely by Robert C. Pohlad, affiliates of Robert C. Pohlad, PepsiCo and/or affiliates of PepsiCo; and

o A "Distribution Date" (as defined in the rights agreement) will not occur solely by reason of the execution, delivery and performance of the merger agreement or the consummation of any of the transactions contemplated by the merger agreement.

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

     The Company has 12.5 million authorized shares of Preferred Stock. There is no Preferred Stock issued or outstanding.

15.  Supplemental Cash Flow Information

     Net cash provided by continuing operations reflects cash payments and cash receipts as follows (in millions):

                                            2000         1999         1998
                                           -------      -------      -------
     Interest paid                         $  84.7      $  64.4      $  51.4
     Interest received                         1.8          3.8          8.3
     Income taxes paid                        47.1         37.5         23.3
     Income tax refunds                        2.1          1.0          1.3

     The Company also received $1.6 million of interest from Hussmann and Midas in 1998 related to their intercompany account balances.

16.  Environmental and Other Contingencies

     The Company is subject to certain indemnification obligations under agreements with previously sold subsidiaries, including potential environmental liabilities. There is significant uncertainty in assessing the Company's share of the potential liability for such indemnification. The assessment and determination for cleanup at the various sites involved is inherently speculative during the early stages, and the Company's indemnification obligation for such costs is subject to various factors, including possible secondary insurance recoveries and the allocation of liabilities among many other potentially responsible and financially viable parties.

     The Company's largest environmental exposure has been, and continues to be, the remedial action required at a facility in Portsmouth, Virginia for which the Company has an indemnity obligation. This is a superfund site which the U.S. Environmental Protection Agency required be remediated. Through 2000, the Company had indemnified an estimated $37.8 million (net of $3.1 million of recoveries from other responsible parties) for remediation of the Portsmouth site (consisting principally of soil treatment and removal) and has accrued and expects to incur an estimated $3.8 million to complete the remediation over the next one to two years.

     Although the Company has indemnification obligations for environmental liabilities at a number of other sites, including several superfund sites, it is not anticipated that the expense involved at any specific site would have a material effect on the Company. In the case of the other superfund sites, the volumetric contribution for which the Company has an obligation has in most cases been estimated and other large, financially viable parties are responsible for all or substantial portions of the remainder.

     As of fiscal year end 2000, the Company had $21.1 million accrued to cover potential indemnification obligations, including $5.0 million classified as current liabilities, which excludes possible insurance recoveries and is determined on an undiscounted cash flow basis. Based on the latest evaluations from outside advisors and consultants, the Company believes the upper end of the range for its potential liability for indemnification obligations is approximately $19 million higher than the current accrued balance. The Company has determined that there is no amount within the range of possible liabilities that appears to be a better estimate than any other amount within the range and the minimum amount within the range has been accrued. The Company expects a significant portion of the accrual will be disbursed during the next four years.

     During the second quarter of 2000, a trust was established that will be used to satisfy a portion of the future indemnification obligations. As a result of the establishment of the trust, the Company removed a portion of its existing liabilities to which the trust is expected to be responsive. No payments were made by the Trust during 2000, and the Trust held $33.6 million as of fiscal year end 2000. The Company and its previously sold subsidiaries have also in the past successfully negotiated other settlements with insurance companies and other responsible parties related to these environmental liabilities, including recoveries of $2.8 million in 2000. Receivables of $12.1 million for future amounts anticipated from insurance companies and other responsible parties were included as assets on the Company's balance sheet as of fiscal year end 2000.

     The estimated indemnification liabilities include expenses for the remediation of identified sites, payments to third parties for claims and expenses, and the expenses of on-going evaluations and litigation. The estimates are based upon the judgments of outside consultants and experts and their evaluations of the characteristics and parameters of the sites, including results from field inspections, test borings and water flows. Their estimates are based upon the use of current technology and remediation techniques, and do not take into consideration any inflationary trends upon such claims or expenses, nor do they reflect the possible benefits of continuing improvements in remediation methods. The accruals also do not provide for any claims for environmental liabilities or other potential issues which may occur in the future.

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

17.  Segment Reporting

     The Company operates in one industry, carbonated soft drinks and other ready-to-drink beverages, split into two geographic areas - Domestic and International. The Company does business in 18 states in the U.S., and outside the U.S. the Company does business in Poland, Hungary, the Czech Republic, Republic of Slovakia, Puerto Rico, Jamaica, the Bahamas and Trinidad and Tobago.

     Selected financial information related to the Company's geographic segments is shown below (in millions):

                                              Sales                           Operating Income
                                 --------------------------------    --------------------------------
                                   2000        1999        1998        2000        1999        1998
                                 --------    --------    --------    --------    --------    --------
     Domestic                    $2,242.8    $1,951.4    $1,534.0    $  246.7    $  228.3    $  221.0
     International                  284.8       186.8        83.5       (23.7)      (46.8)      (17.2)
                                 --------    --------    --------    --------    --------    --------
      Total                      $2,527.6    $2,138.2    $1,617.5       223.0       181.5       203.8
                                 ========    ========    ========
     Interest expense, net                                              (84.0)      (63.9)      (36.1)
     Other income (expense), net                                          2.1       (46.0)      (15.5)
                                                                     --------    --------    --------
      Pretax income                                                  $  141.1    $   71.6    $  152.2
                                                                     ========    ========    ========

                                             Capital                            Depreciation
                                           Investments                       and Amortization
                                 --------------------------------    ---------------------------------
                                   2000        1999        1998        2000        1999        1998
                                 --------    --------    --------    --------    --------    --------
     Domestic                    $  137.7    $  145.9    $  132.8    $  132.5    $   99.3    $   68.3
     International                   27.7        19.5        26.3        31.5        24.9         7.0
                                 --------    --------    --------    --------    --------    --------
      Total operating               165.4       165.4       159.1       164.0       124.2        75.3
     Non-operating                     --          --          --         2.4         2.4         2.4
                                 --------    --------    --------    --------    --------    --------
      Total                      $  165.4    $  165.4    $  159.1    $  166.4    $  126.6    $   77.7
                                 ========    ========    ========    ========    ========    ========

                                         Assets                        Long-Lived Assets
                                 --------------------                --------------------
                                   2000        1999                    2000        1999
                                 --------    --------                --------    --------
     Domestic                    $2,757.0    $2,419.7                $2,437.3    $2,016.5
     International                  396.0       268.9                   282.3       201.7
                                 --------    --------                --------    --------
      Total operating             3,153.0     2,688.6                 2,719.6     2,218.2
     Non-operating                  182.6       175.7                    74.2        77.7
                                 --------    --------                --------    --------
      Total                      $3,335.6    $2,864.3                $2,793.8    $2,295.9
                                 ========    ========                ========    ========

     Operating income is exclusive of net interest expense, other miscellaneous income and expense items, and income taxes. In 2000, the Company recorded special charges of $21.7 million (see Note 5), which reduced the reported domestic operating income in 2000. In 1999, the Company recorded special charges of $27.9 million (see Note 5), which reduced reported operating income for domestic and international operations by $7.3 million and $20.6 million, respectively. Foreign currency losses were $1.7 million in 1998, including $1.4 million associated with the Russia operations, which were sold in March, 1999. Such losses are included in other income (expense), net. Foreign currency gains or losses in 2000 and 1999 were not significant. There were no export sales, and sales between geographic areas were insignificant. Sales to any single customer and sales to domestic or non-U.S. governments were individually less than ten percent of consolidated sales.

     Non-operating assets are principally cash and equivalents, investments, property and miscellaneous other assets, including $30.3 million and $30.4 million of real estate investments as of fiscal year end 2000 and 1999, respectively. Long-lived assets represent net property, investments and net intangible assets.

18.  Transactions with PepsiCo

     The Company is a licensed producer and distributor of Pepsi carbonated soft drinks and other non-alcoholic beverages. The Company purchases concentrate from PepsiCo to be used in the production of these carbonated soft drinks and other non-alcoholic beverages.

     PepsiCo and the Company share a business objective of increasing availability and consumption of Pepsi's brands. Accordingly, PepsiCo provides the Company with various forms of marketing support to promote Pepsi's brands. This support covers a variety of initiatives, including market place support, marketing programs, marketing equipment and related program support and shared media expense. PepsiCo and the Company each record their share of the cost of marketing programs in their financial statements. Based on the objectives of the programs and initiatives, domestic marketing support is recorded as an adjustment to net sales or as a reduction of selling, delivery and administrative expenses. There are no conditions or requirements which could result in the repayment of any support payments received by the Company.

     The Company manufactures and distributes fountain products and provides fountain equipment service to PepsiCo customers in certain territories in accordance with various agreements. There are other products which the Company produces and/or distributes through various arrangements with PepsiCo or partners of PepsiCo. The Company purchases concentrate from the Lipton Tea Partnership and finished goods from the North American Coffee Partnership. The Company pays a royalty fee to PepsiCo for the use of the Aquafina trademark.

     The Consolidated Statements of Income include the following income and (expense) transactions with PepsiCo:

                                                          2000        1999        1998
                                                        --------    --------    --------

     Net sales                                          $  49.2     $  39.8     $  33.7
     Cost of goods sold                                  (505.0)     (384.8)     (288.3)
     Selling, delivery and administrative expenses         29.2        43.9        41.3

19.  Selected Quarterly Financial Data
     (unaudited and in millions, except for earnings per share)

                                                            First         Second         Third         Fourth        Fiscal
                                                            Quarter       Quarter       Quarter        Quarter        Year
                                                         -----------   -----------   -----------    -----------   ----------
2000:
Sales                                                    $    548.9    $    682.6    $    655.2     $    640.9    $  2,527.6
                                                         ----------    ----------    ----------     ----------    ----------
Gross profit                                             $    229.2    $    279.1    $    269.0     $    256.1    $  1,033.4
                                                         ----------    ----------    ----------     ----------    ----------
Income from continuing operations                        $     10.2    $     30.6    $     28.9     $      1.8    $     71.5
Income from discontinued operations                             --            8.9           --              --           8.9
                                                         ---------     ----------    ---------      ----------    ----------
Net income                                               $     10.2    $     39.5    $     28.9     $      1.8    $     80.4
                                                         ==========    ==========    ==========     ==========    ==========
Weighted average common shares:
  Basic                                                       138.1         136.4         136.3          145.4         139.0
  Incremental effect of stock options                           0.4           0.3           0.6            0.6           0.5
                                                         ----------    ----------    ----------     ----------    ----------
  Diluted                                                     138.5         136.7         136.9          146.0         139.5
                                                         ==========    ==========    ==========     ==========    ==========
Income per share - basic:
  Continuing operations                                  $     0.07    $     0.22    $     0.21     $     0.01    $     0.51
  Discontinued operations                                        --          0.07            --             --          0.07
                                                         ----------    ----------    ----------     ----------    ----------
  Net income                                             $     0.07    $     0.29    $     0.21     $     0.01    $     0.58
                                                         ==========    ==========    ==========     ==========    ==========
Income per share - diluted:
  Continuing operations                                  $     0.07    $     0.22    $     0.21     $     0.01    $     0.51
  Discontinued operations                                        --          0.07            --             --          0.07
                                                         ----------    ----------    ----------     ----------    ----------
  Net income                                             $     0.07    $     0.29    $     0.21     $     0.01    $     0.58
                                                         ==========    ==========    ==========     ==========    ==========

1999:
Sales                                                    $    370.3    $    505.2    $    680.5     $    582.2    $  2,138.2
                                                         ----------    ----------    ----------     ----------    ----------
Gross profit                                             $    150.6    $    207.1    $    288.5     $    243.3    $    889.5
                                                         ----------    ----------    ----------     ----------    ----------
Income (loss) from continuing operations                 $     14.3    $    (10.3)   $     24.4     $     14.5    $     42.9
Loss from discontinued operations                                --         (27.2)           --          (24.5)        (51.7)
                                                         ----------    ----------    ----------     -----------   ----------
Net income (loss)                                        $     14.3    $    (37.5)   $     24.4     $    (10.0)   $     (8.8)
                                                         ==========    ==========    ==========     ==========    ==========
Weighted average common shares:
  Basic                                                        96.1         114.9         141.7          140.5         123.3
  Incremental effect of stock options                           1.5            --           0.9            0.5           0.9
                                                         ----------    ----------    ----------     ----------    ----------
  Diluted                                                      97.6         114.9         142.6          141.0         124.2
                                                         ==========    ==========    ==========     ==========    ==========
Income (loss) per share - basic:
  Continuing operations                                  $     0.15     $   (0.09)    $    0.17      $    0.10     $    0.35
  Discontinued operations                                        --         (0.24)           --          (0.17)        (0.42)
                                                         ----------    ----------     ---------      ---------     ---------
  Net income (loss)                                      $     0.15     $   (0.33)    $    0.17      $   (0.07)    $   (0.07)
                                                         ==========     =========     =========      =========     =========
Income (loss) per share - diluted:
  Continuing operations                                  $     0.15     $   (0.09)    $    0.17      $    0.10     $    0.35
  Discontinued operations                                        --         (0.24)           --          (0.17)        (0.42)
                                                         ----------    ----------     ---------      ---------     ---------
  Net income (loss)                                      $     0.15     $   (0.33)    $    0.17      $   (0.07)    $   (0.07)
                                                         ==========     =========     =========      =========     =========

     The sum of earnings per share for the 1999 quarters does not equal the 1999 fiscal year amount due to changes in the average shares outstanding during the period.

     Due to the loss from continuing operations in the second quarter of 1999, no potential common shares were included in the computation of average diluted shares. The effect of potential common shares, assuming they were not anti-dilutive, would have resulted in 115.8 million average diluted shares.

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES

                             ----------------------

                                    EXHIBITS


                   FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

                       FISCAL YEAR ENDED DECEMBER 30, 2000

                                  EXHIBIT INDEX

Exhibit
No.      Description of Exhibit
-------  ----------------------

(2)+ Agreement and Plan of merger, dated as of August 18, 2000, among Whitman Corporation, Anchor Merger Sub Inc. and PepsiAmericas, Inc.
(3)a#    Amended and Restated Certificate of Incorporation.
(3)b     Amended and Restated By-Laws of the Company.
(4)a# First Supplemental Indenture dated as of May 20, 1999, between Whitman Corporation and The First National Bank of Chicago, Trustee, to the Indenture dated as of January 15, 1993.
(4)b~ Form of Amendment to the Rights Agreements, dated as of May 20, 1999, between the Company and First Chicago Trust Company of New York, as Rights Agent.
(10)a#   **Revised Stock Incentive Plan, as Adopted May 20, 1999.
(10)b#   **Form of Nonqualified Stock Option Agreement as Amended May 20, 1999.
(10)c#   **Form of Change in Control Agreement dated May 21, 1999.
(10)d#   **Deferred Compensation Plan for Directors, as Adopted May 20, 1999.
(10)e# **1982 Stock Option, Restricted Stock Award and Performance Award Plan (as amended through June 16, 1989).
(10)f# **Amendment No. 2 to 1982 Stock Option, Restricted Stock Award and Performance Award Plan made as of September 1, 1992.
(10)g#   **Form of Nonqualified Stock Option Agreement.
(10)h# **Amendment to 1982 Stock Option, Restricted Stock Award and Performance Award Plan made as of February 19, 1993.
(10)i#   **Management Incentive Compensation Plan.
(10)j#   **Long Term Performance Compensation Program.
(10)k# **Whitman Corporation Executive Retirement Plan, as Amended and Restated Effective January 1, 1998.
(10)l# **Pepsi-Cola General Bottlers, Inc. Executive Retirement Plan, as Amended and Restated Effective January 1, 1998.
(10)m* **Employment Extension Agreement dated as of January 1, 2000 between the Registrant and Bruce S. Chelberg.
(10)n* **Employment Extension Agreement dated as of January 1, 2000 between the Registrant and Lawrence J. Pilon.
(10)o **Letter Agreement dated November 30, 2000 between the Registrant and Dr. Archie R. Dykes.
(10)p##  **Whitman Corporation Master Retirement Savings Plan.
(10)q^   **Whitman Corporation 2000 Stock Incentive Plan.
(10)r^^  **Form of Non-Qualified Stock Option Agreement.
(10)s^^^ **Amendment to Rights Agreement, dated as of August 18, 2000.
(10)t@   **PepsiAmericas, Inc. 1999 Stock Option Plan.
(10)u@   **Pepsi-Cola Puerto Rico Bottling Company Qualified Stock Option Plan.
(10)v@   **Pepsi-Cola Puerto Rico Bottling Company Non-Qualified Stock Option
         Plan.
(10)w@   **Pepsi-Cola Puerto Rico Bottling Company Stock Option Agreement.
(10)x Letter Agreements dated November 30, 2000 between the Registrant and Peter M. Perez.
(10)x++ Amended and Restated Shareholder Agreement, dated as of November 30, 2000, between the Company and PepsiCo, Inc.
(10)y Letter Agreements dated November 30, 2000 between the Registrant and Larry D. Young.
(10)y++ Shareholder Agreement, dated November 30, 2000, among the Company, Pohlad Companies, Dakota Holdings, LLC and Robert Pohlad.
(12)     Statement of Calculation of Ratio of Earnings to Fixed Charges.
(21)     Subsidiaries of the Registrant.
(23)     Consent of Independent Auditors.
(24)     Powers of Attorney.

         Exhibit Reference Explanations
         ------------------------------

** Exhibit constitutes a management contract or compensatory plan, contract or arrangement described under Item 601(b) (10) (iii) (A) of Regulation S-K.
# Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 under the indicated Exhibit number.
* Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended January 1, 2000 under the indicated Exhibit number.
## Incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-8 filed with the Commission on May 21, 1999.
^ Incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 filed with the Commission on May 12, 2000.
^^ Incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-8 filed with the Commission on May 12, 2000.
^^^ Incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-4 filed with the Commission on September 22, 2000.
@ Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed with the Commission on December 21, 2000.
+ Incorporated by reference to the Registrant's Registration Statement on Form S-4 filed with the Commission on September 22, 2000.
~ Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on August 18, 2000.
++ Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on December 1, 2000.