Form 10-Q
period 2001-03-31
PEPSIAMERICAS INC/IL/
filed 2001-05-14
CIK 1084230

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2001
                                     --------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to _______

                        Commission File Number 001-15019

                               PEPSIAMERICAS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                          13-6167838
--------------------------------                      ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                       Identification Number)


3501 Algonquin Road, Rolling Meadows, Illinois                  60008
----------------------------------------------                ---------
   (Address of principal executive offices)                   (Zip Code)

        Registrant's telephone number, including area code (847) 818-5000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             YES   /x/     NO   / /

As of April 28, 2001, the Registrant had 156,275,609 outstanding shares (excluding treasury shares) of common stock, par value $0.01 per share, the Registrant's only class of common stock.

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

                               PEPSIAMERICAS, INC.
                                    FORM 10-Q
                               FIRST QUARTER 2001

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (unaudited and in millions, except per share data)


                                                                                           First Quarter
                                                                             -------------------------------------
                                                                                 2001                      2000
                                                                             ----------                  ---------

Net sales                                                                    $    705.4                  $   548.9
Cost of goods sold                                                                428.3                      319.7
                                                                             ----------                  ---------
    Gross profit                                                                  277.1                      229.2
Selling, delivery and administrative expenses                                     222.3                      181.5
Amortization expense                                                               12.3                       10.1
Special charges                                                                     4.6                         --
Gain on pension curtailment                                                        (8.9)                        --
                                                                             ----------                  ---------
    Operating income                                                               46.8                       37.6
Interest expense, net                                                             (24.5)                     (20.3)
Other income, net                                                                   1.5                        2.1
                                                                             ----------                  ---------
    Income before income taxes                                                     23.8                       19.4
Income taxes                                                                       11.0                        9.2
                                                                             ----------                  ---------
    Net income                                                               $     12.8                  $    10.2
                                                                             ==========                  =========

Weighted average common shares:
   Basic                                                                          155.8                      138.1
   Incremental effect of stock options                                              1.0                        0.4
                                                                             ----------                  ---------
   Diluted                                                                        156.8                      138.5
                                                                             ==========                  =========

Net income per share - basic                                                 $     0.08                  $    0.07
                                                                             ==========                  =========

Net income per share - diluted                                               $     0.08                  $    0.07
                                                                             ==========                  =========

Cash dividends per share                                                     $     0.04                  $    0.04
                                                                             ==========                  =========

See accompanying notes to condensed consolidated financial statements.

                               PEPSIAMERICAS, INC.
                                   FORM 10-Q
                               FIRST QUARTER 2001

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in millions, except per share data)

                                                                                    End of              End of
                                                                                 First Quarter        Fiscal Year
                                                                                     2001                2000
                                                                                --------------      --------------
                                                                                 (unaudited)
ASSETS:
Current assets:
     Cash and equivalents                                                       $       50.0        $       51.2
     Receivables                                                                       194.2               203.0
     Inventories                                                                       169.0               164.0
     Other current assets                                                               74.2                58.8
                                                                                ------------        ------------
         Total current assets                                                          487.4               477.0
Property (at cost)                                                                   1,663.7             1,646.8
Accumulated depreciation                                                              (663.7)             (642.1)
                                                                                ------------        ------------
     Net property                                                                    1,000.0             1,004.7
                                                                                ------------        ------------
Intangible assets, net                                                               1,735.6             1,740.7
Investments and other assets                                                           117.2               113.2
                                                                                ------------        ------------
     Total assets                                                               $    3,340.2        $    3,335.6
                                                                                ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
     Short-term debt, including current maturities of long-term debt            $      308.4        $      513.3
     Payables                                                                          206.1               199.1
     Other current liabilities                                                         145.2               174.6
                                                                                ------------        ------------
         Total current liabilities                                                     659.7               887.0
                                                                                ------------        ------------
Long-term debt                                                                       1,086.5               860.1
Deferred income taxes                                                                   53.1                47.0
Other liabilities                                                                       82.0                92.0
Shareholders' equity:
     Preferred stock ($0.01 par value, 12.5 million shares authorized;
         no shares issued)                                                                --                  --
     Common stock ($0.01 par value, 350.0 million shares authorized;
         167.3 million shares issued)                                                1,541.2             1,546.8
     Retained income                                                                   156.5               151.6
     Accumulated other comprehensive loss:
         Cumulative translation adjustment                                             (32.0)              (30.3)
         Unrealized investment and hedging gains                                         1.1                 1.6
                                                                                ------------        ------------
              Accumulated other comprehensive loss                                     (30.9)              (28.7)
                                                                                ------------        ------------
     Treasury stock (11.1 million shares - 2001 and
         11.7 million shares - 2000)                                                  (207.9)             (220.2)
                                                                                ------------        ------------
Total shareholders' equity                                                           1,458.9             1,449.5
                                                                                ------------        ------------
     Total liabilities and shareholders' equity                                 $    3,340.2        $    3,335.6
                                                                                ============        ============


See accompanying notes to condensed consolidated financial statements.

                               PEPSIAMERICAS, INC.
                                   FORM 10-Q
                               FIRST QUARTER 2001

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited and in millions)

                                                                                              First Quarter
                                                                                     ------------------------------
                                                                                         2001              2000
                                                                                     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                                                    $      12.8       $      10.2
Adjustments to reconcile to net cash provided by operating activities:
   Depreciation and amortization                                                            50.0              43.1
   Deferred income taxes                                                                     3.8              (1.1)
   Gain on pension curtailment                                                              (8.9)               --
   Gain on sale of franchises, net of tax                                                     --              (1.4)
   Special charges                                                                           4.6                --
   Cash outlays related to special charges                                                 (11.8)            (10.0)
   Other                                                                                    (1.4)              0.2
Changes in assets and liabilities, exclusive of acquisitions and divestitures:
   Decrease in receivables                                                                   8.2              19.1
   Increase in inventories                                                                  (7.2)             (3.7)
   Increase (decrease) in payables                                                           0.4              (1.5)
   Net change in other assets and liabilities                                              (31.4)            (16.2)
                                                                                     -----------       -----------
     Net cash provided by operating activities                                              19.1              38.7
                                                                                     -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Franchises and companies acquired, net of cash acquired                                     (5.1)               --
Proceeds from sales of franchises, net of cash divested                                       --               2.5
Capital investments, net of proceeds from asset sales                                      (37.7)            (34.3)
Proceeds from sales of investments                                                           1.6                --
                                                                                     -----------       -----------
   Net cash used in investing activities                                                   (41.2)            (31.8)
                                                                                     -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings of short-term debt                                            (205.2)             25.7
Proceeds from issuance of long-term debt                                                   352.7                --
Repayment of long-term debt                                                               (127.7)             (0.3)
Treasury stock purchases                                                                      --             (31.5)
Issuance of common stock                                                                     6.6               1.0
                                                                                     -----------       -----------
   Net cash provided by (used in) financing activities                                      26.4              (5.1)
                                                                                     -----------       -----------

Net cash used in discontinued operations                                                    (5.3)             (4.1)
Effects of exchange rate changes on cash and equivalents                                    (0.2)             (0.3)
                                                                                     -----------       -----------
Change in cash and equivalents                                                              (1.2)             (2.6)
Cash and equivalents at beginning of year                                                   51.2             114.5
                                                                                     -----------       -----------
Cash and equivalents at end of quarter                                               $      50.0       $     111.9
                                                                                     ===========       ===========



See accompanying notes to condensed consolidated financial statements.

                              PEPSIAMERICAS, INC.
                                   FORM 10-Q
                               FIRST QUARTER 2001

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. The condensed consolidated financial statements included herein have been prepared by PepsiAmericas, Inc. (the "Company") without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year 2000. In the opinion of management, the information furnished herein reflects all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of results for the interim periods presented.

2. The Company manufactures, packages, sells and distributes carbonated and non-carbonated Pepsi-Cola beverages and a variety of other beverages in the United States, Central Europe and the Caribbean. The Company is the number-two anchor bottler in the Pepsi system and accounts for about 21 percent of all Pepsi-Cola products sold in the United States. The Company operates in a significant portion of an 18 state region, primarily in the Central and Midwestern United States, and outside the United States the Company operates in the Central European and Caribbean markets in Poland, Hungary, the Czech Republic, Republic of Slovakia, Puerto Rico, Jamaica, Bahamas, and Trinidad and Tobago. The Company serves a total population of more than 117 million people, and its business is highly seasonal. PepsiCo, Inc. holds a 36.7 percent equity interest in the Company.

     The following presents net sales and operating income of the Company's geographic segments for the first quarters of 2001 and 2000 (in millions):

                                   Net Sales               Operating Income
                             -------------------          -------------------
                               2001        2000             2001        2000
                             -------     -------          -------     -------

     Domestic                $ 614.4     $ 493.5          $  59.2     $  49.8
     International              91.0        55.4            (12.4)      (12.2)
                             -------     -------          -------     -------
       Total                 $ 705.4     $ 548.9          $  46.8     $  37.6
                             =======     =======          =======     =======

     There were no material changes in total assets by geographic segment since fiscal year end 2000.

3. The Company's fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31; fiscal 2000 ended on December 30, 2000. The Company's first quarters of 2001 and 2000 were based on the thirteen weeks ended March 31, 2001 and April 1, 2000, respectively.

4. On November 30, 2000, the former PepsiAmericas, Inc. (the "former PAS") merged into a wholly-owned subsidiary of Whitman Corporation. In January 2001, Whitman Corporation changed its name to PepsiAmericas, Inc. This transaction is more fully described in the Company's 2000 Annual Report on Form 10-K.

     During the first quarter of 2001, the Company reached an agreement with Crescent Distributing, LLC ("Crescent"), a wholly-owned subsidiary of Poydras Street Investors LLC ("Poydras"). Under the agreement, the joint venture between the Company and Poydras was terminated with Crescent retaining sole ownership of the rights to the beer operations and related assets and the Company assuming sole ownership of the rights to the soft drink operations and related assets. The results derived from the beer operations were not material to the Company's overall business.

     The Company also acquired the Pepsi bottling operations in Trinidad and Tobago on December 29, 2000. This transaction was accounted for under the purchase method. Accordingly, the operating results have been included in the consolidated financial statements since the date of acquisition. The effect of this acquisition is not significant to the Company's operating results, and consideration paid was not significant.

     In the first quarter of 2000, the Company sold its operations in the Baltics. This sale resulted in a gain of $2.6 million ($1.4 million after taxes), which is reflected in "Other income, net" on the Condensed Consolidated Statements of Income.

     The pro forma condensed consolidated results of operations presented below for 2001 and 2000 assume the following:

     o The territories and companies described above, with the exception of Trinidad and Tobago, were acquired or divested as of the beginning of fiscal 2000. Operating results for Trinidad and Tobago are only included from the date of acquisition.

     o   The after tax gain from the sale of the Baltics in 2000 was excluded.

     o The special charges and pension curtailment gain recorded in the first quarter of 2001 were excluded, as well as other non-recurring items recorded by the Company and the former PAS.

     o Interest expense has been adjusted to assume the interest rates in effect for both years for the Company would have been in effect for debt assumed from the former PAS business units.

                                                                           First Quarter
                                                                     ------------------------
                                                                         2001         2000
                                                                     -----------    ---------
                                                                     (unaudited and in millions,
                                                                       except per share data)

      Net sales                                                      $    705.4     $    687.3
      Net income                                                           10.2            7.6
      Net income per share-basic                                           0.07           0.05
      Net income per share-diluted                                         0.07           0.05

     The above pro forma results are for informational purposes only and may not be indicative of actual results that would have occurred had the transactions described taken place as of the beginning of fiscal 2000.

5.   The Company's comprehensive income is as follows:

                                                                           First Quarter
                                                                     ------------------------
                                                                         2001         2000
                                                                     -----------    ---------
                                                                           (in millions)

      Net income                                                     $     12.8     $     10.2
      Foreign currency translation adjustment                              (1.7)          (4.1)
      Unrealized (losses) gains on investments and hedging contracts       (0.5)           8.4
                                                                     ----------     ----------
          Comprehensive income                                       $     10.6     $     14.5
                                                                     ==========     ==========

     Unrealized (losses) gains on investments and hedging contracts are presented net of a tax benefit of $0.5 million in 2001 and tax expense of $5.0 million in 2000.

6.   Interest expense, net, is comprised of the following:

                                                                           First Quarter
                                                                     ------------------------
                                                                         2001         2000
                                                                     -----------    ---------
                                                                            (in millions)

      Interest expense                                               $    (25.7)    $   (20.8)
      Interest income                                                       1.2           0.5
                                                                     ----------     ---------
          Interest expense, net                                      $    (24.5)    $   (20.3)
                                                                     ==========     =========

7. Net cash provided by operating activities reflected cash payments and receipts for interest and income taxes as follows:

                                                                           First Quarter
                                                                     -------------------------
                                                                        2001            2000
                                                                     -----------     ---------
                                                                            (in millions)
      Interest paid                                                    $ 26.7           $ 23.1
      Interest received                                                   0.4              0.4
      Income taxes paid, net of refunds                                   0.6              0.6

8. As of the end of the first quarter of 2001, the components of inventory were approximately 46 percent comprised of raw materials and supplies and 54 percent comprised of finished goods, which is essentially the same mix as the end of fiscal year 2000.

9. In the first quarter of 2001, the Company recorded a special charge of $4.6 million ($2.8 million after taxes). The charge, related to further organization changes resulting from the transaction with the former PAS, is principally composed of severance and related benefits.

     In the fourth quarter of 2000, the Company recorded a special charge of $21.7 million ($13.2 million after taxes). The charge principally included severance payments and related benefits for employees affected by the integration of operations in connection with the acquisition of the former PAS and is more fully explained in the Company's 2000 Annual Report on Form 10-K.

     The following table summarizes activity associated with the special charges (in millions):

                                                                     2001             2000
                                                                    Charge           Charge             Total
                                                                  ----------       ----------         ---------
      Accrued liabilities as of fiscal year end 2000
         (all employee-related costs)                             $    --          $  17.4            $  17.4
      Special charge (employee-related costs)                         4.6               --                4.6
      Acceleration of stock awards vesting                           (1.2)              --               (1.2)
      Expenditures for employee-related costs                        (0.2)           (11.6)             (11.8)
                                                                  -------          -------            -------
      Accrued liabilities at the end of the first quarter of 2001 $   3.2          $   5.8            $   9.0
                                                                  =======          =======            =======

     The 2001 and 2000 charges affected approximately 55 employees, of which 14 remain as of the end of the first quarter of 2001. The accrued liabilities remaining as of the end of the first quarter of 2001 are comprised of deferred severance payments and certain employee benefits. The Company expects to pay a significant portion of the $9.0 million of employee related costs, using cash from operations, during the next twelve months; accordingly, such amounts are classified as other current liabilities.

10. In connection with the integration of former Whitman Corporation and former PAS domestic benefit plans during the first quarter of 2001, the Company will freeze pension benefit accruals for all salaried and non-union employees effective December 31, 2001. Employees age 50 or older with 10 or more years of vesting service were grandfathered such that they will continue to accrue benefits after December 31, 2001 based on their final average pay as of December 31, 2001. As a result of the curtailment, the Company recognized a one-time curtailment gain of $8.9 million ($5.4 million after taxes). The existing domestic salaried and non-union pension plans will be replaced by an additional Company contribution to the 401(K) plan.

11. The Company uses aluminum swap contracts to hedge against volatility in future cash flows on anticipated aluminum can purchases, the prices of which are indexed to aluminum market prices. Realized gains and losses on aluminum hedge contracts are deferred until the related finished products are sold. See "Quantitative and Qualitative Disclosures About Market Risk - Commodity Prices." Effective at the beginning of fiscal 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133,

     "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138. In connection with the adoption, the Company recognized an asset for the fair value of aluminum hedges of $1.4 million and reclassified $0.4 million of previously deferred hedging losses to accumulated other comprehensive income. Accordingly, the impact of adopting SFAS No. 133, as amended, was an increase of $1 million in accumulated other comprehensive income, all of which will be reclassified into cost of goods sold during fiscal 2001.

     As of the end of the first quarter of 2001, the Company had deferred $0.4 million of gains in accumulated other comprehensive income, a majority of which will be reclassified into earnings during the next 12 months. The Company has hedged a portion of its anticipated aluminum can purchases through the end of fiscal 2002.

12. The Company continues to be subject to certain indemnification obligations under agreements with previously sold subsidiaries, including potential environmental liabilities. There is significant uncertainty in assessing the Company's share of the potential liability for such indemnification. The assessment and determination for cleanup at the various sites involved is inherently speculative during the early stages, and the Company's indemnification obligations for such costs is subject to various factors, including possible secondary insurance recoveries and the allocation of liabilities among many other potentially responsible and financially viable parties.

     At the end of the first quarter of 2001, the Company had accruals of $16.5 million to cover potential indemnification obligations, including $5.0 million classified as current liabilities. Such amounts are determined using estimated undiscounted future cash requirements, and have not been reduced by potential future insurance recoveries. During the second quarter of 2000, a trust was established that will be used to satisfy a portion of the future indemnification obligations. No payments were made by the trust during the first quarter of 2001, and the trust held $33.8 million as of the end of the first quarter of 2001.

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

13. Basic earnings per share are based upon the weighted-average number of common shares outstanding. Diluted earnings per share assume the exercise of all options which are dilutive, whether exercisable or not. The dilutive effects of stock options are measured under the treasury stock method.

     Options to purchase 7,654,113 shares and 8,855,242 shares at a weighted-average price of $18.90 and $17.24 per share that were outstanding at the end of the first quarter of 2001 and 2000, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares during the quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              RESULTS OF OPERATIONS
               2001 FIRST QUARTER COMPARED WITH 2000 FIRST QUARTER

     Due to the transaction with the former PAS completed in November 2000, the Company believes that pro forma results provide a better indication of current operating trends than reported results. Therefore, included within the following discussion are explanations of both reported results and pro forma results.

     Pro forma operating results assume the merger with the former PAS occurred at the beginning of 2000 and exclude the impact of special charges and other non-recurring items recorded in both quarters. The Company's business is highly seasonal; accordingly, the operting results of any individual quarter may not be indicative of a full year's operating results.

     Net sales for the first quarter of 2001 and 2000 were as follows (in millions):

                                           Reported                                   Pro Forma
                                    ----------------------     Percent          ---------------------      Percent
                                      2001         2000        Change             2001         2000        Change
                                    --------     ---------     ------           --------     --------      ------

     Domestic                       $  614.4     $  493.5       24.5            $  614.4     $  599.5        2.5
     International                      91.0         55.4       64.3                91.0         87.8        3.6
                                    --------     --------                       --------     --------
       Total Net Sales              $  705.4     $  548.9       28.5            $  705.4     $  687.3        2.6
                                    ========     ========                       ========     ========

     On a reported basis, net sales increased $156.5 million, or 28.5 percent, in the first quarter of 2001 compared to the first quarter of 2000, primarily reflecting sales contributed by the additional territories acquired from the former PAS. The balance of the growth in sales resulted primarily from improved pricing.

     On a pro forma basis, net sales increased $18.1 million, or 2.6 percent. The growth in net sales includes an increase in domestic sales of $14.9 million and an increase in international sales of $3.2 million. The increase in domestic sales resulted from improved pricing, up 2.4 percent, on essentially flat volume, up 0.1 percent. On an 8-ounce equivalent case basis, domestic volume grew 1.5 percent, reflecting the mix shift to the 2-liter and 24-ounce polyethylene (PET) packages. Although domestic volume grew only slightly, total Pepsi-Cola brands were stronger, growing just under one percent, led by Sierra Mist, which was introduced in the fourth quarter of 2000, and strong growth in Aquafina. The higher international sales were due, in part, to incremental sales in Trinidad and Tobago, territories acquired in December 2000. Excluding these territories, international sales increased $1 million, or 1.1 percent, driven by a 5.9 percent increase in core volume, offset by currency devaluation and a decrease in lower margin private label sales in Central Europe.

     The consolidated gross profit margin on a reported basis decreased to 39.3 percent of sales in the first quarter of 2001 compared with 41.8 percent of sales in the first quarter of 2000. The domestic gross profit margin was lower due to increased concentrate costs and other cost of goods sold, including higher utilities, as well as the inclusion in 2001 of lower margin territories of the former PAS. The international gross profit margin decreased due, in part, to unfavorable impacts of foreign currency. A portion of the product costs in the international operations is fixed in U.S. dollars and therefore was not favorably affected by currency devaluation.

     On a pro forma basis, the consolidated gross profit margin decreased to
39.3 percent of sales in the first quarter of 2001 from 40.1 percent in the first quarter of 2000. The domestic gross profit margin was lower due to the increased concentrate costs and other cost of goods sold as previously discussed. The international profit margin was down slightly due to currency devaluation, partially offset by improved margins in the Caribbean resulting from strong volume and pricing improvements.

     Reported selling, delivery and administrative ("SD&A") expenses represented
31.5 percent of sales in the first quarter of 2001 compared with 33.1 percent in the first quarter of 2000. The decline in the percentage of SD&A expenses is attributable to domestic cost reduction efforts initiated in the fourth quarter of 2000, which resulted in lower compensation and benefit costs, as well as the impact of the lower cost structure of the Caribbean operations of the former PAS in the first quarter of 2001.

     On a pro forma basis, SD&A expenses as a percent of sales in the first quarter of 2001 were 31.5 percent compared to 32.5 percent in the first quarter of 2000. Domestic SD&A costs as a percent of sales were lower due to the aforementioned cost reduction efforts and international SD&A costs reflect the benefits from currency devaluation experienced in Central Europe, which favorably impacted costs as reported in U.S. dollars.

     As a result of the actions taken with respect to the merger with the former PAS, which resulted in a special charge of $4.6 million ($2.8 million after tax) recorded in the first quarter of 2001 and a special charge of $21.7 million ($13.2 million after tax) recorded in the fourth quarter of 2000, the Company expects to realize annual savings of approximately $16 million, primarily in 2002 and 2003. This includes reduced employee related costs in both the existing territories and the territories of the former PAS and the benefits of centralized procurement through PepsiCo. A portion of the charges recorded in 2001 and 2000 resulted from payments to former executives of the Company, which will not result in future savings or benefits.

     Operating income for the first quarter of 2001 and 2000 was as follows (in millions):

                                           Reported                                   Pro Forma
                                    ----------------------     Percent          ---------------------      Percent
                                      2001         2000        Change             2001         2000        Change
                                    --------     ---------     ------           --------     --------      ------
     Domestic                       $   59.2     $   49.8       18.9            $   54.9     $   54.5        0.7
     International                     (12.4)       (12.2)      (1.6)              (12.4)       (14.5)      14.5
                                    --------     --------                       --------     --------
       Total Operating Income       $   46.8         37.6       24.5            $   42.5     $   40.0        6.3
                                    ========     ========                       ========     ========

     In the first quarter of 2001, reported operating income increased $9.2 million, or 24.5 percent. Included in the first quarter of 2001 were a special charge of $4.6 million and a gain on pension curtailment of $8.9 million. Excluding these non-recurring items, reported operating income increased $4.9 million, or 13.0 percent, primarily due to the domestic operating income contributed by the acquired territories. Reported international operating losses increased by $0.2 million due to the addition in 2001 of operating losses of the Caribbean territories acquired from the former PAS.

     On a pro forma basis, operating income increased $2.5 million, or 6.3 percent from the first quarter of 2000. The improvement was primarily driven by a $2.1 million reduction in operating losses in the international operations. This improvement was due to strong sales growth in the Caribbean markets and lower costs, principally depreciation, in Central Europe. Domestic operating income increased $0.4 million, or 0.7 percent due to improved pricing and cost reduction efforts initiated in the fourth quarter of 2000, partially offset by higher cost of goods sold, including concentrate costs.

     Net interest expense increased $4.2 million in the first quarter of 2001 to $24.5 million. This increase was principally due to the increase in the average outstanding net debt resulting from the transaction with the former PAS.

     The Company reported other income of $1.5 million in the first quarter of 2001 compared to $2.1 million reported in the first quarter of 2000. Included in other income in the first quarter of 2000 is a gain of $2.6 million resulting from the sale of the franchise operations in the Baltics. Absent this gain, other income was favorable to the first quarter of 2000 by $2.0 million, which was due, in part, to lower real estate taxes on non-operating real estate. The favorable trend in real estate tax is not expected to continue in future quarters.

                         LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by continuing operations decreased by $19.6 million to $19.1 million in the first quarter of 2001. This decrease was primarily due to changes in other assets and liabilities, which were due in part to higher up-front payments for deferred advertising and marketing programs. In addition, the receivables securitization structure implemented in the fourth quarter of 2000 accelerated cash flow from the Company's seasonal holiday sales that otherwise would have been collected during the first quarter.

     Investing activities of $5.1 million in the first quarter of 2001 included cash paid to acquire the minority partner's interest in the soft drink operations in New Orleans, as well as payments related to the acquisition of Trinidad and Tobago. Investing activities in the first quarter of 2000 included $2.5 million of net proceeds received from the sale of the Company's Baltics operations. The Company made capital investments of $37.7 million, net of proceeds from asset sales, in its operations in the first quarter of 2001 compared with $34.3 million in the first quarter of 2000. The increase resulted from capital spending in the acquired territories in 2001, partially offset by reduced capital investments to support the Company's cold drink initiative, reflecting the Company's focus on the refurbishment and redeployment of cold drink equipment. Proceeds from the sales of investments in the first quarter of 2001 related to miscellaneous land sales associated with the Company's non-operating real estate subsidiaries.

     The Company's total debt increased $21.5 million to $1,394.9 million at the end of the first quarter of 2001, from $1,373.4 million at the end of fiscal 2000. During February and March 2001, the Company issued $200 million and $150 million of notes with coupon rates of 5.95 percent due 2006 and 5.79 percent due 2013, respectively. The notes issued in March 2001 will be remarketed in March 2003, at which time the notes will either be mandatorily purchased and reissued by the underwriter or mandatorily redeemed by the Company. Proceeds from these notes were used to repay outstanding commercial paper. The Company repurchased no shares of its common stock in the first quarter of 2001, but did repurchase
2.6 million shares for $31.5 million in the first quarter of 2000. The issuance of common stock, from treasury shares for the exercise of stock options resulted in cash inflows of $6.6 million in the first quarter of 2001, compared to $1.0 million in the first quarter of 2000.

     The Company has a revolving credit agreement with maximum borrowings of $750 million, which acts as a back-up for the Company's $750 million commercial paper program; accordingly, the Company has a total of $750 million available under the commercial paper program and revolving credit facility combined. Total commercial paper borrowings were $200 million at the end of the first quarter of 2001. The Company believes that with its existing operating cash flows, available lines of credit, and the potential for additional debt and equity offerings, it will have sufficient resources to fund its future growth and expansion.

                           FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q contains forward-looking statements of expected future developments, as defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this Form 10-Q refer to the expectations regarding continuing operating improvement and other matters. These forward-looking statements reflect management's expectations and are based on currently available data; however, actual results are subject to future risks and uncertainties, which could materially affect actual performance. Risks and uncertainties that could adversely affect such future performance include, but are not limited to, the following: competition, including product and pricing pressures; changing trends in consumer tastes; changes in the Company's relationship and/or support programs with PepsiCo and other brand owners; market acceptance of new product offerings; weather conditions; cost and availability of raw materials; availability of capital; labor and employee benefit costs; unfavorable interest rate and currency fluctuations; costs of legal proceedings; outcomes of environmental claims and litigation; and general economic, business and political conditions in the countries and territories where the Company operates.

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

Commodity Prices

     The risk from commodity price changes relates to the Company's ability to recover higher product costs through price increases to customers, which may be limited due to the competitive pricing environment that exists in the soft drink business. The Company uses swap contracts to hedge price fluctuations for a portion of its aluminum requirements. Each contract hedges price fluctuations on a portion of the Company's aluminum can requirements over a specified period of time. Because of the high correlation between aluminum commodity prices and the Company's contractual cost of aluminum cans, the Company considers these hedges to be highly effective. As of the end of the first quarter of 2001, the Company has hedged a portion of its future aluminum requirements through the end of fiscal 2002.

Interest Rates

     In the first quarter of 2001, the risk from changes in interest rates was not material to the Company's operations because a significant portion of the Company's debt issues were fixed rate obligations. The Company's floating rate exposure relates to changes in the six month LIBOR rate and the overnight Federal Funds rate. Assuming consistent levels of floating rate debt with those held at the end of the first quarter of 2001, a 50 basis point (0.5 percent) change in each of these rates would not have had a significant impact on the Company's first quarter 2001 interest expense. The Company has from time to time used interest rate swaps and forward contracts to convert fixed rate debt to floating rate debt and to lock interest rates on debt issues; however, there were no such agreements outstanding at the end of the first quarter of 2001. The Company had cash equivalents throughout the first quarter of 2001, principally invested in money market funds and commercial paper, which were most closely tied to overnight Federal Funds rates. Assuming a change of 50 basis points in the rate of interest associated with the Company's cash equivalents, interest income would not have changed by a significant amount.

Currency Exchange Rates

     Because the Company operates in international franchise territories, it is subject to exposure resulting from changes in currency exchange rates. Currency exchange rates are influenced by a variety of economic factors including local inflation, growth, interest rates and governmental actions, as well as other factors. The Company currently does not hedge the translation risks of investments in its international operations. Any positive cash flows generated by international operations have been reinvested in the operations or used to repay intercompany loans from the manufacturing operations in Poland.

     International operations, based on sales, represented approximately 13 percent of the Company's total operations in the first quarter of 2001. Changes in currency exchange rates impact the translation of the results of certain international operations from their local currencies into U.S. dollars. If the currency exchange rates had changed by five percent in the first quarter of 2001, the Company estimates the impact on reported operating income would not have been significant. This estimate does not take into account the possibility that rates can move in opposite directions and that gains in one category may or may not be offset by losses from another category.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

     (a). Exhibits.

          12.  Statement of Calculation of Ratio of Earnings to Fixed Charges.

     (b). Reports on Form 8-K.

          On January 25, 2001, the Company filed a current report which, under
          Item 5, disclosed that the Company had changed its name from "Whitman Corporation" to "PepsiAmericas, Inc."

          On February 2, 2001, the Company filed a current report which included the press release issued to the public by the Company on February 1, 2001, announcing financial results for the fourth quarter and fiscal year of 2000.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         PEPSIAMERICAS, INC.


Date: May 14, 2001       By:  /s/ G. MICHAEL DURKIN, JR.
      ------------            -------------------------------------
                              G. Michael Durkin, Jr.
                              Senior Vice President and Chief Financial Officer
                              (As Chief Accounting Officer and Duly
                              Authorized Officer of PepsiAmericas, Inc.)