Form 10-Q
period 2001-06-30
PEPSIAMERICAS INC/IL/
filed 2001-08-14
CIK 1084230

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2001
                                     -------------

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

                                        YES   /x/     NO   / /

As of July 28, 2001, the Registrant had 156,306,300 outstanding shares (excluding treasury shares) of common stock, par value $0.01 per share, the Registrant's only class of common stock.

                                    CONTENTS

PART I   FINANCIAL INFORMATION
         Item 1.  Financial Statements
                    Condensed Consolidated Statements of Income               2
                    Condensed Consolidated Balance Sheets                     3
                    Condensed Consolidated Statements of Cash Flows           4
                    Notes to Condensed Consolidated Financial Statements      5
         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      10
         Item 3.  Quantitative and Qualitative Disclosures About
                    Market Risk                                              16

PART II  OTHER INFORMATION
         Item 1.  Legal Proceedings                                          17
         Item 4.  Submission of Matters to a Vote of Security Holders        17
         Item 6.  Exhibits                                                   18

SIGNATURE                                                                    19

                              PEPSIAMERICAS, INC.
                                   FORM 10-Q
                              SECOND QUARTER 2001

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (unaudited and in millions, except per share data)

                                                              Second Quarter                        First Half
                                                        ------------------------           -------------------------
                                                           2001           2000                2001            2000
                                                        ---------      ---------           ---------       ---------

Sales                                                   $   856.8      $   682.6           $ 1,562.2       $ 1,231.5
Cost of goods sold                                          513.8          403.5               942.1           723.2
                                                        ---------      ---------           ---------       ---------
   Gross profit                                             343.0          279.1               620.1           508.3
Selling, delivery and administrative expenses               237.2          189.7               459.5           371.2
Amortization expense                                         12.2           10.3                24.5            20.4
Special charges                                                --             --                 4.6              --
Gain on pension curtailment                                    --             --                (8.9)             --
                                                        ---------      ---------           ---------       ---------
   Operating income                                          93.6           79.1               140.4           116.7
Interest expense, net                                       (24.6)         (21.3)              (49.1)          (41.6)
Other (expense) income, net                                  (1.1)           0.9                 0.4             3.0
                                                        ---------      ---------           ---------       ---------
   Income before income taxes                                67.9           58.7                91.7            78.1
Income taxes                                                 32.5           28.1                43.5            37.3
                                                        ---------      ---------           ---------       ---------
   Income from continuing operations                         35.4           30.6                48.2            40.8
Income from discontinued operations, after taxes               --            8.9                  --             8.9
                                                        ---------      ---------           ---------       ---------
   Net income                                           $    35.4      $    39.5           $    48.2       $    49.7
                                                        =========      =========           =========       =========

Weighted average common shares:
   Basic                                                    156.3          136.4               156.1           137.2
   Incremental effect of stock options                        0.7            0.3                 0.8             0.4
                                                        ---------      ---------           ---------       ---------
     Diluted                                                157.0          136.7               156.9           137.6
                                                        =========      =========           =========       =========

Income per share - basic:
   Continuing operations                                $    0.23      $    0.22           $    0.31       $    0.30
   Discontinued operations                                     --           0.07                  --            0.06
                                                        ---------      ---------           ---------       ---------
     Net income                                         $    0.23      $    0.29           $    0.31       $    0.36
                                                        =========      =========           =========       =========

Income per share - diluted:
   Continuing operations                                $    0.23      $    0.22           $    0.31       $    0.30
   Discontinued operations                                     --           0.07                  --            0.06
                                                        ---------      ---------           ---------       ---------
     Net income                                         $    0.23      $    0.29           $    0.31       $    0.36
                                                        =========      =========           =========       =========

Cash dividends per share                                $      --      $      --           $    0.04       $    0.04
                                                        =========      =========           =========       =========

See accompanying notes to condensed consolidated financial statements.

                              PEPSIAMERICAS, INC.
                                   FORM 10-Q
                              SECOND QUARTER 2001

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in millions, except per share data)


                                                                                 End of                End of
                                                                            Second Quarter          Fiscal Year
                                                                                  2001                  2000
                                                                              -----------           ----------
                                                                              (unaudited)

ASSETS:
Current assets:
   Cash and equivalents                                                       $    100.7            $     51.2
   Receivables                                                                     246.6                 203.0
   Inventories                                                                     189.5                 164.0
   Other current assets                                                             69.3                  58.8
                                                                              ----------            ----------
     Total current assets                                                          606.1                 477.0
Property (at cost)                                                               1,712.7               1,646.8
Accumulated depreciation                                                          (697.0)               (642.1)
                                                                              ----------            ----------
   Net property                                                                  1,015.7               1,004.7
                                                                              ----------            ----------
Intangible assets, net                                                           1,723.3               1,740.7
Investments and other assets                                                       128.3                 113.2
                                                                              ----------            ----------
   Total assets                                                               $  3,473.4            $  3,335.6
                                                                              ==========            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Short-term debt, including current maturities of long-term debt            $    331.6            $    513.3
   Payables                                                                        248.2                 199.1
   Other current liabilities                                                       158.9                 174.6
                                                                              ----------            ----------
     Total current liabilities                                                     738.7                 887.0
                                                                              ----------            ----------
Long-term debt                                                                   1,084.9                 860.1
Deferred income taxes                                                               66.6                  47.0
Other liabilities                                                                   81.0                  92.0
Shareholders' equity:
   Preferred stock ($0.01 par value, 12.5 million shares authorized;
     no shares issued)                                                                --                    --
   Common stock ($0.01 par value, 350 million shares authorized;
     167.3 million shares issued                                                 1,540.9               1,546.8
   Retained income                                                                 192.1                 151.6
   Accumulated other comprehensive loss:
     Cumulative translation adjustment                                             (29.8)                (30.3)
     Unrealized investment and hedging gains                                         4.9                   1.6
                                                                              ----------            ----------
       Accumulated other comprehensive loss                                        (24.9)                (28.7)
                                                                              ----------            ----------
   Treasury stock (11 million shares - 2001 and 11.7 million
     shares - 2000)                                                               (205.9)               (220.2)
                                                                              ----------            ----------
Total shareholders' equity                                                       1,502.2               1,449.5
                                                                              ----------            ----------
   Total liabilities and shareholders' equity                                 $  3,473.4            $  3,335.6
                                                                              ==========            ==========


See accompanying notes to condensed consolidated financial statements.

                              PEPSIAMERICAS, INC.
                                   FORM 10-Q
                              SECOND QUARTER 2001

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited and in millions)


                                                                                             First Half
                                                                                  --------------------------------
                                                                                      2001                 2000
                                                                                  ----------            ----------

CASH FLOW FROM OPERATING ACTIVITIES:
Income from continuing operations                                                 $     48.2            $     40.8
Adjustments to reconcile to net cash provided by operating activities:
   Depreciation and amortization                                                        99.0                  81.4
   Deferred income taxes                                                                13.5                  (3.4)
   Gain on pension curtailment                                                          (8.9)                   --
   Gain on sale of franchises, net of tax                                                 --                  (1.4)
   Special charges                                                                       4.6                    --
   Cash outlays related to special charges                                             (15.6)                (11.1)
   Other                                                                                (3.5)                  0.3
Changes in assets and liabilities, exclusive of acquisitions and divestitures:
   Increase in receivables                                                             (44.2)                (43.5)
   Increase in inventories                                                             (27.7)                (15.3)
   Increase in payables                                                                 32.6                   8.9
   Net change in other assets and liabilities                                            7.0                  17.2
                                                                                  ----------            ----------
     Net cash provided by operating activities                                         105.0                  73.9
                                                                                  ----------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Franchises and companies acquired, net of cash acquired                                 (5.1)                 (2.5)
Proceeds from sales of franchises, net of cash divested                                   --                   2.5
Capital investments, net of proceeds from asset sales                                  (90.2)                (87.6)
Proceeds from sales of investments                                                       1.9                    --
                                                                                  ----------            ----------
   Net cash used in investing activities                                               (93.4)                (87.6)
                                                                                  ----------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings of short-term debt                                        (182.3)                134.3
Proceeds from issuance of long-term debt                                               352.7                    --
Repayment of long-term debt                                                           (129.3)                (75.7)
Dividends                                                                               (6.2)                 (5.5)
Treasury stock purchases                                                                  --                 (35.7)
Issuance of common stock                                                                 8.4                   1.2
                                                                                  ----------            ----------
   Net cash provided by financing activities                                            43.3                  18.6
                                                                                  ----------            ----------

Net cash used in discontinued operations                                                (5.4)                (15.4)
Effects of exchange rate changes on cash and equivalents                                  --                  (0.3)
                                                                                  ----------            ----------
Change in cash and equivalents                                                          49.5                 (10.8)
Cash and equivalents at beginning of first half                                         51.2                 114.5
                                                                                  ----------            ----------
Cash and equivalents at end of first half                                         $    100.7            $    103.7
                                                                                  ==========            ==========


See accompanying notes to condensed consolidated financial statements.

                              PEPSIAMERICAS, INC.
                                   FORM 10-Q
                              SECOND QUARTER 2001

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

2. The Company manufactures, packages, sells and distributes carbonated and non-carbonated Pepsi-Cola beverages and a variety of other beverages in the United States, Central Europe and the Caribbean. The Company is the number-two anchor bottler in the Pepsi system and accounts for about 21 percent of all Pepsi-Cola products sold in the United States. The Company operates in a significant portion of an 18 state region, primarily in the Central and Midwestern United States, and outside the United States the Company operates in the Central European and Caribbean markets in Poland, Hungary, the Czech Republic, Republic of Slovakia, Puerto Rico, Jamaica, Bahamas, and Trinidad and Tobago. The Company serves a total population of more than 117 million people, and its business is highly seasonal. PepsiCo, Inc. holds a 36.6 percent equity interest in the Company.

      The following presents sales and operating income of the Company's geographic segments for the second quarter and first half of 2001 and 2000 (in millions):

                                                  Second Quarter                           First Half
                                         --------------------------------      -------------------------------
                                              2001               2000              2001               2000
                                         -------------      ------------       ------------       ------------

      Sales:
        Domestic                         $       737.8      $      598.7       $    1,352.2       $    1,092.2
        International                            119.0              83.9              210.0              139.3
                                         -------------      ------------       ------------       ------------
          Total                          $       856.8      $      682.6       $    1,562.2       $    1,231.5
                                         =============      ============       ============       ============

      Operating income:
        Domestic                         $        95.0      $       76.7       $      154.2       $      126.5
        International                             (1.4)              2.4              (13.8)              (9.8)
                                         -------------      ------------       ------------       ------------
          Total                          $        93.6      $       79.1       $      140.4       $      116.7
                                         =============      ============       ============       ============

      There were no material changes in total assets by geographic segment since fiscal year end 2000.

3. The Company's fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31; fiscal 2000 ended on December 30, 2000. The Company's second quarters of 2001 and 2000 were based on the thirteen weeks ended June 30, 2001 and July 1, 2000, respectively.

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

                                                  Second Quarter                           First Half
                                         ------------------------------        ------------------------------
                                              2001             2000                2001               2000
                                         ------------      ------------        ------------      ------------
                                                     (unaudited and in millions, except per share data)

      Sales                              $      856.8      $      850.9        $    1,562.2      $    1,538.2
      Net income                                 35.4              31.9                45.6              39.5
      Net income per share-basic                 0.23              0.21                0.29              0.25
      Net income per share-diluted               0.23              0.20                0.29              0.25

      The above pro forma results are for informational purposes only and may not be indicative of actual results that would have occurred had the transactions described taken place as of the beginning of fiscal 2000.

5.    The Company's comprehensive income is as follows:

                                                              Second Quarter                 First Half
                                                        ------------------------     ------------------------
                                                            2001          2000           2001         2000
                                                        ----------    ----------     ----------    ----------
                                                                              (in millions)

      Net income                                        $     35.4    $     39.5     $     48.2    $     49.7
      Foreign currency translation adjustment                  2.2          (4.2)           0.5          (8.3)
      Unrealized gains (losses) on investments and
        hedging contracts                                      3.8          (3.5)           3.3           4.9
                                                        ----------    ----------     ----------    ----------
        Comprehensive income                            $     41.4    $     31.8     $     52.0    $     46.3
                                                        ==========    ==========     ==========    ==========


      Unrealized gains (losses) on investments and hedging contracts are presented net of tax expense (benefit) of $3.7 million, ($2) million, $3.2 million and $3 million, respectively.

6.    Interest expense, net, is comprised of the following:

                                                Second Quarter                    First Half
                                         --------------------------       --------------------------
                                            2001             2000            2001             2000
                                         ----------      ----------       ----------      ----------
                                                                (in millions)

      Interest expense                   $    (24.8)     $    (21.6)      $    (50.5)     $    (42.4)
      Interest income                           0.2             0.3              1.4             0.8
                                         ----------      ----------       ----------      ----------
        Interest expense, net            $    (24.6)     $    (21.3)      $    (49.1)     $    (41.6)
                                         ==========      ==========       ==========      ==========

7. Net cash provided by operating activities reflected cash payments and receipts for interest and income taxes as follows:

                                                          First Half
                                                ------------------------------
                                                    2001             2000
                                                ------------      ------------
                                                         (in millions)

      Interest paid                             $       42.6      $       43.4
      Interest received                                  0.6               0.7
      Income taxes paid, net of refunds                  7.4               5.9

8. As of the end of the second quarter of 2001, the components of inventory were approximately 44 percent comprised of raw materials and supplies and 56 percent comprised of finished goods, compared to 50 percent and 50 percent, respectively, at fiscal year end 2000.

9. In the first quarter of 2001, the Company recorded a special charge of $4.6 million ($2.8 million after taxes). The charge, related to further organization changes resulting from the transaction with the former PAS, was principally composed of severance and related benefits.

      In the fourth quarter of 2000, the Company recorded a special charge of $21.7 million ($13.2 million after taxes). The charge principally included severance payments and related benefits for employees affected by the integration of operations in connection with the acquisition of the former PAS and is more fully explained in the Company's 2000 Annual Report on Form 10-K.

      The following table summarizes activity associated with the special charges (in millions):

      Accrued liabilities as of fiscal year end 2000
         (all employee-related costs)                                  $   17.4
      Special charge (employee-related costs)                               4.6
      Acceleration of stock awards vesting                                 (1.2)
      Expenditures for employee-related costs                             (15.6)
                                                                       --------
      Accrued liabilities at the end of the second quarter of 2001     $    5.2
                                                                       ========

      The 2001 and 2000 charges affected approximately 55 employees, of which 6 remain as of the end of the second quarter of 2001. The accrued liabilities remaining as of the end of the second quarter of 2001 are comprised of deferred severance payments and certain employee benefits. The Company expects to pay a significant portion of the $5.2 million of employee related costs, using cash from operations, during the next 12 months; accordingly, such amounts are classified as other current liabilities.

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

      As of the end of the second quarter of 2001, the Company had deferred $2.3 million of hedging losses in accumulated other comprehensive income, a majority of which will be reclassified into earnings during the next 12 months. The Company has hedged a portion of its anticipated aluminum can purchases through the end of fiscal 2002.

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

      At the end of the second quarter of 2001, the Company had accruals of $18.5 million to cover potential indemnification obligations, including $5 million classified as current liabilities. Such amounts are determined using estimated undiscounted future cash requirements, and have not been reduced by potential future insurance recoveries. During the second quarter of 2000, a trust was established that will be used to satisfy a portion of the future indemnification obligations. No payments were made by the trust during the first half of 2001, and the trust held $34.1 million as of the end of the second quarter of 2001.

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

      Options to purchase the following shares were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares during the related period:

                                                    Second Quarter                           First Half
                                           -------------------------------        -------------------------------
                                                2001               2000                2001               2000
                                           ------------       ------------        ------------       ------------

      Shares under options outstanding        7,614,439          8,696,743           7,614,439          8,696,743
      Weighted-average exercise price
        per share                          $      18.88       $      17.28        $      18.88       $      17.28

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations.

                              RESULTS OF OPERATIONS
              2001 SECOND QUARTER COMPARED WITH 2000 SECOND QUARTER

      Due to the transaction with the former PAS completed in November 2000, the Company believes that pro forma results provide a better indication of current operating trends than reported results. Therefore, included within the following discussion are explanations of both reported results and pro forma results.

      Pro forma operating results assume the merger with the former PAS occurred at the beginning of 2000 and exclude the impact of special charges and other non-recurring items recorded in both quarters. The Company's business is highly seasonal; accordingly, the operating results of any individual quarter may not be indicative of a full year's operating results.

      Sales for the second quarter of 2001 and 2000 were as follows (in millions):

                                           Reported                                   Pro Forma
                                    ---------------------     Percent           ---------------------      Percent
                                      2001         2000       Change              2001         2000        Change
                                    --------     --------     -------           --------     --------      ------

     Domestic                       $  737.8     $  598.7       23.2            $  737.8     $  728.3        1.3
     International                     119.0         83.9       41.8               119.0        122.6       (2.9)
                                    --------     --------                       --------     --------
       Total Sales                  $  856.8     $  682.6       25.5            $  856.8     $  850.9        0.7
                                    ========     ========                       ========     ========

      On a reported basis, sales increased $174.2 million, or 25.5 percent, in the second quarter of 2001 compared to the second quarter of 2000, primarily reflecting sales contributed by the additional territories acquired from the former PAS. The balance of the growth in sales resulted primarily from improved pricing.

      On a pro forma basis, sales increased $5.9 million, or 0.7 percent. The growth in sales included an increase in domestic sales of $9.5 million and a decrease in international sales of $3.6 million. Excluding sales contributed in 2000 by the beer operations, which the Company divested in the first quarter of 2001, domestic sales increased $22.3 million, or 3.1 percent. The increase in domestic sales resulted from improved pricing, with average revenue per unit up
3.2 percent, on essentially flat volume, up 0.1 percent. On an 8-ounce equivalent case basis, domestic volume grew 0.6 percent, reflecting the continued mix shift to the 20-ounce and 24-ounce polyethylene (PET) packages. Although domestic volume was essentially flat, total Pepsi-Cola brands were stronger, growing approximately one percent, led by the introduction of Mountain Dew Code Red and Pepsi Twist in the second quarter of 2001, as well as Sierra Mist, which was introduced in the fourth quarter of 2000, and continued strong growth in Aquafina. The lower international sales were due primarily to comparison with unusually strong volume growth in the second quarter of 2000, as well as poor weather conditions in Central Europe. Excluding sales in Trinidad and Tobago, territories acquired in December 2000, international sales were down $6.1 million, or 5 percent. In the second quarter of 2001, net appreciation in foreign currency exchange rates had a favorable impact on international sales of approximately $1.6 million.

      The consolidated gross profit margin on a reported basis decreased to 40 percent of sales in the second quarter of 2001 compared with 40.9 percent of sales in the second quarter of 2000. The domestic gross profit margin was higher due to higher net selling prices and favorable mix changes, as well as lower costs for packaging and ingredients other than concentrate, partially offset by higher concentrate costs and the inclusion in 2001 of lower margin territories of the former PAS. Beginning in 2001, the Company outsourced its procurement function to PepsiCo. The international gross profit margin decreased due, in part, to the underabsorption of overhead costs resulting from soft volumes in Central Europe, partially offset by favorable impacts of foreign currency exchange rates. A portion of the product costs in the international operations is fixed in U.S. dollars and therefore was not unfavorably affected by net currency appreciation.

      On a pro forma basis, and excluding prior year results from the divested beer operations, the consolidated gross profit margin increased to 40 percent of sales in the second quarter of 2001 from 39.8 percent in the second quarter of 2000. The domestic gross profit margin was higher due to higher net selling prices and favorable mix changes, as well as lower costs for packaging and ingredients other than concentrate, partially offset by higher concentrate costs. The international gross profit margin was lower due primarily to the underabsorption of overhead costs resulting from soft volumes in Central Europe.

      Reported selling, delivery and administrative ("SD&A") expenses represented 27.7 percent of sales in the second quarter of 2001 compared with
27.8 percent in the second quarter of 2000. Domestic SD&A expenses as a percent of sales were essentially flat, as the benefits of cost reduction efforts initiated in the fourth quarter of 2000 were offset by higher integration costs resulting from the territories acquired from the former PAS, along with higher fuel and utilities costs and higher depreciation resulting from continued capital investments. International SD&A expenses as a percent of sales were lower than the prior year, reflecting the impact of the lower cost structure of the Caribbean operations of the former PAS in the second quarter of 2001.

      On a pro forma basis, and excluding prior year results from the divested beer operations, SD&A expenses as a percent of sales in the second quarter of 2001 were 27.7 percent compared to 27.6 percent in the second quarter of 2000. Domestic and international SD&A costs as a percent of sales were essentially flat. Domestically, the benefits of cost reduction efforts initiated in the fourth quarter of 2000 were offset by the higher costs previously discussed. Internationally, cost improvements and the benefits of volume growth in the Caribbean, along with favorable impacts of net foreign currency appreciation, were offset by the effects of soft volumes in Central Europe and the inclusion in the second quarter of 2000 of favorable purchase accounting adjustments for depreciation.

      As a result of the actions taken with respect to the merger with the former PAS, which resulted in a special charge of $4.6 million ($2.8 million after tax) recorded in the first quarter of 2001 and a special charge of $21.7 million ($13.2 million after tax) recorded in the fourth quarter of 2000, the Company expects to realize annual savings of approximately $16 million, primarily in 2002 and 2003. This includes reduced employee related costs in both the existing territories and the territories of the former PAS and the benefits of centralized procurement through PepsiCo. A portion of the charges recorded in 2000 and 2001 resulted from payments to former executives of the Company, which will not result in future savings or benefits.

      Operating income for the second quarter of 2001 and 2000 was as follows (in millions):

                                           Reported                                   Pro Forma
                                    ----------------------     Percent          ---------------------      Percent
                                      2001         2000        Change             2001         2000        Change
                                    --------     --------      ------           --------     --------      ------

     Domestic                       $   95.0     $   76.7       23.9            $   95.0     $   88.8        7.0
     International                      (1.4)         2.4        *                  (1.4)         1.5        *
                                    --------     --------                       --------     --------
       Total Operating Income       $   93.6     $   79.1       18.3            $   93.6     $   90.3        3.7
                                    ========     ========                       ========     ========

*  Not meaningful.

      In the second quarter of 2001, reported operating income increased $14.5 million, or 18.3 percent. Domestic reported operating income increased $18.3 million, or 23.9 percent, primarily due to the domestic operating income contributed by the acquired territories. International markets incurred operating losses of $1.4 million in the second quarter of 2001 compared to operating income of $2.4 million in the previous year. This unfavorable comparison was due to the lower volumes and the inclusion of $2.1 million of favorable purchase accounting adjustments for depreciation in the second quarter of 2000, as well as the addition in 2001 of operating losses of the Caribbean territories acquired in the fourth quarter of 2000.

      On a pro forma basis, operating income increased $3.3 million, or 3.7 percent from the second quarter of 2000. Domestic operating income, excluding 2000 results from the divested beer operations, increased $6.7 million, or 7.6 percent due to improved pricing and lower costs for packaging and other ingredients. The increase in domestic operating income was partially offset by the operating loss incurred by the international operations. International markets incurred losses of $1.4 million in the second quarter of 2001 compared to operating income of $1.5 million last year. Operating income in 2000 included favorable purchase accounting adjustments for depreciation of $2.1 million. Absent these adjustments, international operating losses were $0.8 million unfavorable to last year, primarily due to volume shortfalls and losses incurred by Trinidad and Tobago.

      Net interest expense increased $3.3 million in the second quarter of 2001 to $24.6 million. This increase was principally due to the increase in the average outstanding net debt resulting from the transaction with the former PAS.

      The Company reported other expense of $1.1 million in the second quarter of 2001 compared to other income of $0.9 million reported in the second quarter of 2000, which was not attributed to any one significant item.

                              RESULTS OF OPERATIONS
                  2001 FIRST HALF COMPARED WITH 2000 FIRST HALF

      Sales for the first half of 2001 and 2000 were as follows (in millions):

                                           Reported                                  Pro Forma
                                    ---------------------      Percent          ---------------------      Percent
                                      2001         2000        Change             2001         2000        Change
                                    --------     --------      ------           --------     --------      ------

     Domestic                       $1,352.2     $1,092.2       23.8            $1,352.2     $1,327.8        1.8
     International                     210.0        139.3       50.8               210.0        210.4       (0.2)
                                    --------     --------                       --------     --------
       Total Sales                  $1,562.2     $1,231.5       26.9            $1,562.2     $1,538.2        1.6
                                    ========     ========                       ========     ========

      On a reported basis, sales increased $330.7 million, or 26.9 percent, in the first half of 2001 compared to the first half of 2000, primarily reflecting sales contributed by the additional territories acquired from the former PAS. The balance of the growth in sales resulted primarily from improved pricing.

      On a pro forma basis, sales increased $24 million, or 1.6 percent. The growth in sales was driven domestically, with an increase of $24.4 million, or
1.8 percent. Excluding results of the Company's divested beer operations, domestic sales increased $37.7 million, or 2.9 percent. The increase in domestic sales resulted from improved pricing, with average net revenue per unit up 3.1 percent, on essentially flat volume, up 0.1 percent. On an 8-ounce equivalent case basis, domestic volume grew one percent, reflecting the continued mix shift to 20-ounce and 24-ounce PET packages. Although domestic volume grew only slightly, total Pepsi-Cola brands were stronger, growing approximately one percent, led by Sierra Mist, which was introduced in the fourth quarter of 2000 and second quarter 2001 introductions of Mountain Dew Code Red and Pepsi Twist, as well as continued strong growth in Aquafina. The lower international sales were due to comparison with unusually strong volume growth in the first half of 2000, particularly in the second quarter, as well as poor weather conditions in Central Europe. Excluding sales in Trinidad and Tobago, territories acquired in December 2000, international sales were down $5.2 million, or 2.5 percent. In the first half of 2001, changes in foreign currency exchange rates did not have a significant impact on international sales.

      The consolidated gross profit margin on a reported basis decreased to 39.7 percent of sales in the first half of 2001 compared with 41.3 percent of sales in the first half of 2000. The domestic gross profit margin was lower due primarily to the inclusion in 2001 of lower margin territories of the former PAS. The international gross profit margin decreased due, in part, to the underabsorption of overhead costs resulting from soft volumes in Central Europe.

      On a pro forma basis, and excluding results from the divested beer operations, the consolidated gross profit margin decreased to 39.8 percent of sales in the first half of 2001 from 40.1 percent in the first half of 2000. The domestic gross profit margin was essentially flat, as increased concentrate costs were offset by the benefits of higher net selling prices and favorable mix, as well as lower costs for packaging and other ingredients. The international gross profit margin was lower due to the underabsorption of overhead costs resulting from weak volumes in Central Europe, partially offset by improved margins in the Caribbean resulting from strong volume and pricing improvements.

      Reported SD&A expenses represented 29.4 percent of sales in the first half of 2001 compared with 30.1 percent in the first half of 2000. The decline in the percentage of SD&A expenses is attributable to domestic cost reduction efforts initiated in the fourth quarter of 2000, as well as the impact of the lower cost structure of the Caribbean operations of the former PAS in the first half of 2001.

      On a pro forma basis, and excluding results from the divested beer operations, SD&A expenses as a percent of sales in the first half of 2001 were
29.5 percent compared to 29.9 percent in the first half of 2000. Domestic SD&A costs as a percent of sales were lower due to the aforementioned cost reduction efforts, partially offset by higher fuel and utilities costs and higher depreciation resulting from continued capital investments. International SD&A costs as a percent of sales were lower due to cost improvements and the benefits of volume growth in the Caribbean, partially offset by unfavorable comparisons in Central Europe caused by weak volumes and the inclusion in the first half of 2000 of favorable purchase accounting adjustments for depreciation.

      Operating income for the first half of 2001 and 2000 was as follows (in millions):

                                           Reported                                  Pro Forma
                                    ---------------------      Percent          ---------------------      Percent
                                      2001         2000        Change             2001         2000        Change
                                    --------     --------      ------           --------     --------      ------

     Domestic                       $  154.2     $  126.5       21.9            $  149.9     $  143.3        4.6
     International                     (13.8)        (9.8)     (40.8)              (13.8)       (13.0)      (6.2)
                                    --------     --------                       --------     --------
       Total Operating Income       $  140.4     $  116.7       20.3            $  136.1     $  130.3        4.5
                                    ========     ========                       ========     ========

      In the first half of 2001, reported operating income increased $23.7 million, or 20.3 percent. Included in the first half of 2001 were a special charge of $4.6 million and a gain on pension curtailment of $8.9 million. Excluding these non-recurring items, reported operating income increased $19.4 million, or 16.6 percent, primarily due to the domestic operating income contributed by the acquired territories. Reported international operating losses increased by $4 million due primarily to the addition in 2001 of operating losses of the Caribbean territories acquired from the former PAS and the inclusion in the first half of 2000 of $2.1 million of favorable purchase accounting adjustments for depreciation.

      On a pro forma basis, operating income increased $5.8 million, or 4.5 percent from the first half of 2000. The improvement was primarily driven by a $6.6 million improvement in domestic operating income, resulting from improved pricing and cost reduction efforts initiated in the fourth quarter of 2000, as well as the benefits of centralized procurement through PepsiCo, partially offset by higher concentrate costs. Excluding the divested beer operations, domestic operating income increased $7.2 million, or 5 percent. International operating losses increased by $0.8 million, driven by the inclusion in the first half of 2000 of $2.1 million of favorable purchase accounting adjustments for depreciation, as well as weak volumes in Central Europe and the inclusion of operating losses of Trinidad and Tobago in the first half of 2001, partially offset by cost improvements and the benefits of volume growth in the Caribbean.

      Net interest expense increased $7.5 million in the first half of 2001 to $49.1 million. This increase was principally due to the increase in the average outstanding net debt resulting from the transaction with the former PAS.

      The Company reported other income of $0.4 million in the first half of 2001 compared to other income of $3 million reported in the first half of 2000. Included in other income in the first half of 2000 is a gain of $2.6 million resulting from the sale of the franchise operations in the Baltics. Absent this gain, other income was unchanged from the first half of 2000.

                         LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by continuing operations increased by $31.1 million to $105 million in the first half of 2001. This increase was primarily due to operating cash flow provided by the domestic operations acquired from the former PAS and improved operating cash flow in the existing domestic territories.

      Investing activities of $5.1 million in the first half of 2001 included cash paid to acquire the minority partner's interest in the soft drink operations in New Orleans, as well as payments related to the acquisition of Trinidad and Tobago. The Company made capital investments of $90.2 million, net of proceeds from asset sales, in its operations in the first half of 2001 compared with $87.6 million in the first half of 2000. This increase resulted from capital spending in the acquired territories in 2001, partially offset by reduced capital investments to support the Company's cold drink initiative, reflecting the Company's focus on redeploying existing cold drink equipment, along with a reduction in international spending. In addition, the Company is expanding its refurbishment efforts by converting a production facility in Ft. Wayne, Indiana to a refurbishment facility for cold drink equipment. Proceeds from the sales of investments of $1.9 million in the first half of 2001 related to miscellaneous land sales associated with the Company's non-operating real estate subsidiaries.

      The Company's total debt increased $43.1 million to $1,416.5 million at the end of the second quarter of 2001, from $1,373.4 million at the end of fiscal 2000. During February and March 2001, the Company issued $200 million and $150 million of notes with coupon rates of 5.95 percent due 2006 and 5.79 percent due 2013, respectively. The notes issued in March 2001 will be remarketed in March 2003, at which time the notes will either be mandatorily purchased and reissued by the underwriter or mandatorily redeemed by the Company. Proceeds from these notes were used to repay outstanding commercial paper. The Company repurchased no shares of its common stock in the first half of 2001, but did repurchase three million shares for $35.7 million in the first half of 2000. On August 1, 2001, the Company announced that it will resume purchasing its common stock under a previously authorized repurchase program, under which approximately 12 million shares remain available for repurchase. The Company declared an annual dividend of four cents per share in the first quarter of 2001, which was paid in the second quarter of 2001. This dividend rate was unchanged from the annual dividend rate in 2000. The issuance of common stock from treasury shares for the exercise of stock options resulted in cash inflows of $8.4 million in the first half of 2001, compared to $1.2 million in the first half of 2000.

      The Company has revolving credit agreements with maximum borrowings of $750 million, which act as back-up for the Company's $750 million commercial paper program; accordingly, the Company has a total of $750 million available under the commercial paper program and revolving credit facilities combined. Total commercial paper borrowings were $220 million at the end of the second quarter of 2001. The Company believes that with its existing operating cash flows, available lines of credit, and the potential for additional debt and equity offerings, it will have sufficient resources to fund its future growth and expansion.

                        RECENT ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. The Company does not expect SFAS No. 141 to impact its consolidated financial statements. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill and other intangible assets that have an indefinite life will not be amortized, but rather will be tested for impairment annually or whenever an event occurs indicating that the asset may be impaired. The Company will adopt SFAS No. 142 effective the beginning of fiscal 2002 and expects to cease amortization of substantially all intangible assets, which principally represent franchise rights granted in perpetuity. The Company will test its intangible assets for impairment in fiscal 2002, as required by SFAS No. 142.

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

COMMODITY PRICES

      The risk from commodity price changes relates to the Company's ability to recover higher product costs through price increases to customers, which may be limited due to the competitive pricing environment that exists in the soft drink business. The Company uses swap contracts to hedge price fluctuations for a portion of its aluminum requirements. Each contract hedges price fluctuations on a portion of the Company's aluminum can requirements over a specified period of time. Because of the high correlation between aluminum commodity prices and the Company's contractual cost of aluminum cans, the Company considers these hedges to be highly effective. As of the end of the second quarter of 2001, the Company has hedged a portion of its future aluminum requirements through the end of fiscal 2002.

INTEREST RATES

      In the first half of 2001, the risk from changes in interest rates was not material to the Company's operations because a significant portion of the Company's debt issues were fixed rate obligations. The Company's floating rate exposure relates to changes in the six month LIBOR rate and the overnight Federal Funds rate. Assuming consistent levels of floating rate debt with those held at the end of the second quarter of 2001, a 50 basis point (0.5 percent) change in each of these rates would have had an impact of approximately $0.6 million on the Company's interest expense in the first half of 2001. The Company has from time to time used interest rate swaps and forward contracts to convert fixed rate debt to floating rate debt and to lock interest rates on debt issues; however, there were no such agreements outstanding at the end of the second quarter of 2001. The Company had cash equivalents throughout the first half of 2001, principally invested in money market funds and commercial paper, which were most closely tied to overnight Federal Funds rates. Assuming a change of 50 basis points in the rate of interest associated with the Company's cash equivalents, interest income would not have changed by a significant amount.

CURRENCY EXCHANGE RATES

      Because the Company operates in international franchise territories, it is subject to exposure resulting from changes in currency exchange rates. Currency exchange rates are influenced by a variety of economic factors including local inflation, growth, interest rates and governmental actions, as well as other factors. The Company currently does not hedge the translation risks of investments in its international operations. Any positive cash flows generated by international operations have been reinvested in the operations, or used to repay intercompany loans from the manufacturing operations in Poland.

      Based on sales, international operations represented approximately 13 percent of the Company's total operations in the first half of 2001. Changes in currency exchange rates impact the translation of the results of certain international operations from their local currencies into U.S. dollars. If the currency exchange rates had changed by five percent in the first half of 2001, the Company estimates the impact on reported operating income would have been approximately $1 million. This estimate does not take into account the possibility that rates can move in opposite directions and that gains in one category may or may not be offset by losses from another category.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          From approximately 1945 to 1995, various entities owned and operated a hydraulic equipment facility which engaged in chrome plating in the City of Willits, California. The plant site is contaminated by various chemicals and metals. On August 23, 1999, an action entitled Donna M. Avila, et al. v. Willits Environmental Remediation Trust, Remco Hydraulics, Inc., M-C Industries, Inc., Pneumo Abex Corporation and Whitman Corporation, Case No. C99-3941 CAL, was filed in United States District Court for the Northern District of California. On January 16, 2001, a second action, entitled Pamela Jo Alrich, et al. v. Willits Environmental Remediation Trust, et al., Case No. C 01 0266 SI, against essentially the same defendants was filed in the same court. In the two actions, individual plaintiffs claim that the Company is liable for personal injury and/or property damage resulting from environmental contamination at the facility. In July 2001, plaintiffs' counsel asserted that hundreds of additional plaintiffs may be added to the actions. To date, there are approximately 500 plaintiffs in the actions seeking an unspecified amount of damages, punitive damages, injunctive relief and medical monitoring damages from the Company. In August 2001, the Company filed a motion to dismiss the amended complaints filed in these lawsuits. The Company is actively defending the actions. At this time, the Company does not believe these actions are material to the business or financial condition of the Company, although the outcome of the actions cannot be predicted with certainty.

Item 4.   Submission of Matters to a Vote of Security Holders.

    (a)   May 3, 2001 Annual Meeting of Shareholders.

    (b)   Election of Directors

          The following persons were elected at the Annual Meeting of Shareholders held on May 3, 2001 to serve as directors for the ensuing year:

              Herbert M. Baum                        Jarobin Gilbert, Jr.
              Richard G. Cline                       Victoria B. Jackson
              Pierre S. du Pont                      Matthew M. McKenna
              Archie R. Dykes                        Robert C. Pohlad
              Charles W. Gaillard                    Robert F. Sharpe, Jr.

     (c)   Matters Voted Upon

           Proposal 1:  Election of Directors

           The following votes were recorded with respect thereto:

                                          Votes For             Votes Withheld
                                         -----------            --------------

           Herbert M. Baum               143,717,731               1,011,254
           Richard G. Cline              143,750,278                 978,707
           Pierre S. du Pont             143,719,022               1,009,963
           Archie R. Dykes               143,743,404                 985,581
           Charles W. Gaillard           143,570,632               1,158,353
           Jarobin Gilbert, Jr.          143,752,031                 976,954
           Victoria B. Jackson           143,569,569               1,159,416
           Matthew M. McKenna            143,780,372                 948,613
           Robert C. Pohlad              143,780,372                 948,613
           Robert F. Sharpe, Jr.         143,620,775               1,108,210

Item 6.    Exhibits.

    (a)    Exhibits.

           12.  Statement of Calculation of Ratio of Earnings to Fixed Charges.

    (b)    Reports on Form 8-K.

           None

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                       PEPSIAMERICAS, INC.


Date: August 14, 2001           By:  /s/ G. MICHAEL DURKIN, JR.
      ---------------                -----------------------------------------
                                     G. Michael Durkin, Jr.
                                     Senior Vice President and Chief Financial
                                       Officer
                                     (As Chief Accounting Officer and Duly
                                     Authorized Officer of PepsiAmericas, Inc.)