Form 10-Q
period 2001-09-29
PEPSIAMERICAS INC/IL/
filed 2001-11-13
CIK 1084230

PEPSIAMERICAS, INC.
                                    FORM 10-Q
                               THIRD QUARTER 2001



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 29, 2001
                                     ------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to _______

                        Commission File Number 001-15019

                               PEPSIAMERICAS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                          13-6167838
--------------------------------                        ---------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                         Identification Number)


3501 Algonquin Road, Rolling Meadows, Illinois                 60008
----------------------------------------------               ----------
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

                                          YES   /x/     NO   / /

As of October 27, 2001, the Registrant had 155,878,981 outstanding shares of common stock, par value $0.01 per share, the Registrant's only class of common stock.

                                    CONTENTS

PART I   FINANCIAL INFORMATION
         Item 1. Financial Statements
                   Condensed Consolidated Statements of Income                2
                   Condensed Consolidated Balance Sheets                      3
                   Condensed Consolidated Statements of Cash Flows            4
                   Notes to Condensed Consolidated Financial Statements
                      (Unaudited)                                             5
         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       10
         Item 3. Quantitative and Qualitative Disclosures About
                   Market Risk                                               15

PART II  OTHER INFORMATION
         Item 1. Legal Proceedings                                           16
         Item 6. Exhibits                                                    16

SIGNATURE                                                                    17

                              PEPSIAMERICAS, INC.
                                   FORM 10-Q
                               THIRD QUARTER 2001

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (unaudited and in millions, except per share data)

                                                               Third Quarter                        Nine Months
                                                        ------------------------           ----------------------------
                                                           2001           2000                2001               2000
                                                        ---------      ---------           ---------          ---------
Sales                                                   $   847.1      $   655.2           $ 2,409.3          $ 1,886.7
Cost of goods sold                                          507.6          386.2             1,449.7            1,109.4
                                                        ---------      ---------           ---------          ---------
   Gross profit                                             339.5          269.0               959.6              777.3
Selling, delivery and administrative expenses               240.4          180.9               699.9              552.1
Amortization expense                                         12.3            9.9                36.8               30.3
Special charges                                                --             --                 4.6                 --
Gain on pension curtailment                                    --             --                (8.9)                --
                                                        ---------      ---------           ---------          ---------
   Operating income                                          86.8           78.2               227.2              194.9
Interest expense, net                                       (22.7)         (21.8)              (71.8)             (63.4)
Other (expense) income, net                                  (1.3)          (1.2)               (0.9)               1.8
                                                        ---------      ---------           ---------          ---------
   Income before income taxes                                62.8           55.2               154.5              133.3
Income taxes                                                 30.1           26.3                73.6               63.6
                                                        ---------      ---------           ---------          ---------
   Income from continuing operations                         32.7           28.9                80.9               69.7
Income from discontinued operations, after taxes               --             --                  --                8.9
                                                        ---------      ---------           ---------          ---------
   Net income                                           $    32.7      $    28.9           $    80.9          $    78.6
                                                        =========      =========           =========          =========

Weighted average common shares:
   Basic                                                    156.3          136.3               156.1              136.9
   Incremental effect of stock options                        0.6            0.6                 0.8                0.4
                                                        ---------      ---------           ---------          ---------
     Diluted                                                156.9          136.9               156.9              137.3
                                                        =========      =========           =========          =========

Income per share - basic:
   Continuing operations                                $    0.21      $    0.21           $    0.52          $    0.51
   Discontinued operations                                     --             --                  --               0.06
                                                        ---------      ---------           ---------          ---------
     Net income                                         $    0.21      $    0.21           $    0.52          $    0.57
                                                        =========      =========           =========          =========

Income per share - diluted:
   Continuing operations                                $    0.21      $    0.21           $    0.52          $    0.51
   Discontinued operations                                     --             --                  --               0.06
                                                        ---------      ---------           ---------          ---------
     Net income                                         $    0.21      $    0.21           $    0.52          $    0.57
                                                        =========      =========           =========          =========

Cash dividends per share                                $      --      $      --           $    0.04          $    0.04
                                                        =========      =========           =========          =========


See accompanying notes to condensed consolidated financial statements.

                              PEPSIAMERICAS, INC.
                                   FORM 10-Q
                               THIRD QUARTER 2001

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in millions, except per share data)

                                                                                 End of               End of
                                                                             Third Quarter          Fiscal Year
                                                                                  2001                 2000
                                                                             -------------          -----------
                                                                              (unaudited)
ASSETS:
Current assets:
   Cash and equivalents                                                       $     86.6            $     51.2
   Receivables                                                                     212.2                 203.0
   Inventories                                                                     181.2                 164.0
   Other current assets                                                             59.6                  58.8
                                                                              ----------            ----------
     Total current assets                                                          539.6                 477.0
Property (at cost)                                                               1,764.8               1,646.8
Accumulated depreciation                                                          (729.3)               (642.1)
                                                                              ----------            ----------
   Net property                                                                  1,035.5               1,004.7
                                                                              ----------            ----------
Intangible assets, net                                                           1,716.8               1,740.7
Investments and other assets                                                       125.9                 113.2
                                                                              ----------            ----------
   Total assets                                                               $  3,417.8            $  3,335.6
                                                                              ==========            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Short-term debt, including current maturities of long-term debt            $    244.8            $    513.3
   Payables                                                                        251.9                 199.1
   Other current liabilities                                                       149.6                 174.6
                                                                              ----------            ----------
     Total current liabilities                                                     646.3                 887.0
                                                                              ----------            ----------
Long-term debt                                                                   1,090.6                 860.1
Deferred income taxes                                                               80.5                  47.0
Other liabilities                                                                   75.7                  92.0
Shareholders' equity:
   Preferred stock ($0.01 par value, 12.5 million shares authorized;
     no shares issued)                                                                --                    --
   Common stock ($0.01 par value, 350 million shares authorized;
     167.5 million shares issued)                                                1,543.1               1,546.8
   Retained income                                                                 225.1                 151.6
   Accumulated other comprehensive loss:
     Cumulative translation adjustment                                             (31.3)                (30.3)
     Net unrealized investment and hedging (losses) gains                           (1.0)                  1.6
                                                                              ----------            ----------
       Accumulated other comprehensive loss                                        (32.3)                (28.7)
                                                                              ----------            ----------
   Treasury stock (11.4 million shares - 2001 and 11.7 million
     shares - 2000)                                                               (211.2)               (220.2)
                                                                              ----------            ----------
Total shareholders' equity                                                       1,524.7               1,449.5
                                                                              ----------            ----------
   Total liabilities and shareholders' equity                                 $  3,417.8            $  3,335.6
                                                                              ==========            ==========

See accompanying notes to condensed consolidated financial statements.

                              PEPSIAMERICAS, INC.
                                   FORM 10-Q
                               THIRD QUARTER 2001

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited and in millions)

                                                                                             Nine Months
                                                                                  --------------------------------
                                                                                     2001                   2000
                                                                                  ----------            ----------
CASH FLOW FROM OPERATING ACTIVITIES:
Income from continuing operations                                                 $     80.9            $     69.7
Adjustments to reconcile to net cash provided by operating activities:
   Depreciation and amortization                                                       149.1                 120.6
   Deferred income taxes                                                                28.5                  (0.7)
   Gain on pension curtailment                                                          (8.9)                   --
   Gain on sale of franchises, net of tax                                                 --                  (1.4)
   Special charges                                                                       4.6                    --
   Cash outlays related to special charges                                             (17.8)                (11.9)
   Other                                                                                (5.5)                  0.5
Changes in assets and liabilities, exclusive of acquisitions and divestitures:
   Increase in receivables                                                              (9.8)                 (9.0)
   Increase in inventories                                                             (17.0)                 (8.1)
   Increase (decrease) in payables                                                      25.9                 (23.7)
   Net change in other assets and liabilities                                           17.9                  (2.3)
                                                                                  ----------            ----------
     Net cash provided by operating activities                                         247.9                 133.7
                                                                                  ----------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Franchises and companies acquired, net of cash acquired                                 (5.5)                 (2.5)
Proceeds from sales of franchises, net of cash divested                                   --                   2.5
Capital investments, net of proceeds from asset sales                                 (151.0)               (129.3)
Proceeds from sales of investments                                                       1.9                    --
                                                                                  ----------            ----------
   Net cash used in investing activities                                              (154.6)               (129.3)
                                                                                  ----------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings of short-term debt                                        (195.0)                115.9
Proceeds from issuance of long-term debt                                               352.7                    --
Repayment of long-term debt                                                           (204.4)                (75.7)
Dividends                                                                               (6.2)                 (5.5)
Treasury stock purchases                                                                (6.6)                (35.7)
Issuance of common stock                                                                 9.1                   1.3
                                                                                  ----------            ----------
   Net cash (used in) provided by financing activities                                 (50.4)                  0.3
                                                                                  ----------            ----------

Net cash used in discontinued operations                                                (7.5)                (18.5)
Effects of exchange rate changes on cash and equivalents                                  --                  (0.8)
                                                                                  ----------            ----------
Change in cash and equivalents                                                          35.4                 (14.6)
Cash and equivalents at beginning of year                                               51.2                 114.5
                                                                                  ----------            ----------
Cash and equivalents at end of first nine months                                  $     86.6            $     99.9
                                                                                  ==========            ==========


See accompanying notes to condensed consolidated financial statements.

                              PEPSIAMERICAS, INC.
                                   FORM 10-Q
                               THIRD QUARTER 2001

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

2. The Company manufactures, packages, sells and distributes carbonated and non-carbonated Pepsi-Cola beverages and a variety of other beverages in the United States, Central Europe and the Caribbean. The Company is the number-two anchor bottler in the Pepsi system and accounts for approximately 21 percent of all Pepsi-Cola products sold in the United States. The Company operates in a significant portion of a 17 state region, primarily in the Central and Midwestern United States, and outside the United States the Company operates in the Central European and Caribbean markets in Poland, Hungary, the Czech Republic, Republic of Slovakia, Puerto Rico, Jamaica, Bahamas, and Trinidad and Tobago. The Company serves a total population of more than 117 million people, and its business is highly seasonal. PepsiCo, Inc. holds a 36.7 percent equity interest in the Company.

      The following presents sales and operating income of the Company's geographic segments for the third quarter and first nine months of 2001 and 2000 (in millions):

                                                   Third Quarter                           Nine Months
                                         -------------------------------       -------------------------------
                                              2001               2000              2001               2000
                                         -------------      ------------       ------------       ------------
      Sales:
        Domestic                         $       719.5      $      582.4       $    2,071.7       $    1,674.6
        International                            127.6              72.8              337.6              212.1
                                         -------------      ------------       ------------       ------------
          Total                          $       847.1      $      655.2       $    2,409.3       $    1,886.7
                                         =============      ============       ============       ============

      Operating income:
        Domestic                         $        87.1      $       83.6       $      241.3       $      210.1
        International                             (0.3)             (5.4)             (14.1)             (15.2)
                                         -------------      ------------       ------------       ------------
          Total                          $        86.8      $       78.2       $      227.2       $      194.9
                                         =============      ============       ============       ============

      The significant changes in sales and operating income were due in part to the transaction described in Note 4 below. There were no material changes in total assets by geographic segment since fiscal year end 2000.

3. The Company's fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31; fiscal 2000 ended on December 30, 2000. The Company's third quarters of 2001 and 2000 were based on the thirteen weeks ended September 29, 2001 and September 30, 2000, respectively.

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

      The pro forma condensed consolidated results of continuing operations presented below for 2001 and 2000 assume the following:

      o The territories and companies described above, with the exception of Trinidad and Tobago, were acquired or divested as of the beginning of fiscal 2000. Operating results for Trinidad and Tobago are only included from the date of acquisition.

      o  The after tax gain from the sale of the Baltics in 2000 was excluded.

      o The special charges and pension curtailment gain recorded in the first quarter of 2001 were excluded, as well as other non-recurring items recorded in 2000 by the Company and the former PAS.

      o Interest expense has been adjusted to assume the interest rates in effect for both years for the Company would have been in effect for debt assumed from the former PAS business units.

                                                   Third Quarter                           Nine Months
                                         ------------------------------        -------------------------------
                                              2001              2000               2001                2000
                                         ------------      ------------        ------------       ------------
                                                   (unaudited and in millions, except per share data)
      Sales                              $      847.1      $      823.7        $    2,409.3       $    2,361.9
      Net income                                 32.7              30.2                78.3               69.7
      Net income per share-basic                 0.21              0.19                0.50               0.45
      Net income per share-diluted               0.21              0.19                0.50               0.44

      The above pro forma results are for informational purposes only and may not be indicative of actual results that would have occurred had the transactions described taken place as of the beginning of fiscal 2000.

5.    The Company's comprehensive income is as follows:

                                                                  Third Quarter                 Nine Months
                                                           -------------------------    -------------------------
                                                                2001         2000           2001          2000
                                                           -----------   -----------    -----------   -----------
                                                                                 (in millions)
      Net income                                           $      32.7   $      28.9    $      80.9   $      78.6
      Foreign currency translation adjustment                     (1.5)         (9.4)          (1.0)        (17.7)
      Unrealized (losses) gains on investments and
        hedging contracts                                         (5.9)         (3.4)          (2.6)          1.5
                                                           -----------   -----------    -----------   -----------
        Comprehensive income                               $      25.3   $      16.1    $      77.3   $      62.4
                                                           ===========   ===========    ===========   ===========

      Unrealized (losses) gains on investments and hedging contracts are presented net of tax (benefit) expense of ($5) million, ($2.1) million, ($1.8) million and $0.9 million, respectively.

6.    Interest expense, net, is comprised of the following:

                                                   Third Quarter                           Nine Months
                                         -------------------------------       -------------------------------
                                              2001               2000               2001               2000
                                         -------------      ------------       -------------      ------------
                                                                       (in millions)
      Interest expense                   $       (23.0)     $      (22.0)      $       (73.5)     $      (64.4)
      Interest income                              0.3               0.2                 1.7               1.0
                                         -------------      ------------       -------------      ------------
        Interest expense, net            $       (22.7)     $      (21.8)      $       (71.8)     $      (63.4)
                                         =============      ============       =============      ============

7. Net cash provided by operating activities reflected cash payments and receipts for interest and income taxes as follows:

                                                        Nine Months
                                              ------------------------------
                                                  2001              2000
                                              ------------      ------------
                                                       (in millions)

      Interest paid                           $        74.5     $       67.9
      Interest received                                 0.8              0.9
      Income taxes paid, net of refunds                 8.1             30.8

      The reduction in income taxes paid resulted from the application of overpayment of the 2000 income taxes to the Company's 2001 estimated income tax payments in the first nine months of 2001.

8. As of the end of the third quarter of 2001, approximately 45 percent of the Company's inventory consisted of raw materials and supplies, while 55 percent was finished goods. This compares to 50 percent raw materials and supplies and 50 percent finished goods at fiscal year end 2000.

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

      The following table summarizes activity associated with the special charges (in millions):

      Accrued liabilities as of fiscal year end 2000
         (all employee-related costs)                                 $   17.4
      Special charge (employee-related costs)                              4.6
      Acceleration of stock awards vesting                                (1.2)
      Expenditures for employee-related costs                            (17.8)
                                                                      --------
      Accrued liabilities at the end of the third quarter of 2001     $    3.0
                                                                      ========

      The 2001 and 2000 charges affected approximately 55 employees, of which 4 remain as of the end of the third quarter of 2001. The accrued liabilities remaining as of the end of the third quarter of 2001 are comprised of deferred severance payments and certain employee benefits. The Company expects to pay a significant portion of the $3 million of employee related costs, using cash from operations, during the next 12 months; accordingly, such amounts are classified as other current liabilities.

10. In connection with the integration of former Whitman Corporation and former PAS domestic benefit plans during the first quarter of 2001, the Company will freeze pension benefit accruals for substantially all salaried and non-union employees effective December 31, 2001. Employees age 50 or older with 10 or more years of vesting service were grandfathered such that they will continue to accrue benefits after December 31, 2001 based on their final average pay as of December 31, 2001. As a result of the curtailment, the Company recognized a one-time curtailment gain of $8.9 million ($5.4 million after taxes). The existing domestic salaried and non-union pension plans will be replaced by an additional Company contribution to the 401(K) plan.

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

      During the third quarter of 2001, the Company entered into swap contracts to hedge against volatility in future cash flows on anticipated diesel fuel purchases, the prices of which are indexed to diesel fuel market prices. Realized gains and losses on fuel hedge contracts are deferred until the fuel is purchased. See "Quantitative and Qualitative Disclosures About Market Risk - Commodity Prices."

      As of the end of the third quarter of 2001, the Company had deferred $5 million of aluminum and fuel hedging losses in accumulated other comprehensive income, a majority of which will be reclassified into earnings during the next 12 months. The Company has hedged a portion of its anticipated aluminum can and fuel purchases through the end of fiscal 2002.

      During the third quarter of 2001, the Company entered into swap contracts with an aggregate notional amount of $200 million to convert a portion of its fixed rate debt to floating rate debt, with the objective of reducing overall borrowing costs. These swaps are accounted for as fair value hedges, since they hedge against the fair value of fixed rate debt resulting from fluctuations in interest rates. The fair value of the interest rate swaps as of the end of the third quarter of 2001 was $6.1 million, which is reflected in "Investments and other assets" on the Condensed Consolidated Balance Sheets, with a corresponding increase in "Long-term debt" representing the change in fair value of the fixed rate debt. The fair value adjustment had no earnings impact since the swaps are considered highly effective in eliminating the interest rate risk of the fixed rate debt they are hedging; however, the benefit of floating interest rates reduced the Company's borrowing costs during the third quarter of 2001.

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

      At the end of the third quarter of 2001, the Company had accruals of $10.6 million to cover potential indemnification obligations, including $5 million classified as current liabilities. Such amounts are determined using estimated undiscounted future cash requirements, and have not been reduced by potential future insurance recoveries. During the second quarter of 2000, a trust was established that will be used to satisfy a portion of the future indemnification obligations. No payments were made by the trust during the first nine months of 2001, and the trust held $34.2 million as of the end of the third quarter of 2001.

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

      Options to purchase the following shares were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares during the related period:

                                                     Third Quarter                            Nine Months
                                           -------------------------------        -----------------------------
                                               2001               2000                2001              2000
                                           ------------       ------------        ------------      -----------
      Shares under options outstanding        7,616,399          7,497,963           7,516,399        8,610,776
      Weighted-average exercise price
        per share                          $      18.83       $      17.97        $      18.89      $     17.30

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              RESULTS OF OPERATIONS
               2001 THIRD QUARTER COMPARED WITH 2000 THIRD QUARTER

      Due to the transaction with the former PAS completed in November 2000, the Company believes that pro forma results provide a better indication of current operating trends than reported results. Therefore, included within the following discussion are explanations of both reported results and pro forma results.

      Pro forma operating results assume the merger with the former PAS occurred at the beginning of 2000 and exclude the impact of special charges and other non-recurring items recorded in all periods presented. The Company's business is highly seasonal; accordingly, the operating results of any individual quarter may not be indicative of a full year's operating results.

      Sales for the third quarter of 2001 and 2000 were as follows (in millions):

                                           Reported                                   Pro Forma
                                    ---------------------      Percent          ---------------------      Percent
                                      2001         2000        Change             2001         2000        Change
                                    --------     --------      ------           --------     --------      ------
      Domestic                      $  719.5     $  582.4       23.5            $  719.5     $  710.2        1.3
      International                    127.6         72.8       75.3               127.6        113.5       12.4
                                    --------     --------                       --------     --------
       Total Sales                  $  847.1     $  655.2       29.3            $  847.1     $  823.7        2.8
                                    ========     ========                       ========     ========

      On a reported basis, sales increased $191.9 million, or 29.3 percent, in the third quarter of 2001 compared to the third quarter of 2000, primarily reflecting sales contributed by the additional territories acquired from the former PAS. The balance of the growth in sales resulted primarily from higher volume and improved pricing.

      On a pro forma basis, sales increased $23.4 million, or 2.8 percent. The growth in sales included an increase in domestic sales of $9.3 million and an increase in international sales of $14.1 million. Excluding sales contributed in 2000 by the beer operations, which the Company divested in the first quarter of 2001, domestic sales increased $20.7 million, or 3 percent. The increase in domestic sales resulted from improved pricing, with average revenue per unit up
2.5 percent, and a 1.1 percent increase in volume. Volume growth was driven by continued strong performance by Aquafina and the introduction of Mountain Dew Code Red and Pepsi Twist in the second quarter of 2001, as well as Sierra Mist, which was introduced in the fourth quarter of 2000. Although in total Pepsi-Cola, Diet Pepsi and Mountain Dew brands declined, total Pepsi-Cola branded products, including Aquafina, Sierra Mist and Dole, grew approximately 2 percent from the third quarter of 2000. The higher international sales were due to strong volume growth in Central Europe and the Caribbean, due in part to a comparison with unusually soft volumes in Central Europe in the third quarter of 2000. Excluding sales in Trinidad and Tobago, territories acquired in December 2000, international sales were up $11.8 million, or 10.4 percent, on a 15.4 percent increase in volume and a 2.8 percent increase in average selling prices, partially offset by a planned reduction in private label revenues.

      The consolidated gross profit margin on a reported basis decreased to 40.1 percent of sales in the third quarter of 2001 compared with 41.1 percent of sales in the third quarter of 2000, driven primarily by a lower domestic gross profit margin attributable to the inclusion in 2001 of lower margin territories of the former PAS.

      On a pro forma basis, and excluding prior year results from the divested beer operations, the consolidated gross profit margin of 40.1 percent was unchanged from the third quarter of 2000. The domestic gross profit margin was unchanged, as higher net selling prices were offset by higher concentrate and packaging costs, due in part to a shift in mix towards more polyethylene packaging. The international gross profit margin improved slightly due to higher volumes and pricing improvements.

      Reported selling, delivery and administrative ("SD&A") expenses represented 28.4 percent of sales in the third quarter of 2001 compared with
27.6 percent in the third quarter of 2000. Domestic SD&A expenses as a percent of sales increased as the benefits of cost reduction efforts initiated in the fourth quarter of 2000 were offset by higher integration costs resulting from the territories acquired from the former PAS, along with higher depreciation resulting from continued capital investments. International SD&A expenses as a percent of sales were lower than the prior year, reflecting the impact of the lower cost structure of the Caribbean operations of the former PAS in the third quarter of 2001, as well as the favorable impact of higher volumes in the third quarter of 2001.

      On a pro forma basis, and excluding prior year results from the divested beer operations, SD&A expenses as a percent of sales in the third quarter of 2001 were 28.4 percent compared to 27.5 percent in the third quarter of 2000. Domestic SD&A costs as a percent of sales were higher due to the factors discussed. International SD&A expenses as a percent of sales were lower primarily due to cost improvements and the benefits of volume growth in Central Europe and the Caribbean.

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

      Operating income for the third quarter of 2001 and 2000 was as follows (in millions):

                                           Reported                                    Pro Forma
                                    ---------------------      Percent          ---------------------      Percent
                                      2001         2000        Change             2001         2000        Change
                                    --------     --------      ------           --------     --------      ------
      Domestic                      $   87.1     $   83.6        4.2            $   87.1     $   95.5       (8.8)
      International                     (0.3)        (5.4)      94.4                (0.3)        (5.2)      94.2
                                    --------     --------                       --------     --------
       Total Operating Income       $   86.8     $   78.2       11.0            $   86.8     $   90.3       (3.9)
                                    ========     ========                       ========     ========

      In the third quarter of 2001, reported operating income increased $8.6 million, or 11 percent. Domestic reported operating income increased $3.5 million, or 4.2 percent, primarily due to the domestic operating income contributed by the acquired territories. International markets incurred operating losses of $0.3 million in the third quarter of 2001 compared to $5.4 million in the previous year. This favorable comparison was due primarily to the volume growth in the current year, as previously discussed.

      On a pro forma basis, operating income decreased $3.5 million, or 3.9 percent from the third quarter of 2000. Domestic operating income, excluding 2000 results from the divested beer operations, decreased $8.3 million, or 8.7 percent primarily due to higher integration costs and higher depreciation resulting from continued capital investments. The decrease in domestic operating income was partially offset by the improvement in operating losses incurred by the international operations. International markets incurred losses of $0.3 million in the third quarter of 2001 compared to $5.2 million last year. This improvement in operating losses was primarily related to improved volumes and pricing.

      Net interest expense increased $0.9 million in the third quarter of 2001 to $22.7 million. This increase was principally due to the increase in the average outstanding net debt resulting from the transaction with the former PAS, partially offset by lower interest rates on the Company's floating rate debt and benefits of the interest rate swaps entered into during the third quarter of 2001.

      The Company reported other expense of $1.3 million in the third quarter of 2001 compared to $1.2 million reported in the third quarter of 2000. There were no significant items recorded in either period.

                              RESULTS OF OPERATIONS
           2001 FIRST NINE MONTHS COMPARED WITH 2000 FIRST NINE MONTHS

      Sales for the first nine months of 2001 and 2000 were as follows (in millions):

                                           Reported                                   Pro Forma
                                    ---------------------      Percent          ---------------------      Percent
                                      2001         2000        Change             2001         2000        Change
                                    --------     --------      ------           --------     --------      ------
      Domestic                      $2,071.7     $1,674.6       23.7            $2,071.7     $2,038.0        1.7
      International                    337.6        212.1       59.2               337.6        323.9        4.2
                                    --------     --------                       --------     --------
       Total Sales                  $2,409.3     $1,886.7       27.7            $2,409.3     $2,361.9        2.0
                                    ========     ========                       ========     ========

      On a reported basis, sales increased $522.6 million, or 27.7 percent, in the first nine months of 2001 compared to the first nine months of 2000, primarily reflecting sales contributed by the additional territories acquired from the former PAS. The balance of the growth in sales resulted from improved pricing and volume growth.

      On a pro forma basis, sales increased $47.4 million, or 2 percent. The growth in sales included an increase in domestic sales of $33.7 million, or 1.7 percent, and an increase in international sales of $13.7 million, or 4.2 percent. Excluding results of the Company's divested beer operations, domestic sales increased $58.4 million, or 2.9 percent. The increase in domestic sales resulted from improved pricing, with average net revenue per unit up 2.9 percent, on a 0.5 percent increase in volume. Total Pepsi-Cola branded products were stronger, growing over one percent, driven by Sierra Mist, which was introduced in the fourth quarter of 2000, and second quarter 2001 introductions of Mountain Dew Code Red and Pepsi Twist, as well as continued strong growth in Aquafina. Excluding sales in Trinidad and Tobago, territories acquired in December 2000, international sales were up $6.6 million, or 2 percent. The higher international sales were due to a 6.3 percent increase in volume and a
2.6 percent increase in pricing, partially offset by a planned reduction in private label revenues.

      The consolidated gross profit margin on a reported basis decreased to 39.8 percent of sales in the first nine months of 2001 compared with 41.2 percent of sales in the first nine months of 2000, driven primarily by a lower domestic gross profit margin attributable to the inclusion in 2001 of lower margin territories of the former PAS.

      On a pro forma basis, and excluding results from the divested beer operations, the consolidated gross profit margin decreased to 39.9 percent of sales in the first nine months of 2001 from 40.1 percent in the first nine months of 2000. The domestic gross profit margin was down slightly, as the benefits of higher net selling prices were offset by increased concentrate and packaging costs. The international gross profit margin was slightly lower due to higher concentrate and packaging costs in the Caribbean.

      Reported SD&A expenses represented 29 percent of sales in the first nine months of 2001 compared with 29.3 percent in the first nine months of 2000. The decline in the percentage of SD&A expenses was primarily attributable to the impact of the lower cost structure of the Caribbean operations of the former PAS in the first nine months of 2001.

      On a pro forma basis, and excluding results from the divested beer operations, SD&A expenses as a percent of sales in the first nine months of 2001 were 29.1 percent, unchanged from the first nine months of 2000. Domestic SD&A costs as a percent of sales were slightly higher due primarily to higher depreciation resulting from continued capital investments. International SD&A costs as a percent of sales were lower due to cost improvements and the benefits of volume growth in Central Europe and the Caribbean, partially offset by the inclusion in the first nine months of 2000 of $2.1 million of favorable purchase accounting adjustments for depreciation.

      Operating income for the first nine months of 2001 and 2000 was as follows (in millions):

                                           Reported                                   Pro Forma
                                    ---------------------      Percent          ---------------------      Percent
                                      2001         2000        Change             2001         2000        Change
                                    --------     --------      ------           --------     --------      ------
     Domestic                       $  241.3     $  210.1       14.9            $  237.0     $  238.8       (0.8)
     International                     (14.1)       (15.2)       7.2               (14.1)       (18.2)      22.5
                                    --------     --------                       --------     --------
       Total Operating Income       $  227.2     $  194.9       16.6            $  222.9     $  220.6        1.0
                                    ========     ========                       ========     ========

      In the first nine months of 2001, reported operating income increased $32.3 million, or 16.6 percent. Included in the first nine months of 2001 were a special charge of $4.6 million and a gain on pension curtailment of $8.9 million. Excluding these non-recurring items, reported operating income increased $28 million, or 14.4 percent, primarily due to the domestic operating income contributed by the acquired territories. Reported international operating losses improved by $1.1 million due primarily to higher volumes and pricing, partially offset by the addition in 2001 of operating losses of the Caribbean territories acquired from the former PAS and the inclusion in the first nine months of 2000 of favorable purchase accounting adjustments for depreciation.

      On a pro forma basis, operating income increased $2.3 million, or one percent from the first nine months of 2000. The improvement was primarily driven by a $4.1 million improvement in international operating losses, reflecting the benefits of higher volumes and improved pricing, partially offset by the inclusion in the first nine months of 2000 of favorable purchase accounting adjustments for depreciation. Excluding the divested beer operations, domestic operating income decreased $1.1 million, or 0.5 percent, as higher depreciation and concentrate and packaging costs more than offset the benefits of higher volumes and improved pricing.

      Net interest expense increased $8.4 million in the first nine months of 2001 to $71.8 million. This increase was principally due to the increase in the average outstanding net debt resulting from the transaction with the former PAS, partially offset by lower interest rates on the Company's floating rate debt and benefits resulting from the interest rate swaps entered into during the third quarter of 2001.

      The Company reported other expense of $0.9 million in the first nine months of 2001 compared to other income of $1.8 million reported in the first nine months of 2000. Included in other income in the first nine months of 2000 was a gain of $2.6 million resulting from the sale of the franchise operations in the Baltics. Absent this gain, other income was essentially unchanged from the first nine months of 2000.

                         LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by continuing operations increased by $114.2 million to $247.9 million in the first nine months of 2001. This increase was primarily due to operating cash flow provided by the domestic operations acquired from the former PAS and improved operating cash flow in the existing domestic territories, as well as improvement in working capital management and lower income tax payments in 2001, resulting from the application of overpayment of the 2000 income taxes to the Company's 2001 estimated income tax payments in the first nine months of 2001.

      Investing activities of $5.5 million in the first nine months of 2001 included cash paid in connection with the dissolution of the joint venture between the Company and Poydras through which the Company assumed sole ownership of the soft drink operations in New Orleans, as well as payments related to the acquisition of Trinidad and Tobago and a small domestic franchise acquisition. The Company made capital investments of $151 million, net of proceeds from asset sales, in its operations in the first nine months of 2001 compared with $129.3 million in the first nine months of 2000. This increase resulted from capital spending in the acquired territories in 2001, partially offset by reduced capital investments to support the Company's cold drink initiative, reflecting the Company's focus on redeploying existing cold drink equipment, along with a reduction in international spending. In addition, the Company is expanding its refurbishment efforts by converting a production facility in Ft. Wayne, Indiana to a refurbishment facility for cold drink equipment. Proceeds from the sales of investments of $1.9 million in the first nine months of 2001 related to miscellaneous land sales associated with the Company's non-operating real estate subsidiaries.

      The Company's total debt decreased $38 million to $1,335.4 million at the end of the third quarter of 2001, from $1,373.4 million at the end of fiscal 2000. During February and March 2001, the Company issued $200 million and $150 million of notes with coupon rates of 5.95 percent due 2006 and 5.79 percent due 2013, respectively. The notes issued in March 2001 will be remarketed in March 2003, at which time the notes will either be mandatorily purchased and reissued by the underwriter or mandatorily redeemed by the Company. Proceeds from these notes were used to repay outstanding commercial paper. On August 1, 2001, the Company announced that it would resume purchasing its common stock under a previously authorized repurchase program, under which 11.4 million shares remained available for repurchase at the end of the third quarter of 2001. The Company repurchased 0.5 million shares of its common stock for $6.6 million in the first nine months of 2001, compared to three million shares for $35.7 million in the first nine months of 2000. The Company declared an annual dividend of four cents per share in the first quarter of 2001, which was paid in the second quarter of 2001. This dividend rate was unchanged from the annual dividend rate in 2000. The issuance of common stock from treasury shares for the exercise of stock options resulted in cash inflows of $9.1 million in the first nine months of 2001, compared to $1.3 million in the first nine months of 2000.

      At the end of the third quarter of 2001, the Company had revolving credit agreements with maximum borrowings of $750 million, which act as back-up for the Company's commercial paper program, giving the Company a total of $750 million available under the commercial paper program and revolving credit facilities combined. Total commercial paper borrowings were $236.5 million at the end of the third quarter of 2001. In November 2001, $250 million of the revolving credit agreements expired and were not renewed by the Company; accordingly, the Company currently has a total of $500 million available under the commercial paper program and revolving credit facilities combined. The Company believes that with its existing operating cash flows, available lines of credit, and the potential for additional debt and equity offerings, it will have sufficient resources to fund its future growth and expansion.

                        RECENT ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. The Company does not expect SFAS No. 141 to significantly impact its consolidated financial statements. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill and other intangible assets that have an indefinite life will not be amortized, but rather will be tested for impairment annually or whenever an event occurs indicating that the asset may be impaired. The Company will adopt SFAS No. 142 effective the beginning of fiscal 2002 and expects to cease amortization of substantially all intangible assets, which principally represent franchise rights granted in perpetuity. The Company will test its intangible assets for impairment in fiscal 2002, as required by SFAS No. 142.

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

COMMODITY PRICES

      The risk from commodity price changes relates to the Company's ability to recover higher product costs through price increases to customers, which may be limited due to the competitive pricing environment that exists in the soft drink business. The Company uses swap contracts to hedge price fluctuations for a portion of its aluminum and fuel requirements over a specified period of time. Because of the high correlation between the commodity prices and the Company's contractual cost of these products, the Company considers these hedges to be highly effective. As of the end of the third quarter of 2001, the Company has hedged a portion of its future aluminum and fuel requirements through the end of fiscal 2002.

INTEREST RATES

      In the first nine months of 2001, the risk from changes in interest rates was not material to the Company's operations because a significant portion of the Company's debt issues were fixed rate obligations. The Company's floating rate exposure relates to changes in the six month LIBOR rate and the overnight Federal Funds rate. Assuming consistent levels of floating rate debt with those held at the end of the third quarter of 2001, a 50 basis point (0.5 percent) change in each of these rates would have had an impact of approximately $1.7 million on the Company's interest expense in the first nine months of 2001. During the third quarter of 2001, the Company entered into interest rate swaps to convert a portion of its fixed rate debt to floating rate debt. The Company had cash equivalents throughout the first nine months of 2001, principally invested in money market funds and commercial paper, which were most closely tied to overnight Federal Funds rates. Assuming a change of 50 basis points in the rate of interest associated with the Company's cash equivalents at the end of the third quarter of 2001, interest income would not have changed by a significant amount.

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

      Based on sales, international operations represented approximately 14 percent of the Company's total operations in the first nine months of 2001. Changes in currency exchange rates impact the translation of the results of certain international operations from their local currencies into U.S. dollars. If the currency exchange rates had changed by five percent in the first nine months of 2001, the Company estimates the impact on reported operating income would have been approximately $2 million. This estimate does not take into account the possibility that rates can move in opposite directions and that gains in one category may or may not be offset by losses from another category.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          From approximately 1945 to 1995, various entities owned and operated a hydraulic equipment facility which engaged in chrome plating in the City of Willits, California. The plant site is contaminated by various chemicals and metals. On August 23, 1999, an action entitled Donna M. Avila, et al. v. Willits Environmental Remediation Trust, Remco Hydraulics, Inc., M-C Industries, Inc., Pneumo Abex Corporation and Whitman Corporation, Case No. C99-3941 CAL, was filed in United States District Court for the Northern District of California. On January 16, 2001, a second action, entitled Pamela Jo Alrich, et al. v. Willits Environmental Remediation Trust, et al., Case No. C 01 0266 SI, against essentially the same defendants was filed in the same court. In the two actions, individual plaintiffs claim that the Company is liable for personal injury and/or property damage resulting from environmental contamination at the facility. In July 2001, plaintiffs' counsel asserted that hundreds of additional plaintiffs may be added to the actions. As of the second quarter of 2001, there were approximately 500 plaintiffs in the actions seeking an unspecified amount of damages, punitive damages, injunctive relief and medical monitoring damages from the Company; this number grew to approximately 1,000 plaintiffs during the third quarter. In August 2001, the Company filed a motion to dismiss the amended complaints filed in these lawsuits. In October 2001, the Company's motion to dismiss was granted in part and the court ordered the plaintiffs to plead their remaining claims with additional specificity. The Company is actively defending the actions. At this time, the Company does not believe these actions are material to the business or financial condition of the Company, although the outcome of the actions cannot be predicted with certainty.

Item 6.   Exhibits.

   (a).   Exhibits.

          12.  Statement of Calculation of Ratio of Earnings to Fixed Charges.

   (b).   Reports on Form 8-K.

          None

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               PEPSIAMERICAS, INC.


Date: November 13, 2001        By: /s/ G. MICHAEL DURKIN, JR.
      -----------------            --------------------------------------------
                                   G. Michael Durkin, Jr.
                                   Senior Vice President and Chief Financial
                                     Officer
                                   (As Chief Accounting Officer and Duly
                                   Authorized Officer of PepsiAmericas, Inc.)