Form 10-K
period 2001-12-29
PEPSIAMERICAS INC/IL/
filed 2002-03-25
CIK 1084230

2001

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 29, 2001.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to _______________.

                        Commission File Number 001-15019

                               PEPSIAMERICAS, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                13-6167838
-----------------------------------     ---------------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification Number)
   incorporation or organization)

3880 Dain Rauscher Plaza, 60 South Sixth Street
           Minneapolis, Minnesota                                55402
-----------------------------------------------                ---------
    (Address of principal executive offices)                   (Zip Code)

        Registrant's telephone number, including area code (612) 661-3883
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------
Common Stock, $0.01 par value                  Each class is registered on:
Preferred Stock, $0.01 par value                New York Stock Exchange
Preferred Share Purchase Rights                 Chicago Stock Exchange
                                                Pacific Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.        Yes [X]      No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 28, 2002, the aggregate market value of the registrant's common stock held by non-affiliates was $2,119.6 million. The number of shares of common stock outstanding at that date was 154,491,681 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Information required by Part III of this document is incorporated by reference to specified portions of the registrant's definitive proxy statement for the annual meeting of shareholders to be held April 25, 2002.

Forward-Looking Statements

     This annual report on Form 10-K contains certain forward-looking statements of expected future developments, as defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this Form 10-K refer to the expectations regarding continuing operating improvement and other matters. These forward-looking statements reflect management's expectations and are based on currently available data; however, actual results are subject to future risks and uncertainties, which could materially affect actual performance. Risks and uncertainties that could affect such performance include, but are not limited to, the following: competition, including product and pricing pressures; changing trends in consumer tastes; changes in the Company's relationship and/or support programs with PepsiCo and other brand owners; market acceptance of new product offerings; weather conditions; cost and availability of raw materials; availability of capital; labor and employee benefit costs; unfavorable interest rate and currency fluctuations; costs of legal proceedings; outcomes of environmental claims and litigation; and general economic, business and political conditions in the countries and territories where the Company operates.

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


                                     PART I

Item 1. Business.

General

     On November 30, 2000, Whitman Corporation merged with PepsiAmericas, Inc. (the "former PepsiAmericas"), and in January 2001, the combined entity changed its name to PepsiAmericas, Inc. ("PepsiAmericas" or the "Company"). See Note 2 to the Consolidated Financial Statements. The Company manufactures, distributes and markets a broad portfolio of Pepsi-Cola and Cadbury brands in the United States, Central Europe and the Caribbean. In connection with the merger with the former PepsiAmericas, the Company expanded its distribution rights to portions of Arkansas, Louisiana, Minnesota, Mississippi, North Dakota, South Dakota, Tennessee, Texas and further territories in Iowa, as well as Puerto Rico, Jamaica and the Bahamas.

     In May 1999, the Company entered into a new business relationship with PepsiCo, Inc. ("PepsiCo"). See Note 2 to the Consolidated Financial Statements. As part of the new business relationship, the Company sold its franchises in Marion, Virginia; Princeton, West Virginia and the St. Petersburg area of Russia to PepsiCo. Territories acquired from or contributed by PepsiCo included domestic franchises in Cleveland, Ohio; Dayton, Ohio; Indianapolis, Indiana; St. Louis, Missouri and southern Indiana, and international franchises in Hungary, the Czech Republic, Republic of Slovakia and Poland.

     The Company accounts for about 19 percent of all Pepsi-Cola products sold in the U.S. It serves a significant portion of an 18 state region, primarily in the Midwest. Outside the U.S., the Company serves Central European and Caribbean markets, including Poland, Hungary, the Czech Republic, Republic of Slovakia, Puerto Rico, Jamaica, the Bahamas, Barbados, and Trinidad and Tobago. The Company serves areas with a total population of more than 117 million people.

     As a result of the new business relationship in 1999 and the merger with the former PepsiAmericas in 2000, PepsiCo holds, directly and indirectly, 37.3 percent of the Company's outstanding common stock as of fiscal year end 2001. Such number includes PepsiCo's proportionate interest in shares held by Dakota Holdings, LLC.

     The Company sells a variety of brands that it bottles under licenses from PepsiCo or PepsiCo joint ventures. In some territories, the Company manufactures, packages, sells and distributes products under brands licensed by companies other than PepsiCo, and in some territories the Company distributes its own brands, such as the Toma brands in Central Europe. See "Products and Packaging."

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

     The primary distribution channels for the retail sale of carbonated soft drink products are supermarkets, mass merchandisers, vending machines, convenience stores, gas stations, fountain channels, such as restaurants or cafeterias, and other channels, such as small grocery stores, drug stores and educational institutions. The largest channel in the United States is supermarkets, but the Company's fastest growing channels have been mass merchandisers; supercenters; the cold drink channel, which includes sales through vending machines, coolers and fountain equipment; and convenience stores and gas stations.

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

                                                     Domestic Operations
---------------------------------------------------------------------------------------------------------------------------
                                                Brands Licensed from PepsiCo
    Brands Licensed from PepsiCo                       Joint Ventures                        Brands Licensed from Others
------------------------------------        ------------------------------------        -----------------------------------
Pepsi                                       Lipton Iced Teas                            Dr Pepper
Diet Pepsi                                  Starbucks Frappuccino                       Diet Dr Pepper
Mountain Dew                                                                            Hawaiian Punch
Diet Mountain Dew                                                                       Citrus Hill
Mountain Dew Code Red                                                                   Seven-Up
Mountain Dew Amp                                                                        Diet Seven-Up
Caffeine Free Pepsi                                                                     Avalon
Caffeine Free Diet Pepsi                                                                Sunny Delight
Pepsi Twist                                                                             Juice Tyme
Diet Pepsi Twist                                                                        Seagram's
Pepsi One                                                                               Nesbitt Lemonade
Wild Cherry Pepsi                                                                       Country Time
Sierra Mist                                                                             Crush
Slice                                                                                   Squirt
Mug Root Beer                                                                           Sunkist
Aquafina                                                                                Canada Dry
All Sport                                                                               Schweppes
Fruit Works                                                                             Monarch
Dole                                                                                    Yoo-Hoo
South Beach (SoBe)                                                                      Klarbrunn


                                                 Central European Operations
---------------------------------------------------------------------------------------------------------------------------
    Brands Licensed from PepsiCo                    Company-Owned Brands                     Brands Licensed from Others
------------------------------------        ------------------------------------        -----------------------------------
Pepsi                                       Toma (carbonated soft drinks,               Schweppes Sodas, Tonic and Water
Pepsi Max                                      juices and waters)                       Dr Pepper
Pepsi Light                                 Switezianka Water                           Canada Dry Ginger Ale
Mirinda                                     Swezi Water                                 Hortex Fruit Juices
Seven-Up                                    Kristalykeserv soft drinks                  Rauch Iced Tea and Fruit Juices
Kristalyviz                                                                             Lipton Iced Teas
Aqua Minerale                                                                           American Bull - Energy Drink
                                                                                        Aqua Maria Water


                                                    Caribbean Operations
                  ----------------------------------------------------------------------------------------
                      Brands Licensed from PepsiCo                         Brands Licensed from Others
                  -----------------------------------                  -----------------------------------
                  Pepsi                                                Seven-Up**
                  Diet Pepsi                                           Diet Seven-Up**
                  Caffeine Free Pepsi                                  Juice Tyme
                  Caffeine Free Diet Pepsi                             Sunkist
                  Pepsi One                                            Schweppes
                  Wild Cherry Pepsi                                    Welch Foods Fruit Juice
                  Mountain Dew                                         Canada Dry Ginger Ale
                  Diet Mountain Dew                                    Cristalia Water
                  Mug Root Beer                                        Coral Springs Water
                  Aquafina                                             Guarana Antarctica
                  Teem
                  Slice
                  Ting*
                  Mirinda
                  Desnoes & Geddes*
                  Junkanoo
                  Ju-C

* This brand is owned by PepsiCo in the Caribbean but is owned by the Company outside the Caribbean.
** Brand owned by Cadbury Schweppes in Puerto Rico and owned by PepsiCo elsewhere in the Caribbean.

     In addition to the above brands, the Company formerly distributed beer products for Miller Brewing Company, Heineken USA and other brewers or licensors through a joint venture. In March 2001, the Company sold its interest in its beer business to the joint venture's minority partner and retained sole ownership of the soft drink operations of the joint venture.

     The Company's beverages are available in different package types, including two-liter bottles; multi-pack and single serve offerings of one-liter, 20-ounce and 24-ounce bottles; and multi-packs of 6, 12, and 24 cans. Syrup is also sold in larger packages for fountain use.

Territories

     The Company currently has the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages in all or a portion of 18 states, primarily in the Midwest, and in Poland, Hungary, the Czech Republic, Republic of Slovakia, Puerto Rico, Jamaica, the Bahamas, Barbados, and Trinidad and Tobago. The Company derives approximately 86 percent of its revenue from domestic operations and approximately 14 percent of its revenue from international operations.

Sales, Marketing and Distribution

     The Company's business is highly seasonal and subject to weather conditions, which have a significant impact on sales. The Company's sales and marketing approach varies by region and channel to respond to the unique local competitive environment. In the U.S., the channels with larger stores can accommodate a number of beverage suppliers and, therefore, marketing efforts tend to focus on increasing the amount of shelf space and the number of displays in any given outlet. In locations where the Company's products are purchased for immediate consumption, marketing efforts are aimed not only at securing the account but also on providing equipment that facilitates the sale of cold product, such as vending machines, visi-coolers and fountain equipment.

     Package mix is an important consideration in the development of the Company's marketing plans. Although some packages are more expensive to produce, in certain channels those packages may have higher and more stable selling prices. For example, a packaged product that is sold cold for immediate consumption generally has better margins than a product sold to take home. This cold drink channel includes vending machines and coolers. The full service vending channel has the highest gross margin of any distribution channel, because it eliminates the middleman and enables the Company to establish the retail price. The Company owns a majority of the vending machines used to dispense its products and will continue to invest in vending machines in the near term, specifically those dispensing product in 20-ounce polyethylene ("PET") bottles. In January 2001, the Company announced that it is building a refurbishment center for cold drink equipment in its production facility in Fort Wayne, Indiana, which was closed in the first quarter of 2001. This is expected to reduce capital spending on cold drink equipment.

     In the U.S., the Company distributes directly to a majority of customers in the Company's licensed territories through a direct-to-store distribution system. The Company's sales force is key to its selling efforts because they interact continually with the Company's customers to promote and sell its products. A large part of route salespersons' compensation is made up of commissions based on volumes. Although route salespeople are responsible for selling to their customers, in some markets and channels, the Company uses a pre-sell system, where the Company calls accounts in advance to determine how much product and promotional material to deliver. The Company is moving to a pre-sell system in a significant portion of its U.S. markets over the next three years.

     In the U.S., this direct-to-store distribution system is used for all packaged goods and some fountain accounts. The Company has the exclusive right to sell and deliver fountain syrup to local customers in its territories. The Company has a number of managers who are responsible for calling on prospective fountain accounts, developing relationships, selling accounts and interacting with accounts on an ongoing basis. The Company also serves as PepsiCo's exclusive delivery agent in the Company's territories for PepsiCo's national fountain account customers that request direct-to-store delivery. The Company is also the exclusive equipment service agent for all of PepsiCo's national account customers in the Company's territories.

     In international markets, the Company uses both direct-to-store distribution systems and third party distributors. In the less developed international markets, small retail outlets play a larger role and represent a large percentage of the market. However, with the emergence of larger, more sophisticated retailers in Central Europe, the percentage of total soft drinks sold to supermarkets and other larger accounts is increasing. The Company recorded a charge in the fourth quarter of 2001 in connection with changing its marketing and distribution strategy in Hungary. This change involves higher use of third party distributors, which is expected to reduce delivery costs and increase consumer points of access in Hungary.

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

     Pepsi franchise agreements are issued in perpetuity, subject to termination only upon failure to comply with their terms. The Company has similar arrangements with other companies whose brands it produces and distributes.

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

     The inability of suppliers to deliver concentrates or other products to the Company could adversely affect operating results. None of the raw materials or supplies currently in use is in short supply, although factors outside of the control of the Company could adversely impact the future availability of these supplies.

Competition

     The carbonated soft drink business is highly competitive. The Company's principal competitors are bottlers who produce, package, sell and distribute Coca-Cola carbonated soft drink products. In addition to Coca-Cola bottlers, the Company competes with bottlers and distributors of nationally advertised and marketed carbonated soft drink products, bottlers and distributors of regionally advertised and marketed carbonated soft drink products, as well as bottlers of private label carbonated soft drink products sold in chain stores. In 2001, the carbonated soft drink products of PepsiCo represented approximately 33 percent of total carbonated soft drink sales in the U.S. The Company estimates that in each U.S. territory in which the Company operates, between 65 percent and 85 percent of soft drink sales from supermarkets, drug stores and mass merchandisers are accounted for by the Company and Coca-Cola bottlers. The industry competes primarily on the basis of advertising to create brand awareness, price and price promotions, retail space management, customer service, consumer points of access, new products, packaging innovations and distribution methods. The Company believes that brand recognition is a primary factor affecting its competitive position.

Employees

     The Company employed approximately 15,400 people worldwide as of fiscal year end 2001. This included approximately 10,200 employees in its domestic operations and approximately 5,200 people employed in its international operations. Employment levels are subject to seasonal variations. The Company is a party to collective bargaining agreements covering approximately 5,300 employees. Twenty-two agreements covering approximately 1,800 employees will be, or have been, renegotiated in 2002. In January 2002, the Company successfully renegotiated its Puerto Rican union contract covering approximately 300 employees. The Company regards its employee relations as generally satisfactory.

Government Regulation

     The Company's operations and properties are subject to regulation by various federal, state and local governmental entities and agencies as well as foreign government entities. As a producer of food products, the Company is subject to production, packaging, quality, labeling and distribution standards in each of the countries where the Company has operations, including, in the U.S., those of the Federal Food, Drug and Cosmetic Act. The operations of the Company's production and distribution facilities are subject to various federal, state and local environmental laws and workplace regulations both in the U.S. and abroad. These laws and regulations include, in the U.S., the Occupational Safety and Health Act, the Unfair Labor Standards Act, the Clean Air Act, the Clean Water Act and laws relating to the maintenance of fuel storage tanks. The Company believes that its current legal and environmental compliance programs adequately address these concerns and that the Company is in substantial compliance with applicable laws and regulations with the exception of its operations in Puerto Rico and Jamaica, as described below.

     In Puerto Rico, wastewater from the Company's bottling plant is discharged pursuant to a permit to a collection and treatment system owned by the Puerto Rico Aqueduct and Sewer Authority ("PRASA"). The former PepsiAmericas previously entered into a stipulation with PRASA which allowed the former PepsiAmericas to discharge wastewater in excess of pretreatment standards, for which the former PepsiAmericas paid a surcharge. In 1998, the former PepsiAmericas applied to have the permit reissued. On October 29, 1998, PRASA reissued the permit but without the excess wastewater and surcharge provision. The Company is negotiating with PRASA regarding the new permit and required effluent standards. If an agreement with PRASA cannot be reached, the Company will be required to construct an on-site wastewater treatment system. The cost of new treatment system may have a material adverse effect on the Company's future financial performance in Puerto Rico.

     In Jamaica, the Company is subject to the regulatory oversight of the Ministry of Labor and Bureau of Standards. The Company is required to obtain and maintain licenses relating to the safety and operation of its bottling plant in Jamaica. The Company is currently in compliance with such requirements. In addition, the Company is subject to the regulatory oversight of the National Resources Conservation Authority ("NRCA"). A plan to reduce the discharge of effluent from the Company's bottling plant has been submitted to the NRCA. The NRCA requires the Company to monitor wastewater discharge and submit relevant periodic data to the NRCA. Although levels of effluent discharge are currently in excess of the NRCA's Trade Effluent Standards, no penalties or fines have been incurred to date. If an agreement with the NRCA cannot be reached with respect to wastewater discharge, the NRCA may require the Company to construct a water treatment facility, the cost of which may have a material adverse effect on the Company's future financial performance in Jamaica. The cost of any such treatment facility would be shared by a bottler operating on the property contiguous to the Company's leased property in Jamaica.

Environmental Matters

     The Company maintains a continuous program in its continuing operations to facilitate compliance with federal, state and local laws and regulations relating to management of wastes and to the discharge or emission of materials used in production, and such other laws and regulations relating to the protection of the environment. The capital costs of such management and compliance, including the costs of the modification of existing plants and the installation of new manufacturing processes incorporating pollution control technology, are not material to continuing operations.

     Under the agreement pursuant to which the Company sold its subsidiaries, Abex Corporation and Pneumo Abex Corporation, in 1988 and a subsequent settlement agreement entered into in September 1991, the Company has assumed indemnification obligations for certain environmental liabilities of Pneumo Abex, net of any insurance recoveries. Pneumo Abex has been and is subject to a number of environmental cleanup proceedings, including proceedings under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) regarding disposal of wastes at on-site and off-site locations. In some proceedings, federal, state and local government agencies are involved and other major corporations have been named as potentially responsible parties (PRPs). Pneumo Abex also has been and is subject to private claims and lawsuits for remediation of properties currently or previously owned by Pneumo Abex or certain other entities.

     In fiscal 2001, the Company engaged outside consultants to assist it in estimating its liabilities. The outside consultants provided the Company with an estimate of the most likely costs of remediating the sites. Their estimates are based on their evaluations of the characteristics and parameters of the sites, including results from field inspections, test borings and water flows. Their estimates are based upon the use of current technology and remediation techniques, and do not take into consideration any inflationary trends upon such claims or expenses. Based upon these estimates, the Company recorded a charge to discontinued operations in the fourth quarter of 2001 of $111 million. The estimated costs associated with each of the sites discussed below are included in the aggregate accrued liabilities the Company has recorded. The Company expects a significant portion of the accrued liabilities will be disbursed during the next 10 years.

     In 1992, the Environmental Protection Agency (EPA) issued a Record of Decision (ROD) under the provisions of CERCLA setting forth the scope of expected remedial action at a Pneumo Abex facility in Portsmouth, Virginia. The EPA had estimated that the cost of the remedial action necessary to comply with an Amended ROD, issued in 1994, would total $31 million. In January 1996, Pneumo Abex executed a Consent Decree with the EPA agreeing to implement remediation of areas associated with the former Portsmouth facility operations. The Company expects to substantially complete this remediation effort in the next several years. Additionally, in a lawsuit brought against other PRPs that did not execute the Consent Decree, Pneumo Abex and the Company recovered approximately $3.1 million in settlements relating to response costs at the Portsmouth site. These recoveries were recorded prior to 1999.

     The Company also has financial exposure related to certain remedial actions required at a facility which manufactured hydraulic and related equipment in Willits, California. The plant site is contaminated by various chemicals and metals. In August 1997, a final consent decree was issued in the case of the People of the State of California and the City of Willits, California v. Remco Hydraulics, Inc. This final consent decree was amended in December 2000 and established a trust whose officers are obligated to investigate and clean up this site. The Company is currently funding the investigation and interim remediation costs on a year to year basis according to the final consent decree. Through 2001, the Company has made indemnity payments of an estimated $18 million for investigation and remediation at the Willits site (consisting principally of soil removal, groundwater and surface/water treatment). The Company has accrued $45 million for future remediation and trust administration costs, with the majority of this amount being spent in the next several years. In addition, two lawsuits have been filed in California, which name several defendants including former subsidiaries of the Company. The lawsuits allege that the Company and its former subsidiaries are liable for personal injury and/or property damage resulting from environmental contamination at the facility. There are currently approximately 1,000 plaintiffs in the lawsuits seeking an unspecified amount of damages, punitive damages, injunctive relief and medical monitoring damages. The Company is actively defending the lawsuits. At this time, the Company does not believe these lawsuits are material to the business or financial condition of the Company, although the outcome of the lawsuits cannot be predicted with certainty and could be material to the Company's results of operations or cash flows in a given period.

     The Company also has certain liability related to several investigations regarding alleged on-site and off-site disposal of wastes generated at a facility in Mahwah, New Jersey, for which the Company has certain indemnity obligations. Through 2001, the Company has not made significant remediation payments but has accrued $18 million for certain remediation, long-term monitoring and administration expenses, which are expected to be incurred over the next several years.

     There is an inherent uncertainty in assessing the total cost of remediating a given site and in determining any individual party's share in that cost. This is because of the nature of the remediation and allocation process and due to the fact that the liabilities are at different stages in terms of their ultimate resolution, and any assessment and determination are inherently speculative during the early stages, depending upon a number of variables beyond the control of any party. Furthermore, there are often timing considerations in that a portion of the expense incurred by Pneumo Abex, and any resulting obligation of the Company to indemnify Pneumo Abex, may not occur for a number of years.

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

     Management believes that potential insurance recoveries will defray a portion of the expenses involved in meeting indemnification obligations. The Company is pursuing claims against certain of its insurance carriers.

Executive Officers of the Registrant

     The executive officers of the Company and their ages as of February 1, 2002 were as follows:

                                 Age                      Position
                                 ---                      --------
Robert C. Pohlad.................47       Chairman and Chief Executive Officer
Kenneth E. Keiser................50       President and Chief Operating Officer
                                            Worldwide
Larry D. Young...................47       President and Chief Operating Officer
                                            International
John F. Bierbaum.................57       Executive Vice President Investor
                                            Relations and Corporate Growth
G. Michael Durkin Jr.............42       Senior Vice President and Chief
                                            Financial Officer
Matthew E. Carter................40       Senior Vice President Strategic
                                            Planning

     The following is a brief description of the business background of each of the Company's executive officers.

     Mr. Pohlad became Chief Executive Officer of the Company on November 30, 2000, was named Vice Chairman in January 2001 and became Chairman in January 2002. Mr. Pohlad served as Chairman, Chief Executive Officer and director of the former PepsiAmericas prior to the merger with Whitman Corporation, a position he had held since 1998. From 1987 to present, Mr. Pohlad has also served as President of the Pohlad Companies. Prior to 1987, Mr. Pohlad was Northwest Area Vice President of the Pepsi-Cola Bottling Group. Mr. Pohlad is also a director of Mesala Holdings, Inc.

     Mr. Keiser was named President and Chief Operating Officer Worldwide in January 2002 with responsibilities for the entire operations of the Company. Mr. Keiser was President and Chief Operating Officer, Domestic of the Company since November 30, 2000. Mr. Keiser served as President and Chief Operating Officer of the former PepsiAmericas prior to the merger with Whitman Corporation, a position he had held since 1998. Mr. Keiser was President and Chief Operating Officer of Delta Beverage Group, Inc., a wholly-owned subsidiary of the former PepsiAmericas, from 1990 to November 30, 2000.

     Mr. Young has been with the Company since 1984. He served as Vice President and Managing Director of the Company's operations in Poland in 1996 and later that year became President of the Company's Central Europe operations. He became Executive Vice President and Chief Operating Officer in 1998. In February 2000, Mr. Young was elected to the position of President and Chief Operating Officer. In connection with the merger with the former PepsiAmericas in November 2000, Mr. Young was named President and Chief Operating Officer International.

     Mr. Bierbaum has served as Executive Vice President Investor Relations and Corporate Growth of the Company since November 2000. Mr. Bierbaum served as Chief Financial Officer of the former PepsiAmericas from July 1998 to November 2000. Mr. Bierbaum was a director (from 1993 to November 2000) and Chief Financial Officer (from 1988 to November 2000) of Delta. Mr. Bierbaum was also Chief Financial Officer of Pohlad Companies, a holding and management services company, which had a beneficial ownership interest in and provided management services to the former PepsiAmericas. Mr. Bierbaum was associated with Pohlad Companies in a variety of capacities from 1975 to 2000.

     Mr. Durkin has served as Senior Vice President and Chief Financial Officer since November 2000. Prior to November 2000, Mr. Durkin served as Senior Vice President, Eastern Group, for the Company. Prior to this position, Mr. Durkin was Vice President, Customer Development of PepsiCo's Heartland Business Unit, which was acquired by the Company from PepsiCo in 1999.

     Mr. Carter joined the former PepsiAmericas in 2000 as Senior Vice President Strategic Planning. Prior to joining the former PepsiAmericas, Mr. Carter was Finance Director at Pepsi-Cola International where he was responsible for developing PepsiCo's beverage franchise business for the Caribbean and Central America. Mr. Carter has 15 years experience in international operations in Latin America and the Caribbean, and nine years experience in the beverage industry.

Item 2. Properties.

     The Company's domestic manufacturing facilities include three bottling plants, 10 combination bottling/canning plants, two canning plants and one fountain plant with a total manufacturing area of approximately 1.1 million square feet. International manufacturing facilities include two owned plants in Poland, three owned plants in Hungary, two owned plants in the Czech Republic, one owned plant in the Republic of Slovakia, one owned plant in Puerto Rico, one leased plant in Jamaica, one owned plant in Barbados, one owned plant in the Bahamas and one owned plant in Trinidad. In addition, the Company operates 102 distribution facilities in the U.S., 36 distribution facilities in Central Europe and 9 distribution facilities in the Caribbean. Fifty-three of the distribution facilities are leased and less than seven percent of the Company's domestic production is from its one leased domestic plant. The Company believes all facilities are adequately equipped and maintained and capacity is sufficient for its current needs. The Company currently operates a fleet of approximately 6,300 vehicles in the U.S. and approximately 2,600 vehicles internationally to service and support its distribution system.

     In addition, the Company owns various industrial and commercial real estate properties in the U.S. The Company also owns a leasing company, which leases approximately 2,000 railcars, comprised of locomotives, flatcars and hopper cars, to the Illinois Central Railroad Company.

Item 3. Legal Proceedings.

     From approximately 1945 to 1995, various entities owned and operated a facility which manufactured hydraulic equipment in Willits, California. The plant site is contaminated by various chemicals and metals. On August 23, 1999, an action entitled Donna M. Avila, et al. v. Willits Environmental Remediation Trust, Remco Hydraulics, Inc., M-C Industries, Inc., Pneumo Abex Corporation and Whitman Corporation, Case No. C99-3941 CAL, was filed in U.S. District Court for the Northern District of California. On January 16, 2001, a second lawsuit, entitled Pamela Jo Alrich, et al. v. Willits Environmental Remediation Trust, et al., Case No. C 01 0266 SI, against essentially the same defendants was filed in the same court. In the two lawsuits, individual plaintiffs claim that the Company is liable for personal injury and/or property damage resulting from environmental contamination at the facility. As of fiscal year end 2001, there were approximately 1,000 plaintiffs in the lawsuits seeking an unspecified amount of damages, punitive damages, injunctive relief and medical monitoring damages from the Company. The Company is actively defending the lawsuits. At this time, the Company does not believe these lawsuits are material to the business or financial condition of the Company, although the outcome of the lawsuits cannot be predicted with certainty.

     The Company and its subsidiaries are defendants in numerous other lawsuits in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on the Company's financial condition, although amounts recorded in any given period could be material to the results of operations or cash flows for that period.

     See also "Environmental Matters" in Item 1.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     The common stock of the Company is listed and traded on the New York, Chicago and Pacific stock exchanges. The table below sets forth the reported high and low sales prices as reported for New York Stock Exchange Composite Transactions for the Company's common stock and indicates the Company's dividends for each quarterly period for the fiscal years 2001 and 2000.

                                                 Common Stock
                                      ----------------------------------
                                       High          Low        Dividend
                                      ------       ------       --------
     2001:
     ----
     1st quarter                      $17.00       $13.96        $  --
     2nd quarter                       15.98        13.10         0.04
     3rd quarter                       15.99        12.25           --
     4th quarter                       14.98        12.35           --

     2000:
     ----
     1st quarter                      $13.938      $10.688       $  --
     2nd quarter                       12.688       11.125        0.04
     3rd quarter                       15.125       11.563          --
     4th quarter                       16.375       11.000          --

     There were 13,408 shareholders of record as of fiscal year end 2001.

Item 6.  Selected Financial Data.

     The following table presents summary operating results and other information of the Company, and should be read along with Management's Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and accompanying notes included elsewhere in this Form 10-K.

     Comparability in the table is impacted by the merger with the former PepsiAmericas on November 30, 2000, as well as the territories acquired from PepsiCo in 1999. See Note 2 to the Consolidated Financial Statements.

     The following were recorded during the periods presented:

     In fiscal year 2001:

o The Company recorded special charges of $13.8 million ($8.5 million after tax). These charges included fourth quarter charges of $9.2 million ($5.7 million after tax) for severance costs and other costs related to changing the Company's marketing and distribution strategy in Hungary, as well as for the write-down of marketing equipment in the U.S. Also included in the charges was a first quarter charge of $4.6 million ($2.8 million after tax) related to further organizational changes resulting from the merger with the former PepsiAmericas. This charge was principally composed of severance and related benefits. See further information in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 4 to the Consolidated Financial Statements. These charges reduced domestic and international operating income by $6.3 million and $7.5 million, respectively.

o The Company recorded a gain on pension curtailment of $8.9 million ($5.4 million after tax) in connection with the integration of the former Whitman Corporation and former PepsiAmericas domestic benefit plans. See Note 11 to the Consolidated Financial Statements. This gain increased domestic operating income by $8.9 million.

o Loss from discontinued operations includes a charge of $111 million ($71.2 million after tax) for environmental liabilities related to previously sold businesses.

     In fiscal year 2000:

o The Company recorded special charges of $21.7 million ($13.2 million after tax) for employee related costs of $17.1 million in connection with the merger with the former PepsiAmericas, as well as charges of $4.6 million for the closure of one of its existing production facilities to remove excess capacity.

o Income from discontinued operations includes the reversal of prior accruals resulting from certain insurance settlements for environmental matters related to a former subsidiary, Pnuemo Abex, net of increased environmental and related accruals.

o The Company sold its operations in the Baltics and recorded a gain of $2.6 million ($1.4 million after tax), which is reflected in "other (expense) income, net."

     In fiscal year 1999:

o The Company recorded special charges of $27.9 million related to staff reduction costs and non-cash asset write-downs, principally related to the acquisition of the domestic and international territories from PepsiCo (see
     Note 4 to the Consolidated Financial Statements). These charges reduced domestic and international operating income by $7.3 million and $20.6 million, respectively.

o The Company entered into a contract for the sale of property in downtown Chicago and recorded a charge of $56.3 million ($35.9 million after tax) to reduce the book value of the property. This pretax charge is reflected in "other (expense) income, net."

o The Company recorded a pretax gain of $13.3 million ($7.8 million after tax and minority interest), related to the sale of franchises in Marion, Virginia; Princeton, West Virginia and the St. Petersburg area of Russia. This pretax gain is reflected in "other (expense) income, net."

o Loss from discontinued operations after taxes of $51.7 million includes after tax amounts related to a $12 million settlement of environmental litigation filed against Pneumo Abex, as well as increases of $69.8 million in accruals related to the indemnification obligation to Pneumo Abex, primarily for environmental matters.

     In fiscal year 1998:

o The Company recorded an extraordinary loss, net of income tax benefits of $10.4 million, resulting from the early extinguishment of debt.

     In fiscal year 1997:

o The Company recorded special charges of $49.3 million ($31.6 million after tax and minority interest) related to the restructuring of the Company's organization, the severance of essentially all of the Whitman corporate management and staff, and expenses associated with the spin-offs of Hussmann and Midas (see Note 4 to the Consolidated Financial Statements). These charges reduced domestic and international operating income by $45.6 million and $3.7 million, respectively.

o Hussmann and Midas, which are classified as discontinued operations, recorded special charges with an after-tax cost of $93.4 million.

PepsiAmericas, Inc.
SELECTED FINANCIAL DATA
(in millions, except per share and employee data)

For the fiscal years                              2001               2000             1999            1998          1997
                                                  ----               ----             ----            ----          ----
OPERATING RESULTS:
Sales:
 Domestic                                     $  2,726.4         $  2,242.8       $  1,951.4      $  1,534.0    $  1,445.3
 International                                     444.3              284.8            186.8            83.5          93.5
                                              ----------         ----------       ----------      ----------    ----------
    Total                                     $  3,170.7         $  2,527.6       $  2,138.2      $  1,617.5    $  1,538.8
                                              ==========         ==========       ==========      ==========    ==========
Operating income (loss):
 Domestic                                     $    297.0         $    246.7       $    228.3      $    221.0    $    148.9
 International                                     (28.6)             (23.7)           (46.8)          (17.2)        (18.7)
                                              ----------         ----------       ----------      ----------    -----------
    Total                                          268.4              223.0            181.5           203.8         130.2
Interest expense, net                              (90.8)             (84.0)           (63.9)          (36.1)        (42.3)
Other (expense) income, net                         (3.7)               2.1            (46.0)          (15.5)        (18.0)
                                              ----------         ----------       ----------      ----------    ----------
 Income before income taxes
    and minority interest                          173.9              141.1             71.6           152.2          69.9
Income taxes                                        83.8               69.6             22.1            69.7          37.9
Minority interest                                     --                 --              6.6            20.0          16.2
                                              ----------         ----------       ----------      ----------    ----------
Income from continuing operations                   90.1               71.5             42.9            62.5          15.8
Income (loss) from discontinued
operations after taxes                             (71.2)               8.9            (51.7)           (0.5)        (11.7)
Extraordinary loss on early
  extinguishment of debt after taxes                  --                 --               --           (18.3)           --
                                              ----------         ----------       ----------      ----------    ----------
Net income (loss)                             $     18.9         $     80.4       $     (8.8)     $     43.7    $      4.1
                                              ==========         ==========       ==========      ==========    ==========

Cash dividends per share                      $     0.04         $     0.04       $     0.08      $     0.20    $     0.45
                                              ==========         ==========       ==========      ==========    ==========

Weighted average common shares:
Basic                                              155.9              139.0            123.3           101.1         101.6
Incremental effect of stock options                  0.7                0.5              0.9             1.8           1.3
                                              ----------         ----------       ----------      ----------    ----------
Diluted                                            156.6              139.5            124.2           102.9         102.9
                                              ==========         ==========       ==========      ==========    ==========

Income (loss) per share - basic:
Continuing operations                         $     0.58         $     0.51       $     0.35      $     0.62    $     0.16
Discontinued operations                            (0.46)              0.07            (0.42)          (0.01)        (0.12)
Extraordinary loss on early debt
extinguishment                                        --                 --               --           (0.18)           --
                                              ----------         ----------       ----------      ----------    ----------
Net income (loss)                             $     0.12         $     0.58       $    (0.07)     $     0.43    $     0.04
                                              ==========         ==========       ==========      ==========    ==========

Income (loss) per share - diluted:
Continuing operations                         $     0.58         $     0.51       $     0.35      $     0.61    $     0.15
Discontinued operations                            (0.46)              0.07            (0.42)          (0.01)        (0.11)
Extraordinary loss on early debt
extinguishment                                        --                 --               --           (0.18)           --
                                              ----------         ----------       ----------      ----------    ----------
Net income (loss)                             $     0.12         $     0.58       $    (0.07)     $     0.42    $     0.04
                                              ==========         ==========       ==========      ==========    ==========

OTHER INFORMATION:
Total assets                                  $  3,419.3         $  3,335.6       $  2,864.3      $  1,569.3    $  2,029.7
Long-term debt                                $  1,083.4         $    860.1       $    809.0      $    603.6    $    604.7
Capital investments                           $    218.6         $    165.4       $    165.4      $    159.1    $     83.4
Depreciation and amortization                 $    202.1         $    166.4       $    126.6      $     77.7    $     73.8
Number of employees at year end                   15,400             15,400           11,700           6,500         6,400

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Results - 2001 compared with 2000

     Due to the merger with the former PepsiAmericas completed in November 2000, the Company believes that comparison to pro forma results for 2000 provides a better indication of current operating trends than reported results. Therefore, included within the following discussion are explanations of both reported results and the pro forma results.

     Pro forma operating results assume the merger with the former PepsiAmericas occurred at the beginning of 2000. Pro forma operating results also exclude the impact of special charges and credits recorded in 2001 and 2000.

Net Sales

     Net sales for 2001 and 2000 were as follows (in millions):

                                           Reported                             Pro Forma (unaudited)
                                    ---------------------      Percent          ---------------------      Percent
                                      2001         2000        Change             2001         2000        Change
                                    --------     --------      -------          --------     --------      -------
     Domestic                       $2,726.4     $2,242.8       21.6            $2,726.4     $2,680.8        1.7
     International                     444.3        284.8       56.0               444.3        424.1        4.8
                                    --------     --------                       --------     --------
     Total Sales                    $3,170.7     $2,527.6       25.4            $3,170.7     $3,104.9        2.1
                                    ========     ========                       ========     ========

     On a reported basis, net sales increased by $643.1 million, or 25.4 percent, in 2001 compared with 2000, primarily reflecting sales contributed by the additional territories acquired in the merger with the former PepsiAmericas, as well as the acquisition of the Trinidad and Tobago territory in December 2000. The balance of the growth in net sales reflected improved pricing and slightly higher volumes in the domestic markets and higher sales in Central Europe.

     On a pro forma basis, net sales increased by $65.8 million, or 2.1 percent. The growth in net sales includes an increase in domestic sales of $45.6 million and an increase in international sales of $20.2 million. Excluding sales contributed in 2001 and 2000 by the beer operations, which the Company divested in the first quarter of 2001, domestic sales increased $81.6 million, or 3.1 percent. The increase in domestic sales resulted from a 2.9 percent improvement in pricing and a .4 percent increase in volume. Although volume growth was low, principally due to an approximately two percent volume decline in trademark Pepsi products, Aquafina volume grew nearly 50 percent, trademark Mountain Dew grew approximately two percent and flavored carbonated soft drinks grew approximately 15 percent. The higher international sales resulted from improved volume, up 5.6 percent, and higher net pricing, up 4.2 percent. These factors were partially offset by a planned reduction in international private label revenues.

Gross Profit

     The consolidated gross profit margin on a reported basis decreased to 39.7 percent of sales in 2001 compared with 40.9 percent of sales in 2000, driven primarily by a lower domestic gross profit margin attributable to the inclusion in 2001 of a full year of results of lower margin territories within the former PepsiAmericas.

     On a pro forma basis, and excluding results from the divested beer operations, the consolidated gross profit margin decreased to 39.8 percent of sales in 2001 compared with 40 percent in 2000. The domestic gross profit margin was down slightly, as the benefits of higher net selling prices were offset by increased ingredient and packaging costs. The increase in packaging costs was primarily related to the Company's shift in sales mix to non-returnable PET containers supporting Aquafina and other non-carbonated beverage growth. The 2001 international gross profit margin was flat as compared to 2000.

Selling, Delivery and Administrative Expenses

     Reported selling, delivery and administrative (SD&A) expenses represented
29.5 percent of sales in 2001, compared with 29.6 percent in 2000. The decline in the percentage of SD&A expenses is primarily attributable to the impact of the lower cost structure of the Caribbean operations of the former PepsiAmericas, which were included in reported results for only one month in 2000.

     On a pro forma basis, and excluding results from the divested beer operations, SD&A expenses as a percent of sales were 29.5 percent in 2001 compared with 29.4 percent in 2000. Domestic SD&A costs as a percent of sales were slightly higher in 2001. The increase in domestic SD&A was driven in part by increased costs associated with the growth in Aquafina and other non-carbonated beverage offerings, as well as new product introductions. Costs were driven in part by previous investment in cold drink equipment and information technology investments associated with the integration of the former PepsiAmericas and Heartland territories, resulting in higher depreciation in the current year. Costs were also driven by investments in inventory systems, which are partially deployed across the domestic operations, and the next generation selling system, which is in the early stages of development. The next generation selling system is expected to be deployed over the next three years. Upon final deployment, a significant portion of the Company's domestic distribution system will be converted to a pre-sell environment. As expected, the benefits of the merger with the former PepsiAmericas were offset almost entirely by non-recurring integration costs of approximately $10 million to $11 million. International SD&A costs as a percent of sales were lower due to cost improvements and the benefits of volume growth and increased pricing.

Special Charges

     In 2001, the Company recorded special charges of $9.2 million ($5.7 million after tax) in the fourth quarter for severance costs and other costs related to changing the Company's marketing and distribution strategy in Hungary, as well as for the write-down of obsolete marketing equipment in the U.S. In addition, the Company recorded a charge of $4.6 million ($2.8 million after tax) in the first quarter of 2001 related to further organizational changes resulting from the merger with the former PepsiAmericas. This charge was principally composed of severance and related benefits.

     As a result of the actions taken resulting in the special charges of $9.2 million, the Company expects to realize approximately $3 million to $4 million in annual pretax savings, principally resulting from reductions in employee related costs and lower distribution costs. The Company expects to realize these savings beginning in 2002, with full benefits realized in 2003.

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

     As a result of the actions taken with respect to the merger with the former PepsiAmericas, which resulted in the special charge of $4.6 million in the first quarter of 2001 and the special charges of $21.7 million in 2000, the Company expects to realize annual savings of approximately $16 million, primarily in 2002 and 2003. This includes reduced employee related costs in both the existing territories and the territories of the former PepsiAmericas and the benefits of centralized procurement through PepsiCo. A portion of the charges recorded in 2001 and 2000 resulted from payments to former executives of the Company, which will not result in future savings or benefits.

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

     As a result of the actions taken resulting in the special charges of $27.9 million, the Company expected to realize approximately $18 million to $20 million in annual pretax savings, resulting principally from reductions in employee related costs. A substantial portion of these savings was realized in the year 2000.

     During 2001 and 2000, the Company paid employee benefits of $17.8 million and $12.8 million, respectively, related to charges recorded in 1997, 1999, 2000 and 2001, which included the elimination of approximately 170 positions, 310 positions, 50 positions and 475 positions, respectively. The payments made during 2001 and 2000 included deferred severance payments made to previously terminated employees. At the end of fiscal year 2001, $6.5 million of employee related costs were accrued. The Company expects to pay substantially all of these costs during the next twelve months and has included them in current liabilities.

Gain on Pension Curtailment

     In connection with the integration of the former Whitman and former PepsiAmericas domestic benefit plans during the first quarter of 2001, the Company amended its pension plans to freeze pension benefit accruals for substantially all salaried and non-union employees effective December 31, 2001. Employees age 50 or older with 10 or more years of vesting service were grandfathered such that they will continue to accrue benefits after December 31, 2001 based on their final average pay as of December 31, 2001. As a result of this plan amendment, the Company recognized a one-time curtailment gain of $8.9 million ($5.4 million after tax). The existing domestic salaried and non-union pension plans were replaced by an additional Company contribution to the 401(K) plan beginning January 1, 2002.

Operating Income

     Operating income for 2001 and 2000 was as follows (in millions):

                                           Reported                             Pro Forma (unaudited)
                                    ---------------------      Percent          ---------------------      Percent
                                      2001         2000        Change             2001         2000        Change
                                    --------     --------      -------          --------     --------      -------

     Domestic                       $  297.0     $  246.7       20.4            $  294.4     $  300.5       (2.0)
     International                     (28.6)       (23.7)     (20.7)              (21.1)       (26.0)      18.8
                                    --------     --------                       ---------    --------
     Total Operating Income         $  268.4     $  223.0       20.4            $  273.3     $  274.5       (0.4)
                                    ========     ========                       ========     ========

     In 2001, operating income on a reported basis increased $45.4 million, which primarily reflects the additional operating income contributed by the domestic territories of the former PepsiAmericas. The reported domestic operating income included a gain on pension curtailment of $8.9 million in 2001 and special charges of $6.3 million and $21.7 million in 2001 and 2000, respectively. Excluding the gain on pension curtailment and the charges, the domestic operating income increased $26 million, or 9.7 percent. The operating income contributed by the former PepsiAmericas territories is primarily responsible for the improved results. The operating losses in 2001 reported by the international operations included special charges of $7.5 million. Excluding the impact of these charges, operating losses were reduced by $2.6 million. The improved trend in operating losses was primarily the result of improved results in Central Europe, driven by higher volumes and improved pricing.

     On a pro forma basis, operating income declined $1.2 million, or .4 percent, in 2001 compared with 2000, including a $4.9 million improvement in international operating losses, partially offset by a $6.1 million reduction in domestic operating income. The improved results in the international operations are principally the result of higher volumes and improved pricing. The lower domestic operating income principally resulted from the decline in trademark Pepsi volume as overall volume growth was .4 percent in 2001. Increased SD&A, concentrate and packaging costs associated with Aquafina growth, new product introductions and other non-carbonated growth more than offset the benefits of improved pricing.

Interest and Other Expenses

     Net interest expense increased $6.8 million in 2001 to $90.8 million. The increase was due principally to an increase in the average outstanding net debt resulting from the merger with the former PepsiAmericas, partially offset by lower borrowing costs resulting from the refinancing of debt in the first quarter of 2001, the swap of a portion of the Company's debt portfolio from fixed rate to floating rate, and lower overall interest rates on short-term borrowings.

     The Company reported other expense of $3.7 million in 2001 compared with other income of $2.1 million in 2000. Included in other income in 2000 is a gain of $2.6 million resulting from the sale of the franchise operations in the Baltics. Absent this gain, other expense was $3.2 million unfavorable to 2000, which is not attributed to any individually significant item.

Discontinued Operations

     Loss from discontinued operations after taxes of $71.2 million in 2001 represents a charge of $111 million for environmental liabilities related to a former subsidiary, Pneumo Abex. In the fourth quarter of 2001, the Company engaged third party consultants with expertise in environmental remediation, insurance and risk containment to review the Company's environmental liabilities. The consultants developed estimates of the most likely cost of remediating contamination related to Pneumo Abex's past operations and disposal practices. The Company also estimated additional consulting and legal expenses related to such remediation. After recording these charges, the Company has reserves of approximately $165 million, including amounts held in outside trusts, for future remediation and other related costs arising out of its indemnification of previously sold businesses. The Company expects to spend approximately $15 million to $20 million in 2002 for remediation and other related costs.

     Income from discontinued operations after taxes of $8.9 million in 2000 resulted from the reversal of prior accruals resulting from certain insurance settlements for environmental matters related to Pneumo Abex, partially offset by increased environmental and related accruals.

Environmental Liabilities

     Environmental liabilities are discussed further in Note 15 to the Consolidated Financial Statements and within "Discontinued Operations" above.

Operating Results - 2000 compared with 1999

     Due to the merger with the former PepsiAmericas completed in November 2000 and the transaction with PepsiCo completed in May 1999, the Company believes that pro forma results provide a better indication of current operating trends than reported results. Therefore, included within the following discussion are explanations of both reported results and the pro forma results.

     Pro forma operating results assume the merger with the former PepsiAmericas and other acquisitions and divestitures, with the exception of Trinidad and Tobago, as well as any related transactions, completed in 1999 and 2000 occurred at the beginning of 1999. Pro forma operating results also exclude the impact of special charges and other non-recurring items recorded in either year.

Net Sales

     Net sales for 2000 and 1999 were as follows (in millions):

                                           Reported                             Pro Forma (unaudited)
                                    ---------------------      Percent          ---------------------      Percent
                                      2000         1999        Change             2000         1999        Change
                                    --------     --------      -------          --------     --------      -------
     Domestic                       $2,242.8     $1,951.4       14.9            $2,680.8     $2,608.9        2.8
     International                     284.8        186.8       52.5               424.1        410.8        3.2
                                    --------     --------                       --------     --------
     Total Sales                    $2,527.6     $2,138.2       18.2            $3,104.9     $3,019.7        2.8
                                    ========     ========                       ========     ========

     On a reported basis, net sales increased by $389.4 million, or 18.2 percent, in 2000 compared with 1999, primarily reflecting sales contributed by the additional territories acquired in the merger with the former PepsiAmericas and the transaction with PepsiCo, as well as the acquisition of Toma in December 1999. The balance of the growth in net sales reflected improved pricing in the domestic markets offset by a decline in volume.

     On a pro forma basis, net sales increased by $85.2 million, or 2.8 percent. The growth in net sales includes an increase in domestic sales of $71.9 million and an increase in international sales of $13.3 million. The increase in domestic sales resulted from improved pricing, up nearly five percent, offset by a decline in volume, down 2.5 percent for the full year. Despite the decline in volume, principally the result of volume declines in trademark Pepsi products, Aquafina volume grew nearly 30 percent and lemon-lime volume growth was bolstered by the introduction of Sierra Mist. The higher international sales resulted from improved volume, up 8.5 percent, offset by a decline in net pricing, down 4.6 percent. The lower net pricing in international is indicative of the currency devaluation impact in the Central European territories. The impact of currency devaluation is estimated to have reduced sales by approximately $32 million in 2000 compared with the previous year.

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

Selling, Delivery and Administrative Expenses

     Reported SD&A expenses represented 29.6 percent of sales in 2000, compared with 30.4 percent in 1999. The decline in the percentage of SD&A expenses is primarily attributable to the international operations, which reflects the benefits of currency devaluation on expenses as reported in U.S. dollars and the lower SD&A expenses incurred by the Toma operations. On a reported basis, Toma was included for only one month in 1999 due to the acquisition being completed on December 1, 1999.

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

Operating Income

     Operating income for 2000 and 1999 was as follows (in millions):

                                           Reported                             Pro Forma (unaudited)
                                    ---------------------      Percent          ---------------------      Percent
                                      2000         1999        Change             2000         1999        Change
                                    --------     --------      -------          --------     --------      -------
     Domestic                       $  246.7     $  228.3        8.1            $  300.5     $  274.5        9.4
     International                     (23.7)       (46.8)      49.4               (26.0)       (38.3)      32.1
                                    --------     --------                       --------     --------
     Total Operating Income         $  223.0     $  181.5       22.9            $  274.5     $  236.5       16.2
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

Liquidity and Capital Resources

     The Company owns a special purpose entity, Whitman Finance, which has entered into an agreement (the Securitization) with a major U.S. financial institution to sell an undivided interest in its receivables. The agreement involves the sale of receivables by certain of the Company's domestic subsidiaries to Whitman Finance, which in turn sells an undivided interest in a revolving pool of receivables to the financial institution. See Note 7 to the Consolidated Financial Statements.

     Net cash provided by continuing operations decreased by $9.3 million to $316.8 million in 2001. The decrease was due primarily to the cash provided by the Securitization which contributed $150 million of cash flow in 2000, partially offset by operating cash flow contributed in 2001 by the former PepsiAmericas territories acquired from the former PepsiAmercias and lower income tax payments made in 2001. Whitman Finance currently does not purchase any receivables associated with the former PepsiAmericas domestic territories. It is expected those territories' receivables will be included in activity with Whitman Finance beginning in 2002 upon completing the integration of the accounts receivable systems. Those receivables are expected to yield additional proceeds from the revolving facility of $30 million to $40 million.

     Investing activities during 2001 included $7.7 million paid for acquisitions, including cash paid to acquire the minority partner's interest in the soft drink operations in New Orleans, cash paid to acquire the bottling operations in Barbados from Bottlers (Barbados) Limited, cash paid to acquire a Dr Pepper franchise in Illinois, and payments related to the acquisition of Trinidad and Tobago. Investing activities during 2000 included proceeds from the sale of the franchises in the Baltics and $69.2 million paid for mergers and acquisitions, including the transaction with the former PepsiAmericas and Trinidad and Tobago, and final payments related to Toma. The Company made capital investments of $215 million, net of proceeds from asset sales, up $55.3 million from capital expenditures, net of proceeds from asset sales, of $159.7 million in 2000. Capital spending increased in 2001 primarily due to spending in the former PepsiAmericas territories, as well as accelerated spending on certain capacity projects and on the next generation selling systems. It is expected that capital spending in 2002, excluding potential acquisitions, will be slightly lower than 2001 due to the timing of the aforementioned projects.

     The Company's total debt decreased $34.8 million to $1,338.6 million as of fiscal year end 2001, from $1,373.4 million as of fiscal year end 2000. During February and March 2001, the Company issued $200 million and $150 million of notes with coupon rates of 5.95 percent due 2006 and 5.79 percent due 2013, respectively. The notes issued in March 2001 will be mandatorily redeemed by the Company in March 2003. At that time, the underwriter has the option to purchase and reissue the notes with an additional 10 years to maturity and a new stated interest rate. Proceeds from these notes were used to repay outstanding commercial paper. On August 1, 2001, the Company announced that it would resume purchasing its common stock under a previously authorized repurchase program, under which 8.9 million shares remained available for repurchase as of fiscal year end 2001. The Company repurchased 3 million shares of its common stock in both 2001 and 2000 for $39.2 million and $35.7, respectively. The Company paid cash dividends of $6.2 million in 2001 based on an annual cash dividend of $0.04, compared with $5.5 million paid in 2000, based on the same dividend rate. The issuance of common stock, including treasury shares, for the exercise of stock options resulted in cash inflows of $10.7 million in 2001, compared with $27.1 million in 2000. The decrease in cash inflows in 2001 is due to shares issued to shareholders of the former PepsiAmericas under the share subscription rights in 2000 (see Note 2 to the Consolidated Financial Statements).

     The Company has revolving credit agreements with maximum borrowings of $500 million, which act as back-up for the Company's commercial paper program; accordingly, the Company has a total of $500 million available under the commercial paper program and revolving credit facility combined. Total commercial paper borrowings were $244.5 million as of the end of fiscal year 2001. The Company believes that with its existing operating cash flows, available lines of credit and potential for additional debt and equity offerings, the Company will have sufficient resources to fund its future growth and expansion.

Recently Issued Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. The Company does not expect SFAS No. 141 to significantly impact its consolidated financial statements. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill and other intangible assets that have an indefinite life will not be amortized, but rather will be tested for impairment annually or whenever an event occurs indicating that the asset may be impaired. The Company adopted SFAS No. 142 effective the beginning of fiscal 2002 and has ceased amortization of substantially all intangible assets, which principally represent franchise rights granted in perpetuity. The Company estimates that had SFAS No. 142 been adopted as of the beginning of fiscal 2001, net income would have increased by $48.3 million, or $0.31 per share. The Company will test its intangible assets for impairment in fiscal 2002, as required by SFAS No. 142, but does not currently expect to record an impairment.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risks.

Commodity Prices

     The risk from commodity price changes correlates to the Company's ability to recover higher product costs through price increases to customers, which may be limited due to the competitive pricing environment that exists in the soft drink business. The Company uses derivative financial instruments to hedge price fluctuations for a portion of its aluminum and fuel requirements. Each instrument hedges price fluctuations on a portion of the Company's aluminum can and fuel requirements over a specified period of time. Because of the high correlation between aluminum and fuel commodity prices and the Company's contractual cost of these products, the Company considers these hedges to be highly effective. As of fiscal year end 2001, the Company has hedged a portion of its future aluminum and fuel requirements into fiscal 2003.

Interest Rates

     The Company's floating rate exposure relates to changes in the six-month LIBOR rate and the overnight Federal Funds rate. Assuming consistent levels of floating rate debt with those held as of fiscal year end 2001, a 50 basis point change in each of these rates would have an impact of approximately $3 million on the Company's annual interest expense. In the third quarter of 2001, the Company entered into interest rate swaps to convert a portion of its fixed rate debt to floating rate. In 2001, the Company had short-term investments throughout a majority of the year, principally invested in money market funds and commercial paper, which were most closely tied to the overnight Federal Funds rate. The amount of these investments was not significant throughout the year. Assuming a 50 basis point change in the rate of interest associated with the Company's short-term investments, interest income would not have changed by a significant amount.

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

     Based on sales, international operations represented approximately 14 percent of the Company's total operations in 2001. Changes in currency exchange rates impact the translation of the results of the international operations from their local currencies into U.S. dollars. If the currency exchange rates had changed by five percent in 2001, the Company estimates the impact on reported operating income would have been approximately $2.2 million. This estimate does not take into account the possibility that rates can move in opposite directions and that gains in one category may or may not be offset by losses from another category.

Item 8.  Financial Statements and Supplementary Data.

     See Index to Financial Information on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.

     The Company incorporates by reference the information contained under the captions "Proposal 1: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in its definitive proxy statement for the annual meeting of shareholders to be held April 25, 2002.

     Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding executive officers of the Company is provided in Part I of this Form 10-K under separate caption.


Item 11.   Executive Compensation.

     The Company incorporates by reference the information contained under the captions "Executive Compensation" and "Director Compensation" in its definitive proxy statement for the annual meeting of shareholders to be held April 25, 2002.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

     The Company incorporates by reference the information contained under the captions "Our Largest Shareholders" and "Shares Held by Our Directors and Executive Officers" in its definitive proxy statement for the annual meeting of shareholders to be held April 25, 2002.

Item 13.   Certain Relationships and Related Transactions.

     The Company incorporates by reference the information contained under the caption "Certain Relationships and Related Transactions" in its definitive proxy statement for the annual meeting of shareholders to be held April 25, 2002.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) See Index to Financial Information on page F-1 and Exhibit Index filed electronically.

     (b)   No reports on Form 8-K were filed during the fourth quarter of 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of March, 2002.

                          PEPSIAMERICAS, INC.

                          By:  /s/  G. MICHAEL DURKIN JR.
                               --------------------------
                               G. Michael Durkin Jr.
                               Senior Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of March, 2002.

     Signature                      Title
     ---------                      -----

*   Robert C. Pohlad                Chairman and Chief
    --------------------------      Executive Officer and Director
    ROBERT C. POHLAD                (principal executive officer)

    /s/ G. Michael Durkin Jr.       Senior Vice President and Chief Financial
    --------------------------      Officer
    G. MICHAEL DURKIN JR.           (principal financial and accounting officer)

*   Brenda C. Barnes                Director
    --------------------------
    BRENDA C. BARNES

*   Herbert M. Baum                 Director
    --------------------------
    HERBERT M. BAUM

*   Richard G. Cline                Director    *By: /s/ G. MICHAEL DURKIN JR.
    --------------------------                       -------------------------
    RICHARD G. CLINE                                 G. Michael Durkin Jr.
                                                     Attorney-in-Fact
*   Pierre S. du Pont                Director         March 25, 2002
    --------------------------
    PIERRE S. du PONT

*   Archie R. Dykes                 Director
    --------------------------
    ARCHIE R. DYKES

*   Charles W. Gaillard             Director
    --------------------------
    CHARLES W. GAILLARD

*   Jarobin Gilbert, Jr.            Director
    --------------------------
    JAROBIN GILBERT, JR.

*   Victoria B. Jackson             Director
    --------------------------
    VICTORIA B. JACKSON

*   Matthew M. McKenna              Director
    --------------------------
    MATTHEW M. MCKENNA

*   Lionel L. Nowell III            Director
    --------------------------
    LIONEL L. NOWELL III

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES



                              ---------------------

                              FINANCIAL INFORMATION


                   FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

                                FISCAL YEAR 2001

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES
                         INDEX TO FINANCIAL INFORMATION


                                                                            Page

Statement of Financial Responsibility                                       F-2

Report of Independent Auditors                                              F-3

Consolidated Statements of Income for the fiscal years 2001,
  2000 and 1999                                                             F-4

Consolidated Balance Sheets as of fiscal year end 2001 and 2000             F-5

Consolidated Statements of Cash Flows for the fiscal years 2001,
  2000 and 1999                                                             F-6

Consolidated Statements of Shareholders' Equity for the fiscal
  years 2001, 2000 and 1999                                                 F-7

Notes to Consolidated Financial Statements                                  F-8

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

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
of PepsiAmericas, Inc.:

     We have audited the accompanying consolidated balance sheets of PepsiAmericas, Inc. and subsidiaries as of the end of fiscal years 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the fiscal years 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PepsiAmericas, Inc. and subsidiaries as of the end of fiscal years 2001 and 2000 and the results of their operations and their cash flows for each of the fiscal years 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP


KPMG LLP
Chicago, Illinois
February 6, 2002

PepsiAmericas, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

Fiscal years                                                                               2001          2000         1999
                                                                                       -----------   -----------  -----------
Sales                                                                                  $   3,170.7   $   2,527.6  $   2,138.2
Cost of goods sold                                                                         1,912.1       1,494.2      1,248.7
                                                                                       -----------   -----------  -----------
    Gross profit                                                                           1,258.6       1,033.4        889.5
Selling, delivery and administrative expenses                                                935.3         747.7        650.8
Amortization expense                                                                          50.0          41.0         29.3
Special charges                                                                               13.8          21.7         27.9
Gain on pension curtailment                                                                   (8.9)           --           --
                                                                                       ------------  -----------  -----------
    Operating income                                                                         268.4         223.0        181.5
Interest expense, net                                                                        (90.8)        (84.0)       (63.9)
Other (expense) income, net                                                                   (3.7)          2.1        (46.0)
                                                                                       -----------   -----------  -----------
    Income before income taxes and minority interest                                         173.9         141.1         71.6
Income taxes                                                                                  83.8          69.6         22.1
Minority interest                                                                               --            --          6.6
                                                                                       -----------   -----------  -----------
    Income from continuing operations                                                         90.1          71.5         42.9
Income (loss) from discontinued operations after taxes                                       (71.2)          8.9        (51.7)
                                                                                       -----------   -----------  -----------
    Net income (loss)                                                                  $      18.9   $      80.4  $      (8.8)
                                                                                       ===========   ===========  ===========

Weighted average common shares:
    Basic                                                                                    155.9         139.0        123.3
    Incremental effect of stock options                                                        0.7           0.5          0.9
                                                                                       -----------   -----------  -----------
      Diluted                                                                                156.6         139.5        124.2
                                                                                       ===========   ===========  ===========

Income (loss) per share - basic:
    Continuing operations                                                              $      0.58   $      0.51  $      0.35
    Discontinued operations                                                                  (0.46)         0.07        (0.42)
                                                                                       -----------   -----------  -----------
      Net income (loss)                                                                $      0.12   $      0.58  $     (0.07)
                                                                                       ===========   ===========  ===========

Income (loss) per share - diluted:
    Continuing operations                                                              $      0.58   $      0.51  $      0.35
    Discontinued operations                                                                  (0.46)         0.07        (0.42)
                                                                                       -----------   -----------  -----------
      Net income (loss)                                                                $      0.12   $      0.58  $     (0.07)
                                                                                       ===========   ===========  ===========

Cash dividends per share                                                               $      0.04   $      0.04  $      0.08
                                                                                       ===========   ===========  ===========

The following notes are an integral part of these statements.

PepsiAmericas, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in millions)

As of fiscal year end                                                                                2001           2000
                                                                                                ------------    -----------
ASSETS:
Current assets:
    Cash and equivalents                                                                        $      64.4     $      51.2
    Receivables, net of allowance of $14.2 million - 2001 and $13.1 million - 2000                    197.1           203.0
    Inventories:
      Raw materials and supplies                                                                       78.3            81.3
      Finished goods                                                                                   95.1            82.7
                                                                                                -----------     -----------
        Total inventories                                                                             173.4           164.0
    Other current assets                                                                               45.9            58.8
                                                                                                -----------     -----------
      Total current assets                                                                            480.8           477.0
                                                                                                -----------     -----------
Property (at cost):
    Land                                                                                               47.7            40.4
    Buildings and improvements                                                                        313.9           302.2
    Machinery and equipment                                                                         1,459.4         1,304.2
                                                                                                -----------     -----------
      Total property                                                                                1,821.0         1,646.8
    Accumulated depreciation                                                                         (753.9)         (642.1)
                                                                                                -----------     -----------
      Net property                                                                                  1,067.1         1,004.7
                                                                                                -----------     -----------
Intangible assets, net of accumulated amortization of $253.6 million - 2001
    and $203.6 million - 2000                                                                       1,749.3         1,740.7
Other assets                                                                                          122.1           113.2
                                                                                                -----------     -----------
    Total assets                                                                                $   3,419.3     $   3,335.6
                                                                                                ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
    Short-term debt, including current maturities of long-term debt - 2000                      $     255.2     $     513.3
    Payables                                                                                          216.5           199.1
    Accrued expenses:
      Salaries and wages                                                                               45.4            50.2
      Interest                                                                                         20.7            17.0
      Other                                                                                           114.9           107.4
                                                                                                -----------     -----------
        Total current liabilities                                                                     652.7           887.0
                                                                                                -----------     -----------
Long-term debt                                                                                      1,083.4           860.1
Deferred income taxes                                                                                  68.9            47.0
Other liabilities                                                                                     184.0            92.0
Shareholders' equity:
    Preferred stock ($0.01 par value, 12.5 million shares authorized; no shares issued)                  --              --
    Common stock ($0.01 par value, 350 million shares authorized; 167.6 million
      shares issued - 2001 and 167.3 million shares issued - 2000)                                  1,546.7         1,546.8
    Retained income                                                                                   163.3           151.6
    Accumulated other comprehensive loss:
      Cumulative translation adjustment                                                               (25.1)          (30.3)
      Net unrealized investment gain and cash flow hedging losses                                      (4.7)            1.6
      Minimum pension liability adjustment                                                             (4.1)             --
                                                                                                ------------    -----------
        Accumulated other comprehensive loss                                                          (33.9)          (28.7)
                                                                                                -----------     -----------
    Treasury stock (14 million shares - 2001 and 11.7 million shares - 2000)                         (245.8)         (220.2)
                                                                                                -----------     -----------
      Total shareholders' equity                                                                    1,430.3         1,449.5
                                                                                                -----------     -----------

      Total liabilities and shareholders' equity                                                $   3,419.3     $   3,335.6
                                                                                                ===========     ===========

The following notes are an integral part of these statements.

PepsiAmericas, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

Fiscal years                                                                               2001          2000          1999
                                                                                        ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                                                       $     90.1    $     71.5    $     42.9
Adjustments to reconcile to net cash provided by operating activities of continuing operations:
      Depreciation and amortization                                                          202.1         166.4         126.6
      Deferred income taxes                                                                   39.2          14.7         (44.5)
      Gain on pension curtailment                                                             (8.9)           --            --
      Gain on sale of franchises                                                                --          (1.4)         (7.8)
      Special charges and real estate impairment                                              13.8          21.7          84.2
      Cash outlays related to special charges                                                (19.0)        (12.8)        (11.5)
      Other                                                                                   (4.8)          0.6           7.2
Changes in assets and liabilities, exclusive of acquisitions and divestitures:
    Decrease (increase) in receivables                                                         2.5         127.6         (44.5)
    Decrease (increase) in inventories                                                       (15.5)         (9.5)          9.6
    Increase (decrease) in payables                                                            9.1         (21.9)         22.6
    Net change in other assets and liabilities                                                 8.2         (30.8)         (3.0)
                                                                                       -----------   -----------    ----------
Net cash provided by operating activities of continuing operations                           316.8         326.1         181.8
                                                                                       -----------   -----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of franchises, net of cash divested                                         --           2.5         112.0
Franchises and companies acquired, net of cash acquired                                       (7.7)        (69.2)       (134.6)
Capital investments                                                                         (218.6)       (165.4)       (165.4)
Proceeds from sales of property                                                                3.6           5.7           4.5
Proceeds from sales of investments and joint ventures                                          2.1           0.3           8.2
                                                                                       -----------   -----------    ----------
    Net cash used in investing activities                                                   (220.6)       (226.1)       (175.3)
                                                                                       -----------   -----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings of short-term debt                                              (185.6)        137.0         (14.4)
Proceeds from issuance of long-term debt                                                     352.7            --         298.0
Repayment of long-term debt                                                                 (204.4)       (263.0)           --
Issuance of common stock                                                                      10.7          27.1           3.2
Treasury stock purchases                                                                     (39.2)        (35.7)       (290.1)
Cash dividends                                                                                (6.2)         (5.5)         (8.8)
                                                                                       -----------   -----------    ----------
    Net cash used in financing activities                                                    (72.0)       (140.1)        (12.1)
                                                                                       -----------   -----------    ----------

Net cash used in discontinued operations                                                     (11.3)        (22.7)        (26.1)
Effects of exchange rate changes on cash and equivalents                                       0.3          (0.5)         (1.4)
                                                                                       -----------   -----------    ----------
Change in cash and equivalents                                                                13.2         (63.3)        (33.1)
Cash and equivalents at beginning of year                                                     51.2         114.5         147.6
                                                                                       -----------   -----------    ----------
Cash and equivalents at end of year                                                    $      64.4   $      51.2    $    114.5
                                                                                       ===========   ===========    ==========

The following notes are an integral part of these statements.

PepsiAmericas, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions)

                                                                                    Accumulated
                                                 Common Stock                         Other         Treasury Stock        Total
                                             --------------------    Retained      Comprehensive  ------------------   Shareholders'
                                             Shares       Amount      Income           Loss       Shares      Amount      Equity
                                             ------       ------      ------       -------------  ------      ------   -------------
As of fiscal year end 1998                   113.3       $  499.8     $ 94.3          $ (8.6)     (12.3)      $(259.1)   $  326.4
                                             -----       --------     ------          ------      -----       -------    --------
Comprehensive loss:
 Net loss                                                               (8.8)                                                (8.8)
                                                                                                                         --------
 Other comprehensive loss:
    Translation adjustments                                                            (12.4)                               (12.4)
    Unrealized investment loss (net of
      tax benefit of $0.7 million)                                                      (1.3)                                (1.3)
                                                                                                                           ------
 Other comprehensive loss                                                                                                   (13.7)
                                                                                                                           ------
Total comprehensive loss                                                                                                    (22.5)

Treasury stock purchases                                                                          (16.1)       (290.1)     (290.1)
Common stock issued for acquisitions          54.0        1,134.0                                                         1,134.0
Stock compensation plans                                      0.6                                   0.2           2.6         3.2
Dividends declared                                                      (8.8)                                                (8.8)
                                             -----       --------     ------          ------      -----       -------    --------
As of fiscal year end 1999                   167.3        1,634.4       76.7           (22.3)     (28.2)       (546.6)    1,142.2
                                             -----       --------     ------          ------      -----       -------    --------
Comprehensive income:
 Net income                                                             80.4                                                 80.4
                                                                                                                         --------
 Other comprehensive loss:
    Translation adjustments                                                             (5.9)                                (5.9)
    Unrealized investment loss (net of
      tax benefit of $0.3 million)                                                      (0.5)                                (0.5)
                                                                                                                         --------
 Other comprehensive loss                                                                                                    (6.4)
                                                                                                                         --------
Total comprehensive income                                                                                                   74.0

Treasury stock purchases                                                                           (3.0)        (35.7)      (35.7)
Common stock issued for acquisition                         (80.4)                                 17.4         327.3       246.9
Common stock issued under stock
 subscription rights and value of rights                     (5.9)                                  1.7          32.1        26.2
Stock compensation plans                                     (1.3)                                  0.4           2.7         1.4
Dividends declared                                                      (5.5)                                                (5.5)
                                             -----       --------     -------         ------      -----       -------    --------
As of fiscal year end 2000                   167.3        1,546.8       151.6          (28.7)     (11.7)       (220.2)    1,449.5
                                             -----       --------     -------         ------      -----       -------    --------
Comprehensive income:
 Net income                                                              18.9                                                18.9
 Other comprehensive loss:
    Translation adjustments                                                              5.2                                  5.2
    Unrealized investment loss (net of
      tax benefit of $0.8 million)                                                      (1.5)                                (1.5)
    Cash flow hedges, net of related taxes:
      Cumulative effect of accounting
        change                                                                           1.0                                  1.0
      Net derivative losses                                                             (5.1)                                (5.1)
      Reclassification to net income                                                    (0.7)                                (0.7)
    Minimum pension liability adjustment                                                (4.1)                                (4.1)
                                                                                                                         ---------
 Other comprehensive loss                                                                                                    (5.2)
                                                                                                                         ---------
Total comprehensive income                                                                                                   13.7

Treasury stock purchases                                                                           (3.0)        (39.2)      (39.2)
Common stock issued for acquisition            0.2            2.8                                                             2.8
Stock compensation plans                       0.1           (2.9)       (1.0)                      0.7          13.6         9.7
Dividends declared                                                       (6.2)                                               (6.2)
                                             -----       --------     -------         ------      -----       -------    --------
As of fiscal year end 2001                   167.6       $1,546.7     $ 163.3         $(33.9)     (14.0)      $(245.8)   $1,430.3
                                             =====       ========     =======         ======      =====       =======    ========

The following notes are an integral part of these statements.

PepsiAmericas, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Significant Accounting Policies

Principles of consolidation. On November 30, 2000, Whitman Corporation merged with PepsiAmericas, Inc. (the former PAS) and subsequently, in January 2001, changed its name to PepsiAmericas, Inc. (the Company or PAS). The consolidated financial statements, which are comprised of all subsidiaries, include the results of operations of the former Whitman Corporation for all periods and of the former PAS from the date of its merger.

Nature of operations. The Company manufactures, packages, sells and distributes carbonated and non-carbonated Pepsi-Cola beverages and a variety of other beverages in the United States, Central Europe and the Caribbean. The Company operates under exclusive franchise agreements with soft drink concentrate producers, including "master" bottling and fountain syrup agreements with PepsiCo, Inc. (PepsiCo) for the manufacture, packaging, sale and distribution of PepsiCo branded products. There are similar agreements with Cadbury Schweppes and other brand owners. The franchise agreements exist in perpetuity and contain operating and marketing commitments and conditions for termination.

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

Fiscal year. The Company's fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31. The Company's 2001, 2000 and 1999 fiscal years, each containing 52 weeks, ended December 29, 2001, December 30, 2000 and January 1, 2000, respectively.

Cash and equivalents. Cash and equivalents consist of deposits with banks and financial institutions which are unrestricted as to withdrawal or use, and which have original maturities of three months or less.

Sale of receivables. Certain of the Company's domestic subsidiaries sell their receivables to Whitman Finance, a special purpose entity and wholly-owned subsidiary of the Company, which in turn sells an undivided interest in a revolving pool of receivables to a major U.S. financial institution. The sale of receivables is accounted for under Statement of Financial Accounting Standards
(SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." See further discussion in Note 7.

Inventories. Inventories are valued at the lower of cost (principally determined on the average method) or net realizable value.

Investments. Investments include real estate held for sale, principally at Illinois Center, a large single location. This mixed use development is located on the Chicago lakefront. In 1999, the Company entered into an agreement for the sale of this property and recorded a charge of $56.3 million ($35.9 million after tax) to reduce the book value of the property. This charge is reflected in other (expense) income, net, on the Consolidated Statements of Income. The close of the sale is subject to completion of due diligence and the buyer obtaining financing and final zoning approval. The Company expects to complete this sale within the next 12 months. All other investments in real estate are carried at cost, which management believes is lower than net realizable value. Investments are included in other assets on the Consolidated Balance Sheets.

Derivative financial instruments. Due to fluctuations in the market prices for aluminum and fuel, the Company uses derivative financial instruments to hedge against volatility in future cash flows on anticipated aluminum can and fuel purchases, the prices of which are indexed to aluminum and market prices. Realized gains and losses on these instruments are deferred until the related finished products are sold or the fuel is purchased, at which time they are recorded in cost of goods sold. The Company also uses derivative financial instruments to lock interest rates on debt issues and to convert fixed rate debt to floating rate debt. Changes in the fair values of interest rate swaps increase or decrease the carrying amount of the debt issues associated with the swaps. The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138, as of the beginning of fiscal 2001. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities measured at fair value. Upon adoption, the Company recognized an asset for the fair value of aluminum hedges of $1.4 million and reclassified $0.4 million of previously deferred hedging losses to accumulated other comprehensive income, which was reclassified into cost of goods sold during 2001. Prior to adopting this standard, deferred gains and losses on aluminum hedges were classified within assets or liabilities, as appropriate, rather than in other comprehensive income, and no fair value adjustment was recorded on these hedges.

Property. Depreciation is computed on the straight-line method. When property is sold or retired, the cost and accumulated depreciation are eliminated from the accounts and gains or losses are recorded in other (expense) income, net. Expenditures for maintenance and repairs are expensed as incurred. The approximate ranges of annual depreciation rates are 2.5 percent to 6.7 percent for buildings and improvements and eight percent to 20 percent for machinery and equipment.

Intangible assets. Intangible assets principally represent franchise rights, which are the excess of cost over fair market values of net tangible and identifiable intangible assets of acquired businesses. Such amounts generally are being amortized on a straight-line basis over 40 years. The principal factors considered in determining the use of a 40-year amortization period include: 1) the franchise agreements with PepsiCo and other brand owners are granted in perpetuity and provide the exclusive right to manufacture and sell the branded products within the territories prescribed in the agreements, and 2) the existing and projected cash flows are adequate to support the carrying values of intangible assets. As of the beginning of fiscal 2002, the Company has ceased substantially all amortization expense (see "Recently issued accounting pronouncements").

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

Bottler incentives. PepsiCo and other brand owners, at their sole discretion, provide the Company with various forms of marketing support. This marketing support is intended to cover a variety of programs and initiatives, including direct marketplace support, capital equipment-related programs and shared media and advertising support. Based on the objectives of the programs and initiatives, domestic marketing support is recorded as an adjustment to net sales or a reduction of selling, delivery and administrative expenses. Direct marketplace support is primarily the funding of sales discounts and similar programs by PepsiCo and other brand owners and is recorded as an adjustment to net sales. Capital equipment-related program funding is designed to support marketing equipment programs and is recorded within selling, delivery and administrative expenses. Shared media and advertising support is recorded as a reduction to advertising and marketing expense within selling, delivery and administrative expenses. Support in the Company's Central European operations is primarily recorded as a reduction in cost of goods sold. There are no conditions or other requirements which could result in repayment of marketing support received. Bottler incentives were $130.1 million, $109.7 million and $97.8 million in 2001, 2000 and 1999, respectively, over 90 percent of which was received from PepsiCo or its affiliates.

Advertising and marketing costs. The Company is involved in a variety of programs to promote its products. Advertising and marketing costs are expensed in the year incurred. Certain advertising and marketing costs incurred by the Company are partially reimbursed by PepsiCo and other brand owners in the form of marketing support. Advertising and marketing expenses were $53.5 million, $45.4 million and $32.2 million in 2001, 2000 and 1999, respectively. These amounts are net of support of $36.1 million, $30.5 million and $37.7 million in 2001, 2000 and 1999, respectively.

Stock-based compensation. The Company uses the intrinsic value method of accounting for its stock-based compensation.

Income taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Income (loss) per share. Basic earnings per share are based upon the weighted-average number of common shares outstanding. Diluted earnings per share assume the exercise of all options and warrants which are dilutive, whether exercisable or not. The dilutive effects of stock options and warrants are measured under the treasury stock method.

Options and warrants to purchase 7,116,354 shares, 8,708,974 shares and 3,757,844 shares at an average price of $18.89, $18.23 and $20.83 per share that were outstanding at the end of fiscal 2001, 2000 and 1999, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares.

Recently issued accounting pronouncements. In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. The Company does not expect SFAS No. 141 to significantly impact its consolidated financial statements. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Goodwill and other intangible assets that have an indefinite life will not be amortized, but rather will be tested for impairment annually or whenever an event occurs indicating that the asset may be impaired. The Company adopted SFAS No. 142 effective the beginning of fiscal 2002 and has ceased amortization of substantially all intangible assets beginning in the first quarter of fiscal 2002, which principally represent franchise rights granted in perpetuity. The Company estimates that had SFAS No. 142 been adopted as of the beginning of fiscal 2001, net income would have increased by $48.3 million, or $0.31 per share. The Company will test its intangible assets for impairment in fiscal 2002, as required by SFAS No. 142, but does not currently expect to record an impairment.

2.   Acquisitions and Divestitures

     A.  PAS Merger as of November 2000

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

In connection with this merger, the Company issued 17.4 million shares of common stock and paid $30.6 million to former PAS shareholders electing to receive cash for their shares of the former PAS. The value assigned to the shares issued in the merger was based on the average closing price for the period including the day immediately preceding and following the date the maximum number of shares to be issued was known, which occurred on November 22, 2000. Based upon the average price for this period, the value assigned to each share issued was $14.167. The Company also assumed $316.9 million in debt and recorded an increase in intangible assets of $348.1 million. In addition, the Company issued 1.7 million shares of common stock at $14.6125 per share under the terms of the share subscription rights issued to former PAS shareholders electing the earn-out provision. Including costs associated with the merger and debt assumed in the merger, the total purchase price was $603.4 million. Details of the merger with the former PAS, as adjusted during 2001 for the final valuation of property, and U.S. net operating loss carryforwards and certain other adjustments, are as follows (in millions):

  Merger costs:
   Common stock issued to former PAS shareholders                   $     246.9
   Cash paid to former PAS shareholders                                    30.6
   Value of share subscription rights issued to former
    PAS shareholders                                                        1.2
   Transaction costs incurred by the former Whitman Corporation             9.0
                                                                    -----------
    Initial merger costs, excluding contingent payment                    287.7
                                                                    -----------
   Allocation of merger costs:
    Fair value of net liabilities of the former PAS                       (88.4)
    Transaction costs incurred by the former PAS                           (7.0)
                                                                    -----------
                                                                          (95.4)
      Excess of merger costs over fair value of net liabilities     $     383.1
                                                                    ===========

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

     In connection with the merger, cash paid, net of cash acquired, totaled $21 million and the Company also funded $32.5 million for the purchase of the preferred stock of Delta Beverage Group, a subsidiary of the former PAS. In addition, the Company recorded $1.4 million of liabilities associated with the termination of approximately 100 employees of the former PAS as a result of the merger.

     Pohlad Companies and PepsiCo hold interests in Dakota Holdings, LLC which currently owns approximately 14.2 million shares of the Company's common stock.

     B.  New Business Relationship with PepsiCo as of May 1999

     The Company entered into a new business relationship with PepsiCo in May 1999. As a part of the Amended and Restated Contribution and Merger Agreement (the Agreement) with PepsiCo, on May 20, 1999 PepsiCo contributed certain assets of several domestic franchise territories to the Company, including Cleveland, Ohio; Dayton, Ohio; Indianapolis, Indiana; St. Louis, Missouri and portions of southern Indiana. The Company acquired PepsiCo's international operations in Hungary, the Czech Republic, Republic of Slovakia and Poland on May 31, 1999. In exchange for the territories acquired from and contributed by PepsiCo and the elimination of PepsiCo's 20 percent minority interest in the Company's subsidiary, Pepsi-Cola General Bottlers, Inc. (Pepsi General), the Company issued 54 million shares of its common stock to PepsiCo. As of fiscal year end 2001, PepsiCo holds, directly and indirectly, 57.3 million shares, or 37.3 percent, of the Company's outstanding common stock. Such number includes PepsiCo's proportionate interest in shares held by Dakota Holdings, LLC. In addition, the Company paid PepsiCo cash totaling $133.7 million, assumed bank debt of $42.3 million, and assumed $241.8 million of notes payable to PepsiCo, which were repaid on August 31, 1999. As part of the Agreement, the Company agreed to repurchase up to 16 million shares, or $400 million of its common stock, whichever was less, during the 12-month period following the close of the transaction. The Company satisfied this repurchase commitment in 1999.

     The Agreement provided for the Company to sell to PepsiCo its operations in Marion, Virginia; Princeton, West Virginia and the St. Petersburg area of Russia. On March 19, 1999, the Company completed the sale to PepsiCo of the franchises in Marion, Virginia and Princeton, West Virginia. The sale of the franchise in Russia was completed on March 31, 1999. Net proceeds from these sales were $112 million and the Company recorded a pretax gain of $13.3 million, which is reflected in other (expense) income, net, on the Consolidated Statements of Income. The gain, after taxes and minority interest, was $7.8 million.

     Details of the acquired franchises, as adjusted during 2000 for the final valuation of property and certain other adjustments, are as follows (in millions):

  Acquisition costs:
   Common stock issued to PepsiCo                                   $   1,134.0
   Assumption of notes payable to PepsiCo                                 241.8
   Elimination of PepsiCo's 20 percent minority interest
   in Pepsi General                                                      (243.2)
                                                                    -----------
     Net acquisition costs                                              1,132.6
   Less:  fair value of net tangible assets acquired                       89.5
                                                                    -----------
     Excess of acquisition costs over fair value of net
     tangible assets                                                $   1,043.1
                                                                    ===========

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

     The merger with the former PAS and the acquisitions of domestic and Central European territories have been accounted for under the purchase method; accordingly, the results of operations of the acquired territories have been included in the Company's consolidated financial statements since the dates of acquisition. The excess of the aggregate purchase price over the fair value of net assets acquired has been amortized on a straight-line basis using a 40 year useful life based on the reasons previously discussed. Such amortization ceased as of the beginning of fiscal 2002 in accordance with the provisions of SFAS No. 142, as discussed in Note 1.

     C.  Other Acquisitions and Divestitures

     In the fourth quarter of 2001, the Company acquired the bottling operations in Barbados from Bottlers (Barbados) Limited, which had closed operations in 2000. In the third quarter of 2001, the Company acquired a Dr Pepper franchise in Illinois. During the first quarter of 2001, the Company reached an agreement with Crescent Distributing, LLC (Crescent), a wholly-owned subsidiary of Poydras Street Investors LLC (Poydras). Under the agreement, the joint venture between the Company and Poydras was terminated with Crescent retaining sole ownership of the rights to the beer operations and related assets and the Company assuming sole ownership of the rights to the soft drink operations and related assets. The results derived from the beer operations were not material to the Company's overall business. On December 29, 2000, the Company acquired the Pepsi bottling operations in Trinidad and Tobago. On December 1, 1999, the Company acquired Toma, a leading soft drink company in the Czech Republic. These acquisitions were accounted for under the purchase method; accordingly, the operating results of the acquired companies are included in the Company's consolidated financial statements since the dates of acquisition. The effect of these acquisitions, had they been made as of the beginning of 1999, would not have been significant to the Company's operating results, and consideration paid for these acquisitions was not significant. In the first quarter of 2000, the Company sold its operations in the Baltics. This sale resulted in a gain of $2.6 million ($1.4 million after taxes), which is reflected in other (expense) income, net on the Consolidated Statements of Income. There were no other acquisitions or divestitures during 2001, 2000 or 1999. Acquisitions completed after June 30, 2001 were recorded in accordance with the requirements of SFAS Nos. 141 and 142. No amortization expense was recorded for the acquisitions completed in the third and fourth quarters of fiscal 2001.

     D. Pro Forma Financial Information (unaudited and in millions, except per share data)

     The pro forma condensed consolidated results of continuing operations presented below for 2001 and 2000 assume the following:

o  The merger with the former PAS occurred as of the beginning of fiscal 2000.
o  The after-tax gain from the divestiture of the Baltics in 2000 was excluded.
o The special charges recorded in 2001 and 2000 were excluded, as well as other non-recurring items recorded by the Company and the former PAS.
o Interest expense has been adjusted to assume the interest rates in effect in 2000 for the Company would have been in effect for debt assumed from the former PAS business units.
o The effective tax rate, excluding special charges and non-recurring items, was approximately 48 percent in 2001 and 50 percent in 2000.

                                                                                               2001         2000
                                                                                             --------     --------
     Sales                                                                                   $3,170.7     $3,104.9
     Income from continuing operations, adjusted as described above                              93.2         84.3
     Income per common share-basic                                                               0.60         0.54
     Income per common share-diluted                                                             0.60         0.53

     The above pro forma results are for informational purposes only and may not be indicative of actual results that would have occurred had the merger with the former PAS taken place as of the beginning of fiscal 2000.

3.   Discontinued Operations

     Loss from discontinued operations in 2001 resulted from a charge of $111 million ($71.2 million after taxes) recorded in the fourth quarter for environmental liabilities (see Note 15) related to a former subsidiary of the Company, Pneumo Abex. Income from discontinued operations in 2000 includes the reversal of prior accruals resulting from certain insurance settlements for environmental matters related to Pneumo Abex, net of certain increased environmental and related accruals. Income in 2000 is net of $5.8 million in income tax expense. Loss from discontinued operations in 1999 includes after-tax amounts related to a second quarter $12 million settlement of environmental litigation filed against Pneumo Abex, as well as second quarter and fourth quarter increases of $30.8 million and $39 million, respectively, in accruals for other environmental matters related to Pneumo Abex. Loss in 1999 is net of $30.1 million in tax benefit.

4.   Special Charges

     In the fourth quarter of 2001, the Company recorded special charges totaling $9.2 million ($5.7 million after tax) primarily for severance costs and other costs related to changing the Company's marketing and distribution strategy in Hungary, as well as for the write-down of marketing equipment in the U.S. The write-down of marketing equipment was recorded in conjunction with the start-up of the Ft. Wayne, Indiana refurbishment operations.

     In the first quarter of 2001, the Company recorded a special charge of $4.6 million ($2.8 million after tax) related to further organization changes resulting from the merger with the former PAS. This charge was principally composed of severance and related benefits.

     In the fourth quarter of 2000, the Company recorded a special charge of $21.7 million ($13.2 million after tax). The charge, related to the merger with the former PAS, included severance, related benefits and other payments to executives and employees of the Company totaling $17.1 million. Further, in connection with the closure of its production facility in Ft. Wayne, Indiana, the Company recorded a charge of $4.6 million, which included a write-down of building and equipment and $0.5 million for severance payments and other benefits.

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

     In 1997, the Company recorded special charges totaling $49.3 million, consisting of $14.8 million to consolidate a number of the Company's domestic divisions, including reductions in staffing levels, and to write-down certain assets in its domestic and international operations, and $34.5 million relating to the severance of essentially all of the former Whitman corporate management and staff and for expenses associated with the spin-offs. The final payments of severance and related benefits for the 1997 charges were made in January 2000.

     The following table summarizes the activity associated with special charges during the periods presented (in millions):

                                                          2001           2000            1999            1997
                                                         Charges        Charges         Charges         Charges         Total
                                                         -------        -------         -------         -------        -------
Accrued liabilities as of fiscal year end 1998                                                          $  14.5        $  14.5
                                                                                                        -------        -------
Special charges:
  Asset write-downs associated with exit
     of plastic returnable bottle package in
     existing international territories                                                 $   7.6                            7.6
  Other asset write-downs                                                                   5.9                            5.9
  Employee related costs                                                                    9.6                            9.6
  Write-down of Baltic operations                                                           4.8                            4.8
                                                                                        -------                        -------
  Total                                                                                    27.9                           27.9
Expenditures and asset write-downs:
  Asset write-downs                                                                       (18.3)                         (18.3)
  Expenditures for employee related costs                                                  (5.3)           (6.2)         (11.5)
                                                                                        -------         -------        -------
Accrued liabilities as of fiscal year end 1999                                              4.3             8.3           12.6
                                                                                        -------         -------        -------
Special charges:
  Employee related costs                                                $  17.6                                           17.6
  Asset write-downs associated with Ft. Wayne
     production facility closure                                            4.1                                            4.1
                                                                        -------                                        -------
  Total                                                                    21.7                                           21.7
Expenditures and asset write-downs:
  Asset write-downs                                                        (4.1)                                          (4.1)
  Expenditures for employee related costs                                  (0.2)           (4.3)           (8.3)         (12.8)
                                                                        -------         -------         -------        -------
Accrued liabilities as of fiscal year end 2000                             17.4              --              --           17.4
                                                                        -------         -------         -------        -------
Special charges:
  Employee related costs                                 $   8.1                                                           8.1
  Asset write-downs                                          2.9                                                           2.9
  Lease terminations and other costs                         2.8                                                           2.8
                                                         -------                                                       -------
  Total                                                     13.8                                                          13.8
Application of special charges:
  Asset write-downs                                         (2.9)                                                         (2.9)
  Acceleration of stock awards vesting                      (1.2)                                                         (1.2)
  Expenditures for employee related costs                   (2.1)         (15.7)                                         (17.8)
  Expenditures for lease terminations and other costs       (1.2)                                                         (1.2)
                                                         -------        -------         -------         -------        -------
Accrued liabilities as of fiscal year end 2001           $   6.4        $   1.7         $    --         $    --        $   8.1
                                                         =======        =======         =======         =======        =======

     Employee related costs of $8.1 million recorded in the fourth quarter of 2001 include $3.5 million of severance and other payments to employees affected by changes to the Company's marketing and distribution strategy in Hungary. These changes affected 470 employees in total, of which 444 remain at the end of fiscal 2001. The balance of the employee related costs of $4.6 million recorded in 2001 and $17.6 million recorded in 2000 include severance payments to employees affected by management changes related to the merger with the former PAS, including executives and other employees, as well as employees of the Ft. Wayne, Indiana production facility. These changes affected approximately 55 employees in total, of which two remain at the end of fiscal 2001. Employee related costs of $9.6 million recorded in the 1999 special charges include severance payments for management and staff affected by the consolidation of international headquarters and operations in Poland and management changes in certain domestic markets. The charges recorded in 1999 resulted in the elimination of approximately 310 positions, all of which were eliminated as of fiscal year end 2000.

     The accrued liabilities remaining as of fiscal year end 2001 are comprised primarily of deferred severance payments, certain employee benefits and expected lease termination payments. The Company expects to pay substantially all of the $8.1 million accrued, using cash from operations, during the next 12 months; accordingly, such amounts are classified as other current liabilities.

5.   Interest Expense, Net

     Interest expense, net, consisted of the following (in millions):

                                    2001        2000        1999
                                  --------    --------    --------
     Interest expense             $  (92.6)   $  (85.8)   $  (67.1)
     Interest income                   1.8         1.8         3.2
                                  --------    --------    --------
     Interest expense, net        $  (90.8)   $  (84.0)   $  (63.9)
                                  ========    ========    ========

6.   Income Taxes

     Income taxes (benefits) related to continuing operations consisted of the following (in millions):
                                    2001       2000       1999
                                  -------    -------    -------
     Current:
      Federal                     $  33.9    $  43.2    $  34.9
      Non-U.S.                        0.2        0.9         --
      State and local                 5.7        5.9        7.2
                                  -------    -------    -------
       Total current                 39.8       50.0       42.1
                                  -------    -------    -------
      Deferred:
       Federal                       40.4       18.5      (19.4)
       Non-U.S.                        --       (2.0)       1.5
       State and local                3.6        3.1       (2.1)
                                  -------    -------    -------
        Total deferred               44.0       19.6      (20.0)
                                  -------    -------    -------
       Total income taxes         $  83.8    $  69.6    $  22.1
                                  =======    =======    =======

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

                                                                     2001                  2000                  1999
                                                              ------------------    ------------------    ------------------
                                                              Amount     Percent    Amount     Percent    Amount     Percent
                                                              ------     -------    ------     -------    ------     -------
Income taxes computed at the U.S. federal statutory rate
  on income from continuing operations, excluding
  non-recurring items                                        $    62.5     35.0    $    56.1     35.0    $    48.3     35.0
State income taxes, net of federal income tax benefit              6.2      3.5          6.3      3.9          6.0      4.3
Non-deductible portion of amortization-intangible assets          16.1      9.0         13.2      8.2          9.2      6.7
Other items, net                                                   0.8      0.5          1.3      0.9          2.5      1.8
                                                             ---------  -------    ---------  -------    ---------  -------
Income tax on continuing operations, excluding
  non-recurring items                                        $    85.6     48.0    $    76.9     48.0    $    66.0     47.8
Tax benefit of special charges and credits and elimination
of deferred tax liabilities recorded in prior periods             (1.8)                 (7.3)                (43.9)
                                                              --------             ---------             ---------
                                                             $    83.8             $    69.6             $    22.1
                                                             =========             =========             =========

     The Company has settled Federal income tax audits with the IRS through the 1995 tax year. Adjustments to accruals resulting from these audits are reflected in "other items, net" in the table above.

     Deferred income taxes are attributable to temporary differences which exist between the financial statement bases and tax bases of certain assets and liabilities. As of fiscal year end 2001 and 2000, deferred income taxes are attributable to (in millions):

                                                                                          2001           2000
                                                                                      -----------    -----------
                  Deferred tax assets:
                    Non-U.S. net operating loss and tax credit carryforwards          $      87.8    $      99.1
                    U.S. net operating loss and tax credit carryforwards                     37.5           42.1
                    Provision for special charges and previously sold businesses             50.6           18.5
                    Lease transactions                                                        5.2            8.1
                    Unrealized losses on investments                                          6.7            7.6
                    Pension and postretirement benefits                                       9.7           12.6
                    Deferred compensation                                                     2.7            6.5
                    Other                                                                    20.5           19.9
                                                                                      -----------    -----------
                      Gross deferred tax assets                                             220.7          214.4
                    Valuation allowance on net operating loss and tax
                      credit carryforwards                                                 (110.1)         (99.1)
                                                                                      -----------    -----------
                        Net deferred tax assets                                             110.6          115.3
                                                                                      -----------    -----------
                  Deferred tax liabilities:
                    Property                                                               (106.7)         (93.5)
                    Intangible assets                                                       (15.3)         (16.1)
                    Deferred state taxes                                                     (9.5)          (7.5)
                    Other                                                                   (33.5)         (28.8)
                                                                                      -----------    -----------
                      Total deferred tax liabilities                                       (165.0)        (145.9)
                                                                                      -----------    -----------
                        Net deferred tax liability                                    $     (54.4)   $     (30.6)
                                                                                      ===========    ===========

                  Net deferred tax asset (liability) included in:
                      Other current assets                                            $      14.5    $      16.4
                      Deferred income taxes                                                 (68.9)         (47.0)
                                                                                      -----------    -----------
                        Net deferred tax liability                                    $     (54.4)   $     (30.6)
                                                                                      ===========    ===========

     There currently is no undistributed non-U.S. income because the Company's international operations have accumulated pretax losses. Pretax losses from international operations were $44.2 million, $32.9 million and $45.3 million in 2001, 2000 and 1999, respectively. In connection with the merger with the former PAS, the Company became the successor to U.S. Federal net operating loss (NOLs) and tax credit carryforwards, as well as non-U.S. NOLs. The Company also has NOLs related to its Central European operations. As of fiscal year end 2001, the U.S. NOLs were $107.1 million and expire in 2003 through 2019, while the non-U.S. NOLs amounted to $289.3 million. Utilization of U.S. and non-U.S. NOLs is limited by both the U.S. Internal Revenue Code and by various international tax laws. The Company has provided a valuation allowance against substantially all of the non-U.S. NOLs. During 2001, the Company provided an after tax valuation allowance of $23 million against the U.S. NOLs, which was recorded as an adjustment to intangible assets. These valuation allowances reflect the uncertainty of the Company's ability to fully utilize these benefits given the limited carryforward periods permitted by the various taxing jurisdictions. Any future adjustments to the NOLs succeeded to the Company, in connection with the merger with the former PAS, will be recorded as an adjustment to intangible assets.

7.   Sales of Receivables

     In the fourth quarter of 2000, Whitman Finance, a special purpose entity and wholly-owned subsidiary of the Company, entered into an agreement (the Securitization) with a major U.S. financial institution to sell an undivided interest in its receivables. The agreement involves the sale of receivables by certain of the Company's domestic subsidiaries to Whitman Finance, which in turn sells an undivided interest in a revolving pool of receivables to the financial institution. Costs related to this arrangement, including losses on the sale of receivables, are included in interest expense.

     The facility was fully utilized as of fiscal year end 2001 and 2000. As a result, receivables for which an undivided ownership interest was sold under the program totaled $210.8 million and $217.4 million at fiscal year end 2001 and 2000, respectively, yielding cash proceeds from the revolving facility of $150 million. This resulted in a $150 million reduction in the Company's balances of receivables and short-term debt. The receivables were sold to the financial institution at a discount, which resulted in losses of $6.3 million and $0.7 million in 2001 and 2000, respectively. The retained undivided interest of $56.5 million and $63.1 million is included in receivables, at fair value, as of fiscal year end 2001 and 2000, respectively. The fair value incorporates expected credit losses, which are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category. Since substantially all receivables sold to Whitman Finance carry 30-day terms of payment, the retained interest is not discounted. The weighted-average key credit loss assumption used in measuring the retained interests at the date of the Securitization and as of fiscal year end 2001 and 2000, including the sensitivity of the current fair value of retained interests as of fiscal year end 2001 to immediate 10 percent and 20 percent adverse changes in the credit loss assumption, are as follows (in millions):

                                                                                               As of Fiscal Year End 2001
                                                                                     ------------------------------------
                                         Date of Initial       As of Fiscal                        10% Adverse        20% Adverse
                                          Securitization      Year End 2000         Actual            Change            Change
                                          --------------      -------------         ------            ------            ------
     Expected credit losses                     3.3%                3.3%                2.6%            2.9%              3.1%
     Fair value of retained interests         $66.7               $63.1               $56.5           $56.0             $55.5

     The above sensitivity analysis is hypothetical and should be used with caution. Changes in fair value based on a 10 or 20 percent variation should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear. Whitman Finance's total delinquencies (receivables over 60 days past due) as of fiscal year end 2001 and 2000 were $7.8 million and $9.8 million, respectively. Whitman Finance's credit losses were $3.7 million in 2001. Due to the timing of the Securitization, Whitman Finance's credit losses were not significant in 2000.

8.   Debt
     Long-term debt as of fiscal year end 2001 and 2000 consisted of the following (in millions):

                                                                                               2001           2000
                                                                                           -----------    -----------
                  5.79% notes due 2013 (remarketable in 2003)                              $     150.0    $        --
                  5.95% notes due 2006                                                           200.0             --
                  6.0% notes due 2004                                                            150.0          150.0
                  6.375% notes due 2009                                                          150.0          150.0
                  9.75% notes due 2003                                                              --          125.9
                  7.5% notes due 2003                                                            125.0          125.0
                  7.29% and 7.44% notes due 2026 ($100 million and
                    $25 million due 2004 and 2008, respectively, at option of note
                    holder)                                                                      125.0          125.0
                  6.5% notes due 2006                                                            100.0          100.0
                  7.5% notes due 2001                                                               --           75.0
                  6.9% notes due 2005                                                             60.0           60.0
                  Various other debt                                                              21.6           27.0
                  Fair value adjustment from interest rate swaps                                  (1.1)            --
                  Unamortized premium (discount)                                                   2.9           (2.7)
                                                                                           -----------    -----------
                    Total debt                                                                 1,083.4          935.2
                  Less: amount classified as short-term debt                                        --           75.1
                                                                                           -----------    -----------
                  Total long-term debt                                                     $   1,083.4    $     860.1
                                                                                           ===========    ===========

     The Company maintains revolving credit agreements with maximum borrowings of $500 million, which act as a back-up for the Company's commercial paper program; giving the Company a total of $500 million available under the commercial paper program and revolving credit facilities combined. In addition, the Company from time to time borrows funds under unsecured money market loans. The interest rates on the revolving credit facility, expiring in 2004, are based primarily on the London Interbank Offered Rate (LIBOR). There were no borrowings under the revolving credit facility as of fiscal year end 2001 or 2000. The weighted-average borrowings under the commercial paper program and money market loans during 2001 and 2000 were $272.3 million and $372.1 million, respectively. The Company is in compliance with all covenants under its debt agreements.

     In January 2001, the Company redeemed the 9.75 percent notes due 2003 with a face value of $120 million at a rate, including premium, of 104.875. During February and March 2001, the Company issued $200 million and $150 million of notes with coupon rates of 5.95 percent due 2006 and 5.79 percent due 2013, respectively. The notes issued in March 2001 will be mandatorily redeemed by the Company in March 2003. At that time, the underwriter has the option to purchase and reissue the notes with an additional 10 years to maturity and a new stated interest rate.

     The amounts of long-term debt, excluding obligations under capital leases, scheduled to mature in the next five years are as follows (in millions):

                    Fiscal
                     Year                   Amount
                    ------                  ------

                     2002                  $    --
                     2003                    275.0
                     2004                    250.0
                     2005                     61.0
                     2006                    300.0

     The fair market value of the Company's floating rate debt as of fiscal year end 2001 approximated its carrying value. The Company's fixed rate debt had a carrying value of $884.5 million, as adjusted for the conversion of certain fixed rate notes to floating rate through the use of swap contracts (see Note
10), and an estimated fair market value of $912.6 million as of fiscal year end 2001. The fair market value of the fixed rate debt was based upon quotes from financial institutions for instruments with similar characteristics or upon discounting future cash flows.

9.   Leases

     As of fiscal year end 2001, annual minimum rental payments required under capital leases and operating leases that have initial noncancelable terms in excess of one year were as follows (in millions):

                                                   Capital      Operating
                                                   Leases       Leases
                                                   ------       ------
      2002                                         $  0.7       $ 17.7
      2003                                            0.4         14.8
      2004                                            0.1         11.7
      2005                                             --          7.3
      2006                                             --          4.8
      Thereafter                                       --         16.1
                                                   ------       ------
      Total minimum lease payments                    1.2       $ 72.4
                                                   ======       ======
      Less:  imputed interest                        (0.1)
                                                   ------
      Present value of minimum lease payments      $  1.1
                                                   ======

     Total rent expense applicable to operating leases amounted to $21.5 million, $17.8 million and $19.1 million in 2001, 2000 and 1999, respectively. During 2000, the Company assumed the operating lease commitments of the former PAS (see Note 2) and renewed several long-term operating lease commitments. A majority of the Company's leases provide that the Company pays taxes, maintenance, insurance and certain other operating expenses.

10.  Financial Instruments

     The Company uses derivative financial instruments to reduce the Company's exposure to adverse fluctuations in commodity prices. These financial instruments are "over-the-counter" instruments and were designated at their inception as hedges of underlying exposures. The Company does not use derivative financial instruments for trading purposes.

     The Company enters into derivative financial instruments to hedge future fluctuations in aluminum prices. Each instrument hedges price fluctuations on a portion of the Company's aluminum can requirements. Because of the high correlation between aluminum commodity prices and the Company's contractual cost of aluminum cans, the Company considers these hedges to be highly effective. During 2001, the Company began entering into derivative financial instruments to hedge against volatility in future cash flows on anticipated diesel fuel purchases, the prices of which are indexed to diesel fuel market prices. As of fiscal year end 2001, the Company has hedged a portion of its future domestic aluminum and diesel fuel requirements into fiscal 2003. As of fiscal year end 2001, the Company had deferred $7.9 million ($4.8 million net of tax) of aluminum and fuel hedging losses in accumulated other comprehensive income, a majority of which will be reclassified into cost of goods sold during fiscal 2002.

     During 2001, the Company entered into swap contracts with an aggregate notional amount of $200 million to convert a portion of its fixed rate debt to floating rate debt, with the objective of reducing overall borrowing costs. These swaps are accounted for as fair value hedges, since they hedge against the fair value of fixed rate debt resulting from fluctuations in interest rates. The fair value of the interest rate swaps as of fiscal year end 2001 was ($1.1) million, which is reflected in "Other liabilities" on the Consolidated Balance Sheets, with a corresponding decrease in "Long-term debt" representing the change in fair value of the fixed rate debt. The fair value adjustment had no earnings impact since the swaps are considered highly effective in eliminating the interest rate risk of the fixed rate debt they are hedging.

11.  Pension and Other Postretirement Plans

Company-sponsored defined benefit pension plans. Salaried employees were provided pension benefits based on years of service and generally were limited to a maximum of 20 percent of the employee's average annual compensation during the five years preceding retirement. Plans covering non-union hourly employees generally provided benefits of stated amounts for each year of service. Plan assets are invested primarily in common stocks, corporate bonds and government securities. In connection with the integration of the former Whitman Corporation and former PAS domestic benefit plans during the first quarter of 2001, the Company amended its pension plans to freeze pension benefit accruals for substantially all salaried and non-union employees effective December 31, 2001. Employees age 50 or older with 10 or more years of vesting service were grandfathered such that they will continue to accrue benefits after December 31, 2001 based on their final average pay as of December 31, 2001. As a result of this plan amendment, the Company recognized a one-time curtailment gain of $8.9 million ($5.4 million after taxes). The existing domestic salaried and non-union pension plans were replaced by an additional Company contribution to the 401(K) plan beginning January 1, 2002.

     Net periodic pension cost for 2001, 2000 and 1999 included the following components (in millions):

                                             2001        2000        1999
                                            ------      ------      ------
     Service cost                           $  5.2      $  5.4      $  5.1
     Interest cost                             8.0         7.7         7.0
     Expected return on plan assets          (11.3)       (9.4)       (8.6)
     Amortization of actuarial loss           (0.7)       (0.9)         --
     Amortization of transition asset         (0.2)       (0.2)       (0.2)
     (Curtailment) settlement                 (8.9)        0.1          --
     Amortization of prior service cost       (0.2)        1.0         1.0
                                            ------      ------      ------
     Net periodic pension (benefit) cost    $ (8.1)     $  3.7      $  4.3
                                            ======      ======      ======

     The following tables outline the changes in benefit obligations and fair values of plan assets for the Company's pension plans and reconciles the pension plans' funded status to the amounts recognized in the Company's balance sheets as of fiscal year end 2001 and 2000 (in millions):

                                                           2001         2000
                                                         -------      -------
     Benefit obligation at beginning of year             $ 115.6      $ 104.5
     Service cost                                            5.2          5.4
     Interest cost                                           8.0          7.7
     Amendments, including curtailment                     (14.5)         0.3
     Actuarial loss (gain)                                  11.8         (2.9)
     Acquisition                                              --          7.1
     Benefits paid                                          (9.9)        (6.5)
                                                         -------      -------
     Benefit obligation at end of year                   $ 116.2      $ 115.6
                                                         -------      -------


     Fair value of plan assets at beginning of year      $ 137.2      $ 115.2
     Actual return on plan assets                          (23.0)        16.5
     Employer contributions                                  7.5          2.4
     Acquisition                                              --          9.6
     Benefits paid                                          (9.9)        (6.5)
                                                         -------      -------
     Fair value of plan assets at end of year            $ 111.8      $ 137.2
                                                         -------      -------


     Funded status                                       $  (4.4)     $  21.6
     Unrecognized net actuarial loss (gain)                 15.9        (30.6)
     Unrecognized prior service cost                        (1.1)         4.2
     Unrecognized transition asset                            --         (0.2)
                                                         -------      -------
     Net amount recognized                               $  10.4      $  (5.0)
                                                         =======      =======

Net amounts recognized in the balance sheets consist of:
                                                           2001         2000
                                                         -------      -------
     Prepaid pension cost                                $  12.8      $   2.5
     Accrued pension liability                             (11.5)        (7.5)
     Intangible assets                                       2.4           --
     Accumulated other comprehensive loss                    6.7           --
                                                         -------      -------
     Net amount recognized                               $  10.4      $  (5.0)
                                                         =======      =======



     Accumulated other comprehensive loss is reflected in the Consolidated Balance Sheets net of tax. The Company uses September 30 as the measurement date for plan assets and obligations. Due in part to the depressed condition of the U.S. stock markets on September 30, 2001, the Company's pension plans are in a $4.4 million underfunded status overall according to the information presented above. The plan assets of the Company's pension plans as of fiscal year end 2001 were approximately $6.5 million higher than plan assets at the September 30 measurement date.

     Pension costs are funded in amounts not less than minimum levels required by regulation. The principal economic assumptions used in the determination of net periodic pension cost and benefit obligations were as follows:

     Net periodic pension cost:                                 2001         2000         1999
     --------------------------                             ----------   ----------   ----------
     Discount rates                                             7.75%        7.5%         6.5%
     Expected long-term rates of return on assets               9.50%        9.5%         9.5%
     Rates of increase in future compensation levels            5.25%        5.0%         4.0%

     Benefit obligation:                                        2001         2000
     -------------------                                    ----------   ----------
     Discount rates                                             7.25%        7.75%
     Rates of increase in future compensation levels            4.75%        5.25%

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $38.5 million, $38.3 million and $30 million, respectively, as of fiscal year end 2001 and $4.6 million, $3.7 million and zero, respectively, as of fiscal year end 2000.

Company-sponsored defined contribution plans. Substantially all U.S. salaried employees and certain U.S. hourly employees participate in voluntary, contributory defined contribution plans to which the Company makes partial matching contributions. Also, in connection with the aforementioned freeze of the Company's pension plans, the Company began making supplemental contributions in 2002 to substantially all U.S. salaried employees' and eligible hourly employees' 401(K) accounts regardless of the level of each employee's contributions. Company contributions to these plans amounted to $8.5 million, $7 million and $6.1 million in 2001, 2000 and 1999, respectively.

Multi-employer pension plans. The Company's subsidiaries participate in a number of multi-employer pension plans, which provide benefits to certain union employee groups of the Company. Amounts contributed to the plans totaled $3.9 million, $2.9 million and $3.9 million in 2001, 2000 and 1999, respectively.

Post-retirement benefits other than pensions. The Company provides substantially all former U.S. salaried employees who retired prior to July 1, 1989 and certain other employees in the U.S., including certain employees in the territories acquired from PepsiCo, with certain life and health care benefits. U.S. salaried employees retiring after July 1, 1989, except covered employees in the territories acquired from PepsiCo in 1999, generally are required to pay the full cost of these benefits. Effective January 1, 2000, non-union hourly employees are also eligible for coverage under these plans, but are also required to pay the full cost of the benefits. Eligibility for these benefits varies with the employee's classification prior to retirement. Benefits are provided through insurance contracts or welfare trust funds. The insured plans generally are financed by monthly insurance premiums and are based upon the prior year's experience. Benefits paid from the welfare trust are financed by monthly deposits which approximate the amount of current claims and expenses. The Company has the right to modify or terminate these benefits.

     Net periodic cost of post-retirement benefits other than pensions for 2001, 2000 and 1999 amounted to $1.2 million, $0.8 million and $0.6 million, respectively. The Company's post-retirement life and health benefits are not funded. The unfunded accrued post-retirement benefits amounted to $25.5 million as of fiscal year end 2001 and $25 million as of fiscal year end 2000.

Multi-employer post-retirement medical and life insurance. The Company's subsidiaries participate in a number of multi-employer plans which provide health care and survivor benefits to union employees during their working lives and after retirement. Portions of the benefit contributions, which cannot be disaggregated, relate to post-retirement benefits for plan participants. Total amounts charged against income and contributed to the plans (including benefit coverage during their working lives) amounted to $10.1 million, $10 million and $4.9 million in 2001, 2000 and 1999, respectively. Effective at the beginning of 2000, certain union employee groups terminated participation in PepsiCo-sponsored plans and began participation in multi-employer plans, which added $4.4 million of expense relative to multi-employer plans in 2000.

12.  Stock Options and Warrants

     The Company's Stock Incentive Plan (the Plan), originally approved by shareholders in 1982 and subsequently amended from time to time, provides for granting incentive stock options, nonqualified stock options, related stock appreciation rights (SARs), restricted stock awards, and performance awards or any combination of the foregoing. Generally, outstanding nonqualified stock options are exercisable during a ten-year period beginning one to three years after the date of grant. All options are granted at fair market value at the date of grant. There are no outstanding stock appreciation rights as of fiscal year end 2001.

     In connection with the merger with the former PAS (see Note 2), all outstanding stock options of the former PAS were converted to options to acquire shares of the Company's stock. No cash or other consideration was issued to employees, and the aggregate intrinsic value of each option immediately after the merger was not greater than the aggregate intrinsic value of each former PAS option immediately before the merger. Further, the ratio of the exercise price for each option to the market value per share was not reduced, and the vesting provisions and option period of each original grant remained the same. Accordingly, no new measurement date was established relative to the converted options.

     In connection with the transaction with PepsiCo, all shares granted prior to 1999 were vested in full during 1999.

     Changes in options outstanding are summarized as follows:

                                                                            Options Outstanding
                                                       ----------------------------------------------------------------
                                                                                Range of               Weighted-Average
                                                       Options                Exercise Prices            Exercise Price
                                                       -------                ---------------          ----------------
Balance, fiscal year end 1998                          6,881,921                 7.04 - 22.66                13.21
Granted                                                3,744,600                13.91 - 22.63                20.76
Exercised or surrendered                                (231,416)                7.04 - 16.13                10.61
Recaptured or terminated                                (154,489)               14.46 - 22.63                21.58
                                                      ----------
Balance, fiscal year end 1999                         10,240,616                 7.04 - 22.66                15.90
Granted                                                2,322,597                11.97 - 14.66                12.49
Exercised or surrendered                                (262,798)                7.04 - 12.19                 8.39
Recaptured or terminated                                (500,622)               11.45 - 22.63                16.66
Converted from former PAS options                      1,451,087                10.81 - 22.53                14.44
                                                      ----------
Balance, fiscal year end 2000                         13,250,880                 7.37 - 22.66                15.14
Granted                                                1,504,179                12.17 - 16.48                15.68
Exercised or surrendered                                (727,166)                7.37 - 15.88                 9.27
Recaptured or terminated                              (1,003,782)               11.97 - 22.63                17.30
                                                      ----------
Balance fiscal year end 2001                          13,024,111                 8.08 - 22.66                15.49
                                                      ==========

     The number of options exercisable as of fiscal year end 2001 was 9,861,793, with a weighted-average exercise price of $15.77, compared with options exercisable of 9,066,069 as of fiscal year end 2000 and 7,010,916 as of fiscal year end 1999 with weighted-average exercise prices of $15.37 and $13.79, respectively. As of fiscal year end 2001, there were 6,247,763 shares available for future grants, which includes shares remaining from the 8,000,000 shares provided for by the adoption of the 2000 Stock Incentive Plan in May, 2000. The following table summarizes information regarding stock options outstanding and exercisable as of fiscal year end 2001:

                                           Options Outstanding                                 Options Exercisable
                        --------------------------------------------------------  --------------------------------------------
                                            Weighted-Average
    Range of                 Options         Remaining Life     Weighted-Average         Options           Weighted-Average
Exercise Prices            Outstanding         (in years)        Exercise Price        Exercisable          Exercise Price
------------------      ------------------ ------------------ ------------------  --------------------- ----------------------
$8.08 -  $10.82            1,039,954               1.4            $   8.85              1,036,903           $      8.85
$11.26 - $16.78            8,700,797               6.7               14.23              5,944,344                 14.40
$16.94 - $22.66            3,283,360               7.1               20.94              2,880,546                 21.08
                        -------------                                             ---------------
Total Options             13,024,111               6.4               15.49              9,861,793                 15.77
                        =============                                             ===============

     SFAS No. 123, "Accounting for Stock-Based Compensation" requires, among other items, the Company to disclose either in the Consolidated Statements of Income or in the Notes to the Consolidated Financial Statements an estimate of the cost of stock options granted to employees. The Company has elected to continue to account for stock options granted to employees in accordance with the intrinsic value method under Accounting Principles Board Opinion No. 25. However, using the Black-Scholes model and the assumptions presented in the following table, the weighted-average estimated fair values at the dates of grant of options in 2001, 2000 and 1999 were $5.61, $4.60 and $6.43, respectively.

     The following table contains the Black-Scholes assumptions used:

                                                        2001             2000                1999
                                                        ----             ----                ----
       Risk-free interest rate                          4.9%             6.6%                5.0%
       Expected dividend yield                          0.4%             0.4%                0.9%
       Expected volatility                             32.2%            28.9%               27.8%
       Estimated lives of options (in years)            5.0              5.0                 5.0

     Based upon the above assumptions, the Company's net income (loss) and income (loss) per share, adjusted to reflect the disclosures required under SFAS No. 123, would have been (in millions, except per share amounts):

                                                                         2001                2000                1999
                                                                       --------            --------            --------
Pro forma income (loss):
     Income from continuing operations                                 $   82.4            $   64.4            $   37.3
     Income (loss) from discontinued operations                           (71.2)                8.9               (51.7)
                                                                       --------            --------            --------
     Net income (loss)                                                 $   11.2            $   73.3            $  (14.4)
                                                                       ========            ========            ========

Pro forma income (loss) per share - basic:
     Continuing operations                                             $   0.53            $   0.46            $   0.30
     Discontinued operations                                              (0.46)               0.07               (0.42)
                                                                       --------            --------            --------
     Net income (loss)                                                 $   0.07            $   0.53            $  (0.12)
                                                                       ========            ========            ========

Pro forma income (loss) per share - diluted:
     Continuing operations                                             $   0.53            $   0.46            $   0.30
     Discontinued operations                                             ( 0.46)               0.07               (0.42)
                                                                       --------            --------            --------
     Net income (loss)                                                 $   0.07            $   0.53            $  (0.12)
                                                                       ========            ========            ========

     The Company granted 136,014 restricted shares of stock at a weighted-average fair value (at the date of grant) of $16.475 in 2001, to key members of management under the Plan. The Company recognized compensation expense of $0.4 million in 2001 relating to these grants. At December 29, 2001, there were 101,612 restricted shares outstanding under the Plan. No restricted shares were granted in 2000 or 1999.

     In connection with the merger with the former PAS (see Note 2), the Company converted former PAS warrants to warrants to acquire shares of the Company's stock. The warrants are exercisable by Dakota Holdings, LLC and by V. Suarez & Co., Inc. for the purchase of 377,128 and 94,282 shares, respectively, of the Company's common stock at $24.79 per share, exercisable anytime until February 17, 2006. Dakota Holdings, LLC currently owns approximately 14.2 million shares of the Company's common stock.

13.  Shareholder Rights Plan and Preferred Stock

     On May 20, 1999, the Company adopted a Shareholder Rights Plan and declared a dividend of one preferred share purchase right (a Right) for each outstanding share of common stock, par value $0.01 per share, of the Company. The dividend was paid on June 11, 1999 to the shareholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, of the Company at a price of $61.25 per one one-hundredth of a share of such Preferred Stock, subject to adjustment. The Rights will become exercisable if someone buys 15 percent or more of the Company's common stock or following the commencement of, or announcement of an intention to commence, a tender or exchange offer to acquire 15 percent or more of the Company's common stock. In addition, if someone buys 15 percent or more of the Company's common stock, each right will entitle its holder (other than that buyer) to purchase, at the Right's $61.25 purchase price, a number of shares of the Company's common stock having a market value of twice the Right's $61.25 exercise price. If the Company is acquired in a merger, each Right will entitle its holder to purchase, at the Right's $61.25 purchase price, a number of the acquiring company's common shares having a market value at the time of twice the Right's exercise price. The plan was subsequently amended on August 18, 2000 in connection with the merger agreement with the former PAS. The amendment to the rights agreement provides that:

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

o Dakota Holdings will not be deemed an "Acquiring Person" (as defined in the rights agreement) so long as it is owned solely by Robert C. Pohlad, affiliates of Robert C. Pohlad, PepsiCo and/or affiliates of PepsiCo; and

o A "Distribution Date" (as defined in the rights agreement) will not occur solely by reason of the execution, delivery and performance of the PepsiAmericas merger agreement or the consummation of any of the transactions contemplated by such merger agreement.

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

     The Company has 12.5 million authorized shares of Preferred Stock. There is no Preferred Stock issued or outstanding.

14.  Supplemental Cash Flow Information

     Net cash provided by continuing operations reflects cash payments and cash receipts as follows (in millions):

                                           2001         2000         1999
                                         -------      -------      -------
     Interest paid                       $  85.8      $  84.7      $  64.4
     Interest received                       1.7          1.8          3.8
     Income taxes paid                      23.3         47.1         37.5
     Income tax refunds                      0.5          2.1          1.0


15. Environmental and Other Contingencies

     The Company is subject to certain indemnification obligations under certain agreements with previously sold subsidiaries, including potential environmental liabilities. There is significant uncertainty in assessing the Company's share of the potential liability for such indemnification. The assessment and determination for cleanup at the various sites involved is inherently speculative during the early stages, and the Company's indemnification obligation for such costs is subject to various factors, including the allocation of liabilities among many other potentially responsible and financially viable parties.

     In fiscal 2001, the Company engaged outside consultants to assist it in estimating its liabilities. The outside consultants provided the Company with an estimate of the most likely costs of remediating the sites. Their estimates are based on their evaluations of the characteristics and parameters of the sites, including results from field inspections, test borings and water flows. Their estimates are based upon the use of current technology and remediation techniques, and do not take into consideration any inflationary trends upon such claims or expenses. Based upon these estimates, the Company recorded a charge to discontinued operations in the fourth quarter of 2001 of $111 million. The estimated costs associated with each of the sites discussed below are included in the aggregate accrued liabilities the Company has recorded. The Company expects a significant portion of the accrued liabilities will be disbursed during the next 10 years.

     The Company continues to have environmental exposure related to the remedial action required at a facility in Portsmouth, Virginia for which the Company has an indemnity obligation. This is a superfund site which the United States Environmental Protection Agency (EPA) required be remediated. Through 2001, the Company had made indemnity payments of an estimated $38.5 million (net of $3.1 million of recoveries from other responsible parties) for remediation of the Portsmouth site (consisting principally of soil treatment and removal) and has accrued and expects to incur an estimated $4.9 million to complete the remediation, administration and legal defense costs over the next several years.

     The Company also has financial exposure related to certain remedial actions required at a facility which manufactured hydraulic and related equipment in Willits, California. The plant site is contaminated by various chemicals and metals. In August 1997, a final consent decree was issued in the case of the People of the State of California and the City of Willits, California v. Remco Hydraulics, Inc. This final consent decree was amended in December 2000 and established a trust whose officers are obligated to investigate and clean up this site. The Company is currently funding the investigation and interim remediation costs on a year to year basis according to the final consent decree. Through 2001, the Company has made indemnity payments of an estimated $18 million for investigation and remediation at the Willits site (consisting principally of soil removal, groundwater and surface/water treatment). The Company has accrued $45 million for future remediation and trust administration costs, with the majority of this amount being spent in the next several years. In addition, two lawsuits have been filed in California, which name several defendants including former subsidiaries of the Company. The lawsuits allege that the Company and its former subsidiaries are liable for personal injury and/or property damage resulting from environmental contamination at the facility. There are currently approximately 1,000 plaintiffs in the lawsuits seeking an unspecified amount of damages, punitive damages, injunctive relief and medical monitoring damages. The Company is actively defending the lawsuits. At this time, the Company does not believe these lawsuits are material to the business or financial condition of the Company, although the outcome of the lawsuits cannot be predicted with certainty and could be material to the Company's results of operations or cash flows in a given period.

     The Company also has liability related to several investigations regarding on-site and off-site disposal of wastes generated at a facility in Mahwah, New Jersey, for which the Company has certain indemnity obligations. Through 2001, the Company has not indemnified a significant amount for remediation but has accrued $18 million for certain remediation, long-term monitoring and administration expenses, which are expected to be incurred over the next several years.

     Although the Company has certain indemnification obligations for environmental liabilities at a number of other sites, including several superfund sites, it is not anticipated that the expense involved at any specific site would have a material effect on the Company. In the case of some of the other sites, the volumetric contribution for which the Company has an obligation has in most cases been estimated and other large, financially viable parties are responsible for substantial portions of the remainder.

     As of fiscal year end 2001, the Company had $131.2 million accrued to cover potential indemnification obligations, including $20 million classified as current liabilities, which excludes possible insurance recoveries and is determined on an undiscounted cash flow basis. The estimated indemnification liabilities include expenses for the remediation of identified sites, payments to third parties for claims and expenses, and the expenses of on-going evaluations and litigation.

     During the second quarter of 2000, a trust was established that will be used to satisfy a portion of the future indemnification obligations. As a result of the establishment of the trust, the Company removed from its consolidated balance sheet a portion of its existing liabilities to which the trust is expected to be responsive. No payments were made by the Trust during 2000 or 2001, and the Trust held $34.3 million as of fiscal year end 2001. The Company and its previously sold subsidiaries have in the past successfully negotiated settlements with insurance companies and other responsible parties related to underlying liabilities, including recoveries of $6.2 million in 2001. Receivables of $25 million for future amounts anticipated from insurance companies and other responsible parties were included as assets on the Company's consolidated balance sheet as of fiscal year end 2001.

     The Company has contingent liabilities from various pending claims and litigation on a number of matters, including indemnification claims under agreements with certain previously sold subsidiaries for products liability and toxic torts. The ultimate liability for these claims cannot be determined. In the opinion of management, based upon information currently available, the ultimate resolution of these claims and litigation, including potential environmental exposures, and considering amounts already accrued, should not have a material effect on the Company's financial condition, although amounts recorded in a given period could be material to the results of operations or cash flows for that period.

     Existing environmental liabilities associated with the Company's continuing operations are not material.

16.  Segment Reporting

     The Company operates in one industry, carbonated soft drinks and other ready-to-drink beverages, split into two geographic areas - Domestic and International. The Company does business in 18 states in the U.S., and outside the U.S. the Company does business in Poland, Hungary, the Czech Republic, Republic of Slovakia, Puerto Rico, Jamaica, Barbados, the Bahamas and Trinidad and Tobago.

     Selected financial information related to the Company's geographic segments is shown below (in millions):

                                                                      Sales                     Operating Income (Loss)
                                                          ------------------------------   ------------------------------
                                                            2001       2000       1999       2001       2000       1999
                                                          --------   --------   --------   --------   --------   --------
                  Domestic                                $2,726.4    2,242.8   $1,951.4   $  297.0   $  246.7   $  228.3
                  International                              444.3      284.8      186.8      (28.6)     (23.7)     (46.8)
                                                          --------   --------   --------   --------   --------   --------
                    Total                                 $3,170.7   $2,527.6   $2,138.2      268.4      223.0      181.5
                                                          ========   ========   ========
                  Interest expense, net                                                       (90.8)     (84.0)     (63.9)
                  Other (expense) income, net                                        `         (3.7)       2.1      (46.0)
                                                                                           --------   --------   --------
                    Pretax income                                                          $  173.9   $  141.1   $   71.6
                                                                                           ========   ========   ========

                                                                      Capital                       Depreciation
                                                                    Investments                   and Amortization
                                                          ------------------------------   ------------------------------
                                                            2001       2000       1999        2001      2000       1999
                                                          --------   --------   --------   --------   --------   --------
                  Domestic                                $  180.5   $  137.7   $  145.9   $  160.8   $  132.5   $   99.3
                  International                               38.1       27.7       19.5       38.9       31.5       24.9
                                                          --------   --------   --------   --------   --------   --------
                    Total operating                       $  218.6   $  165.4   $  165.4      199.7      164.0      124.2
                                                          ========   ========   ========
                  Non-operating                                                                 2.4        2.4        2.4
                                                                                           --------   --------   --------
                    Total                                                                  $  202.1   $  166.4   $  126.6
                                                                                           ========   ========   ========

                                                                Assets                      Long-Lived Assets
                                                          -------------------              -------------------
                                                            2001       2000                  2001       2000
                                                          --------   --------              --------   --------
                  Domestic                                $2,931.9   $2,833.2              $2,518.8   $2,437.3
                  International                              376.0      396.0                 274.1      282.3
                                                          --------   --------              --------   --------
                    Total operating                        3,307.9    3,229.2               2,792.9    2,719.6
                  Non-operating                              111.4      106.4                  68.1       74.2
                                                         ---------   --------              --------   --------
                    Total                                 $3,419.3   $3,335.6              $2,861.0   $2,793.8
                                                          ========   ========              ========   ========

     Operating income is exclusive of net interest expense, other miscellaneous income and expense items, and income taxes. In 2001, the Company recorded special charges of $13.8 million (see Note 4), which reduced reported operating income for domestic and international operations by $6.3 million and $7.5 million, respectively. Also in 2001, the Company recorded a gain on pension curtailment (see Note 11) that increased reported domestic operating income by $8.9 million. In 2000, the Company recorded special charges of $21.7 million (see Note 4), which reduced the reported domestic operating income. In 1999, the Company recorded special charges of $27.9 million (see Note 4), which reduced reported operating income for domestic and international operations by $7.3 million and $20.6 million, respectively. Foreign currency gains or losses in the periods presented above were not significant. There were no export sales, and sales between geographic areas were insignificant. Sales to any single customer and sales to domestic or non-U.S. governments were individually less than ten percent of consolidated sales.

     Non-operating assets are principally cash and equivalents, investments, property and miscellaneous other assets, including $29.1 million and $30.3 million of real estate investments as of fiscal year end 2001 and 2000, respectively. Long-lived assets represent net property, investments and net intangible assets. Certain prior year amounts have been reclassified to conform to the current year presentation.

17.  Transactions with PepsiCo

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

     The Consolidated Statements of Income include the following income and (expense) transactions with PepsiCo:

                                                                2001          2000           1999
                                                            ----------     ----------     ----------
     Net sales                                              $     71.5     $     49.2     $     39.8
     Cost of goods sold                                         (694.1)        (505.0)        (384.8)
     Selling, delivery and administrative expenses                45.5           29.2           43.9

     Increased support reflected in net sales and selling, delivery and administrative expenses in 2001, as well as higher purchases reflected in cost of goods sold in 2001, are due in part to increased activity associated with the additional territories acquired in the merger with the former PAS.

18.  Selected Quarterly Financial Data
     (unaudited and in millions, except for earnings per share)

                                                            First        Second         Third         Fourth        Fiscal
                                                           Quarter       Quarter       Quarter        Quarter        Year
                                                         ----------    ----------    ----------     ----------    ----------
2001:
----
Sales                                                    $    705.4    $    856.8    $    847.1     $    761.4    $  3,170.7
                                                         ----------    ----------    ----------     ----------    ----------
Gross profit                                             $    277.1    $    343.0    $    339.5     $    299.0    $  1,258.6
                                                         ----------    ----------    ----------     ----------    ----------
Income from continuing operations                        $     12.8    $     35.4    $     32.7     $      9.2    $     90.1
Loss from discontinued operations                                --            --            --          (71.2)        (71.2)
                                                         ----------    ----------    ----------      ----------    ---------
Net income (loss)                                        $     12.8    $     35.4    $     32.7     $    (62.0)   $     18.9
                                                         ==========    ==========    ==========     ==========    ==========
Weighted average common shares:
  Basic                                                       155.8         156.3         156.3          155.2         155.9
  Incremental effect of stock options                           1.0           0.7           0.6            0.4           0.7
                                                         ----------    ----------    ----------     ----------    ----------
  Diluted                                                     156.8         157.0         156.9          155.6         156.6
                                                         ==========    ==========    ==========     ==========    ==========
Income (loss) per share - basic:
  Continuing operations                                  $     0.08    $     0.23    $     0.21     $     0.06    $     0.58
  Discontinued operations                                        --            --            --          (0.46)        (0.46)
                                                         ----------    ----------    ----------     ----------    ----------
  Net income (loss)                                      $     0.08    $     0.23    $     0.21     $    (0.40)   $     0.12
                                                         ==========    ==========    ==========     ==========    ==========
Income (loss) per share - diluted:
  Continuing operations                                  $     0.08    $     0.23    $     0.21     $     0.06    $     0.58
  Discontinued operations                                        --            --            --          (0.46)        (0.46)
                                                         ----------    ----------    ----------     ----------    ----------
  Net income (loss)                                      $     0.08    $     0.23    $     0.21     $    (0.40)   $     0.12
                                                         ==========    ==========    ==========     ==========    ==========

2000:
----
Sales                                                    $    548.9    $    682.6    $    655.2     $    640.9    $  2,527.6
                                                         ----------    ----------    ----------     ----------    ----------
Gross profit                                             $    229.2    $    279.1    $    269.0     $    256.1    $  1,033.4
                                                         ----------    ----------    ----------     ----------    ----------
Income from continuing operations                        $     10.2    $     30.6    $     28.9     $      1.8    $     71.5
Income from discontinued operations                              --           8.9            --             --           8.9
                                                         ----------    ----------    ----------     ----------    ----------
Net income                                               $     10.2    $     39.5    $     28.9     $      1.8    $     80.4
                                                         ==========    ==========    ==========     ==========    ==========
Weighted average common shares:
  Basic                                                       138.1         136.4         136.3          145.4         139.0
  Incremental effect of stock options                           0.4           0.3           0.6            0.6           0.5
                                                         ----------    ----------    ----------     ----------    ----------
  Diluted                                                     138.5         136.7         136.9          146.0         139.5
                                                         ==========    ==========    ==========     ==========    ==========
Income per share - basic:
  Continuing operations                                  $     0.07    $     0.22    $     0.21     $     0.01    $     0.51
  Discontinued operations                                        --          0.07            --             --          0.07
                                                         ----------    ----------    ----------     ----------    ----------
  Net income                                             $     0.07    $     0.29    $     0.21     $     0.01    $     0.58
                                                         ==========    ==========    ==========     ==========    ==========
Income per share - diluted:
  Continuing operations                                  $     0.07    $     0.22    $     0.21     $     0.01    $     0.51
  Discontinued operations                                        --          0.07            --             --          0.07
                                                         ----------    ----------    ----------     ----------    ----------
  Net income                                             $     0.07    $     0.29    $     0.21     $     0.01    $     0.58
                                                         ==========    ==========    ==========     ==========    ==========

                      PEPSIAMERICAS, INC. AND SUBSIDIARIES

                             ----------------------

                                    EXHIBITS


                   FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

                       FISCAL YEAR ENDED DECEMBER 29, 2001

                                  EXHIBIT INDEX

Exhibit No.  Description of Exhibit
-----------  ----------------------
3.1 Restated Certificate of Incorporation (incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-64292) filed on June 29, 2001).
3.2 By-Laws, as amended and restated on February 16, 2001 (incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-64292) filed on June 29, 2001).

4.1 First Supplemental Indenture dated as of May 20, 1999, to the Indenture dated as of January 15, 1993, between Whitman Corporation and The First National Bank of Chicago, as Trustee, (incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-15019) filed on August 17, 1999).
4.2 Rights Agreement, dated as of May 20, 1999, between Whitman Corporation and First Chicago Trust Company of New York (incorporated by reference to the Company's Registration Statement on Form 8-A (File No. 001-15019) filed on May 25, 1999).
4.3 Amendment, as of August 18, 2000, to the Rights Agreement, dated as of May 20, 1999, between Whitman Corporation and First Chicago Trust Company of New York as amended and restated on February 16, 2001, dated as of May 20, 1999, between the Company and First Chicago Trust Company of New York, as Rights Agent (incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-64292) filed on September 22, 2000).

10.1 Revised Stock Incentive Plan, as Adopted May 20, 1999 (incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-15019) filed on August 17, 1999).
10.2 Form of Change in Control Agreement dated May 21, 1999 (incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-15019) filed on August 17, 1999).
10.3 Deferred Compensation Plan for Directors, as Adopted May 20, 1999 (incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-15019) filed on August 17, 1999).
10.4 1982 Stock Option, Restricted Stock Award and Performance Award Plan (as amended through June 16, 1989) (incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-15019) filed on August 17, 1999).
10.5 Amendment No. 2, as of September 1, 1992, to 1982 Stock Option, Restricted Stock Award and Performance Award Plan made as of September 1, 1992 (incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-15019) filed on August 17, 1999).
10.6 Stock Incentive Plan, as amended through February 19, 1993 (incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-15019) filed on August 17, 1999).
10.7 Executive Retirement Plan, as Amended and Restated Effective January 1, 1998 (incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-15019) filed on August 17, 1999).
10.8 Employment Extension Agreement dated as of January 1, 2000 between the Company and Bruce S. Chelberg (incorporated by reference to the Company's Annual Report on Form 10-K (File No. 001-15019) filed on March 15, 2000).
10.9 Employment Extension Agreement dated as of January 1, 2000 between the Company and Lawrence J. Pilon (incorporated by reference to the Company's Annual Report on Form 10-K (File No. 001-15019) filed on March 15, 2000).
10.10 Letter Agreement dated November 30, 2000 between the Company and Dr. Archie R. Dykes (incorporated by reference to the Company's Annual Report on Form 10-K (File No. 001-15019) filed on March 27,
             2001).
10.11 2000 Stock Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 (File No. 333-36994) filed on May 12, 2000.
10.12 PepsiAmericas, Inc. 1999 Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-46368) filed on December 21, 2000).

10.13 Pepsi-Cola Puerto Rico Bottling Company Qualified Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-46368) filed on December 21, 2000).
10.14 Pepsi-Cola Puerto Rico Bottling Company Non-Qualified Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-46368) filed on December 21,
             2000).
10.15 Letter Agreements dated November 30, 2000 between the Company and Peter M. Perez (incorporated by reference to the Company's Annual Report on Form 10-K (File No. 001-15019) filed on March 27, 2001).
10.16 Letter Agreements dated November 30, 2000 between the Company and Larry D. Young (incorporated by reference to the Company's Annual Report on Form 10-K (File No. 001-15019) filed on March 27, 2001).
10.17 Amended and Restated Shareholder Agreement, dated as of November 30, 2000, between Whitman Corporation and PepsiCo, Inc. (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed on December 1, 2000).
10.18 Shareholder Agreement, dated November 30, 2000, among Whitman Corporation, Pohlad Companies, Dakota Holdings, LLC and Robert Pohlad (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed on December 1, 2000).
10.19 Form of Master Bottling Agreement between PepsiCo, Inc. and PepsiAmericas, Inc.
10.20 Form of Master Fountain Syrup Agreement between PepsiCo, Inc. and PepsiAmericas, Inc.
10.21 Amendment, dated December 12, 2001, to Letter Agreement dated November 30, 2000 between the Company and Dr. Archie R. Dykes.

12           Statement of Calculation of Ratio of Earnings to Fixed Charges.

21           Subsidiaries of the Company.

23           Consent of Independent Auditors.

24           Powers of Attorney.