Form 10-Q
period 2002-03-30
PEPSIAMERICAS INC/IL/
filed 2002-05-14
CIK 1084230

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 30, 2002
                                     --------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to _______

                        Commission File Number 001-15019

                               PEPSIAMERICAS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                     13-6167838
------------------------------------             -------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                  Identification Number)


3880 Dain Rauscher Plaza, 60 South Sixth Street
            Minneapolis, Minnesota                              55402
-----------------------------------------------              ----------
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

                                             YES   /x/     NO   / /

As of April 26, 2002, the Registrant had 154,626,885 outstanding shares of common stock, par value $0.01 per share, the Registrant's only class of common stock.

                                    CONTENTS

PART I   FINANCIAL INFORMATION
         Item 1. Financial Statements
                   Condensed Consolidated Statements of Income               2
                   Condensed Consolidated Balance Sheets                     3
                   Condensed Consolidated Statements of Cash Flows           4
                   Notes to Condensed Consolidated Financial Statements      5
         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       10
         Item 3. Quantitative and Qualitative Disclosures About
                   Market Risk                                               13

PART II  OTHER INFORMATION
         Item 1. Legal Proceedings                                           14
         Item 5. Other Information                                           14
         Item 6. Exhibits and Reports on Form 8-K                            14

SIGNATURE                                                                    15

                              PEPSIAMERICAS, INC.
                                   FORM 10-Q
                               FIRST QUARTER 2002

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (unaudited and in millions, except per share data)

                                                                                           First Quarter
                                                                             -------------------------------------
                                                                                 2002                      2001
                                                                             ----------                  ---------
Sales                                                                        $    737.0                  $   705.4
Cost of goods sold                                                                443.1                      428.3
                                                                             ----------                  ---------
    Gross profit                                                                  293.9                      277.1
Selling, delivery and administrative expenses                                     235.0                      222.3
Amortization expense                                                                 --                       12.3
Special charges                                                                      --                        4.6
Gain on pension curtailment                                                          --                       (8.9)
                                                                             ----------                  ---------
    Operating income                                                               58.9                       46.8
Interest expense, net                                                             (18.2)                     (24.5)
Other (expense) income, net                                                        (2.4)                       1.5
                                                                             ----------                  ---------
    Income before income taxes                                                     38.3                       23.8
Income taxes                                                                       14.9                       11.0
                                                                             ----------                  ---------
    Net income                                                               $     23.4                  $    12.8
                                                                             ==========                  =========
Weighted average common shares:
   Basic                                                                          154.1                      155.8
   Incremental effect of stock options                                              0.4                        1.0
                                                                             ----------                  ---------
   Diluted                                                                        154.5                      156.8
                                                                             ==========                  =========
Net income per share - basic                                                 $     0.15                  $    0.08
                                                                             ==========                  =========
Net income per share - diluted                                               $     0.15                  $    0.08
                                                                             ==========                  =========
Cash dividends per share                                                     $     0.04                  $    0.04
                                                                             ==========                  =========

See accompanying notes to condensed consolidated financial statements.

                              PEPSIAMERICAS, INC.
                                   FORM 10-Q
                               FIRST QUARTER 2002

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in millions, except per share data)

                                                                                    End of              End of
                                                                                 First Quarter        Fiscal Year
                                                                                     2002                2001
                                                                                --------------      --------------
                                                                                 (unaudited)
ASSETS:
Current assets:
     Cash and equivalents                                                       $       65.9       $        64.4
     Receivables                                                                       233.1               197.1
     Inventories                                                                       172.1               173.4
     Other current assets                                                               60.0                45.9
                                                                                ------------       -------------
         Total current assets                                                          531.1               480.8
Property (at cost)                                                                   1,849.0             1,821.0
Accumulated depreciation                                                              (778.5)             (753.9)
                                                                                ------------       -------------
     Net property                                                                    1,070.5             1,067.1
                                                                                ------------       -------------
Intangible assets, net                                                               1,749.6             1,749.3
Investments and other assets                                                           119.6               122.1
                                                                                ------------       -------------
     Total assets                                                               $    3,470.8       $     3,419.3
                                                                                ============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
     Short-term debt, including current maturities of long-term debt            $      585.3       $       255.2
     Payables                                                                          215.7               216.5
     Other current liabilities                                                         157.6               181.0
                                                                                ------------       -------------
         Total current liabilities                                                     958.6               652.7
                                                                                ------------       -------------
Long-term debt                                                                         809.0             1,083.4
Deferred income taxes                                                                   75.7                68.9
Other liabilities                                                                      181.2               184.0
Shareholders' equity:
     Preferred stock ($0.01 par value, 12.5 million shares authorized;
         no shares issued)                                                               --                   --
     Common stock ($0.01 par value, 350.0 million shares authorized;
         167.6 million shares issued)                                                1,541.6             1,546.7
     Retained income                                                                   170.1               163.3
     Accumulated other comprehensive loss:
         Cumulative translation adjustment                                             (28.1)              (25.1)
         Net unrealized investment gain and cash flow hedging losses                    (4.4)               (4.7)
         Minimum pension liability adjustment                                           (4.1)               (4.1)
                                                                                ------------       -------------
              Accumulated other comprehensive loss                                     (36.6)              (33.9)
                                                                                ------------       -------------
     Treasury stock (13 million shares - 2002 and
         14 million shares - 2001)                                                    (228.8)             (245.8)
                                                                                ------------       -------------
Total shareholders' equity                                                           1,446.3             1,430.3
                                                                                ------------       -------------
     Total liabilities and shareholders' equity                                 $    3,470.8       $     3,419.3
                                                                                ============       =============

See accompanying notes to condensed consolidated financial statements.

                              PEPSIAMERICAS, INC.
                                   FORM 10-Q
                               FIRST QUARTER 2002

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited and in millions)

                                                                                              First Quarter
                                                                                     ------------------------------
                                                                                         2002              2001
                                                                                     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                                                    $      23.4       $      12.8
Adjustments to reconcile to net cash provided by operating activities:
   Depreciation and amortization                                                            40.7              50.0
   Deferred income taxes                                                                     5.8               3.8
   Gain on pension curtailment                                                                --              (8.9)
   Special charges                                                                            --               4.6
   Cash outlays related to special charges                                                  (1.8)            (11.8)
   Other                                                                                     2.9              (1.4)
Changes in assets and liabilities, exclusive of acquisitions and divestitures:
   (Increase) decrease in receivables                                                      (36.0)              8.2
   Decrease (increase) in inventories                                                        1.3              (7.2)
   (Decrease) increase in payables                                                          (0.8)              0.4
   Net change in other assets and liabilities                                              (34.6)            (31.4)
                                                                                     -----------       -----------
     Net cash provided by operating activities                                               0.9              19.1
                                                                                     -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Franchises and companies acquired, net of cash acquired                                     (2.7)             (5.1)
Capital investments, net of proceeds from asset sales                                      (49.8)            (37.7)
Proceeds from sales of investments                                                            --               1.6
                                                                                     -----------       -----------
   Net cash used in investing activities                                                   (52.5)            (41.2)
                                                                                     -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings of short-term debt                                              55.6            (205.2)
Proceeds from issuance of long-term debt                                                      --             352.7
Repayment of long-term debt                                                                   --            (127.7)
Issuance of common stock                                                                     1.1               6.6
                                                                                     -----------       -----------
   Net cash provided by financing activities                                                56.7              26.4
                                                                                     -----------       -----------

Net cash used in discontinued operations                                                    (3.6)             (5.3)
Effects of exchange rate changes on cash and equivalents                                      --              (0.2)
                                                                                     -----------       -----------
Change in cash and equivalents                                                               1.5              (1.2)
Cash and equivalents at beginning of year                                                   64.4              51.2
                                                                                     -----------       -----------
Cash and equivalents at end of quarter                                               $      65.9       $      50.0
                                                                                     ===========       ===========


See accompanying notes to condensed consolidated financial statements.

                              PEPSIAMERICAS, INC.
                                   FORM 10-Q
                               FIRST QUARTER 2002

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The condensed consolidated financial statements included herein have been prepared by PepsiAmericas, Inc. (the Company) without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year 2001. In the opinion of management, the information furnished herein reflects all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of results for the interim periods presented.

2. The Company manufactures, packages, sells and distributes carbonated and non-carbonated Pepsi-Cola beverages and a variety of other beverages in the United States, Central Europe and the Caribbean. The Company operates under exclusive franchise agreements with soft drink concentrate producers, including "master" bottling and fountain syrup agreements with PepsiCo, Inc. (PepsiCo) for the manufacture, packaging, sale and distribution of PepsiCo branded products. See additional discussion of the Company's related party transactions in the Company's Annual Report on Form 10-K for the fiscal year 2001. There are similar agreements with Cadbury Schweppes and other brand owners. The franchise agreements exist in perpetuity and contain operating and marketing commitments and conditions for termination. The Company is the number-two anchor bottler in the Pepsi system and accounts for about 19 percent of all Pepsi-Cola products sold in the United States. The Company operates in a significant portion of an 18 state region, primarily in the Midwest, and outside the United States the Company operates in the Central European and Caribbean markets in Poland, Hungary, the Czech Republic, Republic of Slovakia, Puerto Rico, Jamaica, the Bahamas, Barbados, and Trinidad and Tobago. The Company serves an area with a total population of more than 117 million people, and its business is highly seasonal. PepsiCo holds a 37 percent equity interest in the Company.

      The following presents sales and operating income of the Company's geographic segments for the first quarters of 2002 and 2001 (in millions):

                                                       Sales                            Operating Income
                                         ---------------------------------     -------------------------
                                              2002                2001              2002                2001
                                         -------------      -------------      -------------      ----------

      Domestic                           $       641.1      $      614.4       $       70.0       $       59.2
      International                               95.9              91.0              (11.1)             (12.4)
                                         -------------      ------------       ------------       ------------
        Total                            $       737.0      $      705.4       $       58.9       $       46.8
                                         =============      ============       ============       ============

      There were no material changes in total assets by geographic segment since the end of fiscal year 2001.

3. The Company's fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31; fiscal 2001 ended on December 29, 2001. The Company's first quarters of 2002 and 2001 were based on the thirteen weeks ended March 30, 2002 and March 31, 2001, respectively.

4. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which changes the accounting for goodwill from an amortization method to impairment-only approach. This change applies to goodwill and other intangible assets with an indefinite life. The Company adopted SFAS No. 142 effective the beginning of 2002 and has ceased amortization of substantially all intangible assets beginning in the first quarter of 2002. The Company estimates that had SFAS No. 142 been in effect at the beginning of fiscal 2001, net income for the first quarter of 2001 would have increased by $9.5 million, or $0.06 per share. The Company will test its intangible assets for impairment in fiscal 2002, as required, but does not currently expect to record an impairment charge.

5. During the first quarter of 2001, the Company reached an agreement with Crescent Distributing, LLC ("Crescent"), a wholly owned subsidiary of Poydras Street Investors LLC ("Poydras"). Under the agreement, the joint venture between the Company and Poydras was terminated with Crescent retaining sole ownership of the rights to the beer operations and related assets and the Company assuming sole ownership of the rights to the soft drink operations and related assets. The results derived from the beer operations were not material to the Company's overall business.

6.    The Company's comprehensive income is as follows:

                                                                           First Quarter
                                                                         2002         2001
                                                                     -----------    ---------
                                                                           (in millions)
      Net income                                                     $     23.4     $     12.8
      Foreign currency translation adjustment                              (3.0)          (1.7)
      Net unrealized investment and cash flow hedging gains (losses)        0.3           (0.5)
                                                                     -----------    ----------
          Comprehensive income                                       $     20.7     $     10.6
                                                                     ==========     ==========

      Net unrealized investment and cash flow hedging gains (losses) are presented net of tax expense of $0.4 million in the first quarter of 2002 and net of a tax benefit of $0.5 million in the first quarter of 2001.

7.    Interest expense, net, is comprised of the following:

                                                                           First Quarter
                                                                         2002         2001
                                                                     -----------    ---------
                                                                            (in millions)
      Interest expense                                               $    (18.3)    $    (25.7)
      Interest income                                                       0.1           1.2
                                                                     ----------     ---------
          Interest expense, net                                      $    (18.2)    $    (24.5)
                                                                     ==========     ==========

8. Net cash provided by operating activities reflected cash payments and receipts for interest and income taxes as follows:

                                                                           First Quarter
                                                                     -------------------------
                                                                        2002           2001
                                                                     -----------     ---------
                                                                            (in millions)
      Interest paid                                                  $   27.1        $   26.7
      Interest received                                                   0.1             0.4
      Income taxes paid, net of refunds                                   7.3             0.6

9. As of the end of the first quarter of 2002, inventory was approximately 44 percent comprised of raw materials and supplies and 56 percent comprised of finished goods and are consistent with the mix of inventory at the end of fiscal year 2001.

10. In the fourth quarter of 2001, the Company recorded special charges totaling $9.2 million ($5.7 million after tax) primarily for severance costs and other costs related to changing the Company's marketing and distribution strategy in Hungary, as well as for the write-down of marketing equipment in the U.S. The write-down of marketing equipment was recorded in conjunction with the start-up of the Ft. Wayne, Indiana refurbishment operations.

      In the first quarter of 2001, the Company recorded a special charge of $4.6 million ($2.8 million after taxes). The charge, related to further organization changes resulting from the transaction with the former PepsiAmericas was principally composed of severance and related benefits.

      In the fourth quarter of 2000, the Company recorded a special charge of $21.7 million ($13.2 million after taxes). The charge principally included severance payments and related benefits for employees affected by the integration of operations in connection with the merger with the former PepsiAmericas, which is more fully explained in the Company's 2001 Annual Report on Form 10-K.

      The following table summarizes activity associated with the special charges (in millions):

                                                                     2001             2000
                                                                    Charge           Charge           Total
                                                                    ------           ------          -------
      Accrued liabilities as of fiscal year end 2001
         (all employee-related costs)                               $  6.4           $  1.7          $   8.1
      Expenditures for employee-related costs                         (1.8)              --             (1.8)
                                                                    ------           ------          -------
      Accrued liabilities at the end of the first quarter of 2002   $  4.6           $  1.7          $   6.3
                                                                    ======           ======          =======

      The 2001 and 2000 charges affected approximately 525 employees, of which approximately 264 remain as of the end of the first quarter of 2002. The accrued liabilities remaining as of the end of the first quarter of 2002 are comprised of deferred severance payments and certain employee benefits. The Company expects to pay a significant portion of the $6.3 million of employee-related costs, using cash from operations, during the next twelve months; accordingly, such amounts are classified as other current liabilities.

11. In connection with the integration of the former Whitman Corporation and former PepsiAmericas domestic benefit plans during the first quarter of 2001, the Company amended its pension plans to freeze pension benefit accruals for substantially all salaried and non-union employees effective December 31, 2001. Employees age 50 or older with 10 or more years of vesting service were grandfathered such that they will continue to accrue benefits after December 31, 2001 based on their final average pay as of December 31, 2001. As a result of this plan amendment, the Company recognized a one-time curtailment gain of $8.9 million ($5.4 million after taxes). The existing domestic salaried and non-union pension plans were replaced by an additional Company contribution to the 401(K) plan beginning January 1, 2002.

12. The Company uses aluminum financial instruments to hedge against volatility in future cash flows on anticipated aluminum can purchases, the prices of which are indexed to aluminum market prices. Realized gains and losses on aluminum hedge contracts are deferred until the related finished products are sold. See "Quantitative and Qualitative Disclosures About Market Risk - Commodity Prices." Effective at the beginning of fiscal 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138. In connection with the adoption, the Company recognized an asset for the fair value of aluminum hedges of $1.4 million and reclassified $0.4 million of previously deferred hedging losses to accumulated other comprehensive income. Accordingly, the impact of adopting SFAS No. 133, as amended, was an increase of $1 million in accumulated other comprehensive income, all of which was reclassified into cost of goods sold during fiscal 2001.

      During the fourth quarter of 2001, the Company also began using financial instruments to hedge against volatility in future cash flows on anticipated fuel purchases, the prices of which are indexed to fuel market prices. Realized gains and losses on fuel hedge contracts are deferred until the fuel is purchased. See "Quantitative and Qualitative Disclosures About Market Risk - Commodity Prices."

      The Company has hedged a portion of its anticipated aluminum can and fuel purchases through November 2003 and December 2002, respectively. As of the end of the first quarter of 2002, the Company had deferred $2.6 million of losses in accumulated other comprehensive income, a majority of which will be reclassified into earnings during the next 18 months.

      During the third quarter of 2001, the Company has also entered into swap contracts with an aggregate notional amount of $200 million to convert a portion of its fixed rate debt to floating rate debt, with the objective of reducing overall borrowing costs. These swaps are accounted for as fair value hedges, since they hedge against the fair value of fixed rate debt resulting from fluctuations in interest rates. The fair value of the interest rate swaps as of the first quarter of 2002 was ($1.6) million, which is reflected in "Other liabilities" on the Condensed Consolidated Balance Sheet, with a corresponding decrease in "Long-term debt" representing the change in fair value of the fixed rate debt. The fair value adjustment had no earnings impact since the swaps are considered highly effective in eliminating the interest rate risk of the fixed rate debt they are hedging.

13. The Company continues to be subject to certain indemnification obligations under agreements with previously sold subsidiaries, including potential environmental liabilities. There is significant uncertainty in assessing the Company's share of the potential liability for such indemnification. The assessment and determination for cleanup at the various sites involved are inherently speculative during the early stages, and the Company's indemnification obligations for such costs are subject to various factors, including possible secondary insurance recoveries and the allocation of liabilities among many other potentially responsible and financially viable parties.

      In the fourth quarter of fiscal year 2001, the Company engaged outside consultants to assist it in estimating its liabilities. The outside consultants provided the Company with an estimate of the most likely costs of remediating the sites. Their estimates were based on their evaluations of the characteristics and parameters of the sites, including results from field inspections, test borings and water flows. Their estimates are based upon the use of current technology and remediation techniques, and do not take into consideration any inflationary trends upon such claims or expense. Based upon these estimates, the Company recorded a charge to discontinued operations in the fourth quarter of 2001 of $111 million ($71 million after taxes). The Company expects a significant portion of the accrued liabilities will be disbursed during the next 10 years.

      The significant sites included in the aggregate accrued liabilities the Company has recorded are described more fully in the Company's Annual Report on Form 10-K for the fiscal year 2001. No significant changes in the status of those sites occurred and no significant new sites were discovered during the first quarter of 2002.

      At the end of the first quarter of 2002, the Company had accruals of $126.3 million to cover potential indemnification obligations, including $20 million classified as current liabilities. Such amounts are determined using estimated undiscounted future cash requirements, and have not been reduced by potential future insurance recoveries. During the second quarter of 2000, a trust was established that would be used to satisfy a portion of the future indemnification obligations. The trust held $34.4 million as of the end of the first quarter of 2002. Receivables of $22.9 million for future amounts anticipated from insurance companies and other responsible parties were included in investments and other assets on the Company's Condensed Consolidated Balance Sheet as of the end of the first quarter of 2002.

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

14. Basic earnings per share are based upon the weighted-average number of common shares outstanding. Diluted earnings per share assume the exercise of all options, which are dilutive, whether exercisable or not. The dilutive effects of stock options are measured under the treasury stock method.

      Options to purchase 9.1 million shares and 7.7 million shares at a weighted-average price of $17.89 and $18.90 per share that were outstanding at the end of the first quarter of 2002 and 2001, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares during the quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              RESULTS OF OPERATIONS
               2002 FIRST QUARTER COMPARED WITH 2001 FIRST QUARTER

      Due to the disposition of the beer business, as well as special charges and other non-recurring items recorded in 2001, the Company believes that pro forma results provide a better indication of current operating trends than reported results. Therefore, included within the following discussion are explanations of both reported results and pro forma results.

      Pro forma operating results exclude the activity associated with the divested beer operations and the impact of special charges and other non-recurring items from the first quarter of 2001. In addition, to improve comparability, pro forma results assume amortization of goodwill and other intangible assets with indefinite lives ceased as of the beginning of 2001 consistent with the accounting treatment prescribed by SFAS No. 142. The Company's business is highly seasonal; accordingly, the operating results of any individual quarter may not be indicative of a full year's operating results.

      Sales for the first quarter of 2002 and 2001 were as follows (in millions):

                                           Reported            Percent                Pro Forma            Percent
                                    ----------------------                      ---------------------
                                      2002         2001        Change             2002         2001        Change
                                    --------     ---------     ------           --------     --------      ------

     Domestic                       $  641.1     $  614.4        4.3            $  641.1     $  603.4        6.2
     International                      95.9         91.0        5.4                95.9         91.0        5.4
                                    --------     --------                       --------     --------
       Total sales                  $  737.0     $  705.4        4.5            $  737.0     $  694.4        6.1
                                    ========     ========                       ========     ========

      On a reported basis, sales increased $31.6 million, or 4.5 percent, in the first quarter of 2002 compared to the first quarter of 2001, primarily reflecting increased volume in both the domestic and international markets and improved pricing in the domestic markets. These improvements were offset by the inclusion of sales from the divested beer operations in the first quarter of 2001, which totaled $11 million. On a pro forma basis excluding sales from beer operations in the previous year, sales increased $42.6 million, or 6.1 percent.

      On a pro forma basis, excluding sales from beer operations, the growth in sales includes an increase in domestic sales of $37.7 million and an increase in international sales of $4.9 million. The increase in domestic sales resulted from improved pricing, up 2.4 percent, as well as increased volume, up 4.9 percent. Sales growth in the first quarter of 2002 benefited from the inclusion of sales associated with the Easter holiday. It is estimated this accounted for
1.5 percent of growth. In 2001, such sales were included in the second quarter. The improved pricing included a 2.0 percent improvement attributed to rate increases and a 0.4 percent increase associated with mix. The volume growth is primarily related to a 5.7 percent increase in Pepsi products. The growth in Pepsi products was led by trademark Pepsi, up 2.6 percent, trademark Dew, up 8.1 percent, and Aquafina, which grew slightly better than 45 percent. The growth in trademark Pepsi was driven by Pepsi Twist and Diet Pepsi, while the growth in trademark Dew was entirely attributed to Code Red. In addition, Pepsi soft drinks in the flavored category grew nearly 9.0 percent, driven by strong double-digit growth in Sierra Mist. Cadbury branded products were up 1.1 percent, which was almost entirely attributed to regular and diet Dr Pepper. Both can volume, up strong single digits, and 20-ounce non-returnable packages, up 3.5 percent, were the main packages that drove volume growth in the quarter. Both the large format (e.g., supermarkets and mass market retailers) and small format (e.g., convenience stores and gas stations) channels had strong single digit volume growth, offset by a continued decline in the on-premise channels (e.g., schools and third-party operators). The increase in international sales was driven by a 9.5 percent increase in volume, which included 14.1 percent volume growth in Central Europe, offset by a 0.7 percent decrease in pricing resulting from mix and a modest foreign currency impact.

      The consolidated gross profit margin on a reported basis increased to 39.9 percent of sales in the first quarter of 2002 compared with 39.3 percent of sales in the first quarter of 2001. The improvement was attributed to improved margins in the international markets resulting from strong volume growth in Central Europe and the inclusion of lower margin activity associated with the beer operations in 2001. The domestic gross profit margin improved modestly with the improved pricing being offset by increased packaging costs. Excluding prior year results from the divested beer operations, the consolidated gross profit margin of 39.9 percent of sales in the first quarter of 2002 was up from 39.6 percent in the first quarter of 2001.

      Reported selling, delivery and administrative ("SD&A") expenses represented 31.9 percent of sales in the first quarter of 2002 compared with
31.5 percent in the first quarter of 2001. Excluding prior year results from the divested beer business, SD&A expenses as a percent of sales in the first quarter of 2002 were 31.9 percent compared to 31.7 percent in the first quarter of 2001. The increase in the percentage of SD&A expenses, on a pro forma basis, was attributable to higher advertising and marketing expenses incurred in the first quarter of 2002, due in part to the increased volumes, as well as increased expenses for both the next generation selling system implementation and for the roll-out of additional components of an enterprise-wide resource planning system, primarily inventory and demand planning applications. The increase in SD&A expenses also reflects higher depreciation associated with investments in technology and cold drink equipment made during fiscal year 2001 and in the first quarter of 2002.

      Operating income for the first quarter of 2002 and 2001 was as follows (in millions):

                                           Reported            Percent                Pro Forma            Percent
                                    ----------------------                      ---------------------
                                      2002         2001        Change             2002         2001        Change
                                    --------     ---------     ------           --------     --------      ------
     Domestic                       $   70.0     $   59.2       18.2            $   70.0     $   66.9        4.6
     International                     (11.1)       (12.4)      10.5               (11.1)       (12.1)       8.3
                                    --------     --------                       --------     --------
       Total operating income       $   58.9         46.8       25.9            $   58.9     $   54.8        7.5
                                    ========     ========                       ========     ========

       In the first quarter of 2002, reported operating income increased $12.1 million, or 25.9 percent. The improvement in reported domestic operating income includes the benefit of the change in accounting for goodwill from an amortization method to an impairment-only approach. The Company ceased amortizing goodwill and other intangible assets with indefinite lives at the beginning of fiscal year 2002, while the previous year included amortization expense of $12.3 million. In addition, the first of quarter of 2001 included a gain associated with the curtailment of the existing salaried pension plans of $8.9 million and special charges, primarily severance related to organizational changes, of $4.6 million. Reported international operating losses improved by $1.3 million, primarily due to strong volume growth and improved margins in the Central European markets.

       On a pro forma basis, operating income increased $4.1 million, or 7.5 percent, from the first quarter of 2001. Domestic operating income increased $3.1 million, or 4.6 percent due to increased volume and improved pricing. International operating losses improved $1 million, or 8.3 percent. As previously noted, this improvement was due to strong volume growth and margin improvement in the Central European markets.

       Net interest expense decreased $6.3 million in the first quarter of 2002 to $18.2 million. This decrease was principally due to debt refinancing completed during the latter part of the first quarter of 2001 and lower rates on short-term borrowings. The Company also adjusted the mix of fixed rate versus floating rate debt using interest rate swap agreements, which were favorable in the current quarter.

       The Company reported other expense of $2.4 million in the first quarter of 2002 compared to income of $1.5 million reported in the first quarter of 2001. This change occurred due, in part, to losses recorded in non-operating real estate entities in the current quarter, compared to income recorded in the first quarter of 2001. The current quarter was also adversely impacted by foreign currency losses.

      The Company's effective tax rate in the first quarter of 2002 was 39.0 percent compared with 46.2 percent in the first quarter of 2001. Excluding the special charges and credit recorded in the first quarter of 2001, the effective tax rate was 48.0 percent. The decrease in the effective in the first quarter of 2002 was primarily due to the Company ceasing amortization of goodwill and other intangible assets with indefinite lives. A majority of this amortization expense was not deductible for tax purposes.

                         LIQUIDITY AND CAPITAL RESOURCES

       Net cash provided by operating activities decreased by $18.2 million to $0.9 million in the first quarter of 2002. This decrease was primarily due to the increase in receivables in the first quarter of 2002 from sales associated with the Easter holiday, which occurred in the last week of the current quarter, and a decline in the receivables included in the securitization program. The decline in receivables associated with the securitization program resulted principally from the exclusion of Kmart's receivables being included in the program, due to Kmart's bankruptcy.

      Investing activities in the first quarter of 2002 included $2.7 million of cash paid to acquire a full line vending company. Investing activities in the first quarter of 2001 included $5.1 million paid in connection with the transaction with Crescent (see Note 4), as well as payments related to the acquisition of Trinidad and Tobago. The Company made capital investments of $49.8 million, net of proceeds from asset sales, in its operations in the first quarter of 2002 compared with $37.7 million in the first quarter of 2001. The increase primarily resulted from investments in manufacturing capacity, both in the domestic and international operations, as well as investments in cold drink equipment and the development of a next generation selling system. The Company expects to spend approximately $200 million in 2002 for its capital projects. Proceeds from the sales of investments in the first quarter of 2001 related to miscellaneous land sales associated with the Company's non-operating real estate subsidiaries.

      The Company's total debt increased $55.7 million to $1,394.3 million at the end of the first quarter of 2002, from $1,338.6 million at the end of fiscal 2001. During February and March 2001, the Company issued $200 million and $150 million of notes with coupon rates of 5.95 percent due 2006 and 5.79 percent due 2013, respectively. The notes issued in March 2001 will be remarketed in March 2003, at which time the notes will either be mandatorily purchased and reissued by the underwriter or mandatorily redeemed by the Company. The notes issued in March 2001 are included in current maturities on the Condensed Consolidated Balance Sheet at the end of the first quarter of 2002. Proceeds from these notes were used to repay outstanding commercial paper. The issuance of common stock from treasury shares for the exercise of stock options resulted in cash inflows of $1.1 million in the first quarter of 2002, compared to $6.6 million in the first quarter of 2001.

      The Company has a revolving credit agreement with maximum borrowings of $500 million, which acts as a back-up for the Company's $500 million commercial paper program; accordingly, the Company has a total of $500 million available under the commercial paper program and revolving credit facility combined. Total commercial paper borrowings were $292 million at the end of the first quarter of 2002. The Company believes that with its existing operating cash flows, available lines of credit, and the potential for additional debt and equity offerings, it will have sufficient resources to fund its future growth and expansion.

                           FORWARD-LOOKING STATEMENTS

      This quarterly report on Form 10-Q contains certain forward-looking statements of expected future developments, as defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this Form 10-Q refer to the expectations regarding continuing operating improvement and other matters. These forward-looking statements reflect management's expectations and are based on currently available data; however, actual results are subject to future risks and uncertainties, which could materially affect actual performance. Risks and uncertainties that could adversely affect such future performance include, but are not limited to, the following: competition, including product and pricing pressures; changing trends in consumer tastes; changes in the Company's relationship and/or support programs with PepsiCo and other brand owners; market acceptance of new product offerings; weather conditions; cost and availability of raw materials; availability of capital; labor and employee benefit costs; unfavorable interest rate and currency fluctuations; costs of legal proceedings; outcomes of environmental claims and litigation; and general economic, business and political conditions in the countries and territories where the Company operates.

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

Commodity Prices

      The risk from commodity price changes relates to the Company's ability to recover higher product costs through price increases to customers, which may be limited due to the competitive pricing environment that exists in the soft drink business. The Company uses financial instruments to hedge price fluctuations for a portion of its aluminum and fuel requirements over a specified period of time. Because of the high correlation between commodity prices and the Company's contractual cost of these products, the Company considers these hedges to be highly effective. As of the end of the first quarter of 2002, the Company has hedged a portion of its anticipated aluminum can and fuel purchases through November 2003 and December 2002, respectively.

Interest Rates

      In the first quarter of 2002, the risk from changes in interest rates was not material to the Company's operations because a significant portion of the Company's debt issues were fixed rate obligations. The Company's floating rate exposure relates to changes in the six month LIBOR rate and the overnight Federal Funds rate. Assuming consistent levels of floating rate debt with those held at the end of the first quarter of 2002, a 50 basis point (0.5 percent) change in each of these rates would not have had a significant impact on the Company's first quarter 2002 interest expense. The Company has entered into interest rate swaps to convert a portion of its fixed rate debt to floating rate debt. The Company had cash equivalents throughout the first quarter of 2002, principally invested in money market funds and commercial paper, which were most closely tied to overnight Federal Funds rates. Assuming a change of 50 basis points in the rate of interest associated with the Company's cash equivalents at the end of the first quarter of 2002, interest income would not have changed by a significant amount.

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

      International operations, based on sales, represented approximately 13 percent of the Company's total operations in the first quarter of 2002. Changes in currency exchange rates impact the translation of the results of certain international operations from their local currencies into U.S. dollars. If the currency exchange rates had changed by five percent in the first quarter of 2002, the Company estimates the impact on reported operating income would not have been significant. This estimate does not take into account the possibility that rates can move in opposite directions and that gains in one category may or may not be offset by losses from another category.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

              No material changes to be reported.

Item 5.        Other Information

              On May 3, 2002, the Company announced that shareholders who elected the contingent payment alternative in the Company's merger with the former PepsiAmericas will not receive additional shares of PepsiAmericas common stock based upon adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) of the territories acquired in the merger for fiscal year 2001. The Company's independent auditors issued a report to the Affiliated Transaction Committee of the Board of Directors summarizing their procedures performed on the Company's calculation of adjusted EBITDA for the fiscal year 2001. The committee reviewed and accepted the Company's calculation. As a result, the Company's calculation became final and binding on PepsiAmericas and each of the contingent payment record holders. In addition, the Company announced that it expects contingent payment record holders will not receive additional shares based upon expected adjusted EBITDA of such territories for fiscal year 2002 or for the three-year period which began on January 2, 2000. Whether such shares are ultimately issued will be determined in accordance with the terms of the merger agreement.

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



                                PEPSIAMERICAS, INC.


Date:  May 14, 2002        By: /s/ G. MICHAEL DURKIN, JR.
       ------------            ------------------------------------------
                               G. Michael Durkin, Jr.
                               Senior Vice President and Chief Financial Officer
                               (As Chief Accounting Officer and Duly
                               Authorized Officer of PepsiAmericas, Inc.)