Form 10-Q
period 2002-06-29
PEPSIAMERICAS INC/IL/
filed 2002-08-13
CIK 1084230

                               PEPSIAMERICAS, INC.
                                    FORM 10-Q
                               FIRST QUARTER 2001



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 29, 2002
                                     -------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to _______

                        Commission File Number 001-15019

                               PEPSIAMERICAS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                       13-6167838
---------------------------------              -------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification Number)


3880 Dain Rauscher Plaza, 60 South Sixth Street
           Minneapolis, Minnesota                                    55402
-----------------------------------------------                   ----------
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

                                               YES   /x/     NO   / /

As of July 31, 2002, the Registrant had 153,811,425 outstanding shares (excluding treasury shares) of common stock, par value $0.01 per share, the Registrant's only class of common stock.

                               PEPSIAMERICAS, INC.
                                    FORM 10-Q
                               SECOND QUARTER 2002

                                    CONTENTS

PART I    FINANCIAL INFORMATION
          Item 1. Financial Statements
                   Condensed Consolidated Statements of Income                2
                   Condensed Consolidated Balance Sheets                      3
                   Condensed Consolidated Statements of Cash Flows            4
                   Notes to Condensed Consolidated Financial Statements       5
          Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       11
          Item 3. Quantitative and Qualitative Disclosures About
                   Market Risk                                               17

PART II   OTHER INFORMATION
          Item 1. Legal Proceedings                                          19
          Item 4. Submission of Matters to a Vote of Security Holders        19
          Item 5. Other                                                      20
          Item 6. Exhibits                                                   20

SIGNATURE                                                                    21

CERTIFICATIONS                                                               21

                              PEPSIAMERICAS, INC.
                                   FORM 10-Q
                              SECOND QUARTER 2002

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (unaudited and in millions, except per share data)

                                                              Second Quarter                        First Half
                                                        --------------------------         --------------------------
                                                           2002             2001              2002             2001
                                                        ---------        ---------         ---------        ---------
Net sales                                               $   884.7        $   856.8         $ 1,621.6        $ 1,562.2
Cost of goods sold                                          524.3            513.8             967.3            942.1
                                                        ---------        ---------         ---------        ---------
   Gross profit                                             360.4            343.0             654.3            620.1
Selling, delivery and administrative expenses               253.0            237.2             487.9            459.5
Amortization expense                                           --             12.2                --             24.5
Special charges                                                --               --                --              4.6
Gain on pension curtailment                                    --               --                --             (8.9)
                                                        ---------        ---------         ---------        ---------
   Operating income                                         107.4             93.6             166.4            140.4
Interest expense, net                                       (19.2)           (24.6)            (37.4)           (49.1)
Other income (expense), net                                   1.6             (1.1)             (0.8)             0.4
                                                        ---------        ---------         ----------       ---------
   Income before income taxes                                89.8             67.9             128.2             91.7
Income taxes                                                 35.0             32.5              50.0             43.5
                                                        ---------        ---------         ---------        ---------
   Income from continuing operations                         54.8             35.4              78.2             48.2
Loss from discontinued operations, after taxes               (6.0)              --              (6.0)              --
                                                        ---------        ---------         ---------        ---------
   Net income                                           $    48.8        $    35.4         $    72.2        $    48.2
                                                        =========        =========         =========        =========

Weighted average common shares:
   Basic                                                    153.8            156.3             153.7            156.1
   Incremental effect of stock options                        1.0              0.7               0.6              0.8
                                                        ---------        ---------         ---------        ---------
   Diluted                                                  154.8            157.0             154.3            156.9
                                                        =========        =========         =========        =========

Income (loss) per share - basic:
   Continuing operations                                $    0.36        $    0.23         $    0.51        $    0.31
   Discontinued operations                                  (0.04)              --             (0.04)              --
                                                        ---------        ---------         ---------        ---------
   Net income                                           $    0.32        $    0.23         $    0.47        $    0.31
                                                        =========        =========         =========        =========

Income (loss) per share - diluted:
   Continuing operations                                $    0.35        $    0.23         $    0.51        $    0.31
   Discontinued operations                                  (0.03)              --             (0.04)              --
                                                        ---------        ---------         ---------        ---------
   Net income                                           $    0.32        $    0.23         $    0.47        $    0.31
                                                        =========        =========         =========        =========

Cash dividends per share                                $      --        $      --         $    0.04        $    0.04
                                                        =========        =========         =========        =========


See accompanying notes to condensed consolidated financial statements.

                              PEPSIAMERICAS, INC.
                                   FORM 10-Q
                              SECOND QUARTER 2002

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in millions, except per share data)

                                                                                End of               End of
                                                                            Second Quarter        Fiscal Year
                                                                                 2002                 2001
                                                                              ----------           ----------
                                                                              (unaudited)
ASSETS:
Current assets:
   Cash and equivalents                                                       $     82.8           $     64.4
   Receivables                                                                     267.7                197.1
   Inventories                                                                     188.6                173.4
   Other current assets                                                             60.5                 45.9
                                                                              ----------           ----------
     Total current assets                                                          599.6                480.8
Property (at cost)                                                               1,913.1              1,821.0
Accumulated depreciation                                                          (809.1)              (753.9)
                                                                              ----------           ----------
   Net property                                                                  1,104.0              1,067.1
                                                                              ----------           ----------
Intangible assets, net                                                           1,753.3              1,749.3
Investments and other assets                                                       128.9                122.1
                                                                              ----------           ----------
   Total assets                                                               $  3,585.8           $  3,419.3
                                                                              ==========           ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Short-term debt, including current maturities of long-term debt            $    540.6           $    255.2
   Payables                                                                        232.9                216.5
   Other current liabilities                                                       188.7                181.0
                                                                              ----------           ----------
     Total current liabilities                                                     962.2                652.7
                                                                              ----------           ----------
Long-term debt                                                                     819.0              1,083.4
Deferred income taxes                                                               93.8                 68.9
Other liabilities                                                                  205.4                184.0
Shareholders' equity:
   Preferred stock ($0.01 par value, 12.5 million shares authorized;
     no shares issued)                                                                --                   --
   Common stock ($0.01 par value, 350 million shares authorized;
     167.5 million shares issued-2002 and 167.6 million shares
     issued-2001)                                                                1,538.1              1,546.7
   Retained income                                                                 230.5                164.4
   Unearned stock-based compensation                                               (10.8)                (1.1)
   Accumulated other comprehensive loss:
     Cumulative translation adjustment                                             (16.1)               (25.1)
     Net unrealized investment and hedging losses                                   (7.2)                (4.7)
     Minimum pension liability                                                      (4.1)                (4.1)
                                                                              ----------           ----------
       Accumulated other comprehensive loss                                        (27.4)               (33.9)
                                                                              ----------           ----------
   Treasury stock (13.7 million shares - 2002 and 14 million
     shares - 2001)                                                               (225.0)              (245.8)
                                                                              ----------           ----------
Total shareholders' equity                                                       1,505.4              1,430.3
                                                                              ----------           ----------
   Total liabilities and shareholders' equity                                 $  3,585.8           $  3,419.3
                                                                              ==========           ==========

See accompanying notes to condensed consolidated financial statements.

                              PEPSIAMERICAS, INC.
                                   FORM 10-Q
                              SECOND QUARTER 2002

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited and in millions)

                                                                                             First Half
                                                                                  -------------------------------
                                                                                     2002                 2001
                                                                                  ----------           ----------
CASH FLOW FROM OPERATING ACTIVITIES:
Income from continuing operations                                                 $     78.2           $     48.2
Adjustments to reconcile to net cash provided by operating activities:
   Depreciation and amortization                                                        80.0                 99.0
   Deferred income taxes                                                                25.5                 13.5
   Gain on pension curtailment                                                            --                 (8.9)
   Gain on sale of investment                                                           (3.5)                  --
   Special charges                                                                        --                  4.6
   Cash outlays related to special charges                                              (6.3)               (15.6)
   Other                                                                                 4.5                 (3.5)
Changes in assets and liabilities, exclusive of acquisitions and divestitures:
   Increase in receivables                                                             (70.7)               (44.2)
   Increase in inventories                                                             (15.0)               (27.7)
   Increase in payables                                                                 17.0                 32.6
   Net change in other assets and liabilities                                           (7.8)                 7.0
                                                                                  ----------           ----------
     Net cash provided by operating activities                                         101.9                105.0
                                                                                  ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Franchises and companies acquired, net of cash acquired                                 (2.9)                (5.1)
Capital investments, net of proceeds from asset sales                                 (106.1)               (90.2)
Proceeds from investment sale                                                           26.5                  1.9
                                                                                  ----------           ----------
   Net cash used in investing activities                                               (82.5)               (93.4)
                                                                                  ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) of short-term debt                                          14.4               (182.3)
Proceeds from issuance of long-term debt                                                  --                352.7
Repayment of long-term debt                                                               --               (129.3)
Dividends                                                                               (6.1)                (6.2)
Treasury stock purchases                                                                (3.0)                  --
Issuance of common stock                                                                 4.0                  8.4
                                                                                  ----------           ----------
   Net cash provided by financing activities                                             9.3                 43.3
                                                                                  ----------           ----------

Net cash used in discontinued operations                                               (10.5)                (5.4)
Effects of exchange rate changes on cash and equivalents                                 0.2                   --
                                                                                  ----------           ----------
Change in cash and equivalents                                                          18.4                 49.5
Cash and equivalents at beginning of year                                               64.4                 51.2
                                                                                  ----------           ----------
Cash and equivalents at end of first half                                         $     82.8           $    100.7
                                                                                  ==========           ==========

See accompanying notes to condensed consolidated financial statements.

                              PEPSIAMERICAS, INC.
                                   FORM 10-Q
                              SECOND QUARTER 2002

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

2. The Company manufactures, packages, sells and distributes carbonated and non-carbonated Pepsi-Cola beverages and a variety of other beverages in the United States, Central Europe and the Caribbean. The Company is the number-two anchor bottler in the Pepsi system and accounts for about 21 percent of all Pepsi-Cola products sold in the United States. The Company operates in a significant portion of an 18 state region, primarily in the Central and Midwestern United States. Outside the United States, the Company operates in the Central European markets in Poland, Hungary, the Czech Republic and the Republic of Slovakia and in the Caribbean markets in Puerto Rico, Jamaica, the Bahamas, Trinidad and Tobago, and Barbados. The Company serves areas with a total population of more than 117 million people, and its business is highly seasonal. PepsiCo, Inc. holds a 37.3 percent equity interest in the Company.

      Beginning in the second quarter of 2002, the Company began providing a further breakdown of information related to its international markets. This change was made to provide more insight into the results of both the Central European and Caribbean operations.

      The following presents selected financial information related to the Company's geographic segments (in millions):

                                                  Second Quarter                           First Half
                                         -------------------------------       -------------------------------
                                              2002               2001              2002               2001
                                         ------------       ------------       ------------       ------------
       Net sales:
        Domestic                         $      753.6       $      737.8       $    1,394.8       $    1,352.2
        Central Europe                           87.0               75.5              144.4              128.4
        Caribbean                                44.1               43.5               82.4               81.6
                                         ------------       ------------       ------------       ------------
          Total                          $      884.7       $      856.8       $    1,621.6       $    1,562.2
                                         =============      ============       ============       ============

       Operating income (loss):
        Domestic                         $      107.8       $       95.0       $      177.8       $      154.2
        Central Europe                            1.3               (0.3)              (7.4)             (11.7)
        Caribbean                                (1.7)              (1.1)              (4.0)              (2.1)
                                         ------------       ------------       ------------       ------------
          Total                          $      107.4       $       93.6       $      166.4       $      140.4
                                         ============       ============       ============       ============

                                             End of            End of
                                         Second Quarter      Fiscal Year
                                              2002               2001
                                         -------------      -------------

       Total assets:
         Domestic                        $     3,043.6      $     2,931.9
         Central Europe                          282.9              236.5
         Caribbean                               138.0              139.5
                                         -------------      -------------
        Total operating                        3,464.5            3,307.9
       Non-operating                             121.3              111.4
                                         -------------      -------------
          Total                          $     3,585.8      $     3,419.3
                                         =============      =============


3. The Company's fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31; fiscal 2001 ended on December 29, 2001. The Company's second quarters of 2002 and 2001 were based on the thirteen weeks ended June 29, 2002 and June 30, 2001, respectively.

4. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which changes the accounting for goodwill from an amortization method to impairment-only approach. This change applies to goodwill and other intangible assets with indefinite lives. The Company adopted SFAS No. 142 effective the beginning of 2002 and has ceased amortization of substantially all intangible assets beginning in the first quarter of 2002. Had SFAS No. 142 been in effect in the beginning of fiscal year 2001, the Company estimates that net income would have been approximately $49.4 million ($0.31 per diluted share) and $71.7 million ($0.46 per diluted share), for the second quarter and first half of 2001, respectively. The Company has completed the initial impairment review required by SFAS No. 142 and determined that goodwill was not impaired.

      As of the end of second quarter of 2002, goodwill by reportable segment was as follows (in millions):

                  Domestic                           $   1,702.0
                  Central Europe                            28.9
                  Caribbean                                 16.9
                                                     -----------
                  Total goodwill                     $   1,747.8
                                                     ===========

      There were no material changes in the carrying amount of goodwill during the first half of 2002. Intangible assets include various distribution and non-compete agreements, and the pension intangible asset.

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

6.    The Company's comprehensive income is as follows (in millions):

                                                              Second Quarter                   First Half
                                                        --------------------------    --------------------------
                                                             2002          2001           2002           2001
                                                        -----------    -----------    -----------    -----------
      Net income                                        $      48.8    $      35.4    $      72.2    $      48.2
      Foreign currency translation adjustment                  12.0            2.2            9.0            0.5
      Net unrealized investment and cash flow
       hedging gains (losses)                                  (2.8)           3.8           (2.5)           3.3
                                                        -----------    -----------    -----------    -----------
       Comprehensive income                             $      58.0    $      41.4    $      78.7    $      52.0
                                                        ===========    ===========    ===========    ===========

      Net unrealized investment and cash flow hedging gains (losses) are presented net of tax benefit of $1.6 million in the second quarter of 2002 and $1.2 million in the first half of 2002, respectively, compared to $2.7 million and $2.3 million tax expense in the comparable periods of 2001.

7.    Interest expense, net, is comprised of the following (in millions):

                                                Second Quarter                             First Half
                                         -------------------------------       --------------------------------
                                              2002               2001               2002               2001
                                         -------------      -------------      -------------      -------------
      Interest expense                   $       (19.4)     $       (24.8)     $       (37.7)     $       (50.5)
      Interest income                              0.2                0.2                0.3                1.4
                                         -------------      -------------      -------------      -------------
       Interest expense, net             $       (19.2)     $       (24.6)     $       (37.4)     $       (49.1)
                                         =============      =============      =============      =============

8. Net cash provided by operating activities reflected cash payments and receipts for interest and income taxes as follows (in millions):

                                                             First Half
                                                    --------------------------
                                                      2002              2001
                                                    -------           --------

      Interest paid                                 $  36.8            $  42.6
      Interest received                                 0.3                0.6
      Income taxes paid, net of refunds                19.7                7.4

9. As of the end of the second quarter of 2002, the components of inventory were approximately 45 percent comprised of raw materials and supplies and 55 percent comprised of finished goods and were consistent with the mix of inventory at the end of fiscal year 2001.

10. In the fourth quarter of 2001, the Company recorded special charges totaling $9.2 million primarily for severance costs and other costs related to changing the Company's marketing and distribution strategy in Hungary, as well as for the write-down of marketing equipment in the U.S. The write-down of marketing equipment was recorded in conjunction with the start-up of the Ft. Wayne, Indiana refurbishment operations.

      In the first quarter of 2001, the Company recorded a special charge of $4.6 million related to further organization changes resulting from the transaction with the former PepsiAmericas which was principally composed of severance and related benefits.

      The following table summarizes activity associated with the special charges (in millions):

                                                                     2001         2000
                                                                   Charges       Charge        Total
                                                                  --------      --------     --------
      Accrued liabilities as of fiscal year end 2001              $    6.4      $    1.7     $    8.1
      Expenditures for employee-related costs                         (3.1)         (1.5)        (4.6)
                                                                  --------      --------     --------
      Accrued liabilities at the end of the second
        quarter of 2002                                           $    3.3      $    0.2     $    3.5
                                                                  ========      ========     ========

       The 2001 and 2000 charges affected approximately 525 employees, of which 167 remain as of the end of the second quarter of 2002. The accrued liabilities remaining as of the end of the second quarter of 2002 are primarily comprised of deferred severance payments and certain employee benefits. The Company expects to pay a significant portion of the $3.5 million of employee related costs, using cash from operations, during the next 12 months; accordingly, such amounts are classified as other current liabilities.

11. In connection with the integration of former Whitman Corporation and former PepsiAmericas domestic benefit plans during the first quarter of 2001, the Company amended its pension plans to freeze pension benefit accruals for all salaried and non-union employees effective December 31, 2001. Employees age 50 or older with 10 or more years of vesting service were grandfathered such that they will continue to accrue benefits after December 31, 2001 based on their final average pay as of December 31, 2001. As a result of the curtailment, the Company recognized a one-time curtailment gain of $8.9 million ($5.4 million after taxes). Beginning January 1, 2002, the existing domestic salaried and non-union pension plans were replaced by an additional Company contribution to the 401(K) plan.

12. In the second quarter of 2002, the Company recorded a $3.5 million gain related to the sale of its interest in a parcel of land in downtown Chicago. The gain is reflected in "Other income (expense), net." The Company received $26.5 million in cash and a $12 million promissory note collateralized by a subordinated mortgage related to the sale. An additional $1.4 million, otherwise payable to the Company, was held back in escrow, a portion of which is expected to be recovered when certain conditions are met related to existing environmental matters. The promissory note and escrow balance were recorded at their estimated realizable value net of reserves of approximately $6.2 million. In addition, the Company recorded $2.5 million of liabilities, net, for certain indemnifications made pursuant to the sale agreement.

13. The Company uses financial instruments to hedge against volatility in future cash flows on anticipated aluminum can purchases, the prices of which are indexed to aluminum market prices. Realized gains and losses on aluminum hedge contracts are deferred until the related finished products are sold. See "Quantitative and Qualitative Disclosures About Market Risk
      - Commodity Prices." Effective at the beginning of fiscal 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138. In connection with the adoption, the Company recognized an asset for the fair value of aluminum hedges of $1.4 million and reclassified $0.4 million of previously deferred hedging losses to accumulated other comprehensive loss. Accordingly, the impact of adopting SFAS No. 133, as amended, was an increase of $1 million in accumulated other comprehensive income, which was reclassified into cost of goods sold during fiscal 2001.

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

      The Company has hedged a portion of its anticipated aluminum can and fuel purchases through the fourth quarters of 2004 and 2002, respectively. As of the end of the second quarter of 2002, the Company had deferred $2.5 million of losses in accumulated other comprehensive loss, a majority of which will be reclassified into earnings during the next 18 months.

      During the third quarter of 2001, the Company entered into interest rate swap contracts with an aggregate notional amount of $200 million to convert a portion of its fixed rate debt to floating rate debt, with the objective of reducing overall borrowing costs. These swaps are accounted for as fair value hedges, since they hedge against the change in fair value of fixed rate debt resulting from fluctuations in interest rates. The fair value of the interest rate swaps at the end of the second quarter of 2002 was $6.9 million, which is reflected in "Other liabilities" on the Condensed Consolidated Balance Sheet, with a corresponding decrease in "Long-term debt" representing the change in fair value of the fixed rate debt. The fair value adjustment had no earnings impact since the swaps are considered highly effective in eliminating the interest rate risk of the fixed rate debt they are hedging.

14. The Company continues to be subject to certain indemnification obligations, net of insurance, under agreements related to previously sold subsidiaries, including indemnification expenses for potential environmental and tort liabilities of these prior subsidiaries. There is significant uncertainty in assessing the Company's potential expenses for complying with its indemnification obligations. The assessment and determination of expenses for cleanup at the various sites involved are inherently speculative during the early stages, as is the projection of future claims. The amount of the expense also is subject to various factors, including possible insurance recoveries and the allocation of liabilities among many other potentially responsible and financial viable parties.

      In the fourth quarter of fiscal year 2001, the Company engaged outside consultants to assist in estimating the amount of expense the Company may incur due to the environmental liabilities arising from sites owned or operated by prior subsidiaries. The outside consultants provided the Company with an estimate of the most likely costs of remediating the sites. Their estimates were based on their evaluations of the characteristics and parameters of the sites, including results from field inspections, test borings and water flows. Their estimates are based upon the use of current technology and remediation techniques, and do not take into consideration any inflationary trends upon such claims or expense. Based upon these estimates, the Company recorded a charge to discontinued operations in the fourth quarter of 2001 of $111 million ($71 million after taxes).

      During the second quarter of 2000, proceeds of a settlement of insurance policies issued to a prior subsidiary was placed in a trust (the "Trust"). The Trust documents specify that funds in the Trust would be used to pay future liabilities of the prior subsidiaries. Monies paid by the Trust thereby would reduce the indemnification obligations of the Company. As of fiscal year end 2001, the Company had $131.2 million accrued to cover potential indemnification obligations. As of fiscal year end 2001, the Company had $131.2 million accrued to cover potential indemnification obligations, which amount excluded expenses for which the Trust was expected to be responsive. The amount also excluded any possible insurance recoveries under policies that were in place prior to recently purchased insurance policies described below. The accrual included estimated expenses for the remediation of identified sites, payments to third parties for claims and expenses, and the expenses of on-going evaluations and litigation. The Company expects a significant portion of the accrued liabilities will be disbursed during the next 10 years.

      The significant sites included in the aggregate accrued liabilities the Company has recorded are described more fully in the Company's Annual Report on Form 10-K for the fiscal year 2001. No significant changes in the status of those sites occurred and no significant new sites were discovered during the first half of 2002.

      During the second quarter of 2002, as part of a comprehensive program concerning environmental liabilities related to the former Whitman Corporation subsidiaries, the Company purchased new insurance coverage related to the known sites previously owned and operated by Pneumo Abex and its subsidiaries, along with other sites which Pneumo Abex or one of its subsidiaries may have owned or operated. In addition, the Trust purchased insurance coverage and funded coverage for remedial and other costs ("finite funding") related to the sites previously owned and operated by Pneumo Abex and its subsidiaries. These actions have been taken to fund costs associated with the sites previously owned and operated by Pneumo Abex and its subsidiaries and to protect against additional future costs in excess of a self-insured retention of the Company. The amount of self-insured retention (the amount the Company must pay before the insurance carrier is obligated to commence payments) is $114 million. The Company currently has accrued $90 million which is its estimate of the contingent liabilities related to such environmental matters. The finite funding of $26 million may be used to pay a portion of the $90 million which the Company has accrued, along with previously incurred expenses of the Company. Essentially all of the assets of the Trust were expended by the Trust in connection with the purchase of the insurance coverage and the finite funding and related expenses.

      In conjunction with the purchase of the insurance policies, the Company recorded a charge to discontinued operations of $9.8 million, or $6 million after tax. This charge represented amounts expended by the Company and reduction of funds in the Trust available to pay expenses related to sites for which the Company has indemnification obligations. Because payments by the Trust reduce cash required to be paid by the Company for environmental sites for which the Company has indemnification obligations, the Company recorded the finite funding in "Investments and other assets."

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

      Options to purchase the following shares were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares during the related period:

                                                    Second Quarter                            First Half
                                           -------------------------------        -------------------------------
                                                2002               2001                2002               2001
                                           ------------       ------------        ------------       ------------
      Shares under options outstanding        6,827,446          7,614,439           8,954,450          7,614,439
      Weighted-average exercise price
       per share                           $      18.97       $      18.88        $      17.90       $      18.88

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                          CRITICAL ACCOUNTING POLICIES

      The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to use estimates. These estimates are made using management's best judgment and the information available at the time these estimates are made, including the advise of outside experts. For a better understanding of the Company's significant accounting policies used in preparation of the Consolidated Financial Statements, please refer to PepsiAmericas annual report on Form 10-K for the fiscal year 2001. We focus your attention to the following:

      GOODWILL - Beginning in 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which changed the accounting for goodwill from an amortization method to an impairment-only approach. The Company completed its initial impairment review and determined that goodwill was not impaired. This review included estimating fair market value using discounted future cash flows and market multiples, which requires considerable management judgment. A review of the carrying value of goodwill will be performed on an annual basis, as required by SFAS No. 142.

      COMMITMENTS AND CONTINGENCIES - The Company continues to be subject to certain indemnification obligations, under agreements related to previously sold subsidiaries, including potential environmental liabilities (see Note 14). The Company has estimated its contingent liability under its indemnification obligation, which is inherently difficult to estimate. Management has utilized outside consultants and other professionals to assist with the determination of its liability.

      INCOME TAXES - Our effective tax rate and the tax bases of our assets and liabilities reflect our best estimate of the outcome of future tax audits. The Company has established valuation allowances using management's best judgment where expected results do not support the realization of deferred tax assets.

                              RESULTS OF OPERATIONS
              2002 SECOND QUARTER COMPARED WITH 2001 SECOND QUARTER

      Due to special charges and other non-recurring items recorded in 2001 and 2002, the Company believes that pro forma results provide a better indication of current operating trends than reported results. Therefore, included within the following discussion are explanations of both reported results and pro forma results. The Company's business is highly seasonal; accordingly, the operating results of any individual quarter may not be indicative of a full year's operating results.

      Net sales for the second quarter of 2002 and 2001 were as follows (in millions):

                                         Reported
                                 -------------------------       Percent
                                    2002           2001          Change
                                 ---------       ---------       ------

      Domestic                   $   753.6       $  737.8           2.1
      Central Europe                  87.0           75.5          15.2
      Caribbean                       44.1           43.5           1.4
                                 ---------       --------
        Total net sales          $   884.7       $  856.8           3.3
                                 =========       ========

      On a reported basis, net sales increased $27.9 million, or 3.3 percent, in the second quarter of 2002 compared to the second quarter of 2001, primarily reflecting increased volume in both the domestic and Central Europe markets and improved pricing in the domestic markets, certain Central European markets and the Caribbean markets.

      The growth in domestic sales of $15.8 million resulted from improved pricing, up 1.9 percent, as well as increased volume, up 0.9 percent. The improved pricing included a 1.6 percent improvement attributed to rate increases and 0.3 percent associated with changes in package mix. The domestic volume growth in the second quarter of 2002 was impacted by the timing of the Easter holiday, which fell in and benefited volume growth in the first quarter of 2002, compared to similar sales occurring in the second quarter of 2001. This timing change is estimated to have lowered second quarter volume growth by 1.3 percent. In the current quarter, trademark Pepsi volume declined 2.9 percent, primarily a function of the Easter timing. Offsetting the decline in trademark Pepsi was growth in Aquafina, up nearly 48 percent; trademark Dew, up 1.4 percent due to incremental growth contributed by Code Red; other flavored soft drinks and new age beverages, up 14.9 percent, led by Sierra Mist; and Dr Pepper, up in the strong single-digits. From a package standpoint, growth in the second quarter was entirely attributed to multi-serve 24 oz. PET packages. Can volume was essentially flat and total single serve soft drink packages declined. The growth rates in cans and single serve soft drink packages were adversely impacted by the timing of the Easter holiday and the poor weather conditions in May experienced by several domestic markets. From a channel perspective, volume growth reflected growth in the large format channel, led by supermarkets and supercenters, offset by declines in the small format and on-premise channels.

      The growth in Central European sales of $11.5 million, or 15.2 percent, resulted from volume growth of 16.7 percent and improved pricing in certain markets. Approximately one-third of the revenue improvement was attributable to the favorable impact from foreign exchange rates. All four markets in Central Europe experienced double-digit volume growth, and, except for Poland, had strong double-digit sales growth and improved pricing. Competitive pricing pressures adversely affected Poland's sales growth and pricing in the quarter. The Central European sales trends were also affected by essentially unchanged contract sales in quarter over quarter comparisons.

      The growth in Caribbean sales of $0.6 million, or 1.4 percent, resulted from improved pricing of 5.4 percent offset by a decline in volume of 3.7 percent. The decline in volume was principally attributed to the operations in Puerto Rico.

      The consolidated gross profit margin on a reported basis increased 70 basis points to 40.7 percent of sales in the second quarter of 2002 compared with the second quarter of 2001. The improvement was primarily attributed to improved margins in the domestic markets, which resulted from improved pricing and overall flat growth in ingredient and packaging costs. In Central Europe, the gross profit margin improved 1.1 percent and benefited from a favorable foreign exchange impact, while in the Caribbean markets the overall gross profit margin declined slightly.

      Selling, delivery and administrative ("SD&A") expenses represented 28.6 percent of sales in the second quarter of 2002 compared with 27.7 percent in the second quarter of 2001. The increase in the percentage of SD&A expenses is due, in part, to costs incurred in the current quarter associated with the labor strike in the Chicago market. Costs associated with that strike were estimated to be $2.8 million. SD&A as a percent of sales increased 90 basis points in the domestic markets to 27.2 percent, again reflecting costs associated with the strike, which accounted for nearly half of the percentage increase. Other factors contributing to the increase in SD&A costs included expenses associated with the next generation selling system implementation and the roll-out of additional components of the enterprise-wide resource planning system, primarily inventory and demand planning applications. The increase also reflected higher depreciation associated with investments in technology and cold drink equipment. SD&A costs in Central Europe, despite the unfavorable impact of foreign currency, declined as a percent of sales, while costs in the Caribbean markets increased as a percent of sales.

      Operating income (loss) for the second quarter of 2002 and 2001 was as follows (in millions):

                                           Reported                                   Pro Forma
                                    ---------------------      Percent          ---------------------      Percent
                                      2002         2001        Change             2002         2001        Change
                                    --------     --------      ------           --------     --------      ------
      Domestic                      $  107.8     $   95.0       13.5            $  107.8     $  106.8        0.9
      Central Europe                     1.3         (0.3)        --                 1.3         (0.1)        --
      Caribbean                         (1.7)        (1.1)     (54.5)               (1.7)        (0.9)     (88.9)
                                    --------     --------                       --------     --------
        Total operating income      $  107.4         93.6       14.7            $  107.4     $  105.8        1.5
                                    ========     ========                       ========     ========

      Reconciliation of reported results to pro forma results for the second quarter of 2001 was as follows (in millions):

                                                            2001
                                       ------------------------------------------------
                                                     Central
                                       Domestic       Europe     Caribbean       Total
                                       --------     ---------    ---------     --------
      Reported operating income        $    95.0    $    (0.3)   $    (1.1)    $   93.6
      Exclude amortization                  11.8          0.2          0.2         12.2
                                       ---------    ---------    ---------     --------
        Pro forma operating income     $   106.8    $    (0.1)   $    (0.9)    $  105.8
                                       =========    =========    =========     ========

      Pro forma operating results assume amortization of goodwill and other intangible assets with indefinite lives ceased as of the beginning of 2001.

      In the second quarter of 2002, reported operating income increased $13.8 million, or 14.7 percent. The improvement in reported domestic and Central European operating income included the benefit of the change in accounting for goodwill from an amortization method to an impairment-only approach. The Company ceased amortizing goodwill and other intangible assets with indefinite lives at the beginning of fiscal year 2002, while the previous year operating income included amortization expense of $12.2 million. On a pro forma basis, assuming the change in accounting for goodwill occurred at the beginning of 2001, operating income increased $1.6 million, or 1.5 percent, which included the non-recurring costs associated with the Chicago strike of $2.8 million. On a pro forma basis, domestic markets increased operating income by $1 million, or 0.9 percent, and Central Europe recorded an operating profit of $1.3 million, or $1.4 million better than the previous year. The pro forma operating income in Central Europe reflected the benefits of favorable foreign exchange rates, which were responsible for about half of the improvement. In the Caribbean markets, pro forma operating losses increased by $0.8 million reflecting the decline in volume and increased SD&A costs.

      Net interest expense decreased $5.4 million in the second quarter of 2002 to $19.2 million. This decrease was principally due to lower rates on short-term borrowings. The Company also adjusted the mix of fixed rate versus floating rate debt using interest rate swap agreements, which were favorable in the current quarter.

      The Company reported other income of $1.6 million in the second quarter of 2002 compared to expense of $1.1 million reported in the second quarter of 2001. Included in other income in the second quarter of 2002 was a $3.5 million pretax gain related to the sale of a parcel of land in downtown Chicago.

      The Company's effective tax rate in the second quarter of 2002 was 39 percent compared to 47.9 percent in the second quarter of 2001. The decrease in the effective tax rate in the second quarter of 2002 was primarily due to the Company ceasing amortization of goodwill and other intangible assets with indefinite lives. A majority of this amortization expense was not deductible for tax purposes.

                              RESULTS OF OPERATIONS
                  2002 FIRST HALF COMPARED WITH 2001 FIRST HALF

      Due to the disposition of the beer business, as well as special charges and other non-recurring items recorded in 2002 and 2001, the Company believes that pro forma results provide a better indication of current operating trends than reported results. Therefore, included within the following discussion are explanations of both reported results and pro forma results. The Company's business is highly seasonal; accordingly, the operating results for the first half may not be indicative of a full year's operating results.

      Net sales for the first half of 2002 and 2001 were as follows (in millions):


                                             Reported
                                    -------------------------       Percent
                                       2002           2001          Change
                                    ---------       ---------       ------

      Domestic                      $ 1,394.8       $ 1,352.2          3.2
      Central Europe                    144.4           128.4         12.5
      Caribbean                          82.4            81.6          1.0
                                    ---------       ---------
        Total net sales             $ 1,621.6       $ 1,562.2          3.8
                                    =========       =========

      Net sales increased $59.4 million, or 3.8 percent, in the first half of 2002 compared to the first half of 2001, primarily reflecting increased volume in both the domestic and Central European markets and improved pricing in the domestic markets. Excluding sales of $11 million associated with the beer business divested in the first quarter of 2001, sales increased $70.4 million, or 4.5 percent.

      Excluding sales associated with the divested beer business, domestic sales increased $53.6 million, or 4 percent, resulting from improved pricing, up 2 percent, as well as increased volume of 2.7 percent. The improved pricing included a 1.7 percent improvement attributed to rate increases and 0.3 percent associated with package mix. In the first half, trademark Pepsi volume was essentially flat compared to the previous year, which benefited from incremental volume associated with Pepsi Twist. Contributing to the domestic volume growth in the first half of 2002 was growth in Aquafina, up nearly 47 percent; trademark Dew, up 4.4 percent due to incremental growth contributed by Code Red; other flavored soft drinks and new age beverages, up 12 percent, led by Sierra Mist; and Dr Pepper up in the strong single-digits. From a package standpoint, growth in the first half was entirely attributed to can volume, up 2.6 percent, and multi-serve 24 oz. PET packages, while volume from single serve soft drinks declined. The decline in single serve soft drinks was due, in part, to lapping the introduction of single serve Code Red in the second quarter of 2001. From a channel perspective, volume growth reflected growth in the large format channel, led by supermarkets and supercenters, and the small format channel, led by convenience and gas and drug stores, offset by declines in the on-premise channel.

      The growth in Central European sales of $16.0 million, or 12.5 percent, resulted from volume growth of 15.7 percent and improved pricing in certain markets. As noted previously, results in the second quarter of 2002 benefited from a favorable foreign exchange impact. Consistent with the second quarter of 2002, all four markets in Central Europe experienced double-digit volume growth in the first half of 2002, and, except for Poland, had strong double-digit sales growth and improved pricing. Poland, however, still experienced sales growth in the first half of 2002 despite the competitive pricing pressures.

      The growth in Caribbean sales of $0.8 million, or one percent, resulted from improved pricing of 6.0 percent offset by a decline in volume of 4.7 percent. The decline in volume was principally attributed to the adverse impact of a brief strike in Puerto Rico in the first quarter of 2002, as well as the impact of a continued decline in tourism in the Caribbean markets since September 2001.

      The consolidated gross profit margin, excluding results of the divested beer operations, increased 50 basis points to 40.3 percent of sales in the first half of 2002 compared with the first half of 2001. The improvement was primarily attributed to improved margins in the domestic markets, which resulted from improved pricing and overall moderate growth in ingredient and packaging costs. In Central Europe, the gross profit margin improved 2.5 percent and benefited from double-digit volume growth and improved pricing, while in the Caribbean markets the overall gross profit margin declined slightly.

      SD&A expenses in the first half of 2002 increased $28.4 million, or 6.2 percent, compared to the previous year. Excluding results from the divested beer business, SD&A represented 30.1 percent of sales in the first half of 2002 compared with 29.6 percent in the first half of 2001. SD&A expenses were impacted by non-recurring costs of $2.8 million incurred in connection with the labor strike in the Chicago market. These non-recurring costs represented approximately one-third of the percentage increase, or 20 basis points. SD&A as a percent of sales increased 60 basis points in the domestic markets to 28.5 percent, reflecting costs associated with the strike. Other factors contributing to the increase in SD&A costs included expenses associated with the next generation selling system implementation and the roll-out of additional components of the enterprise-wide resource planning system, primarily inventory and demand planning applications. The increase also reflected higher depreciation associated with investments in technology and cold drink equipment. SD&A costs in Central Europe, despite the unfavorable impact of foreign currency, declined in the first half of 2002, while costs in the Caribbean markets increased as a percent of sales.

      Operating income (loss) for the first half of 2002 and 2001 was as follows (in millions):

                                            Reported                                   Pro Forma
                                     ---------------------      Percent          ---------------------      Percent
                                       2002         2001        Change             2002         2001        Change
                                     --------     --------      ------           --------     --------      ------

      Domestic                       $  177.8     $  154.2       15.3            $  177.8     $  173.7         2.4
      Central Europe                     (7.4)       (11.7)      36.8                (7.4)       (11.4)       35.1
      Caribbean                          (4.0)        (2.1)     (90.5)               (4.0)        (1.7)     (135.3)
                                     --------     --------                       --------     --------
        Total operating income       $  166.4        140.4       18.5            $  166.4     $  160.6         3.6
                                     ========     ========                       ========     ========


      Reconciliation of reported results to pro forma results for the first half of 2001 was as follows (in millions):

                                                              2001
                                        ------------------------------------------------
                                                      Central
                                        Domestic      Europe      Caribbean       Total
                                        --------     ---------    ---------     --------

      Reported operating income         $  154.2     $   (11.7)   $    (2.1)    $  140.4
      Exclude amortization                  23.8           0.3          0.4         24.5
      Exclude special charges                4.6            --           --          4.6
      Exclude gain on pension
        curtailment                         (8.9)           --           --          8.9
                                        --------     ---------    ---------     --------
        Pro forma operating income      $  173.7     $   (11.4)   $    (1.7)    $  160.6
                                        ========     =========    =========     ========

      Pro forma operating results exclude the impact of special charges and other non-recurring items from the first half of 2001. In addition, to improve comparability, pro forma results assume amortization of goodwill and other intangible assets with indefinite lives ceased as of the beginning of 2001.

      In the first half of 2002, reported operating income increased $26 million, or 18.5 percent. The improvement in reported domestic and Central European operating income included the benefit of the change in accounting for goodwill from an amortization method to an impairment-only approach. The Company ceased amortizing goodwill and other intangible assets with indefinite lives at the beginning of fiscal year 2002, while the previous year operating income included amortization expense of $24.5 million. On a pro forma basis, operating income increased $5.8 million, or 3.6 percent, which included the non-recurring costs associated with the Chicago strike of $2.8 million. On a pro forma basis, domestic markets increased operating income by $4.1 million, or 2.4 percent, and Central Europe reduced operating losses by $4 million, or 35.1 percent. The improvement in Central Europe also reflected the benefits of favorable foreign exchange rates in those markets which was responsible for about one-fifth of the improvement. In the Caribbean markets, pro forma operating losses increased by $2.3 million reflecting the decline in volume and increased SD&A costs. As noted previously, the Caribbean results were adversely affected by the brief strike in Puerto Rico and the decline in tourism that began and has continued since September 2001.

      Net interest expense decreased $11.7 million in the first half of 2002 to $37.4 million. This decrease was principally due to lower rates on short-term borrowings. The Company also adjusted the mix of fixed rate versus floating rate debt using interest rate swap agreements, which were favorable in the first half of 2002.

      The Company reported other expense of $0.8 million in the first half of 2002 compared to income of $0.4 million reported in the first half of 2001. Included in the results for the first half of 2002 was a pretax gain of $3.5 million resulting from the sale of a parcel of land in downtown Chicago. Results for the first half of 2001 included the benefit of real estate tax refunds associated with the Company's non-operating real estate entities.

      The Company's effective tax rate in the first half of 2002 was 39 percent compared to 47.4 percent in the first half of 2001. The decrease in the effective tax rate in 2002 was primarily due to the Company ceasing amortization of goodwill and other intangible assets with indefinite lives. A majority of this amortization expense was not deductible for tax purposes.

                         LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by continuing operations decreased by $3.1 million to $101.9 million in the first half of 2002. This decrease was primarily due to the impact from the change in primary working capital, in particular receivables. The increase in receivables in the first half of 2002 was attributed to an increase in trade receivables in Central Europe associated with the double-digit increase in sales in the second quarter of 2002. In addition, the increase in receivables reflected balances remaining from the pre-bankruptcy sales to Kmart, as well as increased funding receivable balances from PepsiCo. With respect to the pre-bankruptcy receivables from Kmart, management believes the allowances established in conjunction with other accruals adequately cover any potential exposure.

      Investing activities in the first half of 2002 included $2.9 million of cash paid to acquire full line vending businesses. Investing activities in the first half of 2001 included $5.1 million paid to acquire the minority partner's interest in the soft drink operations in New Orleans, as well as payments related to the acquisition of Trinidad and Tobago. The Company made capital investments of $106.1 million, net of proceeds from asset sales, in its operations in the first half of 2002 compared with $90.2 million in the first half of 2001. The increase primarily resulted from investments in manufacturing capacity, both in the domestic and international operations, as well as investments in cold drink equipment and the development of a next generation selling system. The Company expects to spend approximately $215 million in 2002 for its capital projects. Proceeds from the sale of investments in the first half of 2002 were from the sale of a parcel of land in downtown Chicago and in the first half of 2001 related to other miscellaneous land sales associated with the Company's non-operating real estate subsidiaries.

      The Company's total debt increased $21 million to $1,359.6 million at the end of the second quarter of 2002, from $1,338.6 million at the end of fiscal 2001. During February and March 2001, the Company issued $200 million and $150 million of notes with coupon rates of 5.95 percent due 2006 and 5.79 percent due 2013, respectively. The notes issued in March 2001 will be remarketed in March 2003, at which time the notes will either be mandatorily purchased and reissued by the underwriter or mandatorily redeemed by the Company. These notes are included in current maturities in the Condensed Consolidated Balance Sheet at the end of the second quarter of 2002. Proceeds from these notes were used to repay outstanding commercial paper. Dividends paid during the first half of 2002 were essentially unchanged from the previous year at $6.1 million compared to $6.2 million in 2001. The dividend rate of $0.04 per share in 2002 was unchanged from the previous year. During the second quarter of 2002, the Company repurchased 0.2 million shares for $3 million, while no repurchases were made in the first half of 2001. The issuance of common stock from treasury shares for the exercise of stock options resulted in cash inflows of $4 million in the first half of 2002, compared to $8.4 million in the first half of 2001.

      The Company has a revolving credit agreement with maximum borrowings of $500 million, which acts as a back-up for the Company's $500 million commercial paper program; accordingly, the Company has a total of $500 million available under the commercial paper program and revolving credit facility combined. Total commercial paper borrowings were $235.3 million at the end of the second quarter of 2002. The Company believes that with its existing operating cash flows, available lines of credit, and the potential for additional debt and equity offerings, it will have sufficient resources to fund its future growth and expansion.

      On May 3, 2002, the Company announced that shareholders who elected the contingent payment alternative in the Company's merger with the former PepsiAmericas will not receive additional shares of PepsiAmericas common stock based upon adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) of the territories acquired in the merger for fiscal year 2001. The Company's independent auditors issued a report summarizing their procedures performed on the Company's calculation of adjusted EBITDA for the fiscal year 2001. The committee reviewed and accepted the Company's calculation. As a result, the Company's calculation became final and binding on PepsiAmericas and each of the contingent payment record holders. In addition, the Company announced that it expects contingent payment record holders will not receive additional shares based upon expected adjusted EBITDA of such territories for fiscal year 2002 or for the three-year period which began on January 2, 2000. Whether such shares are ultimately issued will be determined in accordance with the terms of the merger agreement.

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

COMMODITY PRICES

      The risk from commodity price changes relates to the Company's ability to recover higher product costs through price increases to customers, which may be limited due to the competitive pricing environment that exists in the soft drink business. The Company uses swap contracts to hedge price fluctuations for a portion of its aluminum and fuel requirements over a specified period of time. Because of the high correlation between commodity prices and the Company's contractual cost of these products, the Company considers these hedges to be highly effective. As of the end of the second quarter of 2002, the Company has hedged a portion of its future aluminum and fuel requirements through the fourth quarters of 2004 and 2002, respectively.

INTEREST RATES

      In the second quarter of 2002, the risk from changes in interest rates was not material to the Company's operations because a significant portion of the Company's debt issues were fixed rate obligations. The Company has entered into interest rate swaps to convert a portion of its fixed rate debt to floating rate debt. The Company's floating rate exposure relates to changes in the six-month LIBOR rate and the overnight Federal Funds rate. Assuming consistent levels of floating rate debt with those held at the end of the second quarter of 2002, a 50 basis point (0.5 percent) change in each of these rates would have had a $0.8 million impact on the Company's second quarter 2002 interest expense. The Company had cash equivalents throughout the second quarter of 2002, principally invested in money market funds and commercial paper, which were most closely tied to overnight Federal Funds rates. Assuming a change of 50 basis points in the rate of interest associated with the Company's cash equivalents at the end of the second quarter of 2002, interest income would not have changed by a significant amount.

CURRENCY EXCHANGE RATES

      Because the Company operates in international franchise territories, it is subject to exposure resulting from changes in currency exchange rates. Currency exchange rates are influenced by a variety of economic factors including local inflation, growth, interest rates and governmental actions, as well as other factors. The Company currently does not hedge the translation risks of investments in its international operations. Any positive cash flows generated by international operations have been reinvested in the operations, or used to repay intercompany loans.

      International operations, based on sales, represented approximately 15 percent of the Company's total operations in the second quarter of 2002. A significant portion of the sales in the Caribbean markets, specifically Puerto Rico, are denominated in U.S. dollars, which is its functional currency. Changes in currency exchange rates impact the translation of the results of certain international operations from their local currencies into U.S. dollars. If the currency exchange rates had changed by five percent in the second quarter of 2002, the Company estimates the impact on reported operating income would not have been significant. This estimate does not take into account the possibility that rates can move in opposite directions and that gains in one category may or may not be offset by losses from another category.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

      No changes to be reported this quarter.

Item 4.  Submission of Matters to a Vote of Security Holders.

(a)   April 25, 2002 Annual Meeting of Shareholders

(b)   Election of Directors

      The following persons were elected at the Annual Meeting of Shareholders held on April 25, 2002 to serve as directors for the ensuing year:

           Brenda C. Barnes                    Jarobin Gilbert, Jr.
           Herbert M. Baum                     Victoria B. Jackson
           Richard G. Cline                    Matthew M. McKenna
           Pierre S. du Pont                   Lionell L. Nowell III
           Archie R. Dykes                     Robert C. Pohlad
           Charles W. Gaillard


(c)   Matters Voted Upon

Proposal 1:  Election of Directors

      The following votes were recorded with respect to this proposal:

                                                       Votes For                   Votes Withheld
                                                    --------------                 --------------

           Brenda C. Barnes                           144,806,551                     1,477,910
           Herbert M. Baum                            144,785,860                     1,498,601
           Richard G. Cline                           144,813,367                     1,471,094
           Pierre S. du Pont                          144,963,159                     1,321,302
           Archie R. Dykes                            144,824,769                     1,459,692
           Charles W. Gaillard                        144,198,225                     2,086,236
           Jarobin Gilbert, Jr.                       144,127,117                     2,157,344
           Victoria B. Jackson                        144,169,317                     2,115,144
           Matthew M. McKenna                         144,959,021                     1,325,440
           Lionell L. Nowell III                      144,929,747                     1,354,714
           Robert C. Pohlad                           145,124,576                     1,159,885

Proposal 2:  Approval of Independent Public Accountants

      The following votes were recorded with respect thereto:

      Votes for                                  141,674,734
      Votes against                                4,464,824
      Broker non-votes                                     0
      Abstentions                                    144,903

Proposal 3:  Shareholder Proposal

      The following votes were recorded with respect thereto:

      Votes for                                   17,977,522
      Votes against                              117,877,928
      Broker non-votes                             9,866,068
      Abstentions                                    562,943

Item 5.  Other.

      Concurrent with the filing of this report, the Company's CEO and CFO filed the certifications required by Section 21(a)(1) of the Securities and Exchange Act of 1934. Such certifications appear as exhibits to this report and are incorporated herein by reference.

Item 6.  Exhibits.

(a)   Exhibits.

      12.   Statement of Calculation of Ratio of Earnings to Fixed Charges.
      99.1 CEO certification pursuant to Section 21(a)(1) of the Securities and Exchange Act of 1934.
      99.2 CFO certification pursuant to Section 21(a)(1) of the Securities and Exchange Act of 1934.

(b)   Reports on Form 8-K.

      None

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           PEPSIAMERICAS, INC.


Date:  August 13, 2002     By: /s/ G. MICHAEL DURKIN JR.
                               --------------------------------------
                               G. Michael Durkin Jr.
                               Senior Vice President and Chief Financial Officer (As Chief Accounting Officer and Duly Authorized Officer of PepsiAmericas, Inc.)

                                 CERTIFICATIONS


      In connection with the Quarterly Report of PepsiAmericas, Inc. (the "Company") on Form 10-Q for the quarterly period ended June 29, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934: and

      (2) the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.


Dated: August 13, 2002     By: /s/ ROBERT C. POHLAD
                               -------------------------
                               Robert C. Pohlad
                               Chairman of the Board and Chief Executive Officer


Dated: August 13, 2002     By: /s/ G. MICHAEL DURKIN JR.
                               --------------------------
                               G. Michael Durkin Jr.
                               Senior Vice President and Chief Financial Officer