Form 10-Q
period 2002-09-28
PEPSIAMERICAS INC/IL/
filed 2002-11-12
CIK 1084230

 Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 001-15019

PEPSIAMERICAS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-6167838
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3880 Dain Rauscher Plaza, 60 South Sixth Street Minneapolis, Minnesota	55402
(Address of principal executive offices)	(Zip Code)

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

As of November 1, 2002, the Registrant had 150,295,017 outstanding shares of common stock, par value $0.01 per share, the Registrant's only class of common stock.

Contents

PEPSIAMERICAS, INC. FORM 10-Q THIRD QUARTER 2002

Contents

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited and in millions, except per share data)

	Third Quarter		First Nine Months

	2002	2001	2002	2001

Net sales	$882.5	$847.1	$2,504.1	$2,409.3
Cost of goods sold	524.6	507.6	1,491.9	1,449.7

Gross Profit	357.9	339.5	1,012.2	959.6
Selling, delivery and administrative expenses	255.9	240.4	743.9	699.9
Amortization expense	–	12.3	–	36.8
Special charges	(1.1)	–	(1.1)	4.6
Gain on pension curtailment	–	–	–	(8.9)

Operating income	103.1	86.8	269.4	227.2
Interest expense, net	(19.2)	(22.7)	(56.6)	(71.8)
Other expense, net	(1.6)	(1.3)	(2.4)	(0.9)

Income before income taxes	82.3	62.8	210.4	154.5
Income taxes	32.1	30.1	82.0	73.6

Income from continuing operations	50.2	32.7	128.4	80.9
Loss from discontinued operations, net of tax	–	–	(6.0)	–

Net income	$50.2	$32.7	$122.4	$80.9

Weighted average common shares:
Basic	152.2	156.3	153.2	156.1
Incremental effect of stock options and awards	0.5	0.6	0.5	0.8

Diluted	152.7	156.9	153.7	156.9

Income (loss) per share - basic:
Continuing operations	$0.33	$0.21	$0.84	$0.52
Discontinued operations	–	–	(0.04)	–

Net income	$0.33	$0.21	$0.80	$0.52

Income (loss) per share - diluted:
Continuing operations	$0.33	$0.21	$0.84	$0.52
Discontinued operations	–	–	(0.04)	–

Net income	$0.33	$0.21	$0.80	$0.52

Cash dividends per share	$–	$–	$0.04	$0.04

See accompanying notes to condensed consolidated financial statements.

Contents

CONDENSED CONSOLIDATED BALANCE SHEETS (in millions, except per share data)

	End of Third Quarter 2002	End of Fiscal Year 2001

	(unaudited)
ASSETS:
Current assets:
Cash and equivalents	$115.4	$64.4
Receivables	230.0	197.1
Inventories	179.9	173.4
Other current assets	50.5	45.9

Total current assets	575.8	480.8
Property (at cost)	1,922.1	1,821.0
Accumulated depreciation	(815.7)	(753.9)

Net property	1,106.4	1,067.1

Intangible assets, net	1,751.1	1,749.3
Investments and other assets	143.5	122.1

Total assets	$3,576.8	$3,419.3

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Short-term debt, including current maturities of long-term debt	$298.6	$255.2
Payables	208.5	216.5
Other current liabilities	187.0	181.0

Total current liabilities	694.1	652.7

Long-term debt	1,080.1	1,083.4
Deferred income taxes	110.1	68.9
Other liabilities	199.7	184.0
Shareholder' equity:
Preferred stock ($0.01 par value, 12.5 million shares authorized;
no shares issued)	–	–
Common stock ($0.01 par value, 350 million shares authorized;
167.5 million shares issued-2002 and 167.6 million shares
issued-2001)	1,539.1	1,546.7
Retained income	280.7	164.4
Unearned stock-based compensation	(9.6)	(1.1)
Accumulated other comprehensive loss:
Cumulative translation adjustment	(21.0)	(25.1)
Net unrealized investment and hedging losses	(14.0)	(4.7)
Minimum pension liability	(4.1)	(4.1)

Accumulated other comprehensive loss	(39.1)	(33.9)
Treasury stock (17.4 million shares - 2002 and 14 million
shares - 2001)	(278.3)	(245.8)

Total shareholders' equity	1,492.8	1,430.3

Total liabilities and shareholders' equity	$3,576.8	$3,419.3

See accompanying notes to condensed consolidated financial statements.

Contents

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in millions)

	First Nine Months

	2002	2001

CASH FLOW FROM OPERATING ACTIVITIES:
Income from continuing operations	$128.4	$80.9
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	120.2	149.1
Deferred income taxes	39.4	28.5
Gain on pension curtailment	–	(8.9)
Gain on sale of investment	(3.5)	–
Special charges	(1.1)	4.6)
Cash outlays related to special charges	(5.0)	(17.8)
Other	(1.0)	(5.5)
Change in assets and liabilities, exclusive of acquisitions and divestitures:
Increase in receivables	(32.9)	(9.8)
Increase in inventories	(6.3)	(17.0)
(Decrease) increase in payables	(13.7)	25.9
Net change in other assets and liabilities	6.0	17.9

Net cash provided by operating activities	230.5	247.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Franchises and companies acquired, net of cash required	(2.9)	(5.5)
Capital investments, net of proceeds from asset sales	(152.5)	(151.0)
Proceeds from sales of investments	26.5	1.9

Net cash used in investing activities	(128.9)	(154.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of short-term debt	(228.4)	(195.0)
Proceeds from issuance of long-term debt	250.0	352.7
Repayment of long-term debt	–	(204.4)
Dividends	(6.1)	(6.2)
Treasury stock purchases	(56.1)	(6.6)
Issuance of common stock	4.8	9.1

Net cash used in financing activities	(35.8)	(50.4)

Net cash used in discontinued operations	(14.6)	(7.5)
Effects of exchange rate changes on cash and equivalents	(0.2)	–

Change in cash and equivalents	51.0	35.4
Cash and equivalents at beginning of year	64.4	51.2

Cash and equivalents at end of first nine months	$115.4	$86.6

See accompanying notes to condensed consolidated financial statements.

Contents

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	The condensed consolidated financial statements included herein have been prepared by PepsiAmericas, Inc. (the “Company”) without audit. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the condensed financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year 2001. In the opinion of management, the information furnished herein reflects all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of results for the interim periods presented.

2.	The Company manufactures, packages, sells and distributes carbonated and non-carbonated Pepsi-Cola beverages and a variety of other beverages in the United States, Central Europe and the Caribbean. The Company is the number-two anchor bottler in the Pepsi system and accounts for approximately 19 percent of all Pepsi-Cola products sold in the United States. The Company operates in a significant portion of an 18 state region, primarily in the Central and Midwestern United States. Outside the United States, the Company operates in the Central European markets in Poland, Hungary, the Czech Republic and the Republic of Slovakia and in the Caribbean markets in Puerto Rico, Jamaica, the Bahamas, Trinidad and Tobago, and Barbados. The Company serves areas with a total population of more than 117 million people, and its business is highly seasonal. PepsiCo, Inc. holds a 37.9 percent equity interest in the Company.

Beginning in the second quarter of 2002, the Company began providing a further breakdown of information related to its international markets. This change was made to provide more insight into the results of both the Central European and Caribbean operations.

The following presents selected financial information related to the Company's geographic segments (in millions):

	Third Quarter		First Nine Months

	2002	2001	2002	2001

Net sales:
Domestic	$746.8	$719.5	$2,141.4	$2,071.7
Central Europe	87.3	80.8	231.8	209.2
Caribbean	48.4	46.8	130.9	128.4

Total	$882.5	$847.1	$2,504.1	$2,409.3

Operating income (loss):
Domestic	$98.4	$87.1	$276.2	$241.3
Central Europe	5.0	(0.2)	(2.4)	(12.0)
Caribbean	(0.3)	(0.1)	(4.4)	(2.1)

Total	$103.1	$86.8	$269.4	$227.2

Contents

	End of Third Quarter 2002	End of Fiscal Year 2001

Total assets:
Domestic	$3,046.1	$2,931.9
Central Europe	257.6	236.5
Caribbean	138.0	139.5

Total operating	3,441.7	3,307.9
Non-operating	135.1	111.4

Total	$3,576.8	$3,419.3

3.	The Company’s fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31; fiscal 2001 ended on December 29, 2001. The Company’s third quarters of 2002 and 2001 were based on the thirteen weeks ended September 28, 2002 and September 29, 2001, respectively.

4.	Interest expense, net, is comprised of the following (in millions):

	Third Quarter				First Nine Months

	2002		2001		2002		2001

Interest expense	$	(19.4)	$	(23.0)	$	(57.0)	$	(73.5)
Interest income		0.2		0.3		0.4		1.7

Interest expense, net	$	(19.2)	$	(22.7)	$	(56.6)	$	(71.8)

5.	Net cash provided by operating activities reflected cash payments and receipts for interest and income taxes as follows (in millions):

	First Nine Months

	2002	2001

Interest paid	$63.3	$74.5
Interest received	0.4	0.8
Income taxes paid, net of refunds	22.6	8.1

6.	The Company's comprehensive income is as follows (in millions):

	Third Quarter		First Nine Months

	2002	2001	2002	2001

Net income	$50.2	$32.7	$122.4	$80.9
Foreign currency translation adjustment	(4.9)	(1.5)	4.1	(1.0)
Net unrealized investment and hedging losses	(6.8)	(5.9)	(9.3)	(2.6)

Comprehensive income	$38.5	$25.3	$117.2	$77.3

Net unrealized investment and cash flow hedging losses are presented net of tax benefit of $2.8 million in the third quarter of 2002 and $4.0 million in the first nine months of 2002, compared to $4.1 million and $1.8 million tax benefits in the comparable periods of 2001, respectively.

Contents

7.	In connection with the integration of former Whitman Corporation and former PepsiAmericas domestic benefit plans during the first quarter of 2001, the Company amended its pension plans to freeze pension benefit accruals for all salaried and non-union employees effective December 31, 2001. Employees age 50 or older with 10 or more years of vesting service were grandfathered such that they will continue to accrue benefits after December 31, 2001 based on their final average pay as of December 31, 2001. As a result of the curtailment, the Company recognized a one-time curtailment gain of $8.9 million ($5.4 million after taxes). Beginning January 1, 2002, the existing domestic salaried and non-union pension plans were replaced by an additional Company contribution to the 401(K) plan.

8.	In the second quarter of 2002, the Company recorded a $3.5 million gain related to the sale of its interest in a parcel of land in downtown Chicago. The gain is reflected in “Other expense, net.” The Company received $26.5 million in cash and a $12 million promissory note collateralized by a subordinated mortgage related to the sale. An additional $1.4 million, otherwise payable to the Company, was held back in escrow, a portion of which is expected to be recovered when certain conditions are met related to existing environmental matters. The promissory note and escrow balance were recorded at their estimated realizable value, net of reserves of approximately $6.2 million. In addition, the Company recorded $2.5 million of liabilities, net, for certain indemnifications made pursuant to the sale agreement.

9.	During the first quarter of 2001, the Company reached an agreement with Crescent Distributing, LLC (“Crescent”), a wholly-owned subsidiary of Poydras Street Investors LLC (“Poydras”). Under the agreement, the joint venture between the Company and Poydras was terminated with Crescent retaining sole ownership of the rights to the beer operations and related assets and the Company assuming sole ownership of the rights to the soft drink operations and related assets. The results derived from the beer operations were not material to the Company’s overall business.

10.	As of the end of the third quarter of 2002, the components of inventory were approximately 44 percent comprised of raw materials and supplies and 56 percent comprised of finished goods and were materially consistent with the mix of inventory at the end of fiscal year 2001.

11.	In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which changes the accounting for goodwill from an amortization method to an impairment-only approach. This change applies to goodwill and other intangible assets with indefinite lives. The Company adopted SFAS No. 142 effective the beginning of 2002 and has ceased amortization of substantially all intangible assets beginning in the first quarter of 2002. Had SFAS No. 142 been in effect at the beginning of fiscal year 2001, the Company estimates that net income would have been approximately $46.4 million ($0.30 per diluted share) and $118.2 million ($0.75 per diluted share), for the third quarter and first nine months of 2001, respectively. The Company has completed the initial impairment review required by SFAS No. 142 and determined that goodwill was not impaired.

As of the end of the third quarter of 2002, goodwill by reportable segment was as follows (in million):

Domestic	$1,702.0
Central Europe	27.3
Caribbean	16.9

Total goodwill	$1,746.2

There were no material changes in the carrying amount of goodwill during the first nine months of 2002. Intangible assets include various distribution and non-compete agreements, and the pension intangible asset.

12.	In the fourth quarter of 2001, the Company recorded special charges totaling $9.2 million primarily for severance costs and other costs related to changing the Company’s marketing and distribution strategy in Hungary, as well as for the write-down of marketing equipment in the U.S. The write-down of marketing equipment was recorded in conjunction with the start-up of the Ft. Wayne, Indiana refurbishment operations.

Contents

In the first quarter of 2001, the Company recorded a special charge of $4.6 million related to further organization changes resulting from the transaction with the former PepsiAmericas, which was principally composed of severance and related benefits.

In the fourth quarter of 2000, the Company recorded a special charge of $21.7 million ($13.2 million after tax). The charge, related to the merger with the former PepsiAmericas, included severance, related benefits and other payments to executives and employees of the Company totaling $17.1 million. Further, in connection with the closure of its production facility in Ft. Wayne, Indiana, the Company recorded a charge of $4.2 million, which included a write-down of building and equipment and $0.5 million for severance payments and other benefits.

The following table summarizes activity associated with the special charges (in millions):

	2001 Charges	2000 Charges	Total

Accrued liabilities as of fiscal year end 2001	$6.4	$1.7	$8.1
Expenditures primarily for employee-related costs	(3.3)	(1.7)	(5.0)

Accrued liabilities at the end of the third quarter of 2002	$3.1	$–	$3.1

The 2001 and 2000 charges affected approximately 525 employees, of which 153 remain as of the end of the third quarter of 2002. The accrued liabilities remaining as of the end of the third quarter of 2002 are primarily comprised of deferred severance payments and certain employee benefits. The Company expects to pay a significant portion of the $3.1 million of employee related costs, using cash from operations, during the next 12 months; accordingly, such amounts are classified as other current liabilities.

In addition, the Company identified approximately $1.1 million of excess severance and related exit costs in Central Europe related to a special charge recorded in fiscal year 1999 that were credited to income and reflected in “Special charges.”

13.	In the third quarter of 2002, the Company issued $250 million of notes with a coupon rate of 3.875 percent due 2007. These notes are included in long-term debt in the Condensed Consolidated Balance Sheet. Proceeds from these notes were used to repay outstanding commercial paper or are included in the cash and equivalents balance at the end of the third quarter.

14.	The Company uses financial instruments to hedge against volatility in future cash flows on anticipated aluminum can purchases, the prices of which are indexed to aluminum market prices. Realized gains and losses on aluminum hedge contracts are deferred until the related finished products are sold. See “Quantitative and Qualitative Disclosures About Market Risk - Commodity Prices.” Effective at the beginning of fiscal 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137 and 138. In connection with the adoption, the Company recognized an asset for the fair value of aluminum hedges of $1.4 million and reclassified $0.4 million of previously deferred hedging losses to accumulated other comprehensive loss. Accordingly, the impact of adopting SFAS No. 133, as amended, was an increase of $1 million in accumulated other comprehensive income, which was reclassified into cost of goods sold during fiscal 2001.

During the fourth quarter of 2001, the Company also began using financial instruments to hedge against volatility in future cash flows on anticipated fuel purchases, the prices of which are indexed to fuel market prices. Realized gains and losses on fuel hedge contracts are deferred until the fuel is purchased. See “Quantitative and Qualitative Disclosures About Market Risk - Commodity Prices.”

The Company has hedged a portion of its anticipated aluminum can and fuel purchases through the fourth quarters of 2004 and 2002, respectively. As of the end of the third quarter of 2002, the Company had deferred $6.9 million of losses related to these hedging programs in “Accumulated other comprehensive loss”, a majority of which will be reclassified into earnings during the next 18 months.

Contents

During the third quarter of 2001, the Company entered into interest rate swap contracts with an aggregate notional amount of $200 million to convert a portion of its fixed rate debt to floating rate debt, with the objective of reducing overall borrowing costs. These swaps are accounted for as fair value hedges, since they hedge against the change in fair value of fixed rate debt resulting from fluctuations in interest rates. The fair value of the interest rate swaps at the end of the third quarter of 2002 was $22.4 million, which is reflected in “Other assets” on the Condensed Consolidated Balance Sheet, with a corresponding increase in “Long-term debt” representing the change in fair value of the fixed rate debt. The fair value adjustment had no earnings impact since the swaps are considered highly effective in eliminating the interest rate risk of the fixed rate debt they are hedging.

In anticipation of the long-term debt issuance in the third quarter of 2002, the Company entered into a series of treasury rate locks with an aggregate notional amount of $250 million. These treasury rate locks are accounted for as cash-flow hedges, as the treasury rate locks are hedging against the variability of interest payments on the forecasted issuance of fixed-rate debt attributable to changes in the interest rates. The treasury rate locks were settled for $2.5 million, concurrent with the debt issuance in the third quarter of 2002 (see Note 13). As of the end of the third quarter of 2002, the Company had deferred approximately $2.5 million of losses in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheet, as the treasury rate locks were considered highly effective in eliminating the interest rate risk on the forecasted debt issuance. Amounts accumulated in other comprehensive loss will be reclassified into earnings commensurate with the recognition of the interest expense on the newly issued debt.

15.	The Company continues to be subject to certain indemnification obligations, net of insurance, under agreements related to previously sold subsidiaries, including indemnification expenses for potential environmental and tort liabilities of these prior subsidiaries. There is significant uncertainty in assessing the Company’s potential expenses for complying with its indemnification obligations. The assessment and determination of expenses for cleanup at the various sites involved are inherently speculative during the early stages, as is the projection of future claims. The amount of the expense also is subject to various factors, including possible insurance recoveries and the allocation of liabilities among many other potentially responsible and financially viable parties.

In the fourth quarter of fiscal year 2001, the Company engaged outside consultants to assist in estimating the amount of expense the Company may incur due to the environmental liabilities arising from sites owned or operated by the prior subsidiaries. The outside consultants provided the Company with an estimate of the most likely costs of remediating the sites. Their estimates were based on their evaluations of the characteristics and parameters of the sites, including results from field inspections, test borings and water flows. Their estimates are based upon the use of current technology and remediation techniques, and do not take into consideration any inflationary trends upon such claims or expense. Based upon these estimates, the Company recorded a charge to discontinued operations in the fourth quarter of 2001 of $111 million ($71 million after taxes).

During the second quarter of 2000, proceeds of a settlement of insurance policies issued to a prior subsidiary were placed in a trust (the “Trust”). The Trust documents specify that funds in the Trust would be used to pay future liabilities of the prior subsidiaries. Monies paid by the Trust thereby would reduce the indemnification obligations of the Company. As of fiscal year end 2001, the Company had $131.2 million accrued to cover potential indemnification obligations, which amount excluded expenses for which the Trust was expected to be responsive. The amount also excluded any possible insurance recoveries under policies that were in place prior to recently purchased insurance policies described below. The accrual included estimated expenses for the remediation of identified sites, payments to third parties for claims and expenses, and the expenses of on-going evaluations and litigation. The Company expects a significant portion of the accrued liabilities will be disbursed during the next 10 years.

The significant sites included in the aggregate accrued liabilities the Company has recorded are described more fully in the Company’s Annual Report on Form 10-K for the fiscal year 2001. No significant changes in the status of those sites occurred and no significant new sites were discovered during the first nine months of 2002.

Contents

During the second quarter of 2002, as part of a comprehensive program concerning environmental liabilities related to the former Whitman Corporation subsidiaries, the Company purchased new insurance coverage related to the known sites previously owned and operated by Pneumo Abex and its subsidiaries, along with other sites which Pneumo Abex or one of its subsidiaries may have owned or operated. In addition, the Trust purchased insurance coverage and funded coverage for remedial and other costs ("finite funding") related to the sites previously owned and operated by Pneumo Abex and its subsidiaries. These actions have been taken to fund costs associated with the sites previously owned and operated by Pneumo Abex and its subsidiaries and to protect against additional future costs in excess of a self-insured retention of the Company. The amount of self-insured retention (the amount the Company must pay before the insurance carrier is obligated to commence payments) is $114 million. The Company had accrued $90 million, which is its estimate of the contingent liabilities related to such environmental matters. The finite funding of $26 million may be used to pay a portion of the $90 million which the Company had accrued, along with previously incurred expenses of the Company. Essentially all of the assets of the Trust were expended by the Trust in connection with the purchase of the insurance coverage and the finite funding and related expenses.

In conjunction with the purchase of the insurance policies in the second quarter of 2002, the Company recorded a charge to discontinued operations of $9.8 million, or $6 million after tax. This charge represented amounts expended by the Company and a reduction of funds in the Trust available to pay expenses related to sites for which the Company has indemnification obligations. Because payments by the Trust reduce cash required to be paid by the Company for the environmental sites for which the Company has indemnification obligations, the Company recorded the finite funding in “Investments and other assets.”

The Company has contingent liabilities from various pending claims and litigation on a number of matters, including indemnification claims under agreements with previously sold subsidiaries for product liability and toxic torts. The ultimate liability for these claims cannot be determined. In the opinion of management, based upon information currently available, the ultimate resolution of these claims and litigation, including potential environmental exposures, and considering amounts already accrued, should not have a material effect on the Company’s financial condition, although amounts recorded in a given period could be material to the results of operations or cash flows for that period.

Existing environmental liabilities associated with the Company’s continuing operations are not material.

16.	The Company purchases concentrate from PepsiCo to be used in the production of Pepsi carbonated soft drinks and other non-alcoholic beverages. PepsiCo also provides the Company with various forms of marketing supports to promote Pepsi’s brands. This support covers a variety of initiatives, including market place support, marketing programs, marketing equipment and related program support and shared media expense. PepsiCo and the Company each record their share of the cost of marketing programs in their financial statements. Based on the objectives of the programs and initiatives, domestic marketing support is recorded as an adjustment to net sales or as a reduction of selling, delivery and administrative expense. There are no conditions or requirements, which could result in the repayment of any support payments received by the Company.

The Company manufacturers and distributes fountain products and provides fountain equipment service to PepsiCo customers in certain territories in accordance with various agreements. There are other products which the Company produces and/or distributes through various arrangements with PepsiCo or partners of PepsiCo.

See the Annual Report on Form 10-K for fiscal year 2001 for further discussion of related party transactions.

Contents

17.	Basic income per share is based upon the weighted-average number of common shares outstanding. Diluted income per share assumes the exercise of all options which are dilutive, whether exercisable or not. The dilutive effects of stock options and non-vested restricted stock awards are measured under the treasury stock method.

Options to purchase the following shares were not included in the computation of diluted income per share because the exercise price was greater than the average market price of the common shares during the related period:

	Third Quarter		First Nine Months

	2002	2001	2002	2001

Shares under options outstanding	8,969,473	7,616,399	8,969,473	7,516,399
Weighted-average exercise price
per share	$17.89	$18.83	$17.89	$18.89

Contents

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CRITICAL ACCOUNTING POLICIES

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to use estimates. These estimates are made using management’s best judgment and the information available at the time these estimates are made, including the advice of outside experts. For a better understanding of the Company’s significant accounting policies used in preparation of the Consolidated Financial Statements, please refer to the Company's Annual Report on Form 10-K for the fiscal year 2001. We focus your attention on the following:

Goodwill Impairment - Beginning in 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which changed the accounting for goodwill from an amortization method to an impairment-only approach. The Company completed its initial impairment review and determined that goodwill was not impaired. This review included estimating fair market value using discounted future cash flows, which requires considerable management judgment. A review of the carrying value of goodwill will be performed on an annual basis, as required by SFAS No. 142.

Commitments and Contingencies - The Company continues to be subject to certain indemnification obligations under agreements related to previously sold subsidiaries, including potential environmental liabilities (see Note 15). The Company has estimated its contingent liability under its indemnification obligations, which is inherently difficult to estimate. Management has utilized outside consultants and other professionals to assist with the estimation of its liability.

Income Taxes - The Company's effective tax rate and the tax bases of its assets and liabilities reflect management's best estimate of the outcome of future tax audits. The Company has established valuation allowances using management’s best judgment where expected results do not support the realization of deferred tax assets.

RESULTS OF OPERATIONS 2002 THIRD QUARTER COMPARED WITH 2001 THIRD QUARTER

Due to special charges and other non-recurring items recorded in 2001 and 2002, the Company believes that pro forma results provide a better indication of current operating trends than reported results. Therefore, included within the following discussions are explanations of both reported results and pro forma results. The Company’s business is highly seasonal; accordingly, the operating results of any individual quarter may not be indicative of a full year’s operating results.

Net sales for the third quarter of 2002 and 2001 were as follows (in millions):

	Reported
			Percent
	2002	2001	Change

Domestic	$746.8	$719.5	3.8
Central Europe	87.3	80.8	8.0
Caribbean	48.4	46.8	3.4

Total net sales	$882.5	$847.1	4.2

On a reported basis, net sales increased $35.4 million, or 4.2 percent, in the third quarter of 2002 compared to the third quarter of 2001, primarily reflecting increased volume in both the domestic and Central European markets and improved pricing in the domestic markets, certain Central European markets and the Caribbean markets.

Contents

The growth in domestic net sales of $27.3 million resulted from improved pricing, up 1.3 percent, as well as increased volume, up 3.5 percent. The improved pricing included a 0.6 percent improvement attributed to rate increases and a 0.7 percent improvement associated with favorable changes in package mix. Offsetting the improvements attributed to the increased volume and higher pricing were declines in contract (sales to other bottlers), commissary and other sales, which decreased 9.2 percent in the current quarter compared to the third quarter of last year. The domestic volume growth in the third quarter benefited from strong growth in Trademark Pepsi of 1.6 percent, due in part to innovation. Aquafina continued strong growth of 50.9 percent, and Trademark Mountain Dew grew 0.5 percent as the Company lapped the strong introduction of Code Red in the third quarter of 2001. Other Pepsi branded flavored soft drinks experienced growth of 17.9 percent, led by Sierra Mist and Lipton Brisk. Dr Pepper continued to have strong single-digit growth. The volume growth in the third quarter was driven by growth in cans of 2 percent and strong growth in 24-ounce non-returnable packages of 18.2 percent. The domestic results reflected continued growth in the large format channel, led by supermarkets, offset by slight declines in the small format channels while on-premise channels remained relatively flat.

The growth in Central Europe net sales of $6.5 million, or 8.0 percent, resulted from volume growth of 8.4 percent, as well as favorable foreign exchange rates, offset, in part, by decreased pricing in Poland. Excluding the favorable exchange rate impact, all four markets in Central Europe experienced strong growth in net sales attributed to both volume growth and pricing improvements, except for Poland. Competitive pricing pressures continued to adversely affect Poland’s sales growth and pricing in the quarter.

The growth in Caribbean net sales of $1.6 million, or 3.4 percent, resulted mainly from improved pricing, as volume remained relatively flat.

The consolidated gross profit margin on a reported basis increased 50 basis points to 40.6 percent of net sales in the third quarter of 2002 compared with the third quarter of 2001. The improvement was primarily attributed to improved margins in the domestic markets, as pricing improved and ingredient and packaging costs on a per unit basis remained relatively flat. In Central Europe, the gross profit margin improved 50 basis points, mainly due to the favorable foreign exchange impact, while the overall gross profit margin declined in the Caribbean markets.

Selling, delivery and administrative (“SD&A”) expenses represented 29.0 percent of sales in the third quarter of 2002 compared with 28.4 percent in the third quarter of 2001. The increase in the percentage of SD&A expenses was due primarily to the increase in the domestic markets, offset, in part, by a decrease in Central Europe. SD&A as a percent of net sales increased 120 basis points in the domestic markets to 28.2 percent, reflecting an increase in wages and benefits in the domestic markets due, in part, to aligning the compensation and benefit programs of legacy Whitman and legacy PepsiAmericas, as well as increased insurance costs. The increase also reflected expenses associated with the next generation selling system implementation and the roll-out of additional components of the enterprise-wide resource planning system, primarily inventory and demand planning applications, as well as higher depreciation associated with investments in technology and cold drink equipment. Excluding the impact of foreign exchange rates, SD&A costs as a percent of net sales in Central Europe declined 4.0 percent, while SD&A costs in the Caribbean markets were essentially flat as a percent of sales.

Operating income (loss) for the third quarters of 2002 and 2001 was as follows (in millions):

	Reported			Pro Forma
			Percent			Percent
	2002	2001	Change	2002	2001	Change

Domestic	$98.4	$87.1	13.0	$98.4	$99.0	(0.6)
Central Europe	5.0	(0.2)	–	3.9	(0.1)	–
Caribbean	(0.3)	(0.1)	–	(0.3)	0.1	–

Total operating income	$103.1	$86.8	18.8	$102.0	$99.0	3.0

Contents

In the third quarter of 2002, the $1.1 million reversal of previously recognized special charges in Central Europe was excluded from pro forma operating income. Reconciliation of reported results to pro forma results for the third quarter of 2001 is as follows (in millions):

	Third Quarter 2001

		Central
	Domestic	Europe	Caribbean		Total

Reported operating income	$87.1	$ (0.2)	$	(0.1)	$86.8
Exclude amortization	11.9	0.1		0.2	12.2

Pro forma operating income	$99.0	$ (0.1)		$0.1	$99.0

Pro forma operating results assume amortization of goodwill and other intangible assets with indefinite lives ceased as of the beginning of 2001.

In the third quarter of 2002, reported operating income increased $16.3 million, or 18.8 percent. The improvement in reported operating income included the benefit of the change in accounting for goodwill from an amortization method to an impairment-only approach. The Company ceased amortizing goodwill and other intangible assets with indefinite lives at the beginning of fiscal year 2002, while the operating income in the third quarter of 2001 included amortization expense of $12.2 million. On a pro forma basis, assuming the change in accounting for goodwill occurred at the beginning of 2001, operating income for the third quarter increased $3.0 million, or 3.0 percent. On a pro forma basis, operating income in the domestic markets decreased slightly by $0.6 million, or 0.6 percent, impacted by increased SD&A costs, which offset the improvement in gross profit. Central Europe recorded operating income of $3.9 million, or $4.0 million better than the previous year. The favorable impact of foreign exchange rates improved operating results by approximately $1.3 million in the current quarter. In the Caribbean markets, pro forma operating losses increased by $0.4 million reflecting the modest increase in SD&A costs and ingredient and packaging costs.

Net interest expense decreased $3.5 million in the third quarter of 2002 to $19.2 million. This decrease was principally due to lower rates on short-term borrowings, and the fixed rate debt, which was converted to floating rate debt through interest rate swap agreements in fiscal year 2001.

The Company reported other expense of $1.6 million in the third quarter of 2002 compared to expense of $1.3 million reported in the third quarter of 2001.

The Company’s effective tax rate in the third quarter of 2002 was 39 percent compared to 47.9 percent in the third quarter of 2001. The decrease in the effective tax rate in 2002 was primarily due to the Company ceasing amortization of goodwill and other intangible assets with indefinite lives. A majority of this amortization expense was not deductible for tax purposes.

Contents

RESULTS OF OPERATIONS 2002 FIRST NINE MONTHS COMPARED WITH 2001 FIRST NINE MONTHS

Due to the disposition of the beer business, as well as special charges and other non-recurring items recorded in 2002 and 2001, the Company believes that pro forma results provide a better indication of current operating trends than reported results. Therefore, included within the following discussion are explanations of both reported results and pro forma results. The Company’s business is highly seasonal; accordingly, the operating results for the first nine months may not be indicative of a full year’s operating results.

Net sales for the first nine months of 2002 and 2001 were as follows (in millions):

	Reported
			Percent
	2002	2001	Change

Domestic	$2,141.4	$2,071.7	3.4
Central Europe	231.8	209.2	10.8
Caribbean	130.9	128.4	1.9

Total net sales	$2,504.1	$2,409.3	3.9

Net sales increased $94.8 million, or 3.9 percent, in the first nine months of 2002 compared to the first nine months of 2001, primarily due to continued volume growth in both the domestic and Central European markets, improved pricing in the domestic markets, and favorable foreign exchange rates. Excluding net sales of $11 million associated with the beer business divested in the first quarter of 2001, net sales increased $105.8 million, or 4.4 percent.

Excluding sales associated with the divested beer business, domestic net sales increased $80.7 million, or 3.9 percent, resulting from improved pricing, up 1.8 percent, as well as increased volume of 3.0 percent. The improved pricing included a 1.4 percent improvement attributed to rate increases and a 0.4 percent improvement associated with favorable changes in package mix. Offsetting the increase in net sales attributable to increased volume and pricing were declines in contract, commissary and other net sales, which declined 9.0 percent in the first nine months compared to last year. The domestic volume growth in the first nine months benefited from continued growth in Trademark Mountain Dew of 3 percent, due to incremental growth contributed by Code Red, together with the continued strong growth in Aquafina of 48.6 percent. Trademark Pepsi volume was essentially flat compared to the prior year. Other Pepsi branded flavored soft drinks experienced growth of 14.1 percent, led by Sierra Mist. Dr Pepper continued to have strong single-digit growth. The volume growth in the first nine months was driven by growth in cans of 2.2 percent and strong growth in 24-ounce non-returnable packages of 19.7 percent, offset, in part, by a decline in 2 liter volume. Volume from single serve soft drinks remained relatively flat compared to the prior year. The domestic results reflected continued growth in the large format channel, led by supermarkets, offset by continued softness in the on-premise channel while small format volume remained relatively flat compared to the prior year.

The growth in Central Europe net sales of $22.6 million, or 10.8 percent, resulted from volume growth of 12.9 percent, as well as favorable foreign exchange rates, offset, in part, by continued declines in pricing in Poland. Excluding the favorable exchange rate impact, all markets in Central Europe experienced strong growth in net sales attributed to both volume growth and pricing improvements, except for Poland. Competitive pricing pressures continued to adversely affect Poland’s net sales growth and pricing in the first nine months compared to the previous year.

The growth in Caribbean net sales of $2.5 million, or 1.9 percent, resulted from improved pricing offset, in part, by a decline in volume of 3.1 percent. The decline in volume was principally attributed to the adverse impact of the labor dispute in Puerto Rico in the first quarter of 2002, as well as the impact of a continued decline in tourism in the Caribbean markets since September 2001.

Contents

The consolidated gross profit margin, excluding results of the divested beer operations, increased 50 basis points to 40.4 percent of sales in the first nine months of 2002 compared with the first nine months of 2001. The improvement was primarily attributed to improved margins in the domestic markets, which resulted from improved pricing and overall moderate growth in ingredient and packaging costs. In Central Europe, the gross profit margin improved 170 basis points, mainly due to the favorable impact of foreign exchange rates, while the overall gross profit margin decreased in the Caribbean markets.

SD&A expenses in the first nine months of 2002 increased $44.0 million, or 6.3 percent, compared to the previous year. Excluding results from the divested beer business, SD&A represented 29.7 percent of net sales in the first nine months of 2002 compared with 29.1 percent in the first nine months of 2001. The increase in SD&A as a percent of net sales was mainly attributable to the domestic markets, offset, in part, by a decline in SD&A costs in Central Europe. SD&A as a percent of net sales increased 80 basis points in the domestic markets to 28.4 percent. Costs of $2.8 million associated with the labor strike in Chicago in the second quarter of 2002 negatively impacted the domestic SD&A. Other factors contributing to the increase in SD&A costs included increases in wages and benefits in the domestic markets due, in part, to aligning the compensation and benefit programs of legacy Whitman and legacy PepsiAmericas, as well as expenses associated with the next generation selling system implementation and the roll-out of additional components of the enterprise-wide resource planning system, primarily inventory and demand planning applications. The increase also reflected higher depreciation associated with investments in technology and cold drink equipment. SD&A costs as a percent of net sales in Central Europe declined in the first nine months of 2002, while costs in the Caribbean markets increased moderately as a percent of net sales.

Operating income (loss) for the first nine months of 2002 and 2001 was as follows (in millions):

	Reported			Pro Forma
			Percent			Percent
	2002	2001	Change	2002	2001	Change

Domestic	$276.2	$241.3	14.5	$276.2	$272.7	1.3
Central Europe	(2.4)	(12.0)	80.0	(3.5)	(11.5)	69.6
Caribbean	(4.4)	(2.1)	(109.5)	(4.4)	(1.6)	(175.0)

Total operating income	$269.4	$227.2	18.6	$268.3	$259.6	3.4

In the first nine months of 2002, the $1.1 million reversal of previously recognized special charges in Central Europe was excluded from pro forma operating income. Reconciliation of reported results to pro forma results for the first nine months of 2001 is as follows (in millions):

	First Nine Months 2001

		Central
	Domestic	Europe		Caribbean		Total

Reported operating income	$241.3	$	(12.0)	$	(2.1)	$227.2
Exclude amortization	35.7		0.5		0.5	36.7
Exclude special charges	4.6		–		–	4.6
Exclude gain on pension curtailment	(8.9)		–		–	(8.9)

Pro forma operating income	$272.7	$	(11.5)	$	(1.6)	$259.6

Pro forma operating results exclude the impact of special charges and other non-recurring items from the first nine months of 2001 and 2002. In addition, pro forma results assume amortization of goodwill and other intangible assets with indefinite lives ceased as of the beginning of 2001.

Contents

In the first nine months of 2002, reported operating income increased $42.2 million, or 18.6 percent. The improvement in reported operating income included the benefit of the change in accounting for goodwill from an amortization method to an impairment-only approach. The Company ceased amortizing goodwill and other intangible assets with indefinite lives at the beginning of fiscal year 2002, while the previous year operating income included amortization expense of $36.7 million. On a pro forma basis, operating income increased $8.7 million, or 3.4 percent, which included the costs associated with the Chicago strike of $2.8 million. On a pro forma basis, domestic markets increased operating income by $3.5 million, or 1.3 percent, mainly due to increased volume and pricing, offset, in part, by increased SD&A costs including costs associated with the Chicago strike. Central Europe reduced operating losses by $8.0 million, or 69.6 percent, due in part to improved operating performance, led by double-digit growth in volume, as well as the favorable impact of foreign exchange rates. In the Caribbean markets, pro forma operating losses increased by $2.8 million reflecting the decline in volume and increased SD&A costs. As noted previously, the Caribbean results were adversely affected by the labor disputes in Puerto Rico and the decline in tourism that has continued since September 2001.

Net interest expense decreased $15.2 million in the first nine months of 2002 to $56.6 million. This decrease was principally due to lower rates on short-term borrowings. The Company also adjusted the mix of fixed rate versus floating rate debt using interest rate swap agreements, which were favorable in the first nine months of 2002.

The Company reported other expense of $2.4 million in the first nine months of 2002 compared to $0.9 million reported in the first nine months of 2001. Included in the results for the first nine months of 2002 was a pretax gain of $3.5 million resulting from the sale of a parcel of land in downtown Chicago. Results for the first nine months of 2001 included the benefit of real estate tax refunds associated with the Company’s non-operating real estate entities. The Company sold certain non-operating real estate assets in 2002.

The Company’s effective tax rate in the first nine months of 2002 was 39 percent compared to 47.6 percent in the first nine months of 2001. The decrease in the effective tax rate in 2002 was primarily due to the Company ceasing amortization of goodwill and other intangible assets with indefinite lives. A majority of this amortization expense was not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by continuing operations decreased by $17.4 million to $230.5 million in the first nine months of 2002. This decrease was primarily due to the impact of the change in primary working capital, in particular receivables and payables. The increase in receivables in the first nine months of 2002 was attributed to an increase in trade receivables in Central Europe associated with the strong single-digit increase in net sales in the third quarter of 2002. In addition, the increase in receivables reflected balances remaining from the pre-bankruptcy sales to Kmart, as well as increased funding receivable balances from PepsiCo. The increase in cash used in accounts payable was primarily related to the timing of payments made in the third quarter of 2002.

Investing activities in the first nine months of 2002 included $2.9 million of cash paid to acquire full line vending businesses. Investing activities in the first nine months of 2001 included $5.5 million paid to acquire the minority partner’s interest in the soft drink operations in New Orleans, as well as payments related to the acquisition of Trinidad and Tobago. The Company made capital investments of $152.5 million, net of proceeds from asset sales, in the first nine months of 2002 compared with $151.0 million in the first nine months of 2001. The increase primarily resulted from investments in manufacturing capacity, both in the domestic and international operations, as well as investments in cold drink equipment and the development of a next generation selling system. The Company expects to spend approximately $210 to $215 million in 2002 for its capital projects. Proceeds from the sale of investments in the first nine months of 2002 related to the sale of a parcel of land in downtown Chicago and in the first nine months of 2001 related to other miscellaneous land sales associated with the Company’s non-operating real estate subsidiaries.

Contents

The Company’s total debt increased $40.1 million to $1,378.7 million at the end of the third quarter of 2002, from $1,338.6 million at the end of fiscal 2001. In September 2002, the Company issued $250 million of notes with a coupon rate of 3.875 percent due in 2007. These notes are included in long-term debt on the Condensed Consolidated Balance Sheet. Proceeds from these notes were used to repay outstanding commercial paper or are included in the cash and equivalents balance at the end of the third quarter. During February and March 2001, the Company issued $200 million and $150 million of notes with coupon rates of 5.95 percent due 2006 and 5.79 percent due 2013, respectively. The notes issued in March 2001 will be remarketed in March 2003, at which time the notes will either be mandatorily purchased and reissued by the underwriter or mandatorily redeemed by the Company. These notes are included in current maturities of long-term debt in the Condensed Consolidated Balance Sheet at the end of the third quarter of 2002. Proceeds from these notes were used to repay outstanding commercial paper. Dividends paid during the first nine months of 2002 were essentially unchanged from the previous year at $6.1 million compared to $6.2 million in 2001. The dividend rate of $0.04 per share in 2002 was unchanged from the previous year. During the first nine months of 2002, the Company repurchased 3.9 million shares for $56.1 million, while purchases of 0.5 million shares for $6.6 million were made in the first nine months of 2001. The issuance of common stock from treasury shares for the exercise of stock options resulted in cash inflows of $4.8 million in the first nine months of 2002, compared to $9.1 million in the first nine months of 2001.

The Company has a revolving credit agreement with maximum borrowings of $500 million, which acts as a back-up for the Company’s $500 million commercial paper program; accordingly, the Company has a total of $500 million available under the commercial paper program and revolving credit facility combined. There were no borrowings outstanding at the end of the third quarter of 2002 as a result of the repayment of such debt from the proceeds from the issuance of long-term debt in the third quarter. The Company believes that with its existing operating cash flows, available lines of credit, and the potential for additional debt and equity offerings, it will have sufficient resources to fund its future growth and expansion.

TRANSACTIONS WITH PEPSICO

The Company purchases concentrate from PepsiCo to be used in the production of Pepsi carbonated soft drinks and other non-alcoholic beverages. PepsiCo also provides the Company with various forms of marketing supports to promote Pepsi’s brands. This support covers a variety of initiatives, including market place support, marketing programs, marketing equipment and related program support and shared media expense. PepsiCo and the Company each record their share of the cost of marketing programs in their financial statements. Based on the objectives of the programs and initiatives, domestic marketing support is recorded as an adjustment to net sales or as a reduction of selling, delivery and administrative expense. There are no conditions or requirements, which could result in the repayment of any support payments received by the Company.

The Company manufacturers and distributes fountain products and provides fountain equipment service to PepsiCo customers in certain territories in accordance with various agreements. There are other products which the Company produces and/or distributes through various arrangements with PepsiCo or partners of PepsiCo.

See the Annual Report on Form 10-K for fiscal year 2001 for further discussion of related party transactions.

Contents

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements of expected future developments, as defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this Form 10-Q refer to the expectations regarding continuing operating improvement and other matters. These forward-looking statements reflect management’s expectations and are based on currently available data; however, actual results are subject to future risks and uncertainties, which could materially affect actual performance. Risks and uncertainties that could adversely affect such future performance include, but are not limited to, the following: competition, including product and pricing pressures; changing trends in consumer tastes; changes in the Company’s relationship and/or support programs with PepsiCo and other brand owners; market acceptance of new product offerings; weather conditions; cost and availability of raw materials; availability of capital; labor and employee benefit costs; unfavorable interest rate and currency fluctuations; costs of legal proceedings; outcomes of environmental claims and litigation; and general economic, business and political conditions in the countries and territories where the Company operates. These events and uncertainties are difficult or impossible to predict accurately and many are beyond the Company’s control. The Company assumes no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to various market risks, including risks from changes in commodity prices, interest rates and currency exchange rates.

Commodity Prices

The risk from commodity price changes relates to the Company’s ability to recover higher product costs through price increases to customers, which may be limited due to the competitive pricing environment that exists in the soft drink business. The Company uses swap contracts to hedge price fluctuations for a portion of its aluminum and fuel requirements over a specified period of time. Because of the high correlation between commodity prices and the Company’s contractual cost of these products, the Company considers these hedges to be highly effective. As of the end of the third quarter of 2002, the Company had hedged a portion of its future aluminum and fuel requirements through the fourth quarters of 2004 and 2002, respectively.

Interest Rates

In the third quarter of 2002, the risk from changes in interest rates was not material to the Company’s operations because a significant portion of the Company’s debt issues were fixed rate obligations. The Company has entered into interest rate swaps to convert a portion of its fixed rate debt to floating rate debt. The Company’s floating rate exposure relates to changes in the six-month LIBOR rate and the overnight Federal Funds rate. Assuming consistent levels of floating rate debt with those held at the end of the third quarter of 2002, a 50 basis point (0.5 percent) change in each of these rates would have had a $0.5 million impact on the Company’s third quarter 2002 interest expense. The Company had cash equivalents throughout the third quarter of 2002, principally invested in money market funds and commercial paper, which were most closely tied to overnight Federal Funds rates. Assuming a change of 50 basis points in the rate of interest associated with the Company’s cash equivalents at the end of the third quarter of 2002, interest income would not have changed by a significant amount.

Contents

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

International operations, based on net sales, represented approximately 15 percent of the Company’s total operations in the third quarter of 2002. A significant portion of the sales in the Caribbean markets, specifically Puerto Rico, are denominated in U.S. dollars, which is its functional currency. Changes in currency exchange rates impact the translation of the results of certain international operations from their local currencies into U.S. dollars. If the currency exchange rates had changed by five percent in the third quarter of 2002, the Company estimates the impact on reported operating income would not have been significant. The Company’s estimate reflects the fact that a portion of the international operations costs are denominated in U.S. dollars, including concentrate. This estimate does not take into account the possibility that rates can move in opposite directions and that gains in one category may or may not be offset by losses from another category.

Item 4. Controls and Procedures.

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC filings relating to the Company.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

Contents

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

No changes to be reported this quarter.

Contents

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEPSIAMERICAS, INC.

Dated:	November 12, 2002	By:	/s/ G. MICHAEL DURKIN JR.

G. Michael Durkin Jr.
Senior Vice President and Chief Financial Officer
(As Chief Accounting Officer and Duly
Authorized Officer of PepsiAmericas, Inc.)

Contents

CERTIFICATIONS

CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO RULE 13a-14

I, Robert C. Pohlad, Chairman of the Board and Chief Executive Officer of PepsiAmericas, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of PepsiAmericas, Inc. for the quarter ended September 28, 2002;

2.	Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	November 12, 2002	By:	/s/ ROBERT C. POHLAD

Robert C. Pohlad
Chairman of the Board and Chief Executive Officer

Contents

CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO RULE 13a-14

I, G. Michael Durkin Jr., Senior Vice President and Chief Financial Officer of PepsiAmericas, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of PepsiAmericas, Inc. for the quarter ended September 28, 2002;

2.	Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	November 12, 2002	By:	/s/ G. MICHAEL DURKIN JR.

G. Michael Durkin Jr.
Senior Vice President and Chief Financial Officer

Contents

CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report of PepsiAmericas, Inc. (the “Company”) on Form 10-Q for the quarterly period ended September 28, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Robert C. Pohlad, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:	November 12, 2002	By:	/s/ ROBERT C. POHLAD

Robert C. Pohlad
Chairman of the Board and Chief Executive Officer

Contents

CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report of PepsiAmericas, Inc. (the “Company”) on Form 10-Q for the quarterly period ended September 28, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, G. Michael Durkin Jr., Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:	November 12, 2002	By:	/s/ G. MICHAEL DURKIN JR.

G. Michael Durkin Jr.
Senior Vice President and Chief Financial Officer

