Form 10-K
period 2002-12-28
PEPSIAMERICAS INC/IL/
filed 2003-03-31
CIK 1084230

2002

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2002.

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission File Number 001-15019

PEPSIAMERICAS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-6167838
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4000 Dain Rauscher Plaza, 60 South Sixth Street Minneapolis, Minnesota	55402
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (612) 661-3883

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	Each class is registered on:
Preferred Stock, $0.01 par value	New York Stock Exchange
Preferred Share Purchase Rights	Pacific Stock Exchange

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.           Yes    / x /           No    /  /

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.            /  /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes / x / No / /

      As of June 29, 2002, the aggregate market value of the registrant's common stock held by non-affiliates was $2,312.2 million. The number of shares of common stock outstanding at that date was 154,768,085 shares.

DOCUMENTS INCORPORATED BY REFERENCE

      Information required by Part III of this document is incorporated by reference to specified portions of the registrant's definitive proxy statement for the annual meeting of shareholders to be held April 24, 2003.

PART I

Item 1. Business.

General

On November 30, 2000, Whitman Corporation merged with PepsiAmericas, Inc. (the “former PepsiAmericas”), and in January 2001, the combined entity changed its name to PepsiAmericas, Inc. (collectively referred to as “PepsiAmericas,” “we,” “our” and “us”). See Note 4 to the Consolidated Financial Statements. We manufacture, distribute and market a broad portfolio of primarily Pepsi-Cola and Cadbury brands in the United States, Central Europe and the Caribbean.

We account for approximately 19 percent of all Pepsi-Cola beverage products sold in the U.S. We serve a significant portion of an 18 state region, primarily in the Midwest. Outside the U.S., we serve Central European and Caribbean markets, including Poland, Hungary, the Czech Republic, Republic of Slovakia, Puerto Rico, Jamaica, Barbados, the Bahamas, and Trinidad and Tobago. We serve areas with a total population of more than 117 million people.

We sell a variety of brands that we bottle under licenses from PepsiCo, Inc. (“PepsiCo”) or PepsiCo joint ventures which accounted for approximately 91 percent of our total volume in 2002. In some territories, we manufacture, package, sell and distribute products under brands licensed by companies other than PepsiCo, and in some territories we distribute our own brands, such as the Toma brands in Central Europe (see “Products and Packaging”).

Our primary distribution channels for the retail sale of our products are supermarkets, mass merchandisers, vending machines, convenience stores, gas stations, fountain channels, such as restaurants or cafeterias, and other channels, such as small grocery stores, drug stores and educational institutions. Our fastest growing channels have been mass merchandisers and supermarkets.

We deliver our products through these channels using primarily a direct-to-store delivery system. In our exclusive territories, we are responsible for selling products, providing timely service to our existing customers and identifying and obtaining new customers. We are also responsible for local advertising and marketing, as well as the execution in our territories of national and regional selling programs instituted by brand owners. The bottling business is capital intensive. Manufacturing operations require specialized high-speed equipment, and distribution requires extensive placement of fountain equipment and cold drink vending machines and coolers, as well as investment in trucks and warehouse facilities.

Our annual, quarterly and current reports, and all amendments to those reports, are included on our website at www.pepsiamericas.com, and are made available, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

Relationship with PepsiCo

PepsiCo held, directly and indirectly, 38.8 percent of PepsiAmericas’ outstanding common stock as of fiscal year end 2002 (see Note 4 to the Consolidated Financial Statements).

While we manage all phases of our operations, including pricing of our products, PepsiAmericas and PepsiCo exchange production, marketing and distribution information, benefiting both companies’ respective efforts to lower costs, improve productivity and increase product sales.

We have entered into a number of significant transactions and agreements with PepsiCo, and we expect to enter into additional transactions and agreements with PepsiCo in the future.

We purchase concentrates from PepsiCo and manufacture, package, distribute and sell carbonated and non-carbonated beverages under various bottling agreements with PepsiCo. These agreements give us the right to manufacture, package, sell and distribute beverage products of PepsiCo in both bottles and cans and fountain syrup in specified territories. These agreements provide PepsiCo with the ability to set prices of concentrates, as well as the terms of payment and other terms and conditions under which we purchase such concentrates. See the “Franchise Agreements” section for discussion of significant agreements. We also purchase finished beverage products from PepsiCo, as well as products from certain of its affiliates.

Other significant transactions and agreements with PepsiCo include arrangements for marketing, promotional and advertising support; manufacturing services related to PepsiCo’s national account customers; and procurement of raw materials (see Note 19 to the Consolidated Financial Statements).

Products and Packaging

Our portfolio of beverage products includes some of the best recognized trademarks in the world. Our three largest brands in terms of volume are Pepsi, Diet Pepsi and Mountain Dew. While the majority of our volume is derived from brands licensed from PepsiCo and PepsiCo joint ventures, we also sell and distribute brands licensed from others, as well as some of our own brands. Our principal beverage brands are listed below:

U.S. Operations

Brands Licensed from PepsiCo	Brands Licensed from PepsiCo Joint Ventures	Brands Licensed from Others

Pepsi	Lipton Teas	Dr Pepper
Diet Pepsi	Starbucks Frappuccino	Diet Dr Pepper
Mountain Dew		Red Fusion
Diet Mountain Dew		Hawaiian Punch
Mountain Dew Code Red		Citrus Hill
Diet Mountain Dew Code Red		Seven-Up
Mountain Dew Amp		Diet Seven-Up
Caffeine Free Pepsi		Avalon
Caffeine Free Diet Pepsi		Sunny Delight
Pepsi Twist		Juice Tyme
Diet Pepsi Twist		Seagram's
Pepsi One		Nesbitt Lemonade
Pepsi Blue		Country Time
Wild Cherry Pepsi		Crush
Sierra Mist		Squirt
Slice		Sunkist
Mug Root Beer		Canada Dry
Aquafina		Schweppes
Aquafina Essentials		All Sport
FruitWorks		Monarch
Dole		Yoo-Hoo
South Beach (SoBe)		Klarbrunn

Central Europe Operations

Brands Licensed from PepsiCo	Company-Owned Brands	Brands Licensed from Others

Pepsi	Toma (carbonated soft drinks,	Schweppes Sodas, Tonic and
Pepsi Max	iced teas, juices and waters)	Water
Pepsi Light	Switezianka Water	Dr Pepper
Mirinda	Swezi Water	Canada Dry Ginger Ale
Seven-Up	Kristalykeserv soft drinks	Hortex Fruit Juices
Kristalyviz		Rauch Iced Tea and Fruit Juices
Aqua Minerale		Lipton Iced Teas
Pepsi Twist		American Bull - Energy Drink
Pepsi Twist Light		Aqua Maria Water
Pepsi Blue		Korunni Water
Tropicana Twister		Aqua Minerale Water
Gatorade
Mountain Dew
2

Caribbean Operations

Brands Licensed from PepsiCo	Brands Licensed from Others

Pepsi	Seven-Up**
Diet Pepsi	Diet Seven-Up**
Caffeine Free Pepsi	Juice Tyme
Caffeine Free Diet Pepsi	Sunkist
Pepsi One	Schweppes
Pepsi Blue	White Rock Mixers****
Wild Cherry Pepsi	Welch Foods Fruit Juice
Mountain Dew	Canada Dry Ginger Ale
Diet Mountain Dew	Cristalia Water
Mountain Dew Code Red	Coral Springs Water
Mug Root Beer	Guarana Antarctica
Aquafina	Welchs CSD**
Evervess Mixers	Peardrax***
Cherry Seven-Up	Cydrax***
Teem
Slice
Ting*
Mirinda
Desnoes & Geddes*
Junkanoo
Ju-C

*	Brands owned by PepsiCo in the Caribbean and owned by us outside the Caribbean.
**	Brands owned by Cadbury Schweppes in Puerto Rico and owned by PepsiCo elsewhere in the Caribbean.
***	Brands owned by Whiteway, UK.
****	Brands owned by White Rock Beverages USA.

In addition to the above brands, we began distribution of Gatorade as of January 1, 2003 in limited channels only. We formerly distributed beer products for Miller Brewing Company, Heineken USA and other brewers or licensors through a joint venture. In March 2001, we sold our interest in the beer business to the joint venture's minority partner and retained sole ownership of the soft drink operations of the joint venture.

Our beverages are available in different package types, including two-liter bottles; multi-pack and single serve offerings of one-liter, half-liter, 20-ounce and 24-ounce bottles; and multi-packs of 6, 12, 18 and 24 cans. Syrup is also sold in larger packages for fountain use.

Territories

We currently have the exclusive right to manufacture, sell and distribute Pepsi-Cola beverages in all or a portion of 18 states, primarily in the Midwest, and in Poland, Hungary, the Czech Republic, Republic of Slovakia, Puerto Rico, Jamaica, Barbados, the Bahamas, and Trinidad and Tobago. We derive approximately 85 percent of our revenue from U.S. operations and approximately 15 percent of our revenue from non-U.S. operations.

Sales, Marketing and Distribution

Our business is highly seasonal and subject to weather conditions, which have a significant impact on sales. Our sales and marketing approach varies by region and channel to respond to the unique local competitive environment. In the U.S., the channels with larger stores can accommodate a number of beverage suppliers and, therefore, marketing efforts tend to focus on increasing the amount of shelf space and the number of displays in any given outlet. In locations where our products are purchased for immediate consumption, marketing efforts are aimed not only at securing the account but also on providing equipment that facilitates the sale of cold product, such as vending machines, visi-coolers and fountain equipment.

Package mix is an important consideration in the development of our marketing plans. Although some packages are more expensive to produce, in certain channels those packages may have higher and more stable selling prices. For example, a packaged product that is sold cold for immediate consumption generally has better margins than a product sold to take home. This cold drink channel includes vending machines and coolers. The full service vending channel has the highest gross margin of any distribution channel, because it eliminates the middleman and enables us to establish the retail price. We own a majority of the vending machines used to dispense our products and will continue to invest in vending machines in the near term, specifically those dispensing product in 20-ounce polyethylene ("PET") bottles. We have a refurbishment center in the U.S. for our cold drink equipment.

In the U.S., we distribute directly to a majority of customers in our licensed territories through a direct-to-store distribution system. Our sales force is key to our selling efforts as they continually interact with our customers to promote and sell our products. A large part of route salespersons’ compensation is made up of commissions based on volumes. Although route salespeople are responsible for selling to their customers, in some markets and channels, we use a pre-sell system, where account sales managers call accounts in advance to determine how much product and promotional material to deliver. We are moving to a pre-sell system in a significant portion of our U.S. markets over the next two years.

In the U.S., this direct-to-store distribution system is used for all packaged goods and some fountain accounts. We have the exclusive right to sell and deliver fountain syrup to local customers in our territories. We have a number of managers who are responsible for calling on prospective fountain accounts, developing relationships, selling products and interacting with customers on an ongoing basis. We also manufacture and distribute fountain products and provide fountain equipment service to PepsiCo customers in certain territories in accordance with various agreements.

In the non-U.S. markets, we use both direct-to-store distribution systems and third party distributors. In the less developed non-U.S. markets, small retail outlets play a larger role and represent a large percentage of the market. However, with the emergence of larger, more sophisticated retailers in Central Europe, the percentage of total soft drinks sold to supermarkets and other larger accounts is increasing. In addition, as our Central Europe operations continue to migrate to an alternative marketing and distribution strategy, our use of third party distributors will increase, which is expected to reduce delivery costs and expand our points of distribution in Central Europe.

Franchise Agreements

We conduct our business primarily under agreements with PepsiCo. These agreements with PepsiCo give us the exclusive rights to produce, market and distribute Pepsi-Cola products in authorized containers and to use the related trade names and trademarks in the specified territories. These agreements require us, among other things, to purchase our concentrate requirements solely from PepsiCo, at prices established by PepsiCo, and to promote diligently the sale and distribution of Pepsi brand products.

Pepsi franchise agreements are issued in perpetuity, subject to termination only upon failure to comply with their terms. We also have similar arrangements with other companies whose brands we produce and distribute.

Set forth below is a summary of the significant Pepsi franchise agreements to which we are a party.

Terms of the Master Bottling Agreement. The Master Bottling Agreement (“the Agreement”) under which we manufacture, package, sell and distribute cola beverages bearing the Pepsi-Cola and Pepsi trademarks was entered into in November 2000. The Agreement gives us the exclusive and perpetual right to distribute cola beverages for sale in specified territories in authorized containers of the nature currently used by us. The Agreement provides that we will purchase our entire requirements of concentrates for the cola beverages from PepsiCo at prices, and on terms and conditions, determined from time to time by PepsiCo. PepsiCo may determine from time to time what types of containers to authorize for us to use. PepsiCo has no rights under the Agreement with respect to the prices at which we sell our products.

Under the Agreement we are obligated to:

(1)	maintain plants, equipment, staff and facilities capable of manufacturing, packaging and distributing the beverages in the authorized containers, and in compliance with all requirements in sufficient quantities to meet the demand of the territories;

(2)	make necessary adaptations to equipment to permit the successful introduction and delivery of products in sufficient quantities;

(3)	undertake adequate quality control measures prescribed and allow PepsiCo representatives to inspect all equipment and facilities to ensure compliance;

(4)	push vigorously the sale of the beverages throughout the territories;

(5)	increase and fully meet the demand for the cola beverages in our territories using all approved means and spend such funds on advertising and other forms of marketing beverages as may be reasonably required to meet the objective; and

(6)	maintain such financial capacity as may be reasonably necessary to assure performance under the Agreement by us.

The Agreement requires that we meet with PepsiCo on an annual basis to discuss the business plan for the following three years. At these meetings we are obligated to present the plans necessary to perform the duties required under the Agreement. These plans include marketing, management, advertising and financial plans. Subsequently, on a quarterly basis, we are required to report on the status of the implementation of the approved plans. If we carry out our annual plan in all material respects, we will be deemed to have satisfied our obligations according to the Agreement.

The Agreement provides that PepsiCo may in its sole discretion reformulate any of the cola beverages or discontinue them, with some limitations, so long as all cola beverages are not discontinued. PepsiCo may also introduce new beverages under the Pepsi-Cola trademarks or any modification thereof. If that occurs, we will be obligated to manufacture, package, distribute and sell such new beverages with the same obligations as then exist with respect to other cola beverages. We are prohibited from producing or handling cola products, other than those of PepsiCo, or products or packages that imitate, infringe or cause confusion with the products, containers or trademarks of PepsiCo. The Agreement also imposes requirements with respect to the use of PepsiCo's trademarks, authorized containers, packaging and labeling.

The Agreement can be terminated by PepsiCo if any of the following occur:

(1)	we become insolvent, file for bankruptcy or adopt a plan of dissolution or liquidation;

(2)	any person or group of persons, without the consent of PepsiCo, acquires the right of beneficial ownership, which is more than 15 percent of any class of voting securities of PepsiAmericas, and if that person or group of persons does not terminate that ownership within 30 days;

(3)	any disposition of any voting securities of one of our bottling subsidiaries or substantially all of our bottling assets without the consent of PepsiCo;

(4)	we do not make timely payments for concentrate purchases;

(5)	we fail to meet quality control standards on products, equipment and facilities; or

(6)	we fail to present or carry out approved plans in all material respects and do not rectify the situation within 120 days.

We are prohibited from assigning, transferring or pledging this Agreement without the prior consent of PepsiCo.

Terms of the Master Syrup Agreement. The Master Syrup Agreement grants us the exclusive right to manufacture, sell and distribute fountain syrup to local customers in our territories. The Master Syrup Agreement also grants us the right to act as a manufacturing and delivery agent for national accounts within our territories that specifically request direct delivery without using a middleman. In addition, PepsiCo may appoint us to manufacture and deliver fountain syrup to national accounts that elect delivery through independent distributors. Under the Master Syrup Agreement, we have the exclusive right to service fountain equipment for all of the national account customers within our territories. The Master Syrup Agreement provides that the determination of whether an account is local or national is at the sole discretion of PepsiCo.

The Master Syrup Agreement contains provisions that are similar to those contained in the Master Bottling Agreement with respect to pricing, territorial restrictions with respect to local customers and national customers electing direct-to-store delivery only, planning, quality control, transfer restrictions and related matters. The Master Syrup Agreement has an initial term of five years and is automatically renewable for additional five-year periods unless PepsiCo terminates it for cause. PepsiCo has the right to terminate the Master Syrup Agreement without cause at the conclusion of the initial five-year period or at any time during a renewal term upon twenty-four months notice. If PepsiCo terminates the Master Syrup Agreement without cause, PepsiCo is required to pay us the fair market value of our rights thereunder.

The Master Syrup Agreement will terminate if PepsiCo terminates the Master Bottling Agreement.

Advertising

We obtain the benefits of national advertising campaigns conducted by PepsiCo and the other beverage companies whose products we sell. We supplement PepsiCo’s national ad campaign by purchasing advertising in our local markets, including the use of television, radio, print and billboards. We also make extensive use of in-store, point-of-sale displays to reinforce the national and local advertising and to stimulate demand.

Raw Materials and Manufacturing

Expenditures for concentrate and packaging constitute our largest individual raw material costs. We buy various soft drink concentrates from PepsiCo and other soft drink companies and mix them with other ingredients in our plants, including carbon dioxide and sweeteners. Artificial sweeteners are included in the concentrates we purchase for diet soft drinks. The product is then bottled in a variety of containers ranging from 12-ounce cans to two-liter plastic bottles to various glass packages, depending on market requirements.

In addition to concentrates, we purchase sweeteners, glass and plastic bottles, cans, closures, syrup containers, other packaging materials and carbon dioxide. We purchase all raw materials and supplies, other than concentrates, from multiple suppliers. PepsiCo acts as our agent for the purchase of such raw materials (see Note 19 to the Consolidated Financial Statements for further discussion of PepsiCo's procurement services).

A portion of our contractual cost of cans, plastic bottles and fructose is subject to price fluctuations based on commodity price changes in aluminum, resin and corn, respectively. We use derivative financial instruments to hedge the price risk associated with anticipated purchases of cans (see Item 7A, Quantitative and Qualitative Disclosures about Market Risk).

The inability of suppliers to deliver concentrates or other products to us could adversely affect operating results. None of the raw materials or supplies currently in use are in short supply, although factors outside of our control could adversely impact the future availability of these supplies.

Competition

The carbonated soft drink business is highly competitive. Our principal competitors are bottlers who produce, package, sell and distribute Coca-Cola carbonated soft drink products. In addition to Coca-Cola bottlers, we compete with bottlers and distributors of nationally advertised and marketed carbonated soft drink products, bottlers and distributors of regionally advertised and marketed carbonated soft drink products, as well as bottlers of private label carbonated soft drink products sold in chain stores. In 2002, the carbonated soft drink products of PepsiCo represented approximately 32.6 percent of total carbonated soft drink sales in the U.S. We estimate that in each U.S. territory in which we operate, between 65 percent and 85 percent of soft drink sales from supermarkets, drug stores and mass merchandisers are accounted for by us and Coca-Cola bottlers. The industry competes primarily on the basis of advertising to create brand awareness, price and price promotions, retail space management, customer service, consumer points of access, new products, packaging innovations and distribution methods. We believe that brand recognition is a primary factor affecting our competitive position.

Employees

We employed approximately 15,200 people worldwide as of fiscal year end 2002. This included approximately 10,500 employees in our U.S. operations and approximately 4,700 employees in our non-U.S. operations. Employment levels are subject to seasonal variations. We are a party to collective bargaining agreements covering approximately 5,400 employees. Thirteen agreements covering approximately 1,400 employees will be, or have been, renegotiated in 2003 in the U.S. In January 2002, we successfully renegotiated our Puerto Rican union contract covering approximately 300 employees. We regard our employee relations as generally satisfactory.

Government Regulation

Our operations and properties are subject to regulation by various federal, state and local governmental entities and agencies as well as non-U.S. governmental entities. As a producer of beverage products, we are subject to production, packaging, quality, labeling and distribution standards in each of the countries where we have operations, including, in the U.S., those of the Federal Food, Drug and Cosmetic Act. The operations of our production and distribution facilities are subject to various federal, state and local environmental laws and workplace regulations both in the U.S. and abroad. These laws and regulations include, in the U.S., the Occupational Safety and Health Act, the Unfair Labor Standards Act, the Clean Air Act, the Clean Water Act and laws relating to the maintenance of fuel storage tanks. We believe that our current legal and environmental compliance programs adequately address these concerns and that we are in substantial compliance with applicable laws and regulations with the exception of our operations in Puerto Rico and Jamaica, as described below.

In Puerto Rico, waste water from our bottling plant is discharged pursuant to a permit to a collection and treatment system owned by the Puerto Rico Aqueduct and Sewer Authority ("PRASA"). The former PepsiAmericas previously entered into a stipulation with PRASA which allowed the former PepsiAmericas to discharge waste water in excess of pretreatment standards, for which the former PepsiAmericas paid a surcharge. In 1998, the former PepsiAmericas applied to have the permit reissued. On October 29,1998, PRASA reissued the permit but without the excess waste water and surcharge provision. We are negotiating with PRASA regarding the new permit and required effluent standards. If an agreement with PRASA cannot be reached, we will be required to construct an on-site waste water treatment system. We estimate that the cost of a new water treatment system should not have a material effect on our consolidated results of operations, financial condition or liquidity.

In Jamaica, we are subject to the regulatory oversight of the Ministry of Labor and Bureau of Standards. We are required to obtain and maintain licenses relating to the safety and operation of our bottling plant in Jamaica. We are currently in compliance with such requirements. In addition, we are subject to the regulatory oversight of the National Resources Conservation Authority ("NRCA"). A plan to reduce the discharge of effluent from our bottling plant has been submitted to the NRCA. The NRCA requires us to monitor waste water discharge and submit relevant periodic data to the NRCA. Although levels of effluent discharge are currently in excess of the NRCA's Trade Effluent Standards, no penalties or fines have been incurred to date. If an agreement with the NRCA cannot be reached with respect to waste water discharge, the NRCA may require us to construct a water treatment facility. The cost of any such treatment facility would be shared by a bottler operating on the property contiguous to our leased property in Jamaica. We estimate that the cost of a new water treatment system should not have a material effect on our consolidated results of operations, financial condition or liquidity.

Environmental Matters

We maintain a continuous program in our operations to facilitate compliance with federal, state and local laws and regulations relating to management of wastes and to the discharge or emission of materials used in production, and such other laws and regulations relating to the protection of the environment. The capital costs of such management and compliance, including the costs of the modification of existing plants and the installation of new manufacturing processes incorporating pollution control technology, are not material to continuing operations.

Under the agreement pursuant to which we sold our subsidiaries, Abex Corporation and Pneumo Abex Corporation, in 1988 and a subsequent settlement agreement entered into in September 1991, we have assumed indemnification obligations for certain environmental liabilities of Pneumo Abex, net of any insurance recoveries. Pneumo Abex has been and is subject to a number of environmental cleanup proceedings, including proceedings under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 regarding disposal of wastes at on-site and off-site locations. In some proceedings, federal, state and local government agencies are involved and other major corporations have been named as potentially responsible parties. Pneumo Abex also has been and is subject to private claims and lawsuits for remediation of properties currently or previously owned by Pneumo Abex or certain other entities.

There is an inherent uncertainty in determining our potential expenses for complying with our indemnification obligations, and in particular, in assessing the total cost of remediating a given site and in determining any individual party's share in that cost. This is because of the nature of the remediation and allocation process and due to the fact that the liabilities are at different stages in terms of their ultimate resolution, and any assessment and determination are inherently speculative during the early stages, depending upon a number of variables beyond the control of any party. Furthermore, there are often timing considerations in that a portion of the expense incurred by Pneumo Abex, and any resulting obligation of ours to indemnify Pneumo Abex, may not occur for a number of years.

During the second quarter of 2000, proceeds of a settlement of insurance policies issued to a prior subsidiary were placed in a trust (the “Trust”). The Trust documents specify that funds in the Trust would be used to pay future liabilities of the prior subsidiaries. Monies paid by the Trust thereby would reduce our indemnification obligations. At fiscal year end 2001, we had $131.2 million accrued (net of the responsive Trust amount) to cover potential indemnification obligations, including $20 million classified as current liabilities. As a result of the establishment of the Trust, we removed from our Consolidated Balance Sheet the portion of our liabilities to which the Trust was responsive, and the Trust held $34.3 million as of fiscal year end 2001.

In the latter part of 2001, we decided to investigate the use of insurance products to mitigate risks related to our indemnification obligations under the 1988 agreement, as amended. As a prerequisite to receiving bids for such insurance, the insurance carriers required that we employ an outside consultant to perform a comprehensive review of all former facilities related to the discontinued operations, regardless of whether any disputes have arisen with respect to a particular former site or facility. This comprehensive review was possible because of advances in the business of retrospective evaluation of the risk posed by particular types of sites and the increased experience (and therefore available data) at our former facilities. The consultant’s review was completed in the fourth quarter of 2001. It provided a contingent indemnification liability for all known sites operated or impacted by Pneumo Abex and resulted in the $111 million charge, or $71.2 million net of tax, recorded in the fourth quarter of 2001.

During the second quarter of 2002, as part of a comprehensive program concerning environmental liabilities related to the former Whitman Corporation subsidiaries, we purchased new insurance coverage related to the known sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries, along with other sites which Pneumo Abex or one of its subsidiaries may have owned or operated or impacted. In addition, the Trust purchased insurance coverage and funded coverage for remedial and other costs ("finite funding") related to the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries. In conjunction with the purchase of the insurance policies, we recorded a charge to discontinued operations of $9.8 million, or $6 million after tax. This charge represented amounts expended by us and a reduction of funds in the Trust available to pay expenses related to sites for which we have indemnification obligations. These actions have been taken to fund costs associated with the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries and to protect against additional future costs in excess of our self-insured retention. The amount of self-insured retention (the amount we must pay before the insurance carrier is obligated to commence payments) is $114 million. We had accrued $90 million in 2001 for remediation costs, which is our best estimate of the contingent liabilities related to such environmental matters. The estimated range of aggregate exposure related only to the remediation costs of such environmental liabilities is approximately $81 million to $130 million. The finite funding of $26 million may be used to pay a portion of the $90 million, which we had accrued, along with our previously incurred expenses. Essentially all of the assets of the Trust were expended by the Trust in connection with the purchase of the insurance coverage and the finite funding and related expenses.

Because payments by the Trust for finite funding reduce cash required to be paid by us for the environmental sites for which we have indemnification obligations, we recorded the finite funding in “Investments and other assets.” We had $138.1 million accrued to cover potential indemnification obligations, including $25.5 million classified as current liabilities as of fiscal year end 2002. This excludes possible insurance recoveries under policies that were in place prior to recently purchased insurance policies and is determined on an undiscounted cash flow basis. The estimated indemnification liabilities of $138.1 million as of the end of fiscal year 2002, include expenses for the remediation of identified sites, payments to third parties for claims and expenses (including product liability and toxic tort claims), administrative expenses, and the expenses of on-going evaluations and litigation. We expect a significant portion of the accrued liabilities will be disbursed during the next 10 years.

In addition, we had recorded receivables of $20.6 million for future probable amounts to be received from insurance companies and other responsible parties, of which $5.3 million was included in “Other current assets” with the remaining $15.3 million recorded in “Other assets” in the Consolidated Balance Sheet as of fiscal year end 2002. As of fiscal year end 2001, such receivables were $25 million.

We also have certain indemnification obligations related to product liability and toxic tort claims which might emanate out of the 1988 agreement with Pneumo Abex. Other companies not owned by or associated with us are responsible to indemnify Pneumo Abex for all of the claims which have been filed against Pneumo Abex after 1998, except for a maximum of 9 percent of such claims for which we have or may have indemnification obligations. As of fiscal year end 2002, the number of underlying lawsuits (including asbestos-related claims against Pneumo Abex) that are or may be indemnifiable by us has been reduced by more than 60 percent from its high point, with much of the reduction having occurred in 2000 and 2001. Of the remaining claims, many are asserted in less than five lawsuits brought on behalf of multiple plaintiffs against multiple defendants, which are based on generalized allegations. Our employees and agents manage or monitor such underlying claims, and we also monitor and participate in related insurance-recovery claims.

We continue to have environmental exposure related to the remedial action required at a facility in Portsmouth, Virginia for which we have an indemnity obligation. This is a superfund site which the United States Environmental Protection Agency required to be remediated. Through 2002, we had made indemnity payments of approximately $39.3 million (net of $3.1 million of recoveries from other responsible parties) for remediation of the Portsmouth site (consisting principally of soil treatment and removal) and have accrued and expect to incur an estimated $4 million to complete the remediation, administration and legal defense costs over the next several years. Such amounts are included in the $138.1 million accrued as of the end of fiscal year 2002 for potential indemnification obligations.

We also have financial exposure related to certain remedial actions required at a facility which manufactured hydraulic and related equipment in Willits, California. The plant site is contaminated by various chemicals and metals. In August 1997, a final consent decree was issued in the case of the People of the State of California and the City of Willits, California v. Remco Hydraulics, Inc. This final consent decree was amended in December 2000 and established a trust whose officers are obligated to investigate and clean up this site. We are currently funding the investigation and interim remediation costs on a year to year basis according to the final consent decree. Through 2002, we have made indemnity payments of approximately $22.9 million for investigation and remediation at the Willits site (consisting principally of soil removal, groundwater and surface/water treatment). We have accrued $40.8 million for future remediation and trust administration costs, with the majority of this amount being spent in the next several years. Such amounts are included in the $138.1 million accrued as of the end of fiscal year 2002 for potential indemnification obligations. In addition, two lawsuits have been filed in California, which name several defendants including certain of our prior subsidiaries. The lawsuits allege that we and our former subsidiaries are liable for personal injury and/or property damage resulting from environmental contamination at the facility. There are currently approximately 650 plaintiffs in the lawsuits seeking an unspecified amount of damages, punitive damages, injunctive relief and medical monitoring damages. We are actively defending the lawsuits. At this time, we do not believe these lawsuits are material to our business or financial condition, although at this stage of the proceeding we are unable to reasonably estimate the range of possible loss.

We also have liability related to several investigations regarding on-site and off-site disposal of wastes generated at a facility in Mahwah, New Jersey, for which we have certain indemnity obligations. Through 2002, we have not indemnified a significant amount for remediation but have accrued approximately $18 million for certain remediation, long-term monitoring and administration expenses, which are expected to be incurred over the next several years. Such amounts are included in the $138.1 million accrued as of the end of fiscal year 2002 for potential indemnification obligations.

Although we have certain indemnification obligations for environmental liabilities at a number of other sites, including several superfund sites, it is not anticipated that the additional expense involved at any specific site would have a material effect on us. In the case of some of the other sites, the volumetric contribution for which we have an obligation has in most cases been estimated and other large, financially viable parties are responsible for substantial portions of the remainder. In our opinion, based upon information currently available, the ultimate resolution of these claims and litigation, including potential environmental exposures, and considering amounts already accrued, should not have a material effect on our financial condition, although amounts recorded in a given period could be material to our results of operations or cash flows for that period.

Executive Officers of the Registrant

Our executive officers and their ages as of February 1, 2003 were as follows:

Age	Position

Robert C. Pohlad	48	Chairman of the Board and Chief Executive Officer
Kenneth E. Keiser	51	President and Chief Operating Officer
Larry D. Young	48	Executive Vice President Corporate Affairs
John F. Bierbaum	58	Executive Vice President Investor Relations and Corporate Growth
G. Michael Durkin, Jr.	43	Senior Vice President and Chief Financial Officer
Matthew E. Carter	41	Senior Vice President Strategic Planning
Bradley J. Braun	48	Senior Vice President Corporate Accounting and Controller
Timothy W. Gorman	42	Vice President Planning U.S. Operations
Jay S. Hulbert	49	Senior Vice President Worldwide Supply Chain
James. W. Nolan	47	Executive Vice President of U.S. Operations
Anne D. Sample	39	Senior Vice President Human Resources
Andrew R. Stark	39	Vice President and Treasurer
Alexander H. Ware	40	Senior Vice President Planning and Corporate Development

The following is a brief description of the business background of each of our executive officers.

Mr. Pohlad became Chief Executive Officer of PepsiAmericas in November 2000, was named Vice Chairman in January 2001 and became Chairman in January 2002. Mr. Pohlad served as Chairman, Chief Executive Officer and director of the former PepsiAmericas prior to the merger with Whitman Corporation, a position he had held since 1998. From 1987 to present, Mr. Pohlad has also served as President of Pohlad Companies. Prior to 1987, Mr. Pohlad was Northwest Area Vice President of the Pepsi-Cola Bottling Group. Mr. Pohlad is also a director of Mesaba Holdings, Inc.

Mr. Keiser was named President and Chief Operating Officer in January 2002 with responsibilities for the global operations of PepsiAmericas. Mr. Keiser was President and Chief Operating Officer, U.S. of PepsiAmericas since November 30, 2000. Mr. Keiser served as President and Chief Operating Officer of the former PepsiAmericas prior to the merger with Whitman Corporation, a position he had held since 1998. Mr. Keiser was President and Chief Operating Officer of Delta Beverage Group, Inc., (“Delta”) a wholly-owned subsidiary of the former PepsiAmericas, from 1990 to November 2000.

Mr. Young has been with PepsiAmericas since 1984. He served as Vice President and Managing Director of our operations in Poland in 1996 and later that year became President of our Central Europe operations. He became Executive Vice President and Chief Operating Officer in 1998. In February 2000, Mr. Young was elected to the position of President and Chief Operating Officer. In connection with the merger with the former PepsiAmericas in November 2000, Mr. Young was named President and Chief Operating Officer, International. In December 2002, Mr. Young was named Executive Vice President of Corporate Affairs.

Mr. Bierbaum has served as Executive Vice President Investor Relations and Corporate Growth of PepsiAmericas since November 2000. Mr. Bierbaum served as Chief Financial Officer of the former PepsiAmericas from July 1998 to November 2000. Mr. Bierbaum was a director (from 1993 to November 2000) and Chief Financial Officer (from 1988 to November 2000) of Delta. Mr. Bierbaum was also Chief Financial Officer of Pohlad Companies, a holding and management services company, which had a beneficial ownership interest in and provided management services to the former PepsiAmericas. Mr. Bierbaum was associated with Pohlad Companies in a variety of capacities from 1975 to 2000.

Mr. Durkin has served as Senior Vice President and Chief Financial Officer since November 2000. Prior to November 2000, Mr. Durkin served as Senior Vice President, Eastern Group, a subsidiary of Whitman Corporation. Prior to this position, Mr. Durkin was Vice President, Customer Development of PepsiCo's Heartland Business Unit, which was acquired by PepsiAmericas from PepsiCo in 1999.

Mr. Carter joined the former PepsiAmericas in 2000 as Senior Vice President Strategic Planning and has remained in that position until the present. Prior to joining the former PepsiAmericas, Mr. Carter was Finance Director at Pepsi-Cola International where he was responsible for developing PepsiCo's beverage franchise business for the Caribbean and Central America. Mr. Carter has over 15 years experience in international operations in Latin America and the Caribbean, and ten years experience in the beverage industry.

Mr. Braun was named Senior Vice President Corporate Accounting and Controller in December 2002. Mr. Braun previously held positions of Senior Vice President Finance and Vice President Controller of PepsiAmericas between November 2000 and November 2002. Prior to the merger of the former PepsiAmericas and Whitman Corporation, Mr. Braun held a variety of financial executive positions ranging from Controller to Senior Vice President Finance of the former PepsiAmericas and its subsidiaries since 1988.

Mr. Gorman has been with PepsiAmericas since 1984 and has served in various finance and tax positions. Mr. Gorman served as Vice President Financial Planning and Reporting beginning in 1998 and later became Vice President Corporate Controller in March 2001. In December 2002, Mr. Gorman was promoted to the position of Vice President Planning U.S. Operations.

Mr. Hulbert was named Senior Vice President Worldwide Supply Chain of PepsiAmericas in December 2002. From November 2000 through December 2002, he served as Senior Vice President of Operations of PepsiAmericas. Prior to the merger of the former PepsiAmericas and Whitman Corporation, Mr. Hulbert held the position of Director of Operations of Delta.

Mr. Nolan was named Executive Vice President U.S. Operations of PepsiAmericas in December 2002. Prior to this appointment he served as Senior Vice President of PepsiAmericas West Group since joining the company in December 2001. Prior to joining PepsiAmericas, Mr. Nolan held numerous positions throughout a 21-year career at PepsiCo, most recently as Senior Vice President Sales and Market Development (from December 1998 to April 2001) and Chief Customer Officer (from May 1994 to December 1998) for Pepsi-Cola North America.

Ms. Sample was named Senior Vice President Human Resources in May 2001. Ms. Sample joined Pepsi-Cola North America in the late 1980’s as a Human Resources Manager in the field operations and was later promoted to the Corporate office. She left the Pepsi system in 1997 to pursue other opportunities at companies such as WalkerDigital and Citibank.

Mr. Stark has been with PepsiAmericas since 1993. He served in various finance and human resources positions until August 1998 when he was named Assistant Treasurer. In July 2002, Mr. Stark was named Vice President and Treasurer.

Mr. Ware has served as Senior Vice President of Planning and Corporate Development since January 2003. Prior to January, he served as Vice President Finance for the East Group of PepsiAmericas. He joined the Company as Director of Finance for PepsiCo's Heartland Business Unit, which was acquired by PepsiAmericas from PepsiCo in 1999. Prior to this position, he had served in various strategic planning and corporate development roles within PepsiCo since 1994.

Item 2. Properties.

Our U.S. manufacturing facilities include eleven combination bottling/canning plants, four bottling plants and one canning plant with a total manufacturing area of approximately 1.1 million square feet. Non-U.S. manufacturing facilities include two owned plants in Poland, three owned plants in Hungary, two owned plants in the Czech Republic, one owned plant in Republic of Slovakia, one owned plant in Puerto Rico, one leased plant in Jamaica, one owned plant in Barbados, one owned plant in the Bahamas and one owned plant in Trinidad. In addition, we operate 102 distribution facilities in the U.S., 38 distribution facilities in Central Europe and 8 distribution facilities in the Caribbean. Fifty-three of the distribution facilities are leased and less than seven percent of our U.S. production is from our one leased domestic plant. We believe all facilities are adequately equipped and maintained and capacity is sufficient for our current needs. We currently operate a fleet of approximately 6,800 vehicles in the U.S. and approximately 2,100 vehicles internationally to service and support our distribution system.

In addition, we own various industrial and commercial real estate properties in the U.S. We also own a leasing company, which leases approximately 2,000 railcars, comprised of locomotives, flatcars and hopper cars, to the Illinois Central Railroad Company.

Item 3. Legal Proceedings.

From approximately 1945 to 1995, various entities owned and operated a facility that manufactured hydraulic equipment in Willits, California. The plant site is contaminated by various chemicals and metals. On August 23, 1999, an action entitled Donna M. Avila, et al. v. Willits Environmental Remediation Trust, Remco Hydraulics, Inc., M-C Industries, Inc., Pneumo Abex Corporation and Whitman Corporation, Case No. C99-3941 CAL, was filed in U.S. District Court for the Northern District of California. On January 16, 2001, a second lawsuit, entitled Pamela Jo Alrich, et al. v. Willits Environmental Remediation Trust, et al., Case No. C 01 0266 SI, against essentially the same defendants was filed in the same court. In the two lawsuits, individual plaintiffs claim that PepsiAmericas is liable for personal injury and/or property damage resulting from environmental contamination at the facility. As of fiscal year end 2002, there were approximately 650 plaintiffs in the lawsuits seeking an unspecified amount of damages, punitive damages, injunctive relief and medical monitoring damages from PepsiAmericas. We are actively defending the lawsuits. At this time, we do not believe these lawsuits are material to the business or financial condition of PepsiAmericas, although the outcome of the lawsuits cannot be predicted with certainty.

PepsiAmericas and our subsidiaries are defendants in numerous other lawsuits in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our financial condition, although amounts recorded in any given period could be material to the results of operations or cash flows for that period.

See also "Environmental Matters" in Item 1.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The common stock of PepsiAmericas is listed and traded on the New York and Pacific stock exchanges. The table below sets forth the reported high and low sales prices as reported for New York Stock Exchange Composite Transactions for our common stock and indicates our dividends for each quarterly period for the fiscal years 2002 and 2001.

Common Stock

High	Low	Dividend
2002:
1st quarter	$14.63	$11.65	$–
2nd quarter	15.96	14.00	0.04
3rd quarter	15.09	11.58	–
4th quarter	15.98	11.12	–

2001:
1st quarter	$17.00	$13.96	$–
2nd quarter	15.98	13.10	0.04
3rd quarter	15.99	12.25	–
4th quarter	14.98	12.35	–

There were 12,813 shareholders of record as of December 31, 2002.

Item 6. Selected Financial Data.

The following table presents summary operating results and other information of PepsiAmericas and should be read along with Management's Discussion and Analysis, the Consolidated Financial Statements and accompanying notes included elsewhere in this Form 10-K.

Comparability in the table is impacted by the merger with the former PepsiAmericas on November 30, 2000, as well as the territories acquired from PepsiCo in 1999. See Note 4 to the Consolidated Financial Statements for the pro forma results for fiscal year 2000, giving effect to the merger as of the beginning of fiscal year 2000.

The following were recorded during the periods presented:

In fiscal year 2002:

•	We recorded net special charges of $2.6 million. These charges included $5.7 million relating to changes in the distribution and marketing strategies of Poland, the Czech Republic and Republic of Slovakia. Also included in the charges was $0.2 million in additional severance costs relating to the fiscal 2000 special charge. We also identified and reversed $3.3 million in excess severance and related exit costs, including $2.2 million relating to the Hungary special charges recorded in fiscal 2001, and $1.1 million relating to previous special charges (see Note 6 to the Consolidated Financial Statements). These net special charges reduced the United States (“U.S.”) and Central Europe operating income by $0.2 million and $2.4 million, respectively.

•	We recorded a gain of $3.5 million, related to the sale of a parcel of land in downtown Chicago, which is reflected in "Other (expense) income, net." See further discussion of a previous charge in fiscal year 1999.

•	Loss from discontinued operations included a charge of $9.8 million ($6 million after tax) in the second quarter of 2002 resulting from the purchase of new insurance policies concerning the environmental liabilities related to previously sold subsidiaries (see Note 17 to the Consolidated Financial Statements).

In fiscal year 2001:

•	We recorded special charges of $13.8 million. These charges included fourth quarter charges of $9.2 million for severance costs and other costs related to changing our marketing and distribution strategy in Hungary, as well as for the write-down of marketing equipment in the U.S. Also included in the 2001 charges was a first quarter charge of $4.6 million related to further organizational changes resulting from the merger with the former PepsiAmericas. This charge was principally composed of severance and related benefits. These charges reduced U.S. and Central Europe operating income by $6.3 million and $7.5 million, respectively.

•	We recorded a gain on pension curtailment of $8.9 million in connection with the integration of the former Whitman Corporation and former PepsiAmericas U.S. benefit plans (see Note 13 to the Consolidated Financial Statements).

•	Loss from discontinued operations included a charge of $111 million ($71.2 million after tax) for environmental liabilities related to previously sold subsidiaries.

In fiscal year 2000:

•	We recorded special charges of $21.7 million. The charges were for employee related costs of $17.1 million in connection with the merger with the former PepsiAmericas, as well as charges of $4.6 million for the closure of one of our existing production facilities to remove excess capacity. These charges reduced U.S. operating income by $21.7 million.

•	Income from discontinued operations of $8.9 million, net of tax of $5.8 million, included the reversal of prior accruals resulting from certain insurance settlements for environmental matters related to a former subsidiary, Pneumo Abex, net of increased environmental and related accruals.

•	We sold our operations in the Baltics and recorded a gain of $2.6 million, which is reflected in “Other (expense) income, net.”

In fiscal year 1999:

•	We recorded special charges of $27.9 million related to staff reduction costs and asset write-downs, principally related to the acquisition of U.S. and Central Europe territories from PepsiCo. These charges reduced U.S. and Central Europe operating income by $7.3 million and $20.6 million, respectively.

•	We entered into a contract for the sale of property in downtown Chicago and recorded a charge of $56.3 million to reduce the book value of the property, which is reflected in “Other (expense) income, net.”

•	We recorded a gain of $13.3 million, related to the sale of franchises in Marion, Virginia; Princeton, West Virginia and the St. Petersburg area of Russia. This gain is reflected in “Other (expense) income, net.”

•	Loss from discontinued operations after taxes of $51.7 million included after tax amounts related to a $12 million settlement of environmental litigation filed against Pneumo Abex, a previously sold subsidiary, as well as increases of $69.8 million in accruals related to the indemnification obligation to Pneumo Abex, primarily for environmental matters.

In fiscal year 1998:

•	We recorded an extraordinary loss, net of income tax benefits of $10.4 million, resulting from the early extinguishment of debt.

SELECTED FINANCIAL DATA (in millions, except per share and employee data)

For the fiscal years	2002	2001	2000	1999	1998

OPERATING RESULTS:
Net sales:
U.S.	$2,760.5		$2,699.7	$2,225.6		$1,940.8		$1,530.4
Central Europe	298.4		270.6	270.1		186.8		83.5
Caribbean	180.9		173.7	14.7		–		–

Total	$3,239.8		$3,144.0	$2,510.4		$2,127.6		$1,613.9

Operating income (loss):
U.S.	$314.7		$297.0	$246.7		$228.3		$221.0
Central Europe	(10.6)		(27.1)	(24.7)		(46.8)		(17.2)
Caribbean	(3.4)		(1.5)	1.0		–		–

Total	300.7		268.4	223.0		181.5		203.8
Interest expense, net	(76.4)		(90.8)	(84.0)		(63.9)		(36.1)
Other (expense) income, net	(4.1)		(3.7)	2.1		(46.0)		(15.5)

Income from continuing operations before income taxes and minority interest	220.2		173.9	141.1		71.6		152.2
Income taxes	84.5		83.8	69.6		22.1		69.7
Minority interest	–		–	–		6.6		20.0

Income from continuing operations	135.7		90.1	71.5		42.9		62.5
Income (loss) from discontinued operations after taxes	(6.0)		(71.2)	8.9		(51.7)		(0.5)
Extraordinary loss on early extinguishment of debt after taxes	–		–	–		–		(18.3)

Net income (loss)	$129.7		$18.9	$80.4	$	(8.8)		$43.7

Cash dividends per share	$0.04		$0.04	$0.04		$0.08		$0.20

Weighted average common shares:
Basic	152.1		155.9	139.0		123.3		101.1
Incremental effect of stock options and awards	0.9		0.7	0.5		0.9		1.8

Diluted	153.0		156.6	139.5		124.2		102.9

Income (loss) per share-basic:
Continuing operations	$0.89		$0.58	$0.51		$0.35		$0.62
Discontinued operations	(0.04)		(0.46)	0.07		(0.42)		(0.01)
Extraordinary loss on early debt extinguishment	–		–	–		–		(0.18)

Net income (loss)	$0.85		$0.12	$0.58	$	(0.07)		$0.43

Income (loss) per share-diluted:
Continuing operations	$0.89		$0.58	$0.51		$0.35		$0.61
Discontinued operations	(0.04)	$	(0.46)	$0.07	$	(0.42)	$	(0.01)
Extraordinary loss on early debt extinguishment	–		–	–		–		(0.18)

Net income (loss)	$0.85		$0.12	$0.58	$	(0.07)		$0.42

OTHER INFORMATION:
Total assets	$3,562.6		$3,419.3	$3,335.6		$2,864.3		$1,569.3
Long-term debt	$1,080.7		$1,083.4	$860.1		$809.0		$603.6
Capital investments	$219.2		$218.6	$165.4		$165.4		$159.1
Depreciation and amortization	$163.8		$202.1	$166.4		$126.6		$77.7
Number of employees at year end	15,200		15,400	15,400		11,700		6,500

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We manufacture, distribute, and market a broad portfolio of primarily PepsiCo and Cadbury Schweppes brands in the U.S., Central Europe and the Caribbean. The following discussion and analysis includes six major categories: critical accounting policies, related party transactions, results of operations, liquidity and capital resources, recently issued accounting pronouncements, and discussion of our market risks. The discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and notes thereto included in this Form 10-K.

Forward-Looking Statements

This annual report on Form 10-K contains certain forward-looking statements of expected future developments, as defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this Form 10-K refer to the expectations regarding continuing operating improvement and other matters. These forward-looking statements reflect our expectations and are based on currently available data; however, actual results are subject to future risks and uncertainties, which could materially affect actual performance. Risks and uncertainties that could affect such performance include, but are not limited to, the following: competition, including product and pricing pressures; changing trends in consumer tastes; changes in our relationship and/or support programs with PepsiCo and other brand owners; market acceptance of new product offerings; weather conditions; cost and availability of raw materials; availability of capital; labor and employee benefit costs; unfavorable interest rate and currency fluctuations; costs of legal proceedings; outcomes of environmental claims and litigation; and general economic, business and political conditions in the countries and territories where we operate.

These events and uncertainties are difficult or impossible to predict accurately and many are beyond our control. We assume no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to use estimates. We base our estimates on historical experience, available information and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and revisions to estimates are included in our results for the period in which the actual amounts or revisions become known. Presented in our notes to the Consolidated Financial Statements is a summary of our most significant accounting policies used in the preparation of such statements. Significant estimates in the Consolidated Financial Statements include goodwill impairment, environmental liabilities, and income taxes:

Goodwill Impairment. Goodwill is tested for impairment at least annually, using a two-step approach at the reporting unit level: U.S., Central Europe and the Caribbean. First, we estimate the fair value of the reporting units primarily using discounted estimated future cash flows. If the carrying value exceeds the fair value of the reporting unit, the second step of the goodwill impairment test is performed to measure the amount of the potential loss. Goodwill impairment is measured by comparing the “implied fair value” of goodwill with its carrying amount. We will estimate the fair value of all assets in determining the “implied fair value” of goodwill. The impairment evaluation requires the use of considerable management judgment to determine the fair value of the reporting units using discounted future cash flows, including estimates and assumptions regarding amount and timing of cash flows, cost of capital and growth rates.

Environmental Liabilities. We continue to be subject to certain indemnification obligations under agreements related to previously sold subsidiaries, including potential environmental liabilities (see Note 17 to the Consolidated Financial Statements). We have recorded our best estimate of our probable liability under those indemnification obligations, with the assistance of outside consultants and other professionals. Such estimates and the recorded liabilities are subject to various factors, including possible insurance recoveries, the allocation of liabilities among other potentially responsible parties, the advancement of technology for means of remediation, possible changes in the scope of work at the contaminated sites, as well as possible changes in related laws, regulations, and agency requirements.

Income Taxes. Our effective income tax rate and the tax bases of our assets and liabilities reflect management’s best estimate of the outcome of future tax audits. We have established valuation allowances using management’s best judgment where expected results do not support the realization of deferred tax assets.

Related Party Transactions

Transactions with PepsiCo. PepsiCo and PepsiAmericas share a business objective of increasing availability and consumption of their brands. Accordingly, PepsiCo provides us with various forms of marketing support to promote their brands. This support covers a variety of initiatives, including marketplace support, equipment-related programs, and shared media and advertising support. Based on the objectives of the programs and initiatives, U.S. marketing support is recorded as an increase to net sales or as a reduction of SD&A expenses. Support in our Central Europe operations is primarily recorded as a reduction of cost of goods sold. PepsiCo marketing support programs in the U.S. reflected as an increase of net sales were $84.8 million, $71.5 million and $49.2 million, for the fiscal years ended 2002, 2001 and 2000, respectively. In addition, U.S. marketing support programs reflected as a reduction of SD&A expenses were $47.6 million, $45.5 million and $29.2 million for the fiscal years ended 2002, 2001 and 2000, respectively. There are no conditions or requirements that could result in the repayment of any support payments received by us. We are a licensed producer and distributor of Pepsi carbonated soft drinks and other non-alcoholic beverages. We purchase concentrate from PepsiCo to be used in the production of these carbonated soft drinks and other non-alcoholic beverages, which totaled $622.7 million, $602.8 million and $473.4 million for the fiscal years ended 2002, 2001 and 2000, respectively, and are included in cost of goods sold.

We manufacture and distribute fountain products and provide fountain equipment service to PepsiCo customers in certain territories in accordance with various agreements. There are other products that we produce and/or distribute through various arrangements with PepsiCo or partners of PepsiCo. We also purchase finished beverage products from PepsiCo and certain of its affiliates including tea, concentrate and finished beverage products from a Pepsi/Lipton partnership, as well as finished beverage products from a Pepsi/Starbucks partnership. Such purchases are reflected in cost of goods sold and totaled $90.7 million, $75.2 million and $21.8 million for the fiscal years ended 2002, 2001 and 2000, respectively. In addition, we bottle water under the Aquafina trademark pursuant to an agreement with PepsiCo that provides for payment of a royalty fee, which totaled $22.8 million, $16.1 million and $9.8 million, for the fiscal years ended 2002, 2001 and 2000, respectively and was included in cost of goods sold. During fiscal year 2002, we also paid $3.3 million to PepsiCo for the SOBE distribution rights, of which approximately $0.2 million of amortization expense is included in SD&A expenses.

PepsiCo provides various services to us pursuant to a shared services agreement. During 2002, we paid approximately $2 million to PepsiCo related to the procurement of raw materials. During 2001 and 2000, we paid approximately $3 million and $5 million, respectively, related to the procurement of raw materials, processing of accounts payable and credit and collection, certain payroll tax services and information technology maintenance to PepsiCo. The payments related to procurement were included in cost of goods sold and payments related to other services were recorded in SD&A expenses.

At the end of fiscal years 2002 and 2001, net amounts due from PepsiCo related to the above transactions amounted to $27.7 million and $7.6 million, respectively.

The Consolidated Statements of Income include the following income and (expense) transactions with PepsiCo (in millions):

	2002	2001	2000

Net sales	$84.8	$71.5	$49.2
Cost of goods sold	(738.1)	(696.2)	(505.0)
Selling, delivery and administrative expenses	47.4	44.6	24.2

Transactions with Pohlad Companies. In February 2002, we entered into an Aircraft Joint Ownership Agreement with Pohlad Companies. Mr. Pohlad, our Chairman and Chief Executive Officer, is the President and owner of approximately 33 percent of the capital stock of Pohlad Companies. Pursuant to the Aircraft Joint Ownership Agreement, we purchased a one-eighth interest in a Lear Jet aircraft owned by Pohlad Companies. We paid approximately $1.6 million related to the jet in fiscal year 2002, including our capitalized portion of the purchase price ($1.5 million) and the related SD&A expenses associated with the jet ($0.1 million).

In addition, we paid Pohlad Companies for various services, primarily rent, which totaled approximately $0.7 million and $0.3 million in 2002 and 2001, respectively.

Results of Operations

In the discussions of our results of operations below, the number of cases sold is referred to as volume. Net pricing is net sales divided by number of cases and gallons sold for our core businesses, which include bottles and cans (including vending bottles and cans) as well as food service. Changes in net pricing include the impact of sales price (or rate) changes, as well as the impact of brand, package and geographic mix. Net pricing and reported volume amounts exclude contract, commissary, private label, concentrate, and vending (other than bottles and cans) revenue and volume. Contract sales represent sales of manufactured product to other franchised bottlers and typically decline as excess manufacturing capacity is utilized. Cost of goods sold per unit is the cost of goods sold for our core businesses divided by related number of cases and gallons sold.

Operating Results - 2002 compared with 2001

Volume. In 2002, total volume increased 3.5 percent, including U.S. volume growth of 1.9 percent and Central Europe volume growth of 12.1 percent, while Caribbean volume declined 0.4 percent. U.S. volume growth of 1.9 percent was driven by strong brand performance by Mountain Dew, Sierra Mist, Aquafina and Dr Pepper. Mountain Dew volume grew 1.2 percent, driven mainly by continued growth in regular and diet Mountain Dew Code Red. Pepsi flavored soft drink volume grew almost 15 percent, due mainly to the strong performance and expanded distribution of Sierra Mist, while Aquafina continued to have strong volume growth of approximately 46 percent. The growth in Pepsi branded products was partially offset by a 0.5 percent volume decline in trademark Pepsi, which accounts for approximately 51 percent of the U.S. volume mix. Dr Pepper volume grew 4.8 percent, led by diet Dr Pepper. We experienced package volume growth for carbonated soft drinks in cans and take-home polyethylene terehthalate ("PET") packages or plastic bottle packages, led by the 24 ounce non-returnable PET package, which benefited from significant growth in the supermarkets and supercenters. Small format and on-premise channel performance declined from the prior year, resulting primarily from continued softness in our single serve packages, primarily the 20-ounce non-returnable plastic bottles.

Our Central Europe markets had volume growth of 12.1 percent in 2002, reflecting strong growth in all four countries. New product innovation, including the introduction of Pepsi Twist, contributed to a 7.7 percent growth in carbonated soft drinks, while water offerings experienced a strong 14.5 percent growth. Carbonated soft drinks and water account for approximately 64 percent and 28 percent of total volume, respectively, in Central Europe. Both water and carbonated soft drinks experienced growth in the single-serve and multi-serve PET packages, primarily in the large format and wholesale channels, while on-premise volume declined. Approximately 1 percent of the total volume growth in Central Europe was achieved in still drinks, primarily due to the expanded distribution of the Toma brand flavored still drinks in all our markets in Central Europe.

Volume in the Caribbean decreased 0.4 percent in 2002 compared to 2001, reflecting declines in Puerto Rico and Jamaica. Overall, the Pepsi trademark products declined, despite growth from new product introduction, while Seven Up, Aquafina and other local flavored brands volume increased from the prior year.

Net Sales. Net sales in 2002 increased 3 percent to $3,239.8 million compared to $3,144 million in 2001. Excluding the $11 million net sales of the beer business that was divested in the first quarter of 2001, net sales increased $106.8 million, or 3.4 percent, primarily driven by the increase in net sales in the U.S. and Central Europe. U.S. net sales increased 2.3 percent to $2,760.5 million from $2,699.7 million. Excluding the net sales of the divested beer business in 2001, U.S. net sales increased 2.7 percent, driven by volume growth of 1.9 percent, as discussed above, and increased net pricing of 1.6 percent from the prior year. The increase in net pricing was driven by price increases of 1.1 percent and package mix contribution of 0.5 percent. These factors were partially offset by a $5 million, or 4 percent, decrease in other revenue, including commissary and contract sales.

The growth in Central Europe net sales of $27.8 million, or 10.3 percent, to $298.4 million from $270.6 million in the prior year resulted from strong volume growth of 12.1 percent, as well as favorable foreign exchange rates offset, in part, by a 0.8 percent decline in net pricing. The favorable foreign exchange rates contributed approximately $19 million to Central Europe’s net sales improvement. The volume growth impact on net sales was mitigated, in part, by the 0.8 percent decline in net pricing in Central Europe, principally led by declines in Poland offset, in part, by increases in Hungary. In addition, other revenues declined $3.4 million from the prior year, including decreases in contract sales and private label sales, as was anticipated.

Caribbean net sales increased 4.1 percent in 2002 to $180.9 million from $173.7 million in the prior year. Volume in the Caribbean decreased 0.4 percent in 2002 compared to the prior year, offset by an increase in net pricing of 3.9 percent in 2002. Pricing improvements were achieved in all markets. Other revenue increases, including concentrate and export sales contributed 0.4 percent of the net sales growth in 2002.

Cost of Goods Sold. Cost of goods sold increased $55.3 million in 2002 to $1,967.4 million from $1,912.1 million in the prior year. Excluding costs associated with the divested beer business totaling $8.6 million, cost of sales increased $63.9 million, or 3.4 percent, in 2002.

In the U.S., excluding the impact of the divested beer business, U.S. cost of goods sold increased $43.2 million, or 2.7 percent, to $1,653.8 million, driven by the 1.9 percent growth in volume, and an almost 2 percent increase in cost of goods sold per unit. The increase in cost of goods sold per unit reflected higher concentrate costs, as well as increases in other ingredient and packaging costs associated with changes in the mix of products sold. This includes more of our products being sold in non-returnable PET packages versus can packages, a trend we expect to continue. The above factors were partially offset by a decrease in other cost of goods sold related to the decrease in contract and commissary sales. Our concentrate prices will continue to increase in 2003 in the U.S., as PepsiCo has recently announced to its franchise bottlers that they will increase the price of concentrate by 2 percent, effective for one year, beginning February 2003. We expect a similar increase of 2 percent by Cadbury Schweppes in 2003.

In Central Europe, cost of goods sold increased $13.3 million, or 8.1 percent, to $177.3 million in 2002 from $164 million in the prior year. Cost of goods sold increased due to volume growth of 12.1 percent and due to the unfavorable impact of foreign currency translations, which added approximately $9.6 million to costs as measured in U.S. dollars, offset, in part, by a lower cost per unit due mainly to lower concentrate costs.

In the Caribbean, cost of goods sold increased $7.4 million, or 5.7 percent, to $136.3 million in 2002 from $128.9 million in the prior year, driven mainly by unfavorable foreign currency translations and increased packaging and ingredient costs.

Selling, Delivery and Administrative Expenses. In 2002, SD&A expenses increased $59.8 million, or 6.6 percent, to $968.4 million from $908.6 million in the prior year. SD&A expenses as a percentage of net sales increased to 29.9 percent in 2002 from 28.9 percent in the prior year, which was primarily attributable to the U.S. operations. U.S. SD&A expenses increased $55.1 million to 28.7 percent as a percentage of U.S. net sales, from 27.3 percent. This increase was primarily attributable to additional depreciation expense, as we continued to focus on capital projects to enhance our overall operating performance, including the substantial completion of our inventory system deployment in 2002. We also continued to invest in our next generation selling system, which will allow us to convert a significant portion of our U.S. distribution system to a pre-sell environment. Increased U.S. SD&A expenses were also attributable to higher wages and benefits, due, in part, to the aligning of the compensation and benefit programs of the former PepsiAmericas and Whitman Corporation, as well as the compensation expense related to the issuance of restricted stock awards in conjunction with our long-term incentive programs (see Note 14 to the Consolidated Financial Statements).

SD&A expenses in Central Europe increased $3 million to $129.3 million in 2002. The increase in SD&A expenses was associated with the growth in volume, including new product introductions, offset, in part, by a decline in SD&A expenses of approximately $6.8 million related to foreign exchange translation. Central Europe’s SD&A expenses as a percentage of net sales decreased to 43.3 percent from 46.7 percent, mainly due to improved SD&A expense containment in Poland.

SD&A expenses in the Caribbean increased $1.7 million to $48 million in 2002. SD&A expenses as a percentage of net sales remained relatively flat compared to the prior year for the Caribbean.

Amortization Expense. Amortization expense declined $49.3 million to $0.7 million in 2002, primarily due to the change in accounting for amortization expense for goodwill as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 (see Note 2 to the Consolidated Financial Statements).

Special Charges. In the fourth quarter of 2002, we recorded special charges of $5.7 million relating to the rollout of the changes in our marketing and distribution strategy in Poland, the Czech Republic, and Republic of Slovakia. The special charges included $3.3 million related to severance and other benefits, $1.4 million related to asset write-downs, and $1 million related primarily to lease termination costs. Consistent with the changes in Hungary in 2001, we modified our distribution method from a conventional direct store delivery to an alternative model using third party distributors in certain areas. In 2002, we also recorded an additional $0.2 million of severance costs related to the fiscal year 2000 charge in “Special Charges, net.”

In 2002, we identified approximately $3.3 million of excess severance and related exit costs, including $2.2 million relating to the Hungary special charge recorded in fiscal 2001, and $1.1 million relating to previous special charges. Upon execution of the distribution and marketing strategy change in Hungary, there were instances where no viable third party distributors were found in certain areas of Hungary, and thus, an alternative strategy was not available in those areas. The reversals of $3.3 million were credited to income and reflected in “Special Charges, net.”

In 2001, we recorded special charges of $9.2 million in the fourth quarter for severance costs and other costs related to changing our marketing and distribution strategy in Hungary, as well as for the write-down of obsolete marketing equipment in the U.S. We established a new centralized facility to refurbish our marketing equipment, which changed our criteria for determination of refurbishment versus disposal of our marketing equipment. This change in criteria resulted in an impairment of certain marketing equipment. In addition, we recorded a charge of $4.6 million in the first quarter of 2001 related to further organizational changes resulting from the merger with the former PepsiAmericas. This charge was principally composed of severance and related benefits.

These changes in the marketing and distribution strategy in Central Europe, which resulted in special charges of $5.7 and $9.2 million in 2002 and 2001, respectively, are expected to reduce costs, as well as to expand our market share by increasing our points of contact with the end customer. We expect to realize approximately $6 million to $8 million in annual pretax savings across all of our markets in Central Europe, principally resulting from reductions in employee related and other distribution costs. A portion of those savings were realized in Hungary in 2002. The remaining benefits are expected to be realized in 2003 and 2004, with the complete rollout of the new distribution strategy in Poland, the Czech Republic, and Republic of Slovakia.

In 2000, we recorded special charges of $21.7 million, including $17.1 million in costs for severance and other benefits and $4.6 million of costs resulting from a decision to close our production facility in Ft. Wayne, Indiana. The charge for the closure of the production facility included a write-down of building and equipment and $0.5 million for severance payments and other benefits.

During 2002 and 2001, PepsiAmericas paid employee benefits of $4.8 and $17.8 million, respectively, related to charges recorded in 2000 and 2001, which included the elimination of approximately 55 positions in total. The payments made during 2002 and 2001 included deferred severance payments made to previously terminated employees. At the end of fiscal year 2002, $3.3 million of employee related costs were accrued in current liabilities, as we expect to pay substantially all of these costs during the next twelve months.

Operating Income. Operating income increased $32.3 million to $300.7 million in 2002, primarily related to the impact of the change in accounting for goodwill, which reduced amortization expense by $49.8 million in 2002. Excluding the impact of the change in accounting for goodwill, operating income decreased $17.5 million in 2002, as a result of lower operating income in the U.S. and increased operating losses in the Caribbean markets, which were offset, in part, by a reduction in Central Europe’s operating losses. Excluding the impact of the change in accounting for goodwill, U.S. operating income declined $32.1 million due mainly to higher SD&A expenses. The increase in SD&A expenses related to higher depreciation expense associated with various information technology initiatives and to increased compensation and benefits expenses. In 2001, we had recorded special charges of $9.2 million in the U.S., offset, in part, by an $8.9 million pension curtailment gain.

Central Europe reduced its operating losses by $16.5 million to an operating loss of $10.6 million in 2002. The reduction in operating losses was mainly attributable to strong volume growth and the impact of foreign exchange translation, as well as cost containment in cost of goods sold and SD&A expenses. Lower special charges contributed to $6.8 million of the overall reduction in operating losses in Central Europe, as the Hungary special charge was $9.2 million in 2001, compared to net special charges of $2.4 million recorded in Central Europe in 2002. Favorable foreign exchange rates contributed $2.8 million of the reduction in operating losses in 2002.

The operating losses in the Caribbean increased by $1.9 million to $3.4 million in 2002, due mainly to the 0.4 percent decline in volume. The markets in the Caribbean were adversely impacted in the latter part of 2001 and in early 2002 by a decline in tourism. The general decline in tourism resulted from the events occurring on September 11, 2001. We continue to consider various strategic alternatives in the Caribbean markets in an effort to decrease our operating losses, as the macroeconomic and political conditions in the Caribbean continue to pose operational challenges.

Interest and Other Expenses. Net interest expense decreased $14.4 million to $76.4 million in 2002 from $90.8 million in 2001. This decrease was principally due to lower interest rates on short-term borrowings. In addition, we adjusted the mix of our fixed rate versus floating rate debt using interest rate swap agreements, which favorably impacted interest expense in 2002.

We reported other expense, net, of $4.1 million in 2002, compared to other expense, net, of $3.7 million in 2001. The pre-tax gain of $3.5 million resulting from the sale of a parcel of land in downtown Chicago was included in the results for 2002. In 2001, the results included the benefit of certain real estate tax refunds associated with our non-operating real estate entities.

Income Taxes. The effective income tax rate, which is income tax expense expressed as a percentage of income from continuing operations before income taxes, was 38.4 percent in 2002, compared to 48.2 percent in 2001. The decrease in the effective tax rate in 2002 was primarily due to the elimination of the amortization of goodwill and other indefinite lived intangible assets in conjunction with the implementation of SFAS No. 142, as a majority of the amortization expense was not deductible for tax purposes.

Income from Continuing Operations. Income from continuing operations increased $45.6 million, or 50.6 percent, to $135.7 million in 2002 from $90.1 million in 2001. The improvement in income from continuing operations reflected the impact of the change in accounting for goodwill, lower interest expense and a reduction in the effective income tax rate, as discussed previously.

Discontinued Operations. Loss from discontinued operations after taxes of $6 million in 2002 represented a $9.8 million charge for the purchase of certain insurance policies concerning the environmental liabilities related to the previously sold subsidiaries. In 2001, loss from discontinued operations after taxes of $71.2 million represented a pretax charge of $111 million to recognize additional liabilities associated with our indemnification obligations for environmental liabilities related to previously sold subsidiaries. This additional charge resulted from conducting a comprehensive review of all former facilities operated by these previously sold subsidiaries, which was initiated in connection with the insurance policies purchased in 2002. We expect to spend approximately $20 million to $30 million in 2003 for environmental remediation and other related costs (see Note 17 to the Consolidated Financial Statements for further discussion of discontinued operations and related environmental liabilities).

Net Income. Net income increased $110.8 million to $129.7 million in 2002 from $18.9 million in 2001. The improvement in net income resulted from higher income from continuing operations, up $45.6 million, and the lower losses from discontinued operations, lower by $65.2 million. The factors that impacted both continuing and discontinued operations were discussed previously.

Operating Results - 2001 compared with 2000

Due to the merger with the former PepsiAmericas completed in November 2000, we believe that comparison to pro forma results for 2000 for net sales and cost of goods sold provides a better indication of current operating trends than reported results. Therefore, included within the following discussion are explanations of both reported results and the pro forma results for net sales and cost of goods sold. Pro forma operating results, as well as the volume comparisons, assume the merger with the former PepsiAmericas occurred at the beginning of 2000.

Volume. In 2001, total volume increased 1.6 percent including U.S. volume growth of 0.4 percent, Central Europe volume growth of 3.1 percent and Caribbean volume growth of 13.6 percent. In the U.S., the decline of approximately two percent in trademark Pepsi products was offset by strong volume growth in Mountain Dew, Aquafina and Sierra Mist. Trademark Mountain Dew volume grew 1.6 percent, driven by both regular Mountain Dew and Mountain Dew Code Red. Flavored soft drinks increased approximately 15 percent, primarily due to an increase in Sierra Mist, while Aquafina volume grew nearly 50 percent. We experienced package volume growth in both single serve and take home packages, led by 20-ounce plastic containers and 12 and 24-ounce non-returnable packages. This increase was a result of significant growth in the channel performance of both supercenters and mass retailers.

Central Europe volume grew 3.1 percent compared to the prior year. The increase was primarily related to the increase in water volumes, while total carbonated soft drink volume growth was relatively flat. Both water and carbonated soft drinks experienced growth in the multi-serve PET packages, primarily in the large format and wholesale channels, while small format volume declined. Volume in the Caribbean increased 13.6 percent in 2001 compared to 2000. This increase resulted from increases in trademark Pepsi products, as well as increases in Aquafina, Seven Up and other local flavored brands.

Net Sales. Net sales for 2001 and 2000 were as follows (in millions):

	Reported	Reported	%
	2001	2000	Change

U.S.	$2,699.7	$2,225.6	21.3
Central Europe	270.6	270.1	0.2
Caribbean	173.7	14.7	–

Total net sales	$3,144.0	$2,510.4	25.2

	Reported	Pro Forma	%
	2001	2000	Change

		(unaudited)

U.S.	$2,699.7	$2,659.9	1.5
Central Europe	270.6	270.1	0.2
Caribbean	173.7	154.0	12.8

Total net sales	$3,144.0	$3,084.0	1.9

On a reported basis, net sales increased by $633.6 million, or 25.2 percent, in 2001 compared with 2000, primarily reflecting sales contributed by the additional territories acquired in the merger with the former PepsiAmericas, as well as the acquisition of the Trinidad and Tobago territory, both in the fourth quarter of 2000. The balance of the growth in net sales reflected improved pricing and slightly higher volumes in the U.S. markets.

On a pro forma basis, net sales increased by $60 million, or 1.9 percent. The growth in net sales included an increase in U.S. net sales of $39.8 million, an increase in Central Europe net sales of $0.5 million and an increase in Caribbean net sales of $19.7 million. Excluding sales contributed in 2001 and 2000 by the beer operations, which we sold in the first quarter of 2001, U.S. net sales increased $75.8 million, or 2.9 percent. The increase in U.S. net sales resulted from a 2.7 percent improvement in net pricing and a 0.4 percent increase in volume.

On a reported (as well as pro forma) basis, Central Europe net sales remained relatively flat in 2001 compared to 2000. The contribution to net sales from the 3.1 percent volume growth, an increase in net pricing, as well as the favorable foreign currency translation impact of approximately $6.6 million, were offset, in part, by a reduction in contract sales, and the planned reduction of private label revenue. The Caribbean pro forma net sales increased $19.7 million, or 12.8 percent, which can be partially attributed to the full year impact of net sales for Trinidad and Tobago in 2001.

Cost of Goods Sold. Cost of goods sold for 2001 and 2000 were as follows (in millions):

	Reported	Reported	%
	2001	2000	Change

U.S.	$1,619.2	$1,317.2	22.9
Central Europe	164.0	167.0	(1.8)
Caribbean	128.9	10.0	–

Total cost of goods sold	$1,912.1	$1,494.2	28.0

	Reported	Pro Forma	%
	2001	2000	Change

		(unaudited)

U.S.	$1,619.2	$1,593.2	1.6
Central Europe	164.0	167.0	(1.8)
Caribbean	128.9	112.6	14.5

Total cost of goods sold	$1,912.1	$1,872.8	2.1

The consolidated cost of goods sold on a reported basis increased $417.9 million to $1,912.1 million in 2001, primarily reflecting cost of goods sold of the additional territories acquired in the merger with the former PepsiAmericas, as well as the acquisition of the Trinidad and Tobago territory in December 2000. The balance of the cost of goods sold increase related primarily to higher concentrate as well as increases in other ingredient and package costs associated with changes in the mix of products sold.

On a pro forma comparison basis, consolidated cost of goods sold increased $39.3 million, or 2.1 percent, in 2002, mainly attributable to the increase in pro forma U.S. cost of goods sold of $26 million, or 1.6 percent. U.S. cost of goods sold increased 1.6 percent due to the 0.4 percent volume growth discussed above, as well as an increase in cost per unit of 3.6 percent (which excludes the impact of the divested beer business). The increase in the cost per unit was attributed to higher concentrate costs, as well as an increase in packaging costs. The increase in packaging costs was primarily related to our shift in the mix of product sold in non-returnable PET containers supporting Aquafina and other non-carbonated beverage growth.

On a reported (as well as pro forma) basis, Central Europe cost of goods sold decreased approximately $3 million, or 1.8 percent. The cost of goods sold decrease was related to a lower cost per unit, offset, in part, by the unfavorable impact of foreign currency translations. On a pro forma basis, Caribbean cost of goods sold increased 14.5 percent, due mainly to the full year impact of cost of goods sold for Trinidad and Tobago in 2001.

Selling, Delivery and Administrative Expenses. Selling, delivery and administrative expenses increased $178.1 million to $908.6 million in 2001 primarily related to SD&A expenses incurred in the additional territories of the former PepsiAmericas. As a percentage of net sales, SD&A expenses decreased to 28.9 percent in 2001 from 29.1 percent in 2000. SD&A expenses in the U.S. increased $137.1 million to $736.1 million in 2001, compared to $599 million in 2000. As a percentage of net sales, SD&A expenses increased to 27.3 percent in 2001 from 26.9 percent in 2000. The increase in U.S. SD&A expenses was driven, in part, by increased costs associated with the growth in Aquafina and other non-carbonated beverage offerings, as well as new product introductions. Increased SD&A expenses in the U.S. were also driven by higher depreciation expense due to the previous investment in cold drink equipment, inventory systems and information technology. These investments were associated with the integration of the former PepsiAmericas and Heartland territories. In addition, the next generation selling system was in the early stages of development in 2001. As expected, the benefits of the merger with the former PepsiAmericas were offset almost entirely by non-recurring integration costs of approximately $10 million to $11 million.

SD&A expenses in Central Europe decreased $1.6 million to $126.3 million in 2001, compared to $127.9 million in 2000. As a percentage of net sales, SD&A expenses decreased to 46.7 percent in 2001 from 47.4 percent in 2000, mainly due to cost improvements. Caribbean SD&A expenses increased $42.6 million to $46.2 million in 2001, due to the SD&A expenses of the additional territories (Jamaica and Puerto Rico) related to the merger with former PepsiAmericas, as well as the acquisition of Trinidad and Tobago territories, in the fourth quarter of 2000. SD&A expenses as a percentage of net sales was 26.6 percent in 2001, compared with 23.8 percent in 2000.

Amortization Expense. Amortization expense increased $9 million to $50 million in 2001, primarily due to the increased amortization related to the goodwill recorded for the merger with the former PepsiAmericas in November 2000.

Gain on Pension Curtailment. In connection with the integration of the former Whitman Corporation and former PepsiAmericas U.S. benefit plans during the first quarter of 2001, PepsiAmericas amended its pension plans to freeze pension benefit accruals for substantially all salaried and non-union employees effective December 31, 2001. Employees age 50 or older with 10 or more years of vesting service were grandfathered such that they will continue to accrue benefits after December 31, 2001 based on their final average pay as of December 31, 2001. As a result of this plan amendment, we recognized a one-time curtailment gain of $8.9 million. The existing U.S. salaried and non-union pension plans were replaced by an additional PepsiAmericas contribution to the 401(K) plan beginning January 1, 2002.

Operating Income. In 2001, operating income increased $45.4 million to $268.4 million, which primarily reflected the additional operating income contributed by the U.S. territories of the former PepsiAmericas. The U.S. operating income included a gain on pension curtailment of $8.9 million in 2001 and special charges of $6.3 million and $21.7 million in 2001 and 2000, respectively. Excluding the gain on pension curtailment and the special charges, the U.S. operating income increased $26 million, or 9.7 percent. The operating income contributed by the former PepsiAmericas territories was primarily responsible for the improved U.S. results, offset, in part, by higher SD&A expenses.

The Central Europe operating losses increased to $27.1 million in 2001, from $24.7 million in 2000, due mainly to the special charges recorded in 2001 of $7.5 million, offset, in part, by improved operating performance in 2001, including volume growth and the reduction of SD&A expenses as a percentage of net sales. The Caribbean had operating losses of $1.5 million in 2001, compared to operating income of $1 million in 2000.

Interest and Other Expenses. Net interest expense increased $6.8 million in 2001 to $90.8 million. The increase was due principally to an increase in the average outstanding net debt resulting from the merger with the former PepsiAmericas, partially offset by lower borrowing costs resulting from the refinancing of debt in the first quarter of 2001, the swap of a portion of our debt portfolio from fixed rate to floating rate, and lower overall interest rates on short-term borrowings.

We reported other expense, net, of $3.7 million in 2001 compared with other income of $2.1 million in 2000. Included in other income in 2000 was a gain of $2.6 million resulting from the sale of the franchise operations in the Baltics. Absent this gain, other expense was $3.2 million unfavorable to 2000, which was not attributed to any individually significant item.

Income Taxes. The effective income tax rate was 48.2 percent in 2001, compared to 49.3 percent in 2000.

Income from Continuing Operations. Income from continuing operations increased $18.6 million or 26 percent, to $90.1 million in 2001 from $71.5 million in 2000. The improvement in income from continuing operations primarily reflected the income contributed by the former PepsiAmericas territories, a reduction in effective income tax rate, as well as the gain on pension curtailment primarily recorded in 2001, as previously discussed.

Discontinued Operations. Loss from discontinued operations after taxes of $71.2 million in 2001 represented a charge of $111 million for environmental liabilities related to a former subsidiary, Pneumo Abex, which was previously discussed in this MD&A.

Income from discontinued operations after taxes of $8.9 million in 2000 resulted from the reversal of prior accruals resulting from certain insurance settlements for environmental matters related to Pneumo Abex, partially offset by increased environmental and related accruals.

Net Income. Net income decreased $61.5 million to $18.9 million in 2001 from $80.4 million in 2000. The decline in net income resulted mainly from the $71.2 million loss from discontinued operations recorded in 2001, as income from continuing operations increased $18.6 million from 2000 to 2001. The factors that impacted both continuing and discontinued operations were discussed previously.

Liquidity and Capital Resources

We own a special purpose entity, Whitman Finance, which has entered into an agreement (the “Securitization”) with a major U.S. financial institution to sell an undivided interest in its receivables. The agreement involves the sale of receivables by certain of our U.S. subsidiaries to Whitman Finance, which in turn sells an undivided interest in a revolving pool of receivables to the financial institution (see Note 9 to the Consolidated Financial Statements).

Net cash provided by continuing operations increased by $14.5 million to $331.3 million in 2002. The increase in cash provided by continuing operations was due, in part, to the reduction in the cash outlay related to special charges. In the current year, we paid $5.8 million related to special charges, compared to $19 million in the prior year. We estimate approximately $2 million to $3 million of additional special charges in Central Europe in 2003 for the changes in the marketing and distribution strategy, with approximately half of this range relating to cash outflows. In the U.S. we are reviewing our cost structure and expect to record special charges in the first quarter of 2003. These charges are expected to be in the range of approximately $5 million to $8 million.

In addition, we contributed $7.5 million to our pension plan in fiscal years 2002 and 2001. We are $32 million underfunded in our pension plan as of the end of fiscal year 2002. We do not believe that any known trends or uncertainties related to our pension plan will result in a material change in our results of operations, financial condition, or our liquidity.

Investing activities during 2002 included $10.8 million paid for acquisitions, including cash paid to acquire various vending businesses. Investing activities during 2001 included $7.7 million paid for acquisitions, including cash paid to acquire the minority partner’s interest in the soft drink operations in New Orleans; cash paid to acquire the bottling operations in Barbados from Bottlers (Barbados) Limited; cash paid to acquire a Dr Pepper franchise in Illinois; and payments related to the acquisition of Trinidad and Tobago. We made capital investments of $219.2 million in 2002, up $0.6 million from capital investments of $218.6 million in 2001. Capital spending increased slightly in 2002 due to increased spending in the developing non-U.S. markets for facility and information technology improvements, offset, in part, by declines in U.S. capital fleet and information technology spending, as the next generation selling system nears completion. Capital spending in 2003, excluding potential acquisitions, is expected to be in the range of $180 million to $190 million. In addition, in 2002, we received $26.5 million in cash and a $12 million promissory note collateralized by a subordinated mortgage related to the sale of a parcel of land in downtown Chicago. An additional $1.4 million, otherwise payable to us, was held back in escrow, a portion of which is expected to be recovered when certain conditions are met related to existing environmental matters. The promissory note and escrow balance were recorded at their net realizable value, net of allowances of approximately $6.2 million (see Note 3 to the Consolidated Financial Statements).

The following table provides a summary of our contractual obligations as of the end of fiscal year 2002, by due date (in millions). Our short-term borrowings, long-term debt, lease commitments and advertising and exclusivity rights are more fully described in Notes 10, 11 and 17, respectively, in the Notes to the Consolidated Financial Statements.

	Payments Due by Period

Contractual obligations	Total	2003	2004	2005	2006	2007	Thereafter

Short-term obligations	$275.0	$275.0	$–	$–	$–	$–	$–
Long-term obligations	1,080.7	–	250.0	61.0	300.0	261.6	208.1
Advertising commitments and exclusivity rights	50.8	12.2	10.5	10.3	6.5	5.0	6.3
Operating lease obligations	60.1	16.0	12.6	7.9	5.2	3.6	14.8
Capital lease obligations	0.5	0.4	0.1	–	–	–	–

Total contractual cash obligations	$1,467.1	$303.6	$273.2	$79.2	$311.7	$270.2	$229.2

Our total debt increased $45.2 million to $1,383.8 million as of the end of fiscal year 2002, from $1,338.6 million as of the end of fiscal year 2001. During September 2002, we issued $250 million of notes with a discount of $0.9 million, due 2007, with a coupon rate of 3.875 percent. During February and March 2001, we issued $200 million and $150 million of notes with coupon rates of 5.95 percent due 2006 and 5.79 percent due 2013, respectively. Proceeds from these notes were used to repay outstanding commercial paper. The investors of the $150 million of notes issued in 2001 have the option to put the notes to us at par, or to remarket or extend the maturity of the notes until March 2013 with a newly stated interest rate. If the investors elect to remarket the notes, we may elect to redeem the notes at fair value, pursuant to the agreement.

In February 2003, the investors of the $150 million of notes issued in March 2001 notified us that they will exercise their option to purchase and remarket the notes pursuant to the remarketing agreement unless we elect to redeem the notes. In March 2003, we notified the investors that we will redeem the notes pursuant to the agreement. As a result, we will record a loss on the early extinguishment of debt in the first quarter of 2003 of approximately $8 million (see Note 20 to the Consolidated Financial Statements).

Additionally, in March 2003, we issued $150 million of notes with a coupon rate of 4.5 percent. The proceeds were used to pay down commercial paper.

We have revolving credit agreements with maximum borrowings of $500 million, which act as back-up for our commercial paper program; accordingly, we have a total of $500 million available under our commercial paper program and revolving credit facility combined. There were no commercial paper borrowings as of the end of fiscal year 2002.

In August 2001, we announced that we would resume purchasing our common stock under a previously authorized repurchase program. In December 2002, the Board authorized an additional 20 million shares for our repurchase program. As of fiscal year end 2002, 21.5 million shares remained available for repurchase. We repurchased 7.5 million shares of our common stock in 2002 and 3 million shares in 2001 for $102.4 million and $39.2 million, respectively; however, at the end of 2002, $10.6 million of treasury stock purchases were unsettled and included in other accrued expenses in the Consolidated Balance Sheet. We paid cash dividends of $6.1 million in 2002 based on an annual cash dividend of $0.04 per share, compared with $6.2 million paid in 2001, based on the same dividend rate. The issuance of common stock, including treasury shares, for the exercise of stock options resulted in cash inflows of $5.4 million in 2002, compared with $10.7 million in 2001.

We believe that with our existing operating cash flows, available lines of credit and potential for additional debt and equity offerings, we will have sufficient resources to fund our future growth and expansion.

We continue to be subject to certain indemnification obligations, net of insurance, under agreements related to previously sold subsidiaries, including indemnification expenses for potential environmental and tort liabilities of these prior subsidiaries. There is significant uncertainty in assessing our potential expenses for complying with our indemnification obligations. The assessment and determination of expenses for cleanup at the various sites involved are inherently speculative during the early stages, as is the projection of future claims. The amount of the expense also is subject to various factors, including possible insurance recoveries and the allocation of liabilities among many other potentially responsible and financially viable parties. During 2002, we paid $15.5 million related to such indemnification obligations, net of any insurance settlements. At the end of fiscal year 2002, we had recorded approximately $138.1 million in liabilities for future remediation and other related costs arising out of our indemnification obligations of previously sold businesses. We expect to spend approximately $20 million to $30 million in 2003 for remediation and other related costs (see Note 17 to the Consolidated Financial Statements for further discussion of discontinued operations and related environmental liabilities).

Recently Issued Accounting Pronouncements

In the fourth quarter of 2002, we adopted Emerging Issues Task Force (“EITF”) Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” EITF 01-09 addresses the classification on the income statement of certain consideration paid to a reseller or another party that purchases our products. As a result, net sales were reduced by $30 million in 2002, $26.7 million in 2001, and $17.2 million in 2000, with SD&A expenses reduced by the same amounts. Prior period amounts were reclassified to conform to the current year presentation, including prior quarters in 2002 and 2001 (see Note 21 to the Consolidated Financial Statements).

In November 2002, the EITF reached a consensus on several points in Issue 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor” that are effective in the first quarter of 2003. EITF 02-16 requires that certain consideration received from a vendor by a customer be recorded as a reduction of cost of goods sold, unless the payment is directly attributable (offsetting) to expenses incurred elsewhere in the income statement. We anticipate that EITF 02-16 will have an impact on the income statement classification of certain bottler incentives; however, we have not yet quantified the impact of such reclassification as the 2003 marketing support programs have not yet been finalized.

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” in 2002. Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates SFAS No. 4 and thus, the criteria in Accounting Principles Board (“APB”) Opinion No. 30 should be applied to determine the classification of gains and losses related to the extinguishment of debt. The Statement is effective beginning in fiscal year 2003. At that time, any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item will be reclassified (see Note 20 to the Consolidated Financial Statements).

The FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which nullifies EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured at fair value when the liability is incurred, as opposed to the date management committed to an exit plan. The special charges in the fourth quarter of 2002 related to the marketing and distribution strategy changes in Central Europe were recorded in compliance with EITF 94-3, as the provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

We are subject to various market risks, including risks from changes in commodity prices, interest rates and currency exchange rates.

Commodity Prices. The risk from commodity price changes correlates to our ability to recover higher product costs through price increases to customers, which may be limited due to the competitive pricing environment that exists in the soft drink business. We use derivative financial instruments to hedge price fluctuations for a portion of our aluminum and fuel requirements. Each instrument hedges price fluctuations on a portion of our aluminum can and fuel requirements over a specified period of time. Because of the high correlation between aluminum and fuel commodity prices and our contractual cost of these products, we consider these hedges to be highly effective. As of fiscal year end 2002, we have hedged a portion of our future U.S. aluminum requirements into fiscal year 2004. Additionally, we had no outstanding fuel hedge contracts as of fiscal year end 2002.

Interest Rates. Our floating rate exposure relates to changes in the six-month London Interbank Offered Rate (“LIBOR”) and the overnight Federal Funds rate. Assuming consistent levels of floating rate debt with those held as of fiscal year end 2002, a 50 basis point change in each of these rates would have an impact of approximately $1.9 million on our annual interest expense. In the third quarter of 2001, we entered into interest rate swaps to convert a portion of our fixed rate debt to floating rate. In 2002, we had short-term investments throughout a majority of the year, principally invested in money market funds and commercial paper, which were most closely tied to the overnight Federal Funds rate. The amount of these investments was not significant throughout the year. Assuming a 50 basis point change in the rate of interest associated with our short-term investments, interest income would not have changed by a significant amount.

Currency Exchange Rates. Because we operate in non-U.S. franchise territories, we are subject to exposure resulting from changes in currency exchange rates. Currency exchange rates are influenced by a variety of economic factors including local inflation, growth, interest rates and governmental actions, as well as other factors. We currently do not hedge the translation risks of investments in our non-U.S. operations. Any positive cash flows generated have been reinvested in the operations, excluding repayments of intercompany loans from the manufacturing operations in Poland.

Based on net sales, non-U.S. operations represented approximately 15 percent of our total operations in 2002. Changes in currency exchange rates impact the translation of the non-U.S. operations results from their local currencies into U.S. dollars. If the currency exchange rates had changed by five percent in 2002, we estimate the impact on reported operating income would have been approximately $2.7 million. Our estimate reflects the fact that a portion of the non-U.S. operations costs are denominated in U.S. dollars, including concentrate purchases. This estimate does not take into account the possibility that rates can move in opposite directions and that gains in one category may or may not be offset by losses from another category.

Item 8. Financial Statements and Supplementary Data.

See Index to Financial Information on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

We incorporate by reference the information contained under the captions "Proposal 1: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in its definitive proxy statement for the annual meeting of shareholders to be held April 24, 2003.

Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding executive officers of PepsiAmericas is provided in Part I of this Form 10-K under separate caption.

Item 11. Executive Compensation.

We incorporate by reference the information contained under the captions "Executive Compensation" and "Director Compensation" in our definitive proxy statement for the annual meeting of shareholders to be held April 24, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

We incorporate by reference the information contained under the captions “Our Largest Shareholders” and “Shares Held by Our Directors and Executive Officers” in our definitive proxy statement for the annual meeting of shareholders to be held April 24, 2003.

The following table summarizes information regarding our common stock that may be issued under our existing equity compensation plans as of fiscal year end 2002.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity Compensation plans approved by security holders (1)	14,507,287	$ 15.45 (2)	4,176,706
Equity Compensation plans not approved by security holders	–		–

Total	14,507,287		4,176,706

(1)	This number includes stock options, as well as 926,679 of nonvested restricted stock awards granted or issued under our stock incentive plans approved by our shareholders, and as discussed in Note 14 to the Consolidated Financial Statements.

(2)	Weighted average exercise price of outstanding options, warrants and rights excludes nonvested restricted stock awards.

Item 13. Certain Relationships and Related Transactions.

We incorporate by reference the information contained under the caption "Certain Relationships and Related Transactions" in our definitive proxy statement for the annual meeting of shareholders to be held April 24, 2003.

Item 14. Controls and Procedures.

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic filings with the SEC.

There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) See Index to Financial Information on page F-1 and Exhibit Index filed electronically.

(b) No reports on Form 8-K were filed during the fourth quarter of 2002.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 2003.

PEPSIAMERICAS, INC.

By:	/s/ G. MICHAEL DURKIN, JR.

G. Michael Durkin Jr.
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th of March, 2003.

	Signature	Title

*	Robert C. Pohlad	Chairman of the Board and Chief Executive Officer and Director
	ROBERT C. POHLAD	(principal executive officer)

	/s/ G. Michael Durkin, Jr.	Senior Vice President and Chief Financial Officer
	G. MICHAEL DURKIN, JR.	(principal financial and accounting officer)

*	Brenda C. Barnes	Director
BRENDA C. BARNES

*	Herbert M. Baum	Director
HERBERT M. BAUM

*	Richard G. Cline	Director	*By:	/s/ G. MICHAEL DURKIN JR.
	RICHARD G. CLINE			G. Michael Durkin, Jr. Attorney-in-Fact March 28, 2003
*	Pierre S. du Pont	Director
PIERRE S. DU PONT

*	Archie R. Dykes	Director
ARCHIE R. DYKES

*	Charles W. Gaillard	Director
CHARLES W. GAILLARD

*	Jarobin Gilbert, Jr.	Director
JAROBIN GILBERT, JR.

*	Victoria B. Jackson	Director
VICTORIA B. JACKSON

*	Matthew M. McKenna	Director
MATTHEW M. MCKENNA

*	Lionell L. Nowell III	Director
LIONELL L. NOWELL III

CERTIFICATIONS

CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO RULE 13a-14

I, Robert C. Pohlad, Chairman of the Board and Chief Executive Officer of PepsiAmericas, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of PepsiAmericas, Inc. for the fiscal year ended December 28, 2002;

2.	Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	March 28, 2003	By:	/s/ ROBERT C. POHLAD

Robert C. Pohlad
Chairman of the Board and Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO RULE 13a-14

I, G. Michael Durkin, Jr., Senior Vice President and Chief Financial Officer of PepsiAmericas, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of PepsiAmericas, Inc. for the fiscal year ended December 28, 2002;

2.	Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	March 28, 2003	By:	/s/ G. MICHAEL DURKIN, JR.

G. Michael Durkin, Jr.
Senior Vice President and Chief Financial Officer

CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Annual Report of PepsiAmericas, Inc. (the “Company”) on Form 10-K for the fiscal year ended December 28, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Robert C. Pohlad, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:	March 28, 2003	By:	/s/ ROBERT C. POHLAD

Robert C. Pohlad
Chairman of the Board and Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Annual Report of PepsiAmericas, Inc. (the “Company”) on Form 10-K for the fiscal year ended December 28, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, G. Michael Durkin Jr., Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:	March 28, 2003	By:	/s/ G. MICHAEL DURKIN, JR.

G. Michael Durkin, Jr.
Senior Vice President and Chief Financial Officer

PEPSIAMERICAS, INC. AND SUBSIDIARIES

FINANCIAL INFORMATION FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K FISCAL YEAR 2002

PEPSIAMERICAS, INC. AND SUBSIDIARIES INDEX TO FINANCIAL INFORMATION

Financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or related notes.

STATEMENT OF FINANCIAL RESPONSIBILITY

The consolidated financial statements of PepsiAmericas, Inc. and subsidiaries (the “Company”) have been prepared by management, which is responsible for their integrity and content. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include amounts which reflect certain estimates and judgments made by management. Actual results could differ from these estimates.

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

The Company's independent auditors, KPMG LLP, are engaged to audit the consolidated financial statements of the Company and to issue their report thereon. Their audit has been conducted in accordance with auditing standards generally accepted in the United States of America. Their report appears on the following page.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of PepsiAmericas, Inc.:

We have audited the accompanying consolidated balance sheets of PepsiAmericas, Inc. and subsidiaries (the “Company”) as of the end of fiscal years 2002 and 2001, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the fiscal years 2002, 2001 and 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PepsiAmericas, Inc. and subsidiaries as of the end of fiscal years 2002 and 2001 and the results of their operations and their cash flows for each of the fiscal years 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the Consolidated Financial Statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” as of the beginning of fiscal year 2002.

/s/ KPMG LLP KPMG LLP Chicago, Illinois February 7, 2003

PepsiAmericas, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF INCOME (in millions, except per share data)

Fiscal years	2002	2001	2000

Net sales	$3,239.8	$3,144.0	$2,510.4
Cost of goods sold	1,967.4	1,912.1	1,494.2

Gross profit	1,272.4	1,231.9	1,016.2
Selling, delivery and administrative expenses	968.4	908.6	730.5
Amortization expense	0.7	50.0	41.0
Special charges, net	2.6	13.8	21.7
Gain on pension curtailment	–	(8.9)	–

Operating income	300.7	268.4	223.0
Interest expense, net	(76.4)	(90.8)	(84.0)
Other (expense) income, net	(4.1)	(3.7)	2.1

Income from continuing operations before income taxes	220.2	173.9	141.1
Income taxes	84.5	83.8	69.6

Income from continuing operations	135.7	90.1	71.5
Income (loss) from discontinued operations after taxes	(6.0)	(71.2)	8.9

Net income	$129.7	$18.9	$80.4

Weighted average common shares:
Basic	152.1	155.9	139.0
Incremental effect of stock options and awards	0.9	0.7	0.5

Diluted	153.0	156.6	139.5

Income (loss) per share - basic:
Continuing operations	$0.89	$0.58	$0.51
Discontinued operations	(0.04)	(0.46)	0.07

Net income	$0.85	$0.12	$0.58

Income (loss) per share - diluted:
Continuing operations	$0.89	$0.58	$0.51
Discontinued operations	(0.04)	(0.46)	0.07

Net income	$0.85	$0.12	$0.58

Cash dividends per share	$0.04	$0.04	$0.04

The following notes are an integral part of these statements.

PepsiAmericas, Inc. and Subsidiaries CONSOLIDATED BALANCE SHEETS (in millions, except per share data)

As of fiscal year end	2002	2001

ASSETS:
Current assets:
Cash and equivalents	$113.8	$64.4
Receivables, net of allowance of $15.3 million - 2002 and $14.2 million - 2001	202.6	197.1
Inventories:
Raw materials and supplies	79.7	78.3
Finished goods	90.5	95.1

Total inventories	170.2	173.4
Other current assets	63.3	45.9

Total current assets	549.9	480.8

Property (at cost):
Land	48.5	47.7
Buildings and improvements	332.5	313.9
Machinery and equipment	1,596.8	1,459.4

Total property	1,977.8	1,821.0
Accumulated depreciation	(847.0)	(753.9)

Net property	1,130.8	1,067.1

Intangible assets	1,757.7	1,749.3
Other assets	124.2	122.1

Total assets	$3,562.6	$3,419.3

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt, including current maturities of long-term debt	$303.1	$255.2
Payables	197.9	216.5
Accrued expenses:
Salaries and wages	47.1	45.4
Interest	25.2	20.7
Other	124.7	105.5

Total current liabilities	698.0	643.3

Long-term debt	1,080.7	1,083.4
Deferred income taxes	82.2	45.4
Other liabilities	253.1	216.9
Shareholders' equity:
Preferred stock ($0.01 par value, 12.5 million shares authorized; no shares issued)	–	–
Common stock ($0.01 par value, 350 million shares authorized; 167.6 million shares issued - 2002 and 2001)	1,538.7	1,546.7
Retained income	288.0	164.4
Unearned stock-based compensation	(8.6)	(1.1)
Accumulated other comprehensive loss:
Cumulative translation adjustment	(9.2)	(25.1)
Net unrealized investment and cash flow hedging losses	(9.8)	(4.7)
Minimum pension liability adjustment	(27.9)	(4.1)

Accumulated other comprehensive loss	(46.9)	(33.9)

Treasury stock (20 million shares - 2002 and 14 million shares - 2001)	(322.6)	(245.8)

Total shareholders' equity	1,448.6	1,430.3

Total liabilities and shareholders' equity	$3,562.6	$3,419.3

The following notes are an integral part of these statements.

PepsiAmericas, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

Fiscal years	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$135.7	$90.1	$71.5
Adjustments to reconcile to net cash provided by operating activities of continuing operations:
Depreciation and amortization	163.8	202.1	166.4
Deferred income taxes	62.9	40.7	15.0
Gain on pension curtailment	–	(8.9)	–
Gain on sale of franchises	–	–	(1.4)
Gain on sale of investment	(3.5)	–	–
Special charges, net	2.6	13.8	21.7
Cash outlays related to special charges	(5.8)	(19.0)	(12.8)
Other	6.7	(4.8)	0.6
Changes in assets and liabilities, exclusive of acquisitions and divestitures:
Decrease (increase) in receivables	(7.9)	2.5	127.6
Decrease (increase) in inventories	3.9	(15.5)	(9.5)
Increase (decrease) in payables	1.8	9.1	(21.9)
Net change in other assets and liabilities	(28.9)	6.7	(31.1)

Net cash provided by operating activities of continuing operations	331.3	316.8	326.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of franchises, net of cash divested	–	–	2.5
Franchises and companies acquired, net of cash acquired	(10.8)	(7.7)	(69.2)
Capital investments	(219.2)	(218.6)	(165.4)
Proceeds from sales of property	7.8	3.6	5.7
Proceeds from sales of investments and joint ventures	26.5	2.1	0.3

Net cash used in investing activities	(195.7)	(220.6)	(226.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings of short-term debt	(226.6)	(185.6)	137.0
Proceeds from issuance of long-term debt	249.1	352.7	–
Repayment of long-term debt	–	(204.4)	(263.0)
Issuance of common stock	5.4	10.7	27.1
Treasury stock purchases	(91.8)	(39.2)	(35.7)
Cash dividends	(6.1)	(6.2)	(5.5)

Net cash used in financing activities	(70.0)	(72.0)	(140.1)

Net cash used in discontinued operations	(15.5)	(11.3)	(22.7)
Effects of exchange rate changes on cash and equivalents	(0.7)	0.3	(0.5)

Change in cash and equivalents	49.4	13.2	(63.3)
Cash and equivalents at beginning of year	64.4	51.2	114.5

Cash and equivalents at end of year	$113.8	$64.4	$51.2

The following notes are an integral part of these statements.

PepsiAmericas, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in millions)

			Unearned	Accumulated
			Stock-	Other			Total
Common Stock		Retained	Based	Comprehensive	Treasury Stock		Shareholders'
Shares	Amount	Income	Compensation	Loss	Shares	Amount	Equity

As of fiscal year end 1999	167.3	$1,634.4	$76.7		$–	$	(22.3)	(28.2)	$	(546.6)	$1,142.2

Comprehensive income:
Net income			80.4								80.4
Other comprehensive loss:
Translation adjustments							(5.9)				(5.9)
Unrealized investment loss (net of tax benefit of $0.3 million							(0.5)				(0.5)

Other comprehensive loss											(6.4)

Total comprehensive income											74.0

Treasury stock purchases								(3.0)		(35.7)	(35.7)
Common stock issued for acquisition		(80.4)						17.4		327.3	246.9
Common stock issued under stock subscription rights and value of rights		(5.9)						1.7		32.1	26.2
Stock compensation plans		(1.3)						0.4		2.7	1.4
Dividends declared			(5.5)								(5.5)

As of fiscal year end 2000	167.3	$1,546.8	$151.6		$–	$	(28.7)	(11.7)	$	(220.2)	$1,449.5

Comprehensive income:
Net income			18.9								18.9
Other comprehensive loss:

Translation adjustments							5.2				5.2
Unrealized investment loss (net of tax benefit of $0.8 million)							(1.5)				(1.5)
Cash flow hedges, (net of tax benefit of $3.1 million):
Cumulative effect of accounting change							1.0				1.0
Net derivative losses							(5.1)				(5.1)
Reclassification to net income							(0.7)				(0.7)
Minimum pension liability adjustment, (net)							(4.1)				(4.1)

Other comprehensive loss											(5.2)

Total comprehensive income											13.7

Treasury stock purchases								(3.0)		(39.2)	(39.2)
Common stock issued for acquisition	0.2	2.8									2.8
Stock compensation plans	0.1	(2.9)	0.1		(1.1)			0.7		13.6	9.7
Dividends declared			(6.2)								(6.2)

As of fiscal year end 2001	167.6	$1,546.7	$164.4	$	(1.1)	$	(33.9)	(14.0)	$	(245.8)	$1,430.3

Comprehensive income:
Net income			129.7								129.7

Other comprehensive loss:
Translation adjustments							15.9				15.9
Unrealized investment loss (net of tax benefit of $2.8 million)							(5.0)				(5.0)
Cash flow hedges, (net of tax expense of $0.2 million):
Net derivative gains							4.8				4.8
Reclassification to net income							(4.9)				(4.9)
Minimum pension liability adjustment, (net)							(23.8)				(23.8)

Other comprehensive loss											(13.0)

Total comprehensive income											116.7

Treasury stock purchases								(7.5)		(102.4)	(102.4)
Stock compensation plans		(8.0)			(7.5)			1.5		25.6	10.1
Dividends declared			(6.1)								(6.1)

As of fiscal year end 2002	167.6	$1,538.7	$288.0	$	(8.6)	$	(46.9)	(20.0)	$	(322.6)	$1,448.6

The following notes are an integral part of these statements.

PepsiAmericas, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Principles of consolidation. On November 30, 2000, Whitman Corporation merged with PepsiAmericas, Inc. (“the former PAS”) and subsequently, in January 2001, changed its name to PepsiAmericas, Inc. (the “Company” or “PAS”). The consolidated financial statements, which include all wholly-owned subsidiaries, include the results of operations of the former Whitman Corporation for all periods and the former PAS from the date of its merger.

Nature of operations. The Company manufactures, packages, sells and distributes carbonated and non-carbonated Pepsi-Cola beverages and a variety of other beverages in the United States, Central Europe and Caribbean. The Company operates under exclusive franchise agreements with soft drink concentrate producers, including “master” bottling and fountain syrup agreements with PepsiCo, Inc. (“PepsiCo”) for the manufacture, packaging, sale and distribution of PepsiCo branded products. There are similar agreements with Cadbury Schweppes and other brand owners. The franchise agreements exist in perpetuity and contain operating and marketing commitments and conditions for termination.

Use of accounting estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Fiscal year. The Company’s fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31. The Company’s 2002, 2001 and 2000 fiscal years, each containing 52 weeks, ended December 28, 2002, December 29, 2001 and December 30, 2000, respectively.

Cash and equivalents. Cash and equivalents consist of deposits with banks and financial institutions which are unrestricted as to withdrawal or use, and which have original maturities of three months or less.

Sale of receivables. The Company’s U.S. subsidiaries sell their receivables to Whitman Finance, a special purpose entity and wholly-owned subsidiary of the Company, which in turn sells an undivided interest in a revolving pool of receivables to a major U.S. financial institution. The sale of receivables is accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (see further discussion in Note 9).

Inventories. Inventories are valued at the lower of cost (principally determined on the average method) or net realizable value.

Derivative financial instruments. Due to fluctuations in the market prices for aluminum and fuel, the Company uses derivative financial instruments to hedge against volatility in future cash flows on anticipated aluminum can and fuel purchases, the prices of which are indexed to aluminum and fuel market prices. Realized gains and losses on these instruments are deferred until the related finished products are sold or the fuel is purchased, at which time they are recorded in cost of goods sold. The Company also uses derivative financial instruments to lock interest rates on debt issues and to convert fixed rate debt to floating rate debt. Changes in the fair values of interest rate swaps increase or decrease the carrying amount of the debt issues associated with the swaps. The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137 and 138, as of the beginning of fiscal 2001. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities measured at fair value. Upon adoption, the Company recognized an asset for the fair value of aluminum hedges of $1.4 million and reclassified $0.4 million of previously deferred hedging losses to accumulated other comprehensive income, for a net increase of $1 million in accumulated other comprehensive loss, which was reclassified into cost of goods sold during 2001. Prior to adopting this standard, deferred gains and losses on aluminum hedges were classified within assets or liabilities, as appropriate, rather than in other comprehensive income, and no fair value adjustment was recorded on these hedges.

Property. Depreciation is computed on the straight-line method. When property is sold or retired, the cost and accumulated depreciation are eliminated from the accounts and gains or losses are recorded in “Other (expense) income, net.” Expenditures for maintenance and repairs are expensed as incurred. The approximate lives used for annual depreciation are 15 to 40 years for buildings and improvements and 5 to 13 years for machinery and equipment.

Intangible Assets. Intangible assets consist primarily of goodwill. Goodwill is the excess of the purchase price over the fair market value of net assets acquired. Goodwill is tested for impairment at least annually, using a two-step approach at the reporting unit levels: U.S., Central Europe, and Caribbean. First, the Company estimates the fair value of the reporting units primarily using discounted estimated future cash flows. If the carrying value exceeds the fair value of the reporting unit, the second step of the goodwill impairment test is performed to measure the amount of the potential impairment loss. Goodwill impairment is measured by comparing the “implied fair value” of goodwill with its carrying amount. The Company will estimate the fair value of all assets in determining the “implied fair value” of goodwill. The Company completed the transitional goodwill impairment test as of the beginning of fiscal year 2002, and determined that goodwill was not impaired. Our annual impairment evaluation for goodwill was performed in the fourth quarter, and also indicated that goodwill was not impaired.

Carrying values of long-lived assets. The Company evaluates the carrying values of its long-lived assets by reviewing undiscounted cash flows. Such evaluations are performed whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. If the sum of the projected undiscounted cash flows over the estimated remaining lives of the related assets does not exceed the carrying value, the carrying value would be adjusted for the difference between the fair value, based on projected discounted cash flows, and the related carrying value.

Environmental liabilities The Company is subject to certain indemnification obligations under agreements related to previously sold subsidiaries, including potential environmental liabilities (see Note 17). The Company has recorded the best estimate of the probable liability under those indemnification obligations with the assistance of outside consultants and other professionals.

Revenue recognition. Revenue is recognized when title to a product is transferred to the customer. Payments made to third parties as commissions related to vending activity are recorded as a reduction of revenues.

Bottler incentives. PepsiCo and other brand owners, at their sole discretion, provide the Company with various forms of marketing support. This marketing support is intended to cover a variety of programs and initiatives, including direct marketplace support, equipment-related programs and shared media and advertising support. Based on the objectives of the programs and initiatives, U.S. marketing support is recorded as an increase to net sales or a reduction in selling, delivery and administrative (“SD&A”) expenses. Direct marketplace support is primarily the funding of sales discounts and similar programs by PepsiCo and other brand owners and is recorded as an increase to net sales. Equipment-related funding is designed to support the sales and marketing expenses related to the placement of such equipment, and is recorded as a reduction of SD&A expenses. Shared media and advertising support is recorded as a reduction of advertising and marketing expense within SD&A expenses. Support in the Company’s Central Europe operations is primarily recorded as a reduction in cost of goods sold, as such support is reflected in reduced concentrate prices. There are no conditions or other requirements, which could result in repayment of marketing support received.

The Consolidated Statements of Income include the following bottler incentives recorded as income or as a reduction of expense (in millions):

	2002	2001	2000

Net sales	$89.6	$75.4	$52.1
Cost of goods sold	19.2	16.7	20.9
Selling, delivery and administrative expenses	50.2	49.8	33.7

Over 90 percent of bottler incentives are received from PepsiCo or its affiliates.

Advertising and marketing costs. The Company is involved in a variety of programs to promote its products. Advertising and marketing costs are expensed in the year incurred. Certain advertising and marketing costs incurred by the Company are partially reimbursed by PepsiCo and other brand owners in the form of marketing support. Advertising and marketing expenses were $67.8 million, $53.5 million and $45.4 million in 2002, 2001 and 2000, respectively. These amounts are net of bottler incentives of $38.2 million, $36.1 million and $30.5 million in 2002, 2001 and 2000, respectively.

Shipping and handling costs. The Company records shipping and handling costs in SD&A expenses. Such costs totaled $242.7 million, $234.8 million and $202.5 million in 2002, 2001 and 2000, respectively.

Stock-based compensation. The Company uses the intrinsic value method of accounting for its stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock-based employee compensation cost for options is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. The table (in millions, except per share data) is presented pursuant to amended disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosure.”

	2002	2001	2000

Net income, as reported	$129.7	$18.9	$80.4
Deduct: total stock-based employee compensation expense determined under fair value based method for all options, net of tax	(5.1)	(7.7)	(7.1)

Pro forma net income	$124.6	$11.2	$73.3

Net income per share:
Basic: As reported	$0.85	$0.12	$0.58

Pro forma	$0.82	$0.07	$0.53

Diluted: As reported	$0.85	$0.12	$0.58

Pro forma	$0.81	$0.07	$0.53

The Black-Scholes model and the assumptions presented in the following table were used to estimate the fair values of the options granted. The weighted-average estimated fair values at the dates of grant of options in 2002, 2001 and 2000 were $3.90, $5.61 and $4.60, respectively.

	2002	2001	2000

Risk-free interest rate	4.4%	4.9%	6.6%
Expected dividend yield	0.3%	0.4%	0.4%
Expected volatility	26.0%	32.2%	28.9%
Estimated lives of options (in years)	5.0	5.0	5.0

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

Income (loss) per share. Basic earnings per share are based upon the weighted-average number of common shares outstanding. Diluted earnings per share assume the exercise of all options which are dilutive, whether exercisable or not. The dilutive effects of stock options, warrants, and non-vested restricted stock awards are measured under the treasury stock method.

Options and warrants to purchase 8,966,823 shares, 7,116,354 shares and 8,708,974 shares at an average price of $17.89, $18.89 and $18.23 per share that were outstanding at the end of fiscal year 2002, 2001 and 2000, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares.

Reclassifications. Certain amounts in the prior period Consolidated Financial Statements have been reclassified to conform to current year presentation.

Recently issued accounting pronouncements. In the fourth quarter of 2002, the Company adopted Emerging Issues Task Force (“EITF”) Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” EITF 01-09 addresses the classification on the income statement of certain consideration paid to a reseller or another party that purchases products. As a result, net sales were reduced by $30 million in 2002, $26.7 million in 2001, and $17.2 million in 2000, with SD&A expenses reduced by the same amounts. Prior period amounts were reclassified to conform to the current year presentation, including prior quarters in 2002 and 2001, included in Note 21.

In November 2002, the EITF reached a consensus on several points in Issue 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor” that are effective in the first quarter of 2003. EITF 02-16 requires that certain consideration received from a vendor by a customer be recorded as a reduction of cost of goods sold, unless the payment is directly attributable (offsetting) to expenses incurred elsewhere in the income statement. The Company anticipates that EITF 02-16 will have an impact on the income statement classification of certain bottler incentives; however, the Company has not yet quantified the impact of such reclassification as the 2003 marketing support programs have not yet been finalized.

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” in 2002. Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates SFAS No. 4 and thus, the criteria in APB Opinion No. 30 should be applied to determine the classification of gains and losses related to the extinguishment of debt. The Statement is effective beginning in fiscal year 2003. At that time, any gain or loss on the extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item will be reclassified, (see Note 20 to the Consolidated Financial Statements).

The FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which nullifies EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured at fair value when the liability is incurred, as opposed to the date management committed to an exit plan. The special charges in the fourth quarter of 2002, related to the marketing and distribution strategy changes in Central Europe, were recorded in compliance with EITF 94-3, as the provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

2.	Intangible assets and goodwill

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which changes the accounting for goodwill from an amortization method to an impairment-only approach. This change applies to goodwill and other intangible assets with indefinite lives. The Company adopted SFAS No. 142 at the beginning of 2002 and has ceased amortization of substantially all intangible assets. The annual impairment evaluation for goodwill was performed in the fourth quarter of 2002 and resulted in no impairment.

The following table reflects the estimated effect on operating income, net income and earnings per share had SFAS No. 142 been in effect at the beginning of fiscal year 2000 (in millions, except per share data):

	2001		2000

	Operating	Net	Operating	Net
	Income	Income	Income	Income

Reported results	$268.4	$18.9	$223.0	$80.4
Exclude goodwill amortization expense	49.8	48.3	40.6	39.5

Adjusted comparisons	$318.2	$67.2	$263.6	$119.9

Basic earnings per share		$0.43		$0.86

Weighted average shares outstanding-basic		155.9		139.0

Diluted earnings per share		$0.43		$0.86

Weighted average shares outstanding-diluted		156.6		139.5

The changes in the carrying value of goodwill by reporting unit for the 2002 fiscal year were as follows (in millions):

	U.S.	Central Europe	Caribbean	Total

Balance at end of year 2001	$1,701.7	$25.0	$16.8	$1,743.5
Goodwill acquired during the year	5.2	–	–	5.2
Purchase accounting adjustments	(0.3)	(0.5)	0.4	(0.4)
Cumulative translation adjustment	–	3.7	(0.1)	3.6

Balance at end of year 2002	$1,706.6	$28.2	$17.1	$1,751.9

	As of fiscal year end 2002

	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets
Non-compete agreements	$1.0	$	(0.4)
Franchise and distribution agreements	3.7		(0.6)

Total	$4.7	$	(1.0)

Unamortized intangible asset
Pension intangible asset	$2.1

Total	$6.8

Aggregate amortization expense:
For year ended 2002	$0.7

Estimated amortization expense:
For year ended 2003	$0.4
For year ended 2004	$0.3
For year ended 2005	$0.3
For year ended 2006	$0.2
For year ended 2007	$0.2

3.	Investments

In the second quarter of 2002, the Company recorded a $3.5 million gain related to the sale of its interest in a parcel of land in downtown Chicago. The gain is reflected in “Other (expense) income, net.” The Company received $26.5 million in cash and a $12 million promissory note collateralized by a subordinated mortgage related to the sale. An additional $1.4 million, otherwise payable to the Company, was held back in escrow, a portion of which is expected to be recovered when certain conditions are met related to existing environmental matters. The promissory note and escrow balance were recorded at their estimated realizable value, net of allowances of approximately $6.2 million. In addition, the Company recorded $2.5 million of liabilities, net, for certain indemnifications made pursuant to the sale agreement. All other investments in real estate are carried at cost, which management believes is lower than net realizable value. Investments in real estate are included in other assets on the Consolidated Balance Sheets.

4.	Acquisitions and Divestitures

PAS Merger as of November 2000. On November 30, 2000, the former PAS merged into a wholly-owned subsidiary of the Company. The former PAS was the third largest publicly-held U.S.-based Pepsi anchor bottler, with distribution rights in portions of Arkansas, Iowa, Louisiana, Minnesota, Mississippi, North Dakota, South Dakota, Tennessee and Texas. The former PAS also operated in Puerto Rico, the Bahamas and Jamaica and had certain rights and preferences for expansion of its business with PepsiCo, including further expansion in the Caribbean.

In connection with this merger, the Company issued 17.4 million shares of common stock and paid $30.6 million to former PAS shareholders electing to receive cash for their shares of the former PAS. The value assigned to the shares issued in the merger was based on the average closing price for the period including the day immediately preceding and following the date the maximum number of shares to be issued was known, which occurred on November 22, 2000, as this was the first date on which the number of shares and the amount of other consideration became fixed. Based upon the average price for this period, the value assigned to each share issued was $14.167. The Company also assumed $316.9 million in debt and recorded an increase in intangible assets of $348.1 million. In addition, the Company issued 1.7 million shares of common stock at $14.6125 per share under the terms of the share subscription rights issued to former PAS shareholders electing the earn-out provision. Including costs associated with the merger and debt assumed in the merger, the total purchase price was $603.4 million. Details of the merger with the former PAS, as adjusted during 2001 for the final valuation of property, and U.S. net operating loss carryforwards and certain other adjustments, are as follows (in millions):

Merger costs:
Common stock issued to former PAS shareholders	$246.9
Cash paid to former PAS shareholders	30.6
Value of share subscription rights issued to former PAS shareholders	1.2
Transaction costs incurred by the former Whitman Corporation	9.0

Initial merger costs, excluding contingent payment	287.7

Allocation of merger costs:
Fair value of net liabilities of the former PAS	(88.4)
Transaction costs incurred by the former PAS	(7.0)

(95.4)

Excess of merger costs over fair value of net liabilities	$383.1

Shareholders of the former PepsiAmericas could have elected to receive a lesser amount of shares at closing plus the right to receive in the future additional shares of the Company. This right was based on the former PAS business units achieving certain performance levels in the years 2000 through 2002. The total aggregate value of shares to be received in the future could have been up to 0.1095 shares of Company common stock for each former PAS share held at the time of closing, or a total of 6.9 million additional shares based on the elections made. The Company made no contingent payments in 2002, nor will any payments be made in 2003, as the specified performance levels in years 2000 through 2002 were not achieved.

The unaudited pro forma consolidated results presented below for 2000 assume that the merger with the former PAS occurred as of the beginning of fiscal year 2000 (in millions):

Net sales	$3,084.0
Income from continuing operations	75.6
Income per share - basic and diluted	0.48

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

PepsiCo beneficially owns approximately 57.3 million shares of the Company’s common stock. In the merger with the former PAS, Dakota Holdings, LLC, a limited liability company whose members at the time of the merger included PepsiCo and Pohlad Companies, acquired approximately 14.6 million shares of the Company’s common stock, including approximately 0.4 million shares purchasable pursuant to the exercise of a warrant. In November 2002, the members of Dakota Holdings, LLC entered into a redemption agreement pursuant to which the PepsiCo membership interests were redeemed in exchange for certain assets of Dakota Holdings, LLC. As a result, Dakota Holdings, LLC became the beneficial owner of approximately 12 million shares of the Company’s common stock, including approximately 0.3 million shares purchasable pursuant to the exercise of a warrant.

Other Acquisitions and Divestitures. During 2002, the Company acquired various vending companies in the U.S. market. In the fourth quarter of 2001, the Company acquired the bottling operations in Barbados from Bottlers (Barbados) Limited, which had closed operations in 2000. In the third quarter of 2001, the Company acquired a Dr Pepper franchise in Illinois. During the first quarter of 2001, the Company reached an agreement with Crescent Distributing, LLC (“Crescent”), a wholly-owned subsidiary of Poydras Street Investors LLC (“Poydras”). Under the agreement, the joint venture between the Company and Poydras was terminated with Crescent retaining sole ownership of the rights to the beer operations and related assets and the Company assuming sole ownership of the rights to the soft drink operations and related assets. The results derived from the beer operations were not material to the Company’s overall business. On December 29, 2000, the Company acquired the Pepsi bottling operations in Trinidad and Tobago. In the first quarter of 2000, the Company sold its operations in the Baltics. This sale resulted in a gain of $2.6 million ($1.4 million after taxes), which is reflected in “Other (expense) income, net” on the Consolidated Statements of Income. These acquisitions and divestitures were not material to the Company’s overall results of operations. Acquisitions completed after June 30, 2001 were recorded in accordance with the requirements of SFAS Nos. 141 and 142. No goodwill amortization expense was recorded for the acquisitions completed in the third and fourth quarters of fiscal year 2001.

5.	Discontinued Operations

In conjunction with the purchase of new insurance policies in the second quarter of 2002, concerning the environmental liabilities related to previously sold subsidiaries of former Whitman Corporation, Pneumo Abex and its subsidiaries (“Pneumo Abex”), the Company recorded a charge to discontinued operations of $9.8 million ($6 million after taxes). Loss from discontinued operations in 2001 resulted from a charge of $111 million ($71.2 million after taxes) related to the Pneumo Abex environmental liabilities. Income from discontinued operations in 2000 of $8.9 million, net of $5.8 million in income tax expense, includes the reversal of prior accruals resulting from certain insurance settlements for Pneumo Abex environmental matters, net of certain increased environmental and related accruals (see Note 17 for further discussion of the Company’s indemnification obligations for such environmental liabilities).

6.	Special Charges

In the fourth quarter of 2002, management committed to a plan to modify the distribution method in Poland, the Czech Republic and Republic of Slovakia, which was similar to the plan executed in 2001 for Hungary. The change included modifying the Company’s distribution method from a conventional direct store delivery to an alternative model using third party distributors in certain areas. As a result, the Company recorded a special charge totaling $5.7 million in the fourth quarter of 2002 relating to these changes in the Company’s marketing and distribution strategy in Poland, the Czech Republic, and Republic of Slovakia. The special charges included $3.3 million related to severance and other benefits, $1.4 million related to asset write-downs and $1 million related primarily to lease termination costs. In 2002, we also recorded $0.2 million of severance costs related to the fiscal year 2000 charge in “Special Charges, net.”

In 2002, the Company identified approximately $3.3 million of excess severance and related exit costs, including $2.2 million relating to the Hungary special charges recorded in fiscal year 2001, and $1.1 million relating to previous special charges (not included in the table below). During execution of the distribution and marketing strategy changes in Hungary, there were instances where no viable third party distributors were found in certain areas of Hungary, and thus, an alternative strategy was not available in those areas. The reversals of $3.3 million were credited to income and are reflected in “Special charges, net” on the Consolidated Income Statement.

In the fourth quarter of 2001, the Company recorded special charges totaling $9.2 million primarily for severance costs and other costs related to changing the Company’s marketing and distribution strategy in Hungary, as well as for the write-down of marketing equipment in the U.S. The write-down of marketing equipment was recorded in conjunction with the start-up of the Ft. Wayne, Indiana refurbishment operations. The establishment of a new centralized marketing equipment refurbishment facility changed the Company's criteria for refurbishment versus disposal of our marketing equipment and, thus, resulted in an impairment.

In the first quarter of 2001, the Company recorded a special charge of $4.6 million related to further organization changes resulting from the merger with the former PAS. This charge was principally composed of severance and related benefits.

In the fourth quarter of 2000, the Company recorded a special charge of $21.7 million. The charge, related to the merger with the former PAS, included severance, related benefits and other payments to executives and employees of the Company totaling $17.1 million. Further, in connection with the closure of its production facility in Ft. Wayne, Indiana, the Company recorded a charge of $4.6 million, which included a write-down of building and equipment and $0.5 million for severance payments and other benefits.

The following table summarizes the activity associated with special charges during the periods presented (in millions):

	2002 Charges	2001 Charges	2000 Charges	Total

Special charges:
Employee related costs			$17.6	$17.6
Asset write-downs			4.1	4.1

Total			21.7	21.7
Application of special charges:
Asset write-downs			(4.1)	(4.1)
Expenditures for employee related costs			(0.2)	(0.2)

Accrued liabilities as of fiscal year end 2000			17.4	17.4

Special charges:
Employee related costs		$8.1		8.1
Asset write-downs		2.9		2.9
Lease terminations and other costs		2.8		2.8

Total		13.8		13.8
Application of special charges:
Asset write-downs		(2.9)		(2.9)
Acceleration of stock awards vesting		(1.2)		(1.2)
Expenditures for employee related costs		(2.1)	(15.7)	(17.8)
Expenditures for lease terminations and other costs		(1.2)		(1.2)

Accrued liabilities as of fiscal year end 2001		6.4	1.7	8.1

Special charges:
Employee related costs	$3.3		0.2	3.5
Asset write-downs	1.4			1.4
Lease terminations and other costs	1.0			1.0

Total	5.7		0.2	5.9
Application of special charges:
Asset write-downs	(1.4)			(1.4)
Expenditures for employee related costs		(2.9)	(1.9)	(4.8)
Reversal of employee related special charges		(1.7)		(1.7)
Expenditures for lease terminations and other costs		(1.0)		(1.0)
Reversal of other special charges		(0.5)		(0.5)

Accrued liabilities as of fiscal year end 2002	$4.3	$0.3	$–	$4.6

Employee related costs of $3.3 million recorded in the fourth quarter of 2002 related to the changes to the Company’s marketing and distribution strategy in Poland, the Czech Republic and Republic of Slovakia. These changes affected 555 employees in total, of which 546 remain at the end of fiscal year 2002. Employee related costs of $8.1 million recorded in the fourth quarter of 2001 include $3.5 million of severance and other payments to employees affected by changes to the Company’s marketing and distribution strategy in Hungary. These changes affected 470 employees in total, of which 15 remain at the end of fiscal year 2002. The balance of the employee related costs of $4.6 million recorded in 2001 and $17.6 million recorded in 2000 include severance payments to employees affected by management changes related to the merger with the former PAS, including executives and other employees, as well as employees of the Ft. Wayne, Indiana production facility. These changes affected approximately 55 employees in total, of which none remain at the end of fiscal year 2002.

The accrued liabilities remaining as of fiscal year end 2002 are comprised primarily of deferred severance payments, certain employee benefits and expected lease termination payments. The Company expects to pay substantially all of the $4.6 million accrued, using cash from operations, during the next 12 months; accordingly, such amounts are classified as other current liabilities.

7.	Interest Expense, Net

Interest expense, net, consisted of the following (in millions):

	2002		2001		2000

Interest expense	$	(77.1)	$	(92.6)	$	(85.8)
Interest income		0.7		1.8		1.8

Interest expense, net	$	(76.4)	$	(90.8)	$	(84.0)

8.	Income Taxes

Income taxes (benefits) related to continuing operations consisted of the following (in millions):

	2002	2001	2000

Current:
Federal	$16.9	$33.9	$43.2
Non-U.S.	0.1	0.2	0.9
State and local	5.4	5.7	5.9

Total current	22.4	39.8	50.0

Deferred:
Federal	57.1	40.4	18.5
Non-U.S.	–	–	(2.0)
State and local	5.0	3.6	3.1

Total deferred	62.1	44.0	19.6

Total income taxes	$84.5	$83.8	$69.6

The U.S. and non-U.S. income (loss) from continuing operations before income taxes is set forth in the table below (in millions):

	2002	2001	2000

U.S.	$240.0	$218.0	$173.9
Non-U.S.	(19.8)	(44.1)	(32.8)

Income from continuing operations before income taxes	$220.2	$173.9	$141.1

F-16

	2002		2001		2000

(in millions)	Amount	Percent	Amount	Percent	Amount	Percent

Income taxes computed at the U.S. federal statutory rate on income from continuing operations	$77.1	35.0	$60.9	35.0	$49.4	35.0
State income taxes, net of federal income tax benefit	6.8	3.1	6.1	3.5	5.9	4.2
Non-deductible portion of amortization-intangible assets	–	–	16.1	9.3	13.2	9.3
Other items, net	0.6	0.3	0.7	0.4	1.1	0.8

Income tax on continuing operations	$84.5	38.4	$83.8	48.2	$69.6	49.3

The table above reconciles the income tax provision for continuing operations at the U.S. federal statutory rate to the Company’s actual income tax provision on continuing operations.

Deferred income taxes are attributable to temporary differences, which exist between the financial statement bases and tax bases of certain assets and liabilities. As of fiscal year end 2002 and fiscal year end 2001, deferred income taxes (including discontinued operations) are attributable to (in millions):

	2002		2001

Deferred tax assets:
Non-U.S. net operating loss and tax credit carryforwards		$78.0		$87.8
U.S. net operating loss and tax credit carryforwards		32.7		37.5
Provision for special charges and previously sold businesses		40.6		50.6
Lease transactions		1.6		5.2
Unrealized losses on investments and cash flow hedges		14.2		4.1
Pension and postretirement benefits		22.7		12.3
Deferred compensation		2.9		2.7
Other		14.6		20.5

Gross deferred tax		207.3		220.7
Valuation allowance on net operating loss and tax credit carryforwards		(100.9)		(110.1)

Net deferred tax assets		106.4		110.6

Deferred tax liabilities:
Property		(142.4)		(106.7)
Intangible assets		(16.7)		(15.3)
Deferred state taxes		(12.9)		(9.5)
Other		(13.8)		(10.0)

Total deferred tax liabilities		(185.8)		(141.5)

Net deferred tax liability	$	(79.4)	$	(30.9)

Net deferred tax asset (liability) included in:
Other current assets		$2.8		$14.5
Deferred income taxes		(82.2)		(45.4)

Net deferred tax liability	$	(79.4)	$	(30.9)

There currently is no undistributed non-U.S. income because the Company’s non-U.S. operations have accumulated pretax losses. In connection with the merger with the former PAS, the Company became the successor to U.S. Federal net operating loss (“NOLs”) and tax credit carryforwards, as well as non-U.S. NOLs. The Company also has NOLs related to its Central Europe operations. As of fiscal year end 2002, the U.S. NOLs were $93.6 million and expire in 2003 through 2020, while the non-U.S. NOLs amounted to $260.7 million. Utilization of U.S. and non-U.S. NOLs is limited by both the U.S. Internal Revenue Code and by various international tax laws. The Company has provided a valuation allowance against substantially all of the non-U.S. NOLs. These valuation allowances reflect the uncertainty of the Company’s ability to fully utilize these benefits given the limited carryforward periods permitted by the various taxing jurisdictions. Any future adjustments to the NOLs succeeded to the Company in connection with the merger with the former PAS will be recorded as an adjustment to intangible assets. The $9.2 million decrease in the valuation allowance in fiscal year 2002 is primarily due to the expiration of the carryforward period for certain NOLs.

9.	Sales of Receivables

In the fourth quarter of 2000, Whitman Finance, a special purpose entity and wholly-owned subsidiary of the Company, entered into an agreement (the “Securitization”) with a major U.S. financial institution to sell an undivided interest in its receivables. The agreement involves the sale of receivables by certain of the Company’s U.S. subsidiaries to Whitman Finance, which in turn sells an undivided interest in a revolving pool of receivables to the financial institution. In 2002, the U.S. subsidiaries of the former PAS became eligible to participate in the securitization program. As a result, Whitman Finance entered into a new agreement with a major U.S. financial institution that increased the potential available facility from $150 million to $200 million. Costs related to this arrangement, including losses on the sale of receivables, are included in interest expense.

The utilized facility as of fiscal year end 2002 and fiscal year end 2001 was $142.3 million and $150 million, respectively, which were reflected as a reduction in the Company's receivables in the Consolidated Balance Sheets. Receivables for which an undivided ownership interest was sold under the program totaled $235.4 million and $210.8 million at fiscal year end 2002 and fiscal year end 2001, respectively. The receivables were sold to the financial institution at a discount, which resulted in losses of $3 million and $6.3 million in 2002 and 2001, respectively. The retained undivided interest of $88 million and $56.5 million is included in receivables, at fair value, as of fiscal year end 2002 and fiscal year end 2001, respectively. The fair value incorporates expected credit losses, which are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category. Since substantially all receivables sold to Whitman Finance carry 30-day terms of payment, the retained interest is not discounted. The weighted-average key credit loss assumption used in measuring the retained interests at the date of the Securitization and as of fiscal year end 2002 and fiscal year end 2001, including the sensitivity of the current fair value of retained interests as of fiscal year end 2002 to immediate 10 percent and 20 percent adverse changes in the credit loss assumption, are as follows (in millions):

			As of Fiscal Year End 2002

	Date of	As of Fiscal		10%	20%
	Initial	Year End		Adverse	Adverse
	Securitization	2001	Actual	Change	Change

Expected credit losses	3.3%	2.6%	2.5%	2.8%	3.0%
Fair value of retained interests	$66.7	$56.5	$88.0	$87.2	$86.7

The above sensitivity analysis is hypothetical and should be used with caution. Changes in fair value based on a 10 percent or 20 percent variation should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear. Whitman Finance’s total delinquencies (receivables over 60 days past due) as of fiscal year end 2002 and 2001 were $3.2 million and $7.8 million, respectively. Whitman Finance’s credit losses were $5.4 million and $3.7 million in 2002 and 2001, respectively. Due to the timing of the securitization, Whitman Finance’s credit losses were not significant in 2000.

10.	Debt

Long-term debt as of fiscal year end 2002 and fiscal year end 2001 consisted of the following (in millions):

	2002	2001

5.79% notes due 2013 (remarketable in 2003)	$150.0	$150.0
5.95% notes due 2006	200.0	200.0
6.0% notes due 2004	150.0	150.0
6.375% notes dues 2009	150.0	150.0
7.5% notes due 2003	125.0	125.0
7.29% and 7.44% notes due 2026 ($100 million and $25 million due 2004 and 2008,respectively, at option of note holder)	125.0	125.0
6.5% notes due 2006	100.0	100.0
3.875% notes due 2007	250.0	–
6.9% notes due 2005	60.0	60.0
Various other debt	22.1	21.6
Fair value adjustment from interest rate swaps	20.0	(1.1)
Unamortized premium	3.6	2.9

Total debt	1,355.7	1,083.4
Less: amount classified as short-term debt	275.0	–

Total long-term debt	$1,080.7	$1,083.4

The Company maintains revolving credit agreements with maximum borrowings of $500 million, which act as a back-up for the Company’s commercial paper program; giving the Company a total of $500 million available under the commercial paper program and revolving credit facilities combined. In addition, the Company from time to time borrows funds under unsecured money market loans. The interest rates on the revolving credit facility, which expires in 2004, are based primarily on the London Interbank Offered Rate (“LIBOR”). There were no borrowings under the revolving credit facility as of fiscal year end 2002 or fiscal year end 2001. The weighted-average borrowings under the commercial paper program and money market loans during 2002 and 2001 were $191.1 million and $272.3 million, respectively. There were no outstanding money market loans for the period from December 29, 2001 through December 28, 2002. The Company is in compliance with all covenants under its debt agreements.

In September 2002, the Company issued $250 million of notes with a coupon rate of 3.875 percent due 2007. In January 2001, the Company redeemed the 9.75 percent notes due 2003 with a face value of $120 million at a rate, including premium, of 104.875. During February and March 2001, the Company issued $200 million and $150 million of notes with coupon rates of 5.95 percent due 2006 and 5.79 percent due 2013, respectively. The investors of the $150 million of notes issued in 2001 have the option to put the notes to the Company at par, or to remarket or extend the maturity of the notes until March 2013 with a newly stated interest rate. If the investors elect to remarket the notes, the Company may elect to redeem the notes at fair value, pursuant to the agreement.

The amounts of long-term debt, excluding obligations under capital leases, scheduled to mature in the next five years are as follows (in millions):

Fiscal Year	Amount

2003	$275.0
2004	250.0
2005	61.0
2006	300.0
2007	261.6
11.	Leases

As of fiscal year end 2002, annual minimum rental payments required under capital leases and operating leases that have initial noncancelable terms in excess of one year were as follows (in millions):

	Capital Leases	Operating Leases

2003	$0.4	$16.0
2004	0.1	12.6
2005	–	7.9
2006	–	5.2
2007	–	3.6
Thereafter	–	14.8

Total minimum lease payments	0.5	$60.1

Less: imputed interest	–

Present value of minimum lease payments	$0.5

Total rent expense applicable to operating leases amounted to $28.2 million, $21.5 million and $17.8 million in 2002, 2001 and 2000, respectively. A majority of the Company’s leases provide that the Company pays taxes, maintenance, insurance and certain other operating expenses.

12.	Financial Instruments

The Company uses derivative financial instruments to reduce the Company’s exposure to adverse fluctuations in commodity prices. These financial instruments are “over-the-counter” instruments and were designated at their inception as hedges of underlying exposures. The Company does not use derivative financial instruments for trading purposes.

Cash flow hedges. The Company enters into derivative financial instruments to hedge future fluctuations in aluminum prices. Each instrument hedges price fluctuations on a portion of the Company’s aluminum can requirements. Because of the high correlation between aluminum commodity prices and the Company’s contractual cost of aluminum cans, the Company considers these hedges to be highly effective. During 2001, the Company began entering into derivative financial instruments to hedge against volatility in future cash flows on anticipated diesel fuel purchases, the prices of which are indexed to diesel fuel market prices. As of fiscal year end 2002, the Company has hedged a portion of its future U.S. aluminum requirements into fiscal 2004. As of fiscal year end 2002, the Company had deferred $5.2 million ($3.3 million net of tax) of aluminum hedging losses in “Accumulated other comprehensive loss”, a majority of which will be reclassified into cost of goods sold during fiscal year 2003. As of fiscal year end 2001, the Company had deferred $7.9 million ($4.8 million net of taxes) of aluminum and fuel hedging losses in “Accumulated other comprehensive loss.”

In anticipation of the long-term debt issuance in the third quarter of 2002, the Company entered into a series of treasury rate locks with an aggregate notional amount of $250 million. These treasury rate locks are accounted for as cash flow hedges, as the treasury rate locks are hedging against the variability of interest payments on the forecasted issuance of fixed-rate debt attributable to changes in the interest rates. The treasury rate locks were settled for $2.5 million, concurrent with the debt issuance in the third quarter of 2002. As of fiscal year end 2002, the Company had deferred approximately $1.6 million (net of $0.9 million in deferred taxes) of losses in “Accumulated other comprehensive loss” in the Consolidated Balance Sheet, as the treasury rate locks were considered highly effective in eliminating the interest rate risk on the forecasted debt issuance. Amounts accumulated in other comprehensive loss are reclassified into earnings commensurate with the recognition of the interest expense on the newly issued debt.

Fair value hedges. During 2001, the Company entered into swap contracts with an aggregate notional amount of $200 million to convert a portion of its fixed rate debt to floating rate debt, with the objective of reducing overall borrowing costs. These swaps are accounted for as fair value hedges, since they hedge against the fair value of fixed rate debt resulting from fluctuations in interest rates. The fair value of the interest rate swaps as of fiscal year end 2002 was $20 million (net of $1.7 million interest receivable), which is reflected in “Other long-term assets” on the Consolidated Balance Sheets, with a corresponding increase in “Long-term debt” representing the change in fair value of the fixed rate debt. As of fiscal year end 2001, the fair value of the interest rate swaps was $(1.1) million (net of $1.5 million interest receivable). The fair value adjustments had no earnings impact since the swaps are considered highly effective in eliminating the interest rate risk of the fixed rate debt they are hedging.

Other financial instruments. The carrying values of other financial assets and liabilities, including cash and equivalents, accounts receivable (see Note 9), accounts payable and other accrued expenses, approximate fair values due to their short maturity.

The fair market value of the Company’s floating rate debt as of fiscal year end 2002 and fiscal year end 2001 approximated its carrying value. The Company’s fixed rate debt had a carrying value of $1,135.7 million, as adjusted for the conversion of certain fixed rate notes to floating rate through the use of swap contracts (discussed above), and an estimated fair market value of $1,184.1 million as of fiscal year end 2002. As of fiscal year end 2001, the Company’s fixed rate debt had a carrying value of $884.5 million, as adjusted for the interest rate swaps, and an estimated fair market value of $912.6 million. The fair market value of the fixed rate debt was based upon quotes from financial institutions for instruments with similar characteristics or upon discounting future cash flows.

13.	Pension and Other Postretirement Plans

Company-sponsored defined benefit pension plans. Salaried employees were provided pension benefits based on years of service which generally were limited to a maximum of 20 percent of the employee’s average annual compensation during the five years preceding retirement. Plans covering non-union hourly employees generally provided benefits of stated amounts for each year of service. Plan assets are invested primarily in common stocks, corporate bonds and government securities. In connection with the integration of the former Whitman Corporation and the former PAS U.S. benefit plans during the first quarter of 2001, the Company amended its pension plans to freeze pension benefit accruals for substantially all salaried and non-union employees effective December 31, 2001. Employees age 50 or older with 10 or more years of vesting service were grandfathered such that they will continue to accrue benefits after December 31, 2001 based on their final average pay as of December 31, 2001. As a result of this plan amendment, the Company recognized a one-time curtailment gain of $8.9 million. The existing U.S. salaried and non-union pension plans were replaced by an additional Company contribution to the 401(K) plan beginning January 1, 2002.

Net periodic pension cost for 2002, 2001 and 2000 included the following components (in millions):

	2002		2001		2000

Service cost		$2.3		$5.2	$5.4
Interest cost		8.6		8.0	7.7
Expected return on plan assets		(11.1)		(11.3)	(9.4)
Amortization of actuarial loss (gain)		0.1		(0.7)	(0.9)
Amortization of transition asset		–		(0.2)	(0.2)
(Curtailment) settlement		–		(8.9)	0.1
Amortization of prior service cost		(0.6)		(0.2)	1.0

Net periodic pension (benefit) cost	$	(0.7)	$	(8.1)	$3.7

The following tables outline the changes in benefit obligations and fair values of plan assets for the Company’s pension plans and reconciles the pension plans’ funded status to the amounts recognized in the Company’s Consolidated Balance Sheets as of fiscal year end 2002 and 2001 (in millions):

	2002	2001

Benefit obligation at beginning of year	$116.2	$115.6
Service cost	2.3	5.2
Interest cost	8.6	8.0
Amendments, including curtailment	–	(14.5)
Actuarial loss	14.2	11.8
Benefit paid	(7.3)	(9.9)

Benefit obligation at end of year	$134.0	$116.2

Fair value of plan assets at beginning of year	$111.8	$137.2
Actual return on plan assets	(10.0)	(23.0)
Employer contributions	7.5	7.5
Benefits paid	(7.3)	(9.9)

Fair value of plan assets at end of year	$102.0	$111.8

Funded status	$	(32.0)	$	(4.4)
Unrecognized net actuarial loss		50.4		15.9
Unrecognized prior service cost		(0.5)		(1.1)

Net amount recognized		$17.9		$10.4

Net amounts recognized in the Consolidated Balance Sheets consist of (in millions):

	2002	2001

Prepaid pension cost	$18.4	$12.8
Accrued pension liability	(48.2)	(11.5)
Intangible assets	2.1	2.4
Accumulated other comprehensive loss	45.6	6.7

Net amount recognized	$17.9	$10.4

Accumulated other comprehensive loss is reflected in the Consolidated Balance Sheets net of tax of $17.7 million and $2.6 million at fiscal year ends 2002 and 2001, respectively. The Company uses September 30 as the measurement date for plan assets and obligations. Due in part to the continued depressed condition of the U.S. stock markets on September 30, 2002, the Company’s pension plans are in a $32 million underfunded status overall. The plan assets of the Company’s pension plans as of fiscal year end 2002 were approximately $3.5 million higher than plan assets at the September 30 measurement date.

Pension costs are funded in amounts not less than minimum levels required by regulation. The principal economic assumptions used in the determination of net periodic pension cost and benefit obligations were as follows:

Net periodic pension cost:	2002	2001	2000

Discount rates	7.25%	7.75%	7.50%
Expected long-term rates of return on assets	9.00%	9.50%	9.50%
Rates of increase in future compensation levels	4.75%	5.25%	5.00%

Benefit obligation:	2002	2001	2000

Discount rates	6.75%	7.25%	7.75%
Rates of increase in future compensation levels	4.75%	4.75%	5.25%

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $134 million, $133.8 million and $102 million, respectively, as of fiscal year end 2002 and $38.5 million, $38.3 million and $30 million, respectively, as of fiscal year end 2001. The assumptions used for the expected long-term rates of return on assets were based on historical return on plan assets. The expected returns for 2002 were decreased by 50 basis points based on the recent performance in plan assets. The composition of plan assets at the end of fiscal year 2002 was approximately 55 percent invested in U.S. stocks, 15 percent invested in international stocks and 30 percent invested in bonds.

Company-sponsored defined contribution plans. Substantially all U.S. salaried employees and certain U.S. hourly employees participate in voluntary, contributory defined contribution plans to which the Company makes partial matching contributions. Also, in connection with the aforementioned freeze of the Company’s pension plans, the Company began making supplemental contributions in 2002 to substantially all U.S. salaried employees’ and eligible hourly employees’ 401(K) accounts regardless of the level of each employee’s contributions. Company contributions to these plans amounted to $13.6 million, $8.5 million and $7 million in 2002, 2001 and 2000, respectively, which are reflected in “SD&A expenses.”

Multi-employer pension plans. The Company’s subsidiaries participate in a number of multi-employer pension plans, which provide benefits to certain union employee groups of the Company. Amounts contributed to the plans totaled $3.1 million, $3.9 million and $2.9 million in 2002, 2001 and 2000, respectively and are included in “SD&A expenses.”

Post-retirement benefits other than pensions. The Company provides substantially all former U.S. salaried employees who retired prior to July 1, 1989 and certain other employees in the U.S., including certain employees in the territories acquired from PepsiCo, with certain life and health care benefits. U.S. salaried employees retiring after July 1, 1989, except covered employees in the territories acquired from PepsiCo in 1999, generally are required to pay the full cost of these benefits. Effective January 1, 2000, non-union hourly employees are also eligible for coverage under these plans, but are also required to pay the full cost of the benefits. Eligibility for these benefits varies with the employee’s classification prior to retirement. Benefits are provided through insurance contracts or welfare trust funds. The insured plans generally are financed by monthly insurance premiums and are based upon the prior year’s experience. Benefits paid from the welfare trust are financed by monthly deposits which approximate the amount of current claims and expenses. The Company has the right to modify or terminate these benefits.

Net periodic cost of post-retirement benefits other than pensions for 2002, 2001 and 2000 amounted to $0.8 million, $1.2 million and $0.8 million, respectively. The Company’s post-retirement life and health benefits are not funded. The unfunded accrued post-retirement benefits amounted to $25.6 million as of fiscal year end 2002 and $25.5 million as of fiscal year end 2001. These balances are reflected in “Other liabilities” on the Consolidated Balance Sheets.

Multi-employer post-retirement medical and life insurance. The Company’s subsidiaries participate in a number of multi-employer plans, which provide health care and survivor benefits to union employees during their working lives and after retirement. Portions of the benefit contributions, which cannot be disaggregated, relate to post-retirement benefits for plan participants. Total amounts charged against income, primarily in SD&A expenses, and contributed to the plans (including benefit coverage during participating employees’ working lives) amounted to $10.4 million, $10.1 million and $10 million in 2002, 2001 and 2000, respectively.

14.	Stock Options and Warrants

The Company’s Stock Incentive Plan (the “Plan”), originally approved by shareholders in 1982 and subsequently amended from time to time, provides for granting incentive stock options, nonqualified stock options, related stock appreciation rights (“SARs”), restricted stock awards, and performance awards or any combination of the foregoing. Generally, outstanding nonqualified stock options are exercisable during a ten-year period beginning one to three years after the date of grant. All options are granted at fair market value at the date of grant. There are no outstanding stock appreciation rights as of fiscal year end 2002.

In connection with the merger with the former PAS (see Note 4), all outstanding stock options of the former PAS were converted to options to acquire shares of the Company’s stock. No cash or other consideration was issued to employees, and the aggregate intrinsic value of each option immediately after the merger was not greater than the aggregate intrinsic value of each former PAS option immediately before the merger. Further, the ratio of the exercise price for each option to the market value per share was not reduced, and the vesting provisions and option period of each original grant remained the same. Accordingly, no new measurement date was established relative to the converted options.

Changes in options outstanding are summarized as follows:

	Options Outstanding

					Weighted-
					Average
		Range of			Exercise
	Options	Exercise Prices			Price

Balance, fiscal year end 1999	10,240,616	$7.04	–	22.66	$15.90
Granted	2,322,597	11.97	–	14.66	12.49
Exercised or surrendered	(262,798)	7.04	–	12.19	8.39
Recaptured or terminated	(500,622)	11.45	–	22.63	16.66
Converted from former PAS options	1,451,087	10.81	–	22.53	14.44

Balance, fiscal year end 2000	13,250,880	7.37	–	22.66	15.14
Granted	1,504,179	12.17	–	16.48	15.68
Exercised or surrendered	(727,166)	7.37	–	15.88	9.27
Recaptured or terminated	(1,003,782)	11.97	–	22.63	17.30

Balance, fiscal year end 2001	13,024,111	8.08	–	22.66	15.49
Granted	1,528,024	12.68	–	15.51	12.74
Exercised or surrendered	(588,356)	8.08	–	14.46	9.19
Recaptured or terminated	(383,171)	11.97	–	22.63	15.66

Balance, fiscal year end 2002	13,580,608	8.51	–	22.66	15.45

The number of options exercisable as of fiscal year end 2002 was 10,744,362, with a weighted-average exercise price of $16.00, compared with options exercisable of 9,861,793 as of fiscal year end 2001 and 9,066,069 as of fiscal year end 2000 with weighted-average exercise prices of $15.77 and $15.37, respectively. As of fiscal year end 2002, there were 4,176,706 shares available for future grants, which includes shares remaining from the 8,000,000 shares provided for by the adoption of the 2000 Stock Incentive Plan in May 2000.

The following table summarizes information regarding stock options outstanding and exercisable as of fiscal year end 2002:

			Options Outstanding			Options Exercisable

				Weighted-	Weighted-		Weighted-
				Average	Average		Average
Range of			Options	Remaining Life	Exercise	Options	Exercise
Exercise Prices			Outstanding	(in years)	Price	Exercisable	Price

$8.51	–	$13.01	4,929,642	6.5	$11.97	2,935,760	$11.56
$13.09	–	$18.06	6,358,284	5.5	15.67	5,515,920	15.72
$18.48	–	$22.66	2,292,682	6.0	22.33	2,292.682	22.33

Total Options			13,580,608	5.9	15.45	10,744,362	16.00

In February 2002, the Company granted 889,300 restricted shares of stock at a weighted-average fair value (at the date of grant) of $12.68 to key members of management under the Plan. The Company granted 136,014 restricted shares of stock at a weighted-average fair value (at the date of grant) of $16.475 in 2001. The Company recognized compensation expense of $3.6 million in 2002 and $0.4 million in 2001 relating to these grants. At fiscal year end 2002, there were 926,679 nonvested restricted shares outstanding under the Plan. No restricted shares were granted in 2000.

In connection with the merger with the former PAS (see Note 4), the Company converted former PAS warrants to warrants to acquire shares of the Company’s stock. The warrants are exercisable by Dakota Holdings, LLC, PepsiCo and V. Suarez & Co., Inc. for the purchase of 311,470, 65,658, and 94,282 shares, respectively, of the Company’s common stock at $24.79 per share, exercisable anytime until February 17, 2006. Dakota Holdings, LLC currently owns approximately 12 million shares of the Company’s common stock.

15.	Shareholder Rights Plan and Preferred Stock

On May 20, 1999, the Company adopted a Shareholder Rights Plan and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.01 per share, of the Company. The dividend was paid on June 11, 1999 to the shareholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, of the Company at a price of $61.25 per one one-hundredth of a share of such Preferred Stock, subject to adjustment. The Rights will become exercisable if someone buys 15 percent or more of the Company’s common stock or following the commencement of, or announcement of an intention to commence, a tender or exchange offer to acquire 15 percent or more of the Company’s common stock. In addition, if someone buys 15 percent or more of the Company’s common stock, each right will entitle its holder (other than that buyer) to purchase, at the Right’s $61.25 purchase price, a number of shares of the Company’s common stock having a market value of twice the Right’s $61.25 exercise price. If the Company is acquired in a merger, each Right will entitle its holder to purchase, at the Right’s $61.25 purchase price, a number of the acquiring company’s common shares having a market value at the time of twice the Right’s exercise price. The plan was subsequently amended on August 18, 2000 in connection with the merger agreement with the former PAS. The amendment to the rights agreement provides that:

•	None of Pohlad Companies, any affiliate of Pohlad Companies, Robert C. Pohlad, affiliates of Robert C. Pohlad or the former PepsiAmericas will be deemed an “Acquiring Person” (as defined in the rights agreement) solely by virtue of (1) the consummation of the transactions contemplated by the merger agreement, (2) the acquisition by Dakota Holdings, LLC of shares of the Company’s common stock in connection with the merger, or (3) the acquisition of shares of the Company’s common stock permitted by the Pohlad shareholder agreement;

•	Dakota Holdings, LLC will not be deemed an “Acquiring Person” (as defined in the rights agreement) so long as it is owned solely by Robert C. Pohlad, affiliates of Robert C. Pohlad, PepsiCo and/or affiliates of PepsiCo; and

•	A “Distribution Date” (as defined in the rights agreement) will not occur solely by reason of the execution, delivery and performance of the merger agreement or the consummation of any of the transactions contemplated by such merger agreement.

Prior to the acquisition of 15 percent or more of the Company’s stock, the Rights can be redeemed by the Board of Directors for one cent per Right. The Company’s Board of Directors also is authorized to reduce the threshold to 10 percent. The Rights will expire on May 20, 2009. The Rights do not have voting or dividend rights, and until they become exercisable, they have no dilutive effect on the per-share earnings of the Company.

The Company has 12.5 million authorized shares of Preferred Stock. There is no Preferred Stock issued or outstanding.

16.	Supplemental Cash Flow Information

Net cash provided by continuing operations reflects cash payments and cash receipts as follows (in millions):

	2002	2001	2000

Interest paid	$69.3	$85.8	$84.7
Interest received	0.7	1.7	1.8
Income taxes paid	34.0	23.3	47.1
Income tax refunds	1.7	0.5	2.1

17.	Environmental and Other Commitments and Contingencies

The Company maintains a continuous program in its operations to facilitate compliance with federal, state and local laws and regulations relating to management of wastes and to the discharge or emission of materials used in production, and such other laws and regulations relating to the protection of the environment. The capital costs of such management and compliance, including the costs of the modification of existing plants and the installation of new manufacturing processes incorporating pollution control technology, are not material to continuing operations.

Indemnification obligations related to discontinued operations. Under the agreement pursuant to which the Company sold its subsidiaries, Abex Corporation and Pneumo Abex Corporation, in 1988 and a subsequent settlement agreement entered into in September 1991, the Company has assumed indemnification obligations for certain environmental liabilities of Pneumo Abex, net of any insurance recoveries. Pneumo Abex has been and is subject to a number of environmental cleanup proceedings, including proceedings under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 regarding disposal of wastes at on-site and off-site locations. In some proceedings, federal, state and local government agencies are involved and other major corporations have been named as potentially responsible parties. Pneumo Abex also has been and is subject to private claims and lawsuits for remediation of properties currently or previously owned by Pneumo Abex or certain other entities.

There is an inherent uncertainty in determining the Company’s potential expenses for complying with its indemnification obligations, and in particular, in assessing the total cost of remediating a given site and in determining any individual party's share in that cost. This is because of the nature of the remediation and allocation process and due to the fact that the liabilities are at different stages in terms of their ultimate resolution, and any assessment and determination are inherently speculative during the early stages, depending upon a number of variables beyond the control of any party. Furthermore, there are often timing considerations in that a portion of the expense incurred by Pneumo Abex, and any resulting obligation of the Company to indemnify Pneumo Abex, may not occur for a number of years.

During the second quarter of 2000, proceeds of a settlement of insurance policies issued to a prior subsidiary were placed in a trust (the “Trust”). The Trust documents specify that funds in the Trust would be used to pay future liabilities of the prior subsidiaries. Monies paid by the Trust thereby would reduce the indemnification obligations of the Company. At fiscal year end 2001, the Company had $131.2 million accrued (net of the responsive Trust amount) to cover potential indemnification obligations, including $20 million classified as current liabilities. As a result of the establishment of the Trust, the Company removed from its Consolidated Balance Sheet the portion of its liabilities to which the Trust was responsive, and the Trust held $34.3 million as of fiscal year end 2001.

In the latter part of 2001, the Company decided to investigate the use of insurance products to mitigate risks related to its indemnification obligations under the 1988 agreement, as amended. As a prerequisite to receiving bids for such insurance, the insurance carriers required that the Company employ an outside consultant to perform a comprehensive review of all former facilities related to the discontinued operations, regardless of whether any disputes have arisen with respect to a particular former site or facility. This comprehensive review was possible because of advances in the business of retrospective evaluation of the risk posed by particular types of sites and the increased experience (and therefore available data) at the Company’s former facilities. The consultant’s review was completed in the fourth quarter of 2001. It provided a contingent indemnification liability for all known sites operated or impacted by Pneumo Abex and resulted in the $111 million charge, or $71.2 million net of tax, recorded in the fourth quarter of 2001.

During the second quarter of 2002, as part of a comprehensive program concerning environmental liabilities related to the former Whitman Corporation subsidiaries, the Company purchased new insurance coverage related to the known sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries, along with other sites which Pneumo Abex or one of its subsidiaries may have owned or operated or impacted. In addition, the Trust purchased insurance coverage and funded coverage for remedial and other costs (“finite funding”) related to the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries. In conjunction with the purchase of the insurance policies, the Company recorded a charge to discontinued operations of $9.8 million, or $6 million after tax. This charge represented amounts expended by the Company and a reduction of funds in the Trust available to pay expenses related to sites for which the Company has indemnification obligations. These actions have been taken to fund costs associated with the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries and to protect against additional future costs in excess of a self-insured retention of the Company. The amount of self-insured retention (the amount the Company must pay before the insurance carrier is obligated to commence payments) is $114 million. The Company had accrued $90 million in 2001 for remediation costs, which is its best estimate of the contingent liabilities related only to such environmental matters. The estimated range of aggregate exposure related to the remediation costs of such environmental liabilities is approximately $81 million to $130 million. The finite funding of $26 million may be used to pay a portion of the $90 million, which the Company had accrued, along with previously incurred expenses of the Company. Essentially all of the assets of the Trust were expended by the Trust in connection with the purchase of the insurance coverage and the finite funding and related expenses.

Because payments by the Trust for finite funding reduce cash required to be paid by the Company for the environmental sites for which the Company has indemnification obligations, the Company recorded the finite funding in “Investments and other assets.” The Company had $138.1 million accrued to cover potential indemnification obligations, including $25.5 million classified as current liabilities as of fiscal year end 2002. This excludes possible insurance recoveries under policies that were in place prior to recently purchased insurance policies and is determined on an undiscounted cash flow basis. The estimated indemnification liabilities of $138.1 million as of the end of fiscal year 2002 include expenses for the remediation of identified sites, payments to third parties for claims and expenses (including product liability and toxic tort claims), administrative expenses, and the expenses of on-going evaluations and litigation. The Company expects a significant portion of the accrued liabilities will be disbursed during the next 10 years.

In addition, the Company had recorded receivables of $20.6 million for future probable amounts to be received from insurance companies and other responsible parties, of which $5.3 million was included in “Other current assets” with the remaining $15.3 million recorded in “Other assets” in the Consolidated Balance Sheets as of fiscal year end 2002. As of fiscal year end 2001, such receivables were $25 million.

The Company also has certain indemnification obligations related to product liability and toxic tort claims which might emanate out of the 1988 agreement with Pneumo Abex. Other companies not owned by or associated with the Company are responsible to indemnify Pneumo Abex for all of the claims which have been filed against Pneumo Abex after 1998, except for a maximum of 9 percent of the such claims for which the Company has or may have indemnification obligations. As of fiscal year end 2002, the number of underlying lawsuits (including asbestos-related claims against Pneumo Abex) that are or may be indemnifiable by the Company has been reduced by more than 60 percent from its high point, with much of the reduction having occurred in 2000 and 2001. Of the remaining claims, many are asserted in less than five lawsuits brought on behalf of multiple plaintiffs against multiple defendants, which are based on generalized allegations. Company employees and agents manage or monitor such underlying claims, and the Company also monitors and participates in related insurance-recovery claims.

The Company continues to have environmental exposure related to the remedial action required at a facility in Portsmouth, Virginia for which the Company has an indemnity obligation. This is a superfund site which the United States Environmental Protection Agency required to be remediated. Through 2002, the Company had made indemnity payments of approximately $39.3 million (net of $3.1 million of recoveries from other responsible parties) for remediation of the Portsmouth site (consisting principally of soil treatment and removal) and has accrued and expects to incur an estimated $4 million to complete the remediation, administration and legal defense costs over the next several years. Such amounts are included in the $138.1 million accrued as of the end of fiscal year 2002 for potential indemnification obligations.

The Company also has financial exposure related to certain remedial actions required at a facility which manufactured hydraulic and related equipment in Willits, California. The plant site is contaminated by various chemicals and metals. In August 1997, a final consent decree was issued in the case of the People of the State of California and the City of Willits, California v. Remco Hydraulics, Inc. This final consent decree was amended in December 2000 and established a trust whose officers are obligated to investigate and clean up this site. The Company is currently funding the investigation and interim remediation costs on a year to year basis according to the final consent decree. Through 2002, the Company has made indemnity payments of approximately $22.9 million for investigation and remediation at the Willits site (consisting principally of soil removal, groundwater and surface/water treatment). The Company has accrued $40.8 million for future remediation and trust administration costs, with the majority of this amount being spent in the next several years. Such amounts are included in the $138.1 million accrued as of the end of fiscal year 2002 for potential indemnification obligations. In addition, two lawsuits have been filed in California, which name several defendants including prior subsidiaries of the Company. The lawsuits allege that the Company and its former subsidiaries are liable for personal injury and/or property damage resulting from environmental contamination at the facility. There are currently approximately 650 plaintiffs in the lawsuits seeking an unspecified amount of damages, punitive damages, injunctive relief and medical monitoring damages. The Company is actively defending the lawsuits. At this time, the Company does not believe these lawsuits are material to the business or financial condition of the Company, although at this stage of the proceeding the Company is unable to reasonably estimate the range of possible loss.

The Company also has liability related to several investigations regarding on-site and off-site disposal of wastes generated at a facility in Mahwah, New Jersey, for which the Company has certain indemnity obligations. Through 2002, the Company has not indemnified a significant amount for remediation but has accrued approximately $18 million for certain remediation, long-term monitoring and administration expenses, which are expected to be incurred over the next several years. Such amounts are included in the $138.1 million accrual as of the end of fiscal year 2002 for potential indemnification obligations.

Although the Company has certain indemnification obligations for environmental liabilities at a number of other sites, including several superfund sites, it is not anticipated that the additional expense involved at any specific site would have a material effect on the Company. In the case of some of the other sites, the volumetric contribution for which the Company has an obligation has in most cases been estimated and other large, financially viable parties are responsible for substantial portions of the remainder. In the opinion of management, based upon information currently available, the ultimate resolution of these claims and litigation, including potential environmental exposures, and considering amounts already accrued, should not have a material effect on the Company’s financial condition, although amounts recorded in a given period could be material to the results of operations or cash flows for that period.

Advertising commitments and exclusivity rights. In addition, the Company has entered into various long-term agreements with its customers in which the Company pays the customers for the exclusive right to sell the Company’s products in certain venues. The Company has also committed to pay certain customers for advertising and marketing programs in various long-term contracts. These agreements typically range from one to ten years. As of fiscal year end 2002, the Company has committed approximately $50.8 million related to such programs and advertising commitments.

18.	Segment Reporting

The Company operates in three geographic areas – U.S., Central Europe and the Caribbean. The Company does business in 18 states in the U.S., and outside the U.S., the Company does business in Poland, Hungary, the Czech Republic, Republic of Slovakia, Puerto Rico, Jamaica, Barbados, the Bahamas and Trinidad and Tobago.

Operating income (loss) is exclusive of net interest expense, other miscellaneous income and expense items, and income taxes. The Company recorded a special charge totaling $5.7 million in the fourth quarter of 2002 in Central Europe relating to changes in the Company’s marketing and distribution strategy in Poland, the Czech Republic, and Republic of Slovakia. In addition, the Company identified approximately $3.3 million of excess severance and related exit costs related to previous Central Europe special charges (see Note 6).

In 2001, the Company recorded special charges of $13.8 million (see Note 6), which reduced reported operating income for the U.S. and Central Europe operations by $6.3 million and $7.5 million, respectively. Also in 2001, the Company recorded a gain on pension curtailment (see Note 13) that increased reported U.S. operating income by $8.9 million. In 2000, the Company recorded special charges of $21.7 million (see Note 6), which reduced reported U.S. operating income. Foreign currency gains or losses in the periods presented were not significant. Export sales and sales between geographic areas were insignificant. Net sales to any single customer and net sales to U.S. or non-U.S. governments were individually less than ten percent of consolidated net sales.

Non-operating assets are principally cash and equivalents, investments, property and miscellaneous other assets, including $1.1 million and $29.1 million of real estate investments as of fiscal year end 2002 and 2001, respectively. Long-lived assets represent net property, investments and net intangible assets. Certain prior year amounts have been reclassified to conform to the current year presentation.

Selected financial information related to the Company’s geographic segments is shown below (in millions):

	Net Sales			Operating Income (Loss)

	2002	2001	2000	2002	2001	2000

U.S.	$2,760.5	$2,699.7	$2,225.6	$314.7	$297.0	$246.7
Central Europe	298.4	270.6	270.1	(10.6)	(27.1)	(24.7)
Caribbean	180.9	173.7	14.7	(3.4)	(1.5)	1.0

Total	$3,239.8	$3,144.0	$2,510.4	300.7	268.4	223.0

Interest expense, net				(76.4)	(90.8)	(84.0)
Other (expense) income, net				(4.1)	(3.7)	2.1

Income from continuing operations before income taxes				$220.2	$173.9	$141.1

	Capital Investments			Depreciation and Amortization

	2002	2001	2000	2002	2001	2000

U.S.	$172.6	$180.5	$137.7	$122.6	$160.8	$132.5
Central Europe	30.4	26.9	26.9	30.2	29.8	30.7
Caribbean	16.2	11.2	0.8	8.6	9.1	0.8

Total operating	$219.2	$218.6	$165.4	161.4	199.7	164.0

Non-operating				2.4	2.4	2.4

Total				$163.8	$202.1	$166.4

	Assets		Long-Lived Assets

	2002	2001	2002	2001

U.S.	$3,009.0	$2,931.9	$2,562.2	$2,518.8
Central Europe	270.4	236.5	195.5	179.6
Caribbean	148.0	139.5	109.7	94.5

Total operating	3,427.4	3,307.9	2,867.4	2,792.9
Non-operating	135.2	111.4	29.1	68.1

Total	$3,562.6	$3,419.3	$2,896.5	$2,861.0

19.	Related Party Transactions

Transactions with PepsiCo

PepsiCo and the Company share a business objective of increasing availability and consumption of Pepsi’s brands. Accordingly, PepsiCo provides the Company with various forms of marketing support to promote Pepsi’s brands. This support covers a variety of initiatives, including market place support, marketing programs, marketing equipment and related program support and shared media expense. Based on the objectives of the programs and initiatives, U.S. marketing support is recorded as an adjustment to net sales or as a reduction of SD&A expenses. Support in the Company’s Central Europe operations is primarily recorded as a reduction of cost of goods sold. PepsiCo marketing support programs in the U.S. reflected as an increase of net sales were $84.8 million, $71.5 million and $49.2 million, for the fiscal years ended 2002, 2001 and 2000, respectively. In addition, U.S. marketing support programs reflected as a reduction in SD&A expenses were $47.6 million, $45.5 million and $29.2 million for the fiscal years ended 2002, 2001 and 2000, respectively. There are no conditions or requirements that could result in the repayment of any support payments received by the Company.

The Company is a licensed producer and distributor of Pepsi carbonated soft drinks and other non-alcoholic beverages. The Company purchases concentrate from PepsiCo to be used in the production of these carbonated soft drinks and other non-alcoholic beverages, which totaled $622.7 million, $602.8 million and $473.4 million for the fiscal years ended 2002, 2001 and 2000, respectively, and are included in cost of goods sold.

The Company manufactures and distributes fountain products and provides fountain equipment service to PepsiCo customers in certain territories in accordance with various agreements. There are other products that the Company produces and/or distributes through various arrangements with PepsiCo or partners of PepsiCo. The Company also purchases finished beverage products from PepsiCo and certain of its affiliates including tea, concentrate and finished beverage products from a Pepsi/Lipton partnership, as well as finished beverage products from a Pepsi/Starbucks partnership. Such purchases are reflected in cost of goods sold and totaled $90.7 million, $75.2 million and $21.8 million for the fiscal years ended 2002, 2001 and 2000, respectively. In addition, the Company bottles water under the Aquafina trademark pursuant to an agreement with PepsiCo that provides for payment of a royalty fee, which totaled $22.8 million, $16.1 million and $9.8 million, for the fiscal years ended 2002, 2001 and 2000, respectively and was included in cost of goods sold. During fiscal year 2002, the Company also paid $3.3 million to PepsiCo for the SOBE distribution rights, of which approximately $0.2 million of amortization expense is included in SD&A expenses.

PepsiCo provides various services to the Company pursuant to a shared services agreement. During 2002, the Company paid approximately $2 million to PepsiCo related to the procurement of raw materials. During 2001 and 2000, the Company paid approximately $3 million and $5 million, respectively, related to the procurement of raw materials, processing of accounts payable and credit and collection, certain payroll tax services and information technology maintenance to PepsiCo. The payments related to procurement were included in cost of goods sold and payments related to other services were recorded in SD&A expenses.

The Consolidated Statements of Income include the following income and (expense) transactions with PepsiCo (in millions):

	2002	2001	2000

Net sales	$84.8	$71.5	$49.2
Cost of goods sold	(738.1)	(696.2)	(505.0)
Selling, delivery and administrative expenses	47.4	44.6	24.2

At the end of fiscal years 2002 and 2001, net amounts due from PepsiCo related to the above transactions amounted to $27.7 million and $7.6 million, respectively.

Transactions with Pohlad Companies

In February 2002, the Company entered into an Aircraft Joint Ownership Agreement with Pohlad Companies. Mr. Pohlad, our Chairman and Chief Executive Officer, is the President and owner of approximately 33 percent of the capital stock of Pohlad Companies. Pursuant to the Aircraft Joint Ownership Agreement the Company purchased a one-eighth interest in a Lear Jet aircraft owned by Pohlad Companies. The Company paid approximately $1.6 million related to the jet in fiscal year 2002, which included the Company’s capitalized portion of the purchase price ($1.5 million) and the related SD&A expenses associated with the jet ($0.1 million).

In addition, the Company paid the Pohlad Companies for various services, including rent, which totaled approximately $0.7 million and $0.3 million in 2002 and 2001, respectively.

20.	Subsequent Events (unaudited)

In February 2003, the investors of the $150 million of notes issued in March 2001 notified the Company that they will exercise their option to purchase and remarket the notes pursuant to the remarketing agreement unless the Company elects to redeem the notes. In March 2003, the Company notified the investors that it will redeem the notes pursuant to the agreement. As a result, the Company will record a loss on the early extinguishment of debt in the first quarter of 2003 of approximately $8 million, in income from continuing operations before income taxes, pursuant to SFAS No. 145 (see Note 1).

In addition, on March 6, 2003, the Company issued $150 million of notes with a coupon rate of 4.5 percent. The proceeds were used to pay down commercial paper.

21.	Selected Quarterly Financial Data
(unaudited and in millions, except for earnings per share)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Fiscal Year

2002:
Net sales	$730.4	$877.3	$874.3		$757.8	$3,239.8

Gross profit	$287.3	$353.0	$349.7		$282.4	$1,272.4

Income from continuing operations	$23.4	$54.8	$50.2		$7.3	$135.7
Loss from discontinued operations	–	(6.0)	–		–	(6.0)

Net income	$23.4	$48.8	$50.2		$7.3	$129.7

Weighted average common shares:
Basic	154.1	153.8	152.2		149.0	152.1
Incremental effect of stock options and awards	0.4	1.0	0.5		1.0	0.9

Diluted	154.5	154.8	152.7		150.0	153.0

Income (loss) per share - basic:
Continuing operations	$0.15	$0.36	$0.33		$0.05	$0.89
Discontinued operations	–	(0.04)	–		–	(0.04)

Net income	$0.15	$0.32	$0.33		$0.05	$0.85

Income (loss) per share - diluted:
Continuing operations	$0.15	$0.35	$0.33		$0.05	$0.89
Discontinued operations	–	(0.03)	–		–	(0.04)

Net income	$0.15	$0.32	$0.33		$0.05	$0.85

2001:
Net sales	$699.2	$850.1	$839.9		$754.8	$3,144.0

Gross profit	$270.9	$336.3	$332.3		$292.4	$1,231.9

Income from continuing operations	$12.8	$35.4	$32.7		$9.2	$90.1
Loss from discontinued operations	–	–	–		(71.2)	(71.2)

Net income (loss)	$12.8	$35.4	$32.7	$	(62.0)	$18.9

Weighted average common shares:
Basic	155.8	156.3	156.3		155.2	155.9
Incremental effect of stock options and awards	1.0	0.7	0.6		0.4	0.7

Diluted	156.8	157.0	156.9		155.6	156.6

Income (loss) per share - basic:
Continuing operations	$0.08	$0.23	$0.21		$0.06	$0.58
Discontinued operations	–	–	–		(0.46)	(0.46)

Net income (loss)	$0.08	$0.23	$0.21	$	(0.40)	$0.12

Income (loss) per share - diluted:
Continuing operations	$0.08	$0.23	$0.21		$0.06	$0.58
Discontinued operations	–	–	–		(0.46)	(0.46)

Net income (loss)	$0.08	$0.23	$0.21	$	(0.40)	$0.12

PEPSIAMERICAS, INC. AND SUBSIDIARIES

EXHIBITS FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K FISCAL YEAR ENDED DECEMBER 28, 2002

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Restated Certificate of Incorporation (incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-64292) filed on June 29, 2001).
3.2	By-Laws, as amended and restated on February 16, 2001 (incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-64292) filed on June 29, 2001).

4.1	First Supplemental Indenture dated as of May 20, 1999, to the Indenture dated as of January 15, 1993, between Whitman Corporation and The First National Bank of Chicago, as Trustee, (incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-15019) filed on August 17, 1999).
4.2	Rights Agreement, dated as of May 20, 1999, between Whitman Corporation and First Chicago Trust Company of New York (incorporated by reference to the Company's Registration Statement on Form 8-A (File No. 001-15019) filed on May 25, 1999).
4.3	Amendment, as of August 18, 2000, to the Rights Agreement, dated as of May 20, 1999, between Whitman Corporation and First Chicago Trust Company of New York as Rights Agent (incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-64292) filed on September 22, 2000).
4.4	Appointment of Successor Rights Agent, dated as of September 9, 2002.

10.1	Revised Stock Incentive Plan, as Adopted May 20, 1999 (incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-15019) filed on August 17, 1999).
10.2	Form of Change in Control Agreement dated May 21, 1999 (incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-15019) filed on August 17, 1999).
10.3	Deferred Compensation Plan for Directors, as Adopted May 20, 1999 (incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-15019) filed on August 17, 1999).
10.4	1982 Stock Option, Restricted Stock Award and Performance Award Plan (as amended through June 16, 1989) (incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-15019) filed on August 17, 1999).
10.5	Amendment No. 2, as of September 1, 1992, to 1982 Stock Option, Restricted Stock Award and Performance Award Plan made as of September 1, 1992 (incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-15019) filed on August 17, 1999).
10.6	Stock Incentive Plan, as amended through February 19, 1993 (incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-15019) filed on August 17, 1999).
10.7	Executive Retirement Plan, as Amended and Restated Effective January 1, 1998 (incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-15019) filed on August 17, 1999).
10.8	Letter Agreement dated November 30, 2000 between the Company and Dr. Archie R. Dykes (incorporated by reference to the Company's Annual Report on Form 10-K (File No. 001-15019) filed on March 27, 2001).
10.9	2000 Stock Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 (File No. 333-36994) filed on May 12, 2000.
10.10	PepsiAmericas, Inc. 1999 Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-46368) filed on December 21, 2000).

i

10.11	Pepsi-Cola Puerto Rico Bottling Company Qualified Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-46368) filed on December 21, 2000).
10.12	Pepsi-Cola Puerto Rico Bottling Company Non-Qualified Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-46368) filed on December 21, 2000).
10.13	Letter Agreements dated November 30, 2000 between the Company and Larry D. Young (incorporated by reference to the Company's Annual Report on Form 10-K (File No. 001-15019) filed on March 27, 2001).
10.14	Amended and Restated Shareholder Agreement, dated as of November 30, 2000, between Whitman Corporation and PepsiCo, Inc. (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed on December 1, 2000).
10.15	Shareholder Agreement, dated November 30, 2000, among Whitman Corporation, Pohlad Companies, Dakota Holdings, LLC and Robert Pohlad (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed on December 1, 2000).
10.16	Form of Master Bottling Agreement between PepsiCo, Inc. and PepsiAmericas, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K (File No. 001-15019) filed on March 25, 2002).
10.17	Form of Master Fountain Syrup Agreement between PepsiCo, Inc. and PepsiAmericas, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K (File No. 001-15019) filed on March 25, 2002).
10.18	Amendment, dated December 12, 2001, to Letter Agreement dated November 30, 2000 between the Company and Dr. Archie R. Dykes (incorporated by reference to the Company's Annual Report on Form 10-K (File No. 001-15019) filed on March 25, 2002).

12	Statement of Calculation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Company.

23	Consent of KPMG LLP.

24	Powers of Attorney.

ii