Form 10-Q
period 2003-03-29
PEPSIAMERICAS INC/IL/
filed 2003-05-12
CIK 1084230

 Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

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

YES	/x/	NO	/ /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES	/x/	NO	/ /

As of April 26, 2003, the Registrant had 143,959,628 outstanding shares of common stock, par value $0.01 per share, the Registrant's only class of common stock.

Contents

PEPSIAMERICAS, INC. FORM 10-Q FIRST QUARTER 2003

Contents

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited and in millions, except per share data)

	2003	2002

Net sales	$682.1	$730.4
Cost of goods sold	396.6	443.1

Gross profit	285.5	287.3
Selling, delivery and administrative expenses	252.4	228.3
Amortization expense	0.1	0.1
Special charges	6.3	–

Operating income	26.7	58.9
Interest expense, net	(19.2)	(18.2)
Other expense, net	(2.3)	(2.4)

Income before income taxes	5.2	38.3
Income taxes	0.3	14.9

Net income	$4.9	$23.4

Weighted average common shares:
Basic	143.8	154.1
Incremental effect of stock options and awards	0.3	0.4

Diluted	144.1	154.5

Net income per share - basic	$0.03	$0.15

Net income per share - diluted	$0.03	$0.15

Cash dividends per share	$0.04	$0.04

See accompanying notes to condensed consolidated financial statements.

Contents

CONDENSED CONSOLIDATED BALANCE SHEETS (in millions, except per share data)

	End of First Quarter 2003	End of Fiscal Year 2002

	(unaudited)
ASSETS:
Current assets:
Cash and equivalents	$92.2	$113.8
Receivables	169.1	202.6
Inventories	179.0	170.2
Other current assets	86.7	63.3

Total current assets	527.0	549.9
Property (at cost)	1,994.8	1,977.8
Accumulated depreciation	(878.0)	(847.0)

Net property	1,116.8	1,130.8

Intangible assets, net	1,757.7	1,757.7
Other assets	123.5	124.2

Total assets	$3,525.0	$3,562.6

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Short-term debt, including current maturities of long-term debt	$201.6	$303.1
Payables	205.7	197.9
Other current liabilities	166.0	197.0

Total current liabilities	573.3	698.0

Long-term debt	1,222.6	1,080.7
Deferred income taxes	85.5	82.2
Other liabilities	249.2	253.1
Shareholder' equity:
Preferred stock ($0.01 par value, 12.5 million shares authorized; no shares issued)	–	–
Common stock ($0.01 par value, 350 million shares authorized; 167.6 million shares issued - 2003 and 2002)	1,536.7	1,538.7
Retained income	287.2	288.0
Unearned stock-based compensation	(12.5)	(8.6)
Accumulated other comprehensive loss:
Cumulative translation adjustment	(14.2)	(9.2)
Net unrealized investment and hedging losses	(4.1)	(9.8)
Minimum pension liability	(27.9)	(27.9)

Accumulated other comprehensive loss	(46.2)	(46.9)
Treasury stock (23.7 million shares - 2003 and 20 million shares - 2002	(370.8)	(322.6)

Total shareholders' equity	1,394.4	1,448.6

Total liabilities and shareholders' equity	$3,525.0	$3,562.6

See accompanying notes to condensed consolidated financial statements.

Contents

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in millions)

	First Quarter

	2003	2002

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$4.9	$23.4
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	44.1	40.7
Deferred income taxes	2.0	5.8
Special charges	6.3	–
Cash outlays related to special charges	(0.9)	(1.8)
Other	3.8	2.9
Changes in assets and liabilities, exclusive of acquisitions and divestitures:
Decrease (increase) in receivables	33.5	(36.0)
(Increase) decrease in inventories	(8.8)	1.3
Increase (decrease) in payables	5.9	(0.8)
Net change in other assets and liabilities	(63.8)	(34.6)

Net cash provided by operating activities	27.0	0.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(36.0)	(50.5)
Acquisitions and divestitures, net of cash required	–	(2.7)
Proceeds from sales of property	0.5	0.7

Net cash used in investing activities	(35.5)	(52.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings of short-term debt	183.3	55.6
Proceeds from issuance of long-term debt	146.3	–
Repayment of long-term debt	(289.5)	–
Treasury stock purchases	(56.0)	–
Issuance of common stock	0.3	1.1

Net cash used in financing activities	(15.6)	56.7

Net cash provided by (used in) discontinued operations	2.4	(3.6)
Effects of exchange rate changes on cash and equivalents	0.1	–

Change in cash and equivalents	(21.6)	1.5
Cash and equivalents at beginning of year	113.8	64.4

Cash and equivalents at end of quarter	$92.2	$65.9

See accompanying notes to condensed consolidated financial statements.

Contents

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Significant Accounting Policies

Quarterly reporting - The Condensed Consolidated Financial Statements included herein have been prepared by PepsiAmericas, Inc. (the “Company”) without audit. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year 2002. In the opinion of management, the information furnished herein reflects all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of results for the interim periods presented.

The Company’s fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31; fiscal 2002 ended on December 28, 2002. The Company’s first quarters of 2003 and 2002 were based on the thirteen weeks ended March 29, 2003 and March 30, 2002, respectively. The Company’s business is highly seasonal; accordingly, the operating results of any individual quarter may not be indicative of a full year’s operating results.

Net income per share - Basic net income per share is based upon the weighted-average number of common shares outstanding. Diluted net income per share assume the exercise of all options, which are dilutive, whether exercisable or not. The dilutive effects of stock options are measured under the treasury stock method.

Options to purchase 11.4 million shares and 9.1 million shares at a weighted-average price of $16.78 and $17.89 per share that were outstanding at the end of the first quarter of 2003 and 2002, respectively, were not included in the computation of diluted net income per share because the exercise price was greater than the average market price of the common shares during the quarter.

Impact of Emerging Issues Task Force Issue No. 02-16 - In the first quarter of 2003, the Company prospectively adopted Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor.” EITF 02-16 concludes that certain consideration received by a customer from a vendor is presumed to be a reduction of the price of the vendor’s products, and therefore, should be recorded as a reduction of cost of goods sold when recognized in the customer’s income statement, unless certain criteria are met. This presumption is overcome, if the consideration paid to the customer is directly attributable (offsetting) to incremental and separately identifiable expenses incurred elsewhere in the income statement. Prior to the adoption of EITF 02-16, bottler incentives (marketing support programs) from brand owners were recognized as an increase to net sales or as a reduction in selling, delivery and administrative expenses (“SD&A”) based on the objectives of the programs and initiatives. In accordance with EITF 02-16, the Company recorded certain bottler incentives as a reduction of cost of goods sold in the first quarter of 2003 to properly account for new agreements. Bottler incentives that are directly attributable to incremental expenses incurred are reported as either an increase to net sales or a reduction to SD&A expenses, commensurate with the recognition of the related expense. All other bottler incentives are recognized as a reduction of cost of goods sold when the related products are sold and shipped based on the agreements with vendors.

Contents

The prospective adoption of EITF 02-16 had no material impact on our Condensed Consolidated Financial Statements in the first quarter of 2003. Assuming that EITF 02-16 had been in place, the following adjustments would have been made to our first quarter 2002 reported results:

First Quarter of 2002

Net sales
As reported	$730.4
EITF 02-16 adjustment	(21.8)

Adjusted comparisons	$708.6

Cost of goods sold
As reported	$443.1
EITF 02-16 adjustment	(31.2)

Adjusted comparisons	$411.9

SD&A
As reported	$228.3
EITF 02-16 adjustment	9.4

Adjusted comparisons	$237.7

Reclassifications – Certain amounts in the prior period Condensed Consolidated Financial Statements have been reclassified to conform to the current year presentation.

Recently issued accounting pronouncements – The Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” in 2002. Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates SFAS No. 4 and thus, the criteria in APB Opinion No. 30 should be applied to determine the classification of gains and losses related to the extinguishment of debt. The Statement is effective beginning in the first quarter of 2003. As a result, the loss on the early extinguishment of debt recorded in the first quarter of 2003 was recognized in “Interest expense, net” in the Condensed Consolidated Income Statement, as the criteria in APB Opinion No. 30 were not met for extraordinary classification. See “Debt” note for further discussion.

The FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which nullifies EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured at fair value when the liability is incurred, as opposed to the date management committed to an exit plan. The special charges in the fourth quarter of 2002, related to the marketing and distribution strategy changes in Central Europe, were recorded in compliance with EITF 94-3, as the provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The special charges in the first quarter of 2003 in the U.S. were recorded in compliance with SFAS No. 146.

Contents

Stock-based compensation. The Company uses the intrinsic value method of accounting for its stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock-based employee compensation cost for options is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. The table (in millions, except per share data) is presented pursuant to amended disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosure.”

	2003	2002

Net income, as reported	$4.9	$23.4
Deduct: total stock-based employee compensation expense determined under fair value based method for all options, net of tax	(1.3)	(1.9)

Pro forma net income	$3.6	$21.5

Net income per share:
Basic: As reported	$0.03	$0.15

Pro forma	$0.03	$0.14

Diluted: As reported	$0.03	$0.15

Pro forma	$0.03	$0.14

The Black-Scholes model and the assumptions presented in the following table were used to estimate the fair values of the options granted. The weighted-average estimated fair values at the dates of grant of options in the first quarter of 2003 and the first quarter of 2002 were $3.28 and $3.88, respectively.

	2003	2002

Risk-free interest rate	2.8%	4.4%
Expected dividend yield	0.3%	0.3%
Expected volatility	26.0%	26.0%
Estimated lives of options (in years)	5.0	5.0

2.	Special Charges

In the first quarter of 2003, the Company recorded special charges of $6.3 million ($3.9 million after tax). In the U.S., the Company recorded special charges of $5.8 million ($3.6 million after tax), which consisted mainly of severance related costs associated with the Company’s announced reduction of its U.S. workforce. The Central Europe special charge of $0.5 million ($0.3 million after tax), consisting mainly of asset write-downs, related to the modification of the distribution method in Poland, the Czech Republic and Republic of Slovakia.

In the fourth quarter of 2002, the Company recorded special charges totaling $5.7 million ($3.5 million after tax), primarily for severance costs and other costs related to changing the Company’s marketing and distribution strategy in Poland, the Czech Republic and Republic of Slovakia.

Contents

The following table summarizes activity associated with the special charges (in millions):

	2003 Charge	2002 Charge	2001 Charge	Total

Accrued liabilities as of fiscal year end 2002 (employee-related, lease cancellation and other costs)	$–	$4.3	$0.3	$4.6
U.S. special charges	5.8	–	–	5.8
Central Europe special charges	0.5	–	–	0.5
Asset write-downs	(0.5)	–	–	(0.5)
Acceleration of stock awards vesting	(0.3)	–	–	(0.3)
Expenditures for employee-related and other costs	(0.4)	(0.5)	–	(0.9)

Accrued liabilities at the end of the first quarter of 2003	$5.1	$3.8	$0.3	$9.2

The 2003 and 2002 special charges affected approximately 721 employees, of which approximately 410 remain as of the end of the first quarter of 2003. The accrued liabilities remaining as of the end of the first quarter of 2003 are comprised of deferred severance payments and certain employee benefits, lease cancellation costs and other costs. The Company expects to pay a significant portion of the $9.2 million using cash from operations during the next twelve months; accordingly, such amounts are classified as other current liabilities.

3.	Interest Expense, Net

Interest expense, net, is comprised of the following (in millions):

	First Quarter

	2003		2002

Interest expense	$	(26.1)	$	(18.3)
Interest income		6.9		0.1

Interest expense, net	$	(19.2)	$	(18.2)

In the first quarter of 2003, interest expense included the $8.8 million related to the loss on the early extinguishment of debt. See the “Debt” note for further discussion.

Interest income in the first quarter of 2003 included $6.8 million related to the Employee Stock Ownership Plan (“ESOP”) tax case settlement. See the “Income Taxes” note for further discussion.

4.	Income Taxes

In the first quarter of 2003, the Company favorably settled a tax refund case for $12.8 million with the U.S. Government that arose from the 1990 termination of the Company’s ESOP and, as a result, recorded a receivable of $12.8 million in "Other current assets." The tax settlement consisted of approximately $6.8 million of interest income ($4.2 million after taxes) and a tax benefit of $6 million recorded in "Income taxes." The Company also recorded additional tax accruals of $4.3 million for liabilities arising in the first quarter of 2003. Excluding the additional accruals, as well as the ESOP settlement tax benefit, the effective income tax rate for the first quarter of 2003 was 38.5 percent, compared to the prior year first quarter effective tax rate of 39 percent.

Contents

5.	Comprehensive Income

The Company’s comprehensive income was as follows (in millions):

	First Quarter

	2003	2002

Net income	$4.9	$23.4
Foreign currency translation adjustment	(5.0)	(3.0)
Net unrealized investment and hedging gains	5.7	0.3

Comprehensive income	$5.6	$20.7

Net unrealized investment and hedging gains are presented net of tax expense of $2.9 million in the first quarter of 2003 and net of tax expense of $0.4 million in the first quarter of 2002.

6.	Inventory

As of the end of the first quarter of 2003, inventory was approximately 46 percent comprised of raw materials and supplies and 54 percent comprised of finished goods. This mix is consistent with the mix of inventory at the end of fiscal year 2002.

7.	Intangible Assets and Goodwill

The changes in the carrying value of goodwill by geographic segment for the first quarter of 2003 were as follows (in millions):

	U.S.	Central Europe	Caribbean	Total

Balance at end of year 2002	$1,706.6	$28.2	$17.1	$1,751.9
Cumulative translation adjustment	–	0.2	(0.1)	0.1

Balance at end of first quarter of 2003	$1,706.6	$28.4	$17.0	$1,752.0

	End of First Quarter 2003

	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets
Non-compete agreements	$1.0	$	(0.5)
Franchise and distribution agreements	3.7		(0.6)

Total	$4.7	$	(1.1)

Unamortized intangible asset
Pension intangible asset	$2.1

Total	$6.8

Contents

8.	Debt

On March 6, 2003, the Company issued $150 million of notes with a coupon rate of 4.5 percent and a maturity date of March 2013. These notes are included in long-term debt in the Condensed Consolidated Balance Sheet. The proceeds were used to redeem the $150 million face value 5.79 percent notes issued in March 2001. In anticipation of the issuance of the notes in the first quarter of 2003, the Company entered into a treasury rate lock agreement. See the “Financial Instruments” note for further discussion of this transactions.

During the first quarter of 2003, the investors of $150 million of notes notified the Company that they would exercise their option to purchase and resell the notes pursuant to the remarketing agreement, unless the Company elected to redeem the notes. In March 2003, the Company elected to redeem the notes, and repurchased the 5.79 percent notes with a principal amount of $150 million. The Company paid total premiums in connection with the repurchase of $17.7 million. The net remaining unamortized premium, including the value of the option, and issue costs related to the repurchased notes was $5.7 million. In addition, the Company settled a treasury rate lock agreement related to the repurchased notes and received $3.2 million. See the “Financial Instruments” note for further discussion of this transaction. As a result, the Company recorded a loss on the early extinguishment of debt of $8.8 million, in “Interest expense, net” in the first quarter of 2003.

9.	Financial Instruments

The Company uses financial instruments to hedge against volatility in future cash flows on anticipated aluminum can purchases, the prices of which are indexed to aluminum market prices. Realized gains and losses on aluminum hedge contracts are deferred until the related finished products are sold. See “Quantitative and Qualitative Disclosures About Market Risk.”

The Company has hedged a portion of its anticipated aluminum can purchases through November 2004. As of the end of the first quarter of 2003, the Company had deferred $4 million ($2.5 million net of tax) of aluminum hedging losses in “Accumulated other comprehensive loss,” a majority of which will be reclassified into cost of goods sold during the next 18 months.

During the third quarter of 2001, the Company entered into swap contracts with an aggregate notional amount of $200 million to convert a portion of its fixed rate debt to floating rate debt, with the objective of reducing overall borrowing costs. These swaps are accounted for as fair value hedges, since they hedge against the fair value of fixed rate debt resulting from fluctuations in interest rates. The fair value of the interest rate swaps as of the first quarter of 2003 was $19.9 million (net of $2.9 million interest receivable), which is reflected in “Other long-term assets” on the Condensed Consolidated Balance Sheet, with a corresponding increase in “Long-term debt” representing the change in fair value of the fixed rate debt. The fair value adjustment had no earnings impact since the swaps are considered highly effective in eliminating the interest rate risk of the fixed rate debt they are hedging.

In anticipation of the long-term debt issuances in the third quarter of 2002 and in the first quarter of 2003, the Company entered into a series of treasury rate locks with an aggregate notional amount of $250 million and $150 million, respectively. These treasury rate locks are accounted for as cash flow hedges, as the treasury rate locks hedged against the variability of interest payments on the forecasted issuance of fixed-rate debt attributable to changes in the interest rates. The treasury rate locks were settled for $2.5 million and $1.2 million, concurrent with the debt issuance in the third quarter of 2002 and in the first quarter of 2003, respectively. At the end of the first quarter of 2003, the Company had deferred approximately $2.2 million of losses (net of $1.2 million in deferred income taxes) in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheet, as the treasury rate locks were considered highly effective in eliminating the interest rate risk on the forecasted debt issuances. Amounts included in other comprehensive loss are reclassified into earnings commensurate with the recognition of the interest expense on the newly issued debt.

Contents

In addition, in anticipation of the early extinguishment of $150 million of notes in the first quarter of 2003, the Company entered into a reverse treasury rate lock agreement. The reverse treasury rate lock was accounted for as a cash flow hedge, as the reverse treasury rate lock hedged against the variability of interest rates related to the forecasted extinguishment of debt. The reverse treasury rate lock was settled and a payment was received in the first quarter of 2003 for $3.2 million, and recognized in “Interest expense, net” in the income statement as a reduction in the loss on the early extinguishment of debt.

10.	Stock Options and Awards

In February 2003, the Company granted 453,100 restricted shares at a weighted-average fair value (at the date of grant) of $12.01 to key members of management under the Company’s Stock Incentive Plan (the “Plan”). The Company recognized compensation expense of $1.3 million and $0.4 million in the first quarter of 2003 and in the first quarter of 2002, respectively, related to this grant and previous grants in 2002 and 2001. At the end of first quarter 2003, there were 1,210,681 nonvested restricted shares outstanding under the Plan.

11.	Supplemental Cash Flow Information

Net cash provided by operating activities reflected cash payments and receipts for interest and income taxes as follows (in millions):

	First Quarter

	2003	2002

Interest paid, including debt extinguishment	$46.8	$27.1
Interest received	0.1	0.1
Income taxes paid, net of refunds	4.3	7.3

12.	Environmental and Other Commitments and Contingencies

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

Contents

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

In the latter part of 2001, the Company decided to investigate the use of insurance products to mitigate risks related to its indemnification obligations under the 1988 agreement, as amended. As a prerequisite to receiving bids for such insurance, the insurance carriers required that the Company employ an outside consultant to perform a comprehensive review of all former facilities related to the discontinued operations, regardless of whether any disputes had arisen with respect to a particular former site or facility. This comprehensive review was possible because of advances in the business of retrospective evaluation of the risk posed by particular types of sites and the increased experience (and therefore available data) at the Company’s former facilities. The consultant’s review was completed in the fourth quarter of 2001. It provided a contingent indemnification liability for all known sites operated or impacted by Pneumo Abex and resulted in the $111 million charge, or $71.2 million net of tax, recorded in the fourth quarter of 2001.

During the second quarter of 2002, as part of a comprehensive program concerning environmental liabilities related to the former Whitman Corporation subsidiaries, the Company purchased new insurance coverage related to the known sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries, along with other sites which Pneumo Abex or one of its subsidiaries may have owned or operated or impacted. In addition, the Trust purchased insurance coverage and funded coverage for remedial and other costs ("finite funding") related to the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries. In conjunction with the purchase of the insurance policies, the Company recorded a charge to discontinued operations of $9.8 million, or $6 million after tax. This charge represented amounts expended by the Company and a reduction of funds in the Trust available to pay expenses related to sites for which the Company has indemnification obligations. These actions were taken to fund costs associated with the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries and to protect against additional future costs in excess of a self-insured retention of the Company. The amount of self-insured retention (the amount the Company must pay before the insurance carrier is obligated to commence payments) is $114 million. The Company had accrued $90 million in 2001 for remediation costs, which was its best estimate of the contingent liabilities related only to such environmental matters. The finite funding of $26 million may be used to pay a portion of the $90 million, which the Company had accrued, along with previously incurred expenses of the Company. Essentially all of the assets of the Trust were expended by the Trust in connection with the purchase of the insurance coverage and the finite funding and related expenses.

Because payments by the Trust for finite funding reduce cash required to be paid by the Company for the environmental sites for which the Company has indemnification obligations, the Company recorded the finite funding in “Investments and other assets.” The finite funding amounts recorded were $25.3 million and $26 million at the end of the first quarter 2003 and fiscal year 2002, respectively, with both amounts including $16.6 million recorded in current assets. At the end of the first quarter 2003, the Company had $136.4 million accrued to cover potential indemnification obligations, compared to $138.1 million recorded at the end of fiscal year 2002. Of the total amount accrued, $25.5 million was classified as current liabilities at the end of first quarter 2003 and at the end of fiscal year 2002. These amounts exclude possible insurance recoveries under policies that were in place prior to recently purchased insurance policies and are determined on an undiscounted cash flow basis. These estimated indemnification liabilities include expenses for the remediation of identified sites, payments to third parties for claims and expenses (including product liability and toxic tort claims), administrative expenses, and the expenses of on-going evaluations and litigation. The Company expects a significant portion of the accrued liabilities will be disbursed during the next 10 years.

Contents

In addition, the Company had $15.1 million of receivables recorded in “Other assets” for future probable amounts to be received from insurance companies and other responsible parties as of the end of first quarter 2003. At the end of fiscal year 2002, the Company had recorded receivables of $20.6 million for future probable amounts to be received from insurance companies and other responsible parties, of which $5.3 million was included in “Other current assets” with the remaining $15.3 million recorded in “Other assets” in the Consolidated Balance Sheet as of fiscal year end 2002.

The Company also has certain indemnification obligations related to product liability and toxic tort claims, which might emanate out of the 1988 agreement with Pneumo Abex. The sites and product liability and toxic tort claims included in the aggregate accrued liabilities the Company has recorded are described more fully in the Company’s Annual Report on Form 10-K for the fiscal year 2002. No significant changes in the status of those sites or claims occurred and no significant new sites or claims were discovered or made during the first quarter of 2003.Although the Company has certain indemnification obligations for environmental liabilities at a number of other sites, including several superfund sites, it is not anticipated that the additional expense involved at any specific site would have a material effect on the Company. In the case of some of the other sites, the volumetric contribution for which the Company has an obligation has in most cases been estimated and other large, financially viable parties are responsible for substantial portions of the remainder. In the opinion of management, based upon information currently available, the ultimate resolution of these claims and litigation, including potential environmental exposures, and considering amounts already accrued, should not have a material effect on the Company’s financial condition, although amounts recorded in a given period could be material to the results of operations or cash flows for that period.

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

13.	Segment Reporting

The Company operates in three geographic areas – the United States (“U.S.”), Central Europe and the Caribbean. The Company does business in 18 states in the, and, outside the U.S., the Company does business in Poland, Hungary, the Czech Republic, Republic of Slovakia, Puerto Rico, Jamaica, Barbados, the Bahamas and Trinidad and Tobago.

The following presents net sales and operating income of the Company’s geographic segments for the first quarter of 2003 and 2002 (in millions):

	Net sales		Operating income

	2003	2002	2003	2002

U.S.	$590.1	$634.5	$40.1	$70.0
Central Europe	52.9	57.6	(11.1)	(8.7)
Caribbean	39.1	38.3	(2.3)	(2.4)

Total	$682.1	$730.4	$26.7	$58.9

There were no material changes in total assets by geographic segment since the end of fiscal year 2002.

14.	Related Party Transactions

The Company is the number-two anchor bottler in the Pepsi system. The Company manufactures, packages, sells and distributes carbonated and non-carbonated Pepsi-Cola beverages and a variety of other beverages in the United States, Central Europe and Caribbean. The Company operates under exclusive franchise agreements with soft drink concentrate producers, including “master” bottling and fountain syrup agreements with PepsiCo, Inc. (PepsiCo) for the manufacture, packaging, sale and distribution of PepsiCo branded products. PepsiCo holds a 39.9 percent equity interest in the Company. See additional discussion of the Company’s related party transactions in the Company’s Annual Report on Form 10-K for the fiscal year 2002. There are similar agreements with Cadbury Schweppes and other brand owners. The franchise agreements exist in perpetuity and contain operating and marketing commitments and conditions for termination.

Contents

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CRITICAL ACCOUNTING POLICIES

The preparation of the Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to use estimates. These estimates are made using management’s best judgment and the information available at the time these estimates are made, including the advice of outside experts. For a better understanding of our significant accounting policies used in preparation of the Condensed Consolidated Financial Statements, please refer to our Annual Report on Form 10-K for the fiscal year 2002. We focus your attention on the following critical accounting policies:

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

Environmental Liabilities. We continue to be subject to certain indemnification obligations under agreements related to previously sold subsidiaries, including potential environmental liabilities (see “Environmental and Other Commitments and Contingencies” note to the Condensed Consolidated Financial Statements). We have recorded our best estimate of our probable liability under those indemnification obligations, with the assistance of outside consultants and other professionals. Such estimates and the recorded liabilities are subject to various factors, including possible insurance recoveries, the allocation of liabilities among other potentially responsible parties, the advancement of technology for means of remediation, possible changes in the scope of work at the contaminated sites, as well as possible changes in related laws, regulations, and agency requirements.

Income Taxes. Our effective income tax rate and the tax bases of our assets and liabilities reflect management’s best estimate of the outcome of future tax audits. We have established valuation allowances using management’s best judgment where expected results do not support the realization of deferred tax assets.

Bottler Incentives. Certain bottler incentives are earned only if a specified level of annual sales volume growth, or growth index, is achieved. We record such bottler incentives during the interim periods based on our growth index achieved on a year-to-date basis compared to our targets or specified levels of growth indices. The amounts are recorded as a reduction of cost of goods sold based on the actual sales volume during the interim period. If actual sales volume differs from management estimates, gross margin and operating income could be adversely affected.

Customer discounts and allowances. Certain customer discounts and allowances are earned and payable to customers if a specified level of annual sales volume is met. We record such customer discounts and allowances based on the estimated and probable sales volume for the annual period. The amounts are recorded as a reduction of net sales based on the actual customers’ sales volume during the interim period. If actual annual sales volume differs from management estimates, gross margin and operating income could be adversely affected.
14

Contents

RESULTS OF OPERATIONS 2003 FIRST QUARTER COMPARED WITH 2002 FIRST QUARTER

In the discussions of our results of operations below, the number of cases sold is referred to as volume. Net pricing is net sales divided by the number of cases and gallons sold for our core businesses, which include bottles and cans (including vending bottles and cans) as well as food service. Changes in net pricing include the impact of sales price (or rate) changes, as well as the impact of brand, package and geographic mix. Net pricing and reported volume amounts exclude contract, commissary, private label, concentrate, and vending (other than bottles and cans) revenue and volume. Contract sales represent sales of manufactured product to other franchise bottlers and typically decline as excess manufacturing capacity is utilized. Cost of goods sold per unit is the cost of goods sold for our core businesses divided by the related number of cases and gallons sold.

Our business is highly seasonal; accordingly, the operating results of any individual quarter may not be indicative of a full year’s operating results.

In addition, the discussion that follows includes both reported results, as well as adjusted comparison results, which assume that EITF 02-16 had been in effect during the first quarter of 2002. See the “Significant Accounting Policies” note to the Condensed Consolidated Financial Statements for the adjustments and further discussion of the impact of EITF 02-16.

Volume

First quarter 2003 total volume decreased 8.8 percent, which included volume declines in the U.S. of 7.4 percent and 18 percent in Central Europe, offset by an increase in Caribbean volume of 3.5 percent. The decrease in volumes in the first quarter was mainly due to the quarterly shift in the timing of the Easter holiday, the lapping of strong volumes from product innovation last year, continued softness in the small format and single serve volumes, and consumers’ initial reaction to our effort to maintain pricing discipline in the U.S. markets.

The decline in the U.S. volume of 7.4 percent in the first quarter of 2003 reflected the later timing of the Easter holiday, which accounted for approximately 1.5 percent of the decline, the lapping of strong volume driven by product innovation in the first quarter of last year, as well as the initial effect on consumer demand of the pricing increases. We experienced softness across all channels, including continued volume declines in the small format channel. Trademark Pepsi and trademark Mountain Dew, which account for nearly 80 percent of total volume, decreased 11 and 9 percent, respectively. These declines were offset, in part, by a nearly 20 percent increase in Aquafina, and a 1.2 percent growth in flavored carbonated soft drinks, driven mainly by the continued successful launch of Sierra Mist.

Contents

Total volume in Central Europe decreased 18 percent across all brand categories in the first quarter of 2003, driven mainly by the timing of the Easter holiday (which contributed 4.5 points to the decline), poor weather conditions, and continued softness in the retail and consumer products industry. Central Europe continued the December 2002 introduction and rollout of Tropicana and Gatorade, and we anticipate that this volume will continue to increase during the year.

Volumes in the Caribbean increased 3.5 percent compared to the same period last year primarily reflecting improvements in Puerto Rico.

Net Sales

Net sales decreased $48.3 million, or 6.6 percent, to $682.1 million in the first quarter of 2003 compared to $730.4 million the first quarter of 2002. The adoption of EITF 02-16 in the first quarter of 2003 contributed $21.8 million to the reduction in net sales by requiring the reclassification of certain bottler incentives (marketing support programs) from net sales to cost of goods sold. On a comparable basis, assuming that EITF 02-16 had been in effect during 2002, net sales decreased $26.5 million, or 3.7 percent, in the first quarter of 2003, compared to the prior year, primarily reflecting decreased volume in both the U.S. and Central Europe markets offset, in part, by increased net pricing in the U.S., increased volumes in the Caribbean, and favorable foreign currency translations in Central Europe.

U.S. net sales for the first quarter of 2003, decreased $44.4 million to $590.1 million from $634.5 million in the prior year. On a comparable basis, assuming that EITF 02-16 had been in effect during 2002, net sales decreased $22.6 million. The decline in U.S. net sales was the result of lower volumes, which were negatively impacted by price increases that were taken during the first quarter of 2003, the later timing of the Easter holiday, and strong new product growth present in the first quarter of 2002, as discussed above. The impact of the volume decline in the first quarter of 2003 was offset, in part, by a 3.1 percent increase in net pricing. The improvement in net pricing was driven by price increases of 1.5 percent and package mix contribution of 1.6 percent.

The decline in Central Europe net sales of $4.7 million, or 8.2 percent to $52.9 million in the first quarter of 2003 from $57.6 million in the prior year resulted from an 18 percent decline in volume offset, in part, by the impact of favorable foreign exchange rates and a slight increase in net pricing. The favorable foreign exchange rates contributed approximately $7 million to Central Europe’s net sales in the first quarter of 2003, compared to the prior year. Net pricing increased approximately 0.2 percent, led by increases in Hungary and offset, in part, by declines in Poland.

Caribbean net sales increased 2.1 percent in the first quarter of 2003 to $39.1 million from $38.3 million in the prior year first quarter. The increase in net sales resulted from volume growth of 3.5 percent reflecting primarily the continued operational improvements in Puerto Rico, offset, in part, by a slight decline in the net pricing of fountain product.

Cost of Goods Sold

Cost of goods sold decreased $46.5 million, or 10.5 percent, to $396.6 million in the first quarter of 2003 from $443.1 million in the prior year. Assuming that EITF 02-16 had been in effect during 2002, cost of goods sold decreased $15.3 million, or 3.7 percent.

In the U.S., cost of goods sold decreased $42.8 million, to $335.6 million in the first quarter of 2003 from $378.4 million in the prior year. On a comparable basis, assuming that EITF 02-16 had been in effect during 2002, costs of goods sold decreased $12.5 million, or 3.6 percent. The decrease in cost of goods sold can be attributed primarily to the decline in U.S. volume of 7.4 percent, offset, in part, by a 3 percent increase in the cost of goods sold per unit. The increase in cost of goods sold per unit in the U.S. reflected higher concentrate costs as well as increases in other ingredient and packaging costs associated with changes in the mix of products sold. Concentrate costs in 2003 will continue to be higher, as PepsiCo concentrate prices increased by approximately 2 percent, effective for one year, beginning February 2003.

Contents

In Central Europe, cost of goods sold decreased $5 million, or 13.9 percent, to $30.9 million in the first quarter of 2003, compared to $35.9 million in the prior year. Assuming that EITF 02-16 had been in effect during 2002, Central Europe cost of goods sold declined $4 million in the first quarter of 2003, compared to the prior year. Cost of goods sold decreased mainly due to the decline in volume of 18 percent, offset, in part, by the unfavorable impact of foreign currency translations, which added approximately $3.4 million to costs as measured in U.S. dollars.

In the Caribbean, cost of goods sold increased $1.3 million, or 4.5 percent, to $30.1 million in the first quarter of 2003, compared to $28.8 million in the first quarter of 2002, driven mainly by the increase in volume of 3.5 percent.

Selling, Delivery and Administrative Expenses

In the first quarter of 2003, SD&A expenses increased $24.1 million, or 10.6 percent, to $252.4 million from $228.3 million in the comparable period of the previous year. SD&A expenses as a percentage of net sales increased to 37 percent in the first quarter of 2003 from 31.3 percent in the first quarter of 2002. On a comparable basis, assuming that EITF 02-16 had been in effect in 2002, SD&A increased $14.7 million, or 6.2 percent and, as a percentage of net sales, SD&A expenses increased to 37 percent in the first quarter of 2003, compared to 33.5 percent in the prior year first quarter. The increase in SD&A expenses was primarily attributed to the U.S.

In the U.S., SD&A expenses increased $22.4 million to $208.5 million in the first quarter of 2003, compared to $186.1 million in the prior year first quarter. On a comparable basis, assuming that EITF 02-16 had been in effect in 2002, SD&A expenses increased $14 million or 7.2 percent. As a percentage of net sales and on a comparable basis, SD&A expenses increased to approximately 35.3 percent, compared to 31.7 percent. The increase in SD&A expenses was attributed to increased fuel and insurance costs, compensation and benefit costs and depreciation expense.

In Central Europe, SD&A expenses increased $2.3 million, or 7.6 percent, to $32.6 million from $30.3 million. Excluding the $2.9 million unfavorable impact of foreign currency translation, SD&A expenses declined $0.6 million in the first quarter of 2003, compared to the prior year first quarter. SD&A expenses in the Caribbean decreased $0.6 million to $11.3 million in the first quarter of 2003, and improved as a percentage of net sales.

Special Charges

In the first quarter of 2003, we recorded special charges of $6.3 million, representing special charges of $5.8 million in the U.S. and $0.5 million in Central Europe. The U.S. special charge of $5.8 million ($3.6 million after taxes) consisted mainly of severance related costs associated with our announced reduction in our U.S. workforce in the first quarter of 2003. The Central Europe special charge of $0.5 million ($0.3 million after tax) consisted mainly of asset write-downs, related to the modification of the distribution method in Poland, the Czech Republic and Republic of Slovakia.

Operating Income

Operating income decreased $32.2 million, or 54.7 percent, to $26.7 million in the first quarter of 2003, compared to $58.9 million in the prior year, driven mainly by the decrease in operating income in the U.S. of $29.9 million. The U.S. operating income in the first quarter of 2003 included a special charge of $5.8 million related to the reduction in the U.S. workforce. The remaining decline in operating income in the U.S. was attributed to the reduction in gross margin due to volume declines, as well as an increase in SD&A expenses as a percentage of net sales.

Operating losses in Central Europe increased $2.4 million to $11.1 million in the first quarter of 2003, compared to $8.7 million in the prior year, due mainly to volume declines, the unfavorable impact of foreign currency translations of approximately $0.7 million, and the special charge of $0.5 million recorded in the first quarter of 2003. Operating losses in the Caribbean of $2.3 million in the first quarter of 2003 was comparable to the operating losses of $2.4 million in the prior year.

Contents

Interest and Other Expenses

Net interest expense increased $1 million in the first quarter of 2003 to $19.2 million, compared to $18.2 million in the prior year first quarter. This increase principally was due to a loss on the early extinguishment of debt of $8.8 million recorded in the first quarter of 2003, offset, in part, by a $6.8 million increase in interest income due to the favorable resolution of a tax refund case related to the ESOP. See the “Debt” and “Income taxes” notes to the Condensed Consolidated Financial Statements for further discussion.

We recorded other expense of $2.3 million in the first quarter of 2003 compared to other expense of $2.4 million reported in the first quarter of 2002.

Income Taxes

The effective income tax rate, which is income tax expense expressed as a percentage of income from continuing operations before income taxes, was 5.8 percent for the first quarter of 2003. Excluding the additional tax accruals recorded of $4.3 million, as well as the tax benefit recorded of $6 million related to the favorable ESOP tax settlement, the effective tax rate for the first quarter of 2003 was 38.5 percent, compared to 39 percent in the first quarter of 2002. See the “Income taxes” note to the Condensed Consolidated Financial Statements for further discussion of the significant items recorded in “Income taxes.”

Net Income

Net income decreased $18.5 million to $4.9 million in the first quarter of 2003, compared to $23.4 million in the first quarter of 2002. The decrease in net income primarily reflected the decline in the operating performance of the U.S. markets, as well as the special charges recorded in the first quarter of 2003 of $6.3 million. See the previously discussed additional factors impacting net income.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased by $26.1 million to $27.0 million in the first quarter of 2003, due primarily to the decrease in receivables in the first quarter of 2003, compared to the first quarter of 2002.

Investing activities in the first quarter of 2003 include capital investments of $36.0 million, compared to capital investments of $50.5 million in the first quarter of 2002. The decline in capital expenditures was primarily due to planned lower spending in machinery and equipment and vending. We expect to spend approximately $185 million in 2003 for our capital projects.

Our total debt increased $40.4 million to $1,424.2 million at the end of the first quarter of 2003, from $1,383.8 million at the end of fiscal year 2002. In the first quarter of 2003, we issued $150 million of notes due in March 2013 with a coupon rate of 4.5 percent. Net proceeds from these notes were $146.3 million, which included a discount and issuance costs totaling $2.6 million, and a treasury rate lock settlement payment of $1.1 million. The proceeds were used to redeem $150 million of notes issued in March 2001. In February 2003, the investors of the $150 million of notes issued in March 2001 notified us that they wanted to exercise their option to purchase and remarket the notes pursuant to the remarketing agreement, unless we elected to redeem the notes. In March 2003, we redeemed the notes pursuant to the agreement. We paid approximately $164.5 million for the fair value of the debt to be extinguished, net of the reverse treasury rate lock settlement of $3.2 million. In addition, we repaid $125 million of 7.25 percent notes that came due during the first quarter of 2003. During the first quarter of 2003, we repurchased approximately 4.3 million shares of our common stock for $56.0 million. We had no purchases of treasury stock in the prior year first quarter. The issuance of common stock from treasury shares for the exercise of stock options resulted in cash inflows of $0.3 million in the first quarter of 2003, compared to $1.1 million in the first quarter of 2002.

Contents

We have a revolving credit agreement with maximum borrowings of $500 million, which acts as a back-up for our $500 million commercial paper program; accordingly, we have a total of $500 million available under the commercial paper program and revolving credit facility combined. Total commercial paper borrowings were $181 million at the end of the first quarter of 2003, compared to borrowings of $292 million at the end of the first quarter of 2002. See the Annual Report on Form 10-K from fiscal year 2002 for a summary of our contractual obligations as of the end of fiscal year 2002. There were no significant changes in the first quarter of 2003. We believe that with our existing operating cash flows, available lines of credit, and the potential for additional debt and equity offerings, we will have sufficient resources to fund our future growth and expansion.

RELATED PARTY TRANSACTIONS

We purchase concentrate from PepsiCo to be used in the production of Pepsi carbonated soft drinks and other non-alcoholic beverages. PepsiCo also provides us with various forms of bottler incentives (marketing support programs) to promote Pepsi’s brands. These bottler incentives cover a variety of initiatives, including marketplace support, equipment-related programs, and shared media and advertising support, and are recorded pursuant to EITF 02-16. See the “Significant Accounting Policies” note to the Condensed Consolidated Financial Statements for further discussion of bottler incentives. There are no conditions or requirements, which could result in the repayment of any support payments received by us.

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

In addition, we have entered into various transactions with Pohlad Companies. Robert C. Pohlad, our Chairman and Chief Executive Officer, is the President and owner of approximately 33 percent of the capital stock of Pohlad Companies.

See the Annual Report on Form 10-K for fiscal year 2002 for further discussion of related party transactions.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements of expected future developments, as defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this Form 10-Q refer to the expectations regarding continuing operating improvement and other matters. These forward-looking statements reflect our expectations and are based on currently available data; however, actual results are subject to future risks and uncertainties, which could materially affect actual performance. Risks and uncertainties that could affect such future performance include, but are not limited to, the following: competition, including product and pricing pressures; changing trends in consumer tastes; changes in the Company’s relationship and/or support programs with PepsiCo and other brand owners; market acceptance of new product offerings; weather conditions; cost and availability of raw materials; availability of capital; labor and employee benefit costs; unfavorable interest rate and currency fluctuations; costs of legal proceedings; outcomes of environmental claims and litigation; and general economic, business and political conditions in the countries and territories where the Company operates.

These events and uncertainties are difficult or impossible to predict accurately and many are beyond our control. We assume no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Contents

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to various market risks, including risks from changes in commodity prices, interest rates and currency exchange rates.

Commodity Prices

The risk from commodity price changes relates to our ability to recover higher product costs through price increases to customers, which may be limited due to the competitive pricing environment that exists in the soft drink business. We use derivative financial instruments to hedge price fluctuations for a portion of our aluminum requirements over a specified period of time. Because of the high correlation between commodity prices and our contractual cost of these products, we consider these hedges to be highly effective. As of the end of the first quarter of 2003, we hedged a portion of our anticipated aluminum can purchases through November 2004.

Interest Rates

In the first quarter of 2003, the risk from changes in interest rates was not material to our operations because a significant portion of our debt issues represented fixed rate obligations. Our floating rate exposure relates to changes in the six month LIBOR rate and the overnight Federal Funds rate. Assuming consistent levels of floating rate debt with those held at the end of the first quarter of 2003, a 50 basis point (0.5 percent) change in each of these rates would not have had a significant impact on our first quarter 2003 interest expense. We have entered into interest rate swaps to convert a portion of our fixed rate debt to floating rate debt. We had cash equivalents throughout the first quarter of 2003, principally invested in money market funds and commercial paper, which were most closely tied to overnight Federal Funds rates. Assuming a change of 50 basis points in the rate of interest associated with our cash equivalents at the end of the first quarter of 2003, interest income would not have changed by a significant amount.

Currency Exchange Rates

Because we operate in international franchise territories, we are subject to exposure resulting from changes in currency exchange rates. Currency exchange rates are influenced by a variety of economic factors including local inflation, growth, interest rates and governmental actions, as well as other factors. We currently do not hedge the translation risks of investments in our international operations. Any positive cash flows generated by international operations have been reinvested in the operations, or used to repay intercompany loans.

International operations, based on net sales, represented approximately 13.5 percent of our total operations in the first quarter of 2003. A significant portion of the net sales in the Caribbean markets, specifically Puerto Rico, are denominated in U.S. dollars, which is Puerto Rico’s functional currency. Changes in currency exchange rates impact the translation of the results of certain international operations from their local currencies into U.S. dollars. If the currency exchange rates had changed by five percent in the first quarter of 2003, we estimate the impact on reported operating income would not have been significant. Our estimate reflects the fact that a portion of the international operations costs are denominated in U.S. dollars, including concentrate purchases. This estimate does not take into account the possibility that rates can move in opposite directions and that gains in one category may or may not be offset by losses from another category.

Contents

Item 4. Controls and Procedures.

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings.

There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

No material changes to be reported this quarter.

Item 6. Exhibits and Reports on Form 8-K

(a). Exhibits.

See “Exhibit Index.”

(b). Reports on Form 8-K.

                   On February 27, 2003, the Company filed a Current Report with regards to the Company’s press release                    dated January 28, 2003, “PepsiAmericas' Reported Diluted Earnings Per Share Consistent with Previously
                   Revised Guidance.”

Contents

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEPSIAMERICAS, INC.

Dated:	May 12, 2003	By:	/s/ G. MICHAEL DURKIN JR.

G. Michael Durkin Jr.
Senior Vice President and Chief Financial Officer
(As Chief Accounting Officer and Duly
Authorized Officer of PepsiAmericas, Inc.)

Contents

CERTIFICATIONS

CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO RULE 13a-14

I, Robert C. Pohlad, Chairman of the Board and Chief Executive Officer of PepsiAmericas, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of PepsiAmericas, Inc. for the quarter ended March 29, 2003;

2.	Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	May 12, 2003	By:	/s/ ROBERT C. POHLAD

Robert C. Pohlad
Chairman of the Board and Chief Executive Officer

Contents

CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO RULE 13a-14

I, G. Michael Durkin Jr., Senior Vice President and Chief Financial Officer of PepsiAmericas, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of PepsiAmericas, Inc. for the quarter ended March 29, 2003;

2.	Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	May 12, 2003	By:	/s/ G. MICHAEL DURKIN JR.

G. Michael Durkin Jr.
Senior Vice President and Chief Financial Officer

Contents

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

99.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

