Form 10-Q
period 2003-06-28
PEPSIAMERICAS INC/IL/
filed 2003-08-11
CIK 1084230

 Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003

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

Registrant's telephone number, including area code (612) 661-4000

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

As of July 26, 2003 the Registrant had 144,074,423 outstanding shares of common stock, par value $0.01 per share, the Registrant's only class of common stock.

Contents

PEPSIAMERICAS, INC. FORM 10-Q SECOND QUARTER 2003

Contents

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited and in millions, except per share data)

	Second Quarter		First Half

	2003	2002	2003	2002

Net sales	$870.9	$877.3	$1,553.0	$1,607.7
Cost of goods sold	510.6	524.3	907.2	967.4

Gross profit	360.3	353.0	645.8	640.3
Selling, delivery and administrative expenses	255.0	245.4	507.4	473.6
Amortization expense	0.1	0.2	0.2	0.3
Special charges	1.1	–	7.4	–

Operating income	104.1	107.4	130.8	166.4
Interest expense, net	(18.2)	(19.2)	(37.4)	(37.4)
Other income (expense), net	0.6	1.6	(1.7)	(0.8)

Income from continuing operations before income taxes	86.5	89.8	91.7	128.2
Income taxes	33.3	35.0	33.6	50.0

Income from continuing operations	53.2	54.8	58.1	78.2
Loss from discontinued operations, after taxes	–	(6.0)	–	(6.0)

Net income	$53.2	$48.8	$58.1	$72.2

Weighted average common shares:
Basic	142.8	153.8	143.3	153.7
Incremental effect of stock options and awards	0.4	1.0	0.4	0.6

Diluted	143.2	154.8	143.7	154.3

Income (loss) per share - basic:
Continuing operations	$0.37	$0.36	$0.41	$0.51
Discontinued operations	–	(0.04)	–	(0.04)

Net income	$0.37	$0.32	$0.41	$0.47

Income (loss) per share - diluted:
Continuing operations	$0.37	$0.35	$0.40	$0.51
Discontinued operations	–	(0.03)	–	(0.04)

Net income	$0.37	$0.32	$0.40	$0.47

Cash dividends per share	$–	$–	$0.04	$0.04

See accompanying notes to condensed consolidated financial statements.

Contents

CONDENSED CONSOLIDATED BALANCE SHEETS (in millions, except per share data)

	End of Second Quarter 2003	End of Fiscal Year 2002

	(unaudited)
ASSETS:
Current assets:
Cash and equivalents	$72.6	$113.8
Receivables	202.2	202.6
Inventories	199.3	170.2
Other current assets	79.3	63.3

Total current assets	553.4	549.9
Property (at cost)	2,023.8	1,977.8
Accumulated depreciation	(911.3)	(847.0)

Net property	1,112.5	1,130.8
Intangible assets, net	1,759.3	1,757.7
Other assets	111.4	124.2

Total assets	$3,536.6	$3,562.6

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Short-term debt, including current maturities of long-term debt	$268.5	$303.1
Payables	223.6	197.9
Other current liabilities	170.1	197.0

Total current liabilities	662.2	698.0

Long-term debt	1,073.6	1,080.7
Deferred income taxes	101.4	82.2
Other liabilities	242.5	253.1
Shareholders' equity:
Preferred stock ($0.01 par value, 12.5 million shares authorized; no shares issued)	–	–
Common stock ($0.01 par value, 350 million shares authorized; 167.6 million shares issued - 2003 and 2002)	1,535.4	1,538.7
Retained income	340.3	288.0
Unearned stock-based compensation	(11.1)	(8.6)
Accumulated other comprehensive loss:
Cumulative translation adjustment	(8.5)	(9.2)
Net unrealized investment and hedging losses	(4.0)	(9.8)
Minimum pension liability	(27.9)	(27.9)

Accumulated other comprehensive loss	(40.4)	(46.9)
Treasury stock (23.5 million shares - 2003 and 20 million shares - 2002)	(367.3)	(322.6)

Total shareholders' equity	1,456.9	1,448.6

Total liabilities and shareholders' equity	$3,536.6	$3,562.6

See accompanying notes to condensed consolidated financial statements.

Contents

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in millions)

	First Half

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$58.1	$78.2
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	87.7	80.0
Deferred income taxes	17.4	25.5
Special charges	7.4	–
Gain on sale of investments	(2.1)	(3.5)
Cash outlays related to special charges	(5.3)	(6.3)
Other	4.9	4.5
Changes in assets and liabilities, exclusive of acquisitions and divestitures:
Decrease (increase) in receivables	0.4	(70.7)
Increase in inventories	(29.1)	(15.0)
Increase in payables	10.7	17.0
Net change in other assets and liabilities	(20.8)	(7.8)

Net cash provided by operating activities	129.3	101.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(72.5)	(112.3)
Acquisitions and divestitures, net of cash required	–	(2.9)
Proceeds from sales of investments	–	26.5
Proceeds from sales of property	1.0	6.2

Net cash used in investing activities	(71.5)	(82.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings of short-term debt	90.0	14.4
Proceeds from issuance of long-term debt	146.3	–
Repayment of long-term debt	(279.3)	–
Treasury stock purchases	(56.0)	(3.0)
Issuance of common stock	4.3	4.0
Cash dividends	(5.7)	(6.1)

Net cash (used in) provided by financing activities	(100.4)	9.3

Net cash provided by (used in) discontinued operations	1.3	(10.5)
Effects of exchange rate changes on cash and equivalents	0.1	0.2

Change in cash and equivalents	(41.2)	18.4
Cash and equivalents at beginning of year	113.8	64.4

Cash and equivalents at end of first half	$72.6	$82.8

See accompanying notes to condensed consolidated financial statements.

Contents

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Significant Accounting Policies

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

The Company’s fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31; fiscal 2002 ended on December 28, 2002. The Company’s second quarters of 2003 and 2002 were based on the thirteen weeks ended June 28, 2003 and June 29, 2002, respectively. The Company’s business is highly seasonal; accordingly, the operating results of any individual quarter may not be indicative of a full year’s operating results.

Net income per share - Basic net income per share is based upon the weighted-average number of common shares outstanding. Diluted net income per share assumes the exercise of all options, which are dilutive, whether exercisable or not. The dilutive effects of stock options are measured under the treasury stock method.

Options to purchase the following shares were not included in the computation of diluted net income per share because the exercise price was greater than the average market price of the common shares during the related period:

	Second Quarter		First Half

	2003	2002	2003	2002

Shares under options outstanding	11,388,310	6,827,446	11,388,310	8,954,450
Weighted-average exercise price per share	$16.77	$18.97	$16.77	$17.90

Impact of Emerging Issues Task Force Issue No. 02-16 - In the first quarter of 2003, the Company prospectively adopted Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor.” EITF 02-16 concludes that certain consideration received by a customer from a vendor is presumed to be a reduction of the price of the vendor’s products, and therefore, should be recorded as a reduction of cost of goods sold when recognized in the customer’s income statement, unless certain criteria are met. This presumption is overcome if the consideration paid to the customer is directly attributable (offsetting) to incremental and separately identifiable expenses incurred elsewhere in the income statement. Prior to the adoption of EITF 02-16, bottler incentives (marketing support programs) from brand owners were recognized as an increase to net sales or as a reduction in selling, delivery and administrative expenses (“SD&A”) based on the objectives of the programs and initiatives. In accordance with EITF 02-16, the Company recorded certain bottler incentives as a reduction of cost of goods sold beginning in the first quarter of 2003 to properly account for new agreements. Bottler incentives that are directly attributable to incremental expenses incurred are reported as either an increase to net sales or a reduction to SD&A expenses, commensurate with the recognition of the related expense. All other bottler incentives are recognized as a reduction of cost of goods sold when the related products are sold and shipped based on the agreements with vendors.

Contents

The prospective adoption of EITF 02-16 had no material impact on our Condensed Consolidated Financial Statements in the second quarter and first half of 2003. Assuming that EITF 02-16 had been in place at the beginning of fiscal year 2002, the following adjustments would have been made to our second quarter and first half 2002 reported results:

	Second Quarter of 2002	First Half of 2002

Net sales
As reported	$877.3	$1,607.7
EITF 02-16 adjustment	(18.4)	(40.2)

Adjusted comparisons	$858.9	$1,567.5

Cost of goods sold
As reported	$524.3	$967.4
EITF 02-16 adjustment	(32.4)	(63.6)

Adjusted comparisons	$491.9	$903.8

SD&A
As reported	$245.4	$473.6
EITF 02-16 adjustment	14.0	23.4

Adjusted comparisons	$259.4	$497.0

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

The FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which nullifies EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured at fair value when the liability is incurred, as opposed to the date management committed to an exit plan. The special charges in the fourth quarter of 2002, related to the marketing and distribution strategy changes in Central Europe, were recorded in compliance with EITF 94-3, as the provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The special charges in the first half of 2003 were recorded in compliance with SFAS No. 146.

Contents

Stock-based compensation – The Company uses the intrinsic value method of accounting for its stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock-based employee compensation cost for options is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. The table (in millions, except per share data) is presented pursuant to amended disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosure.”

	Second Quarter		First Half

	2003	2002	2003	2002

Net income, as reported	$53.2	$48.8	$58.1	$72.2
Deduct: total stock–based employee compensation expense determined under fair value based method for all options, net of tax	(0.9)	(1.1)	(2.2)	(3.0)

Pro forma net income	$52.3	$47.7	$55.9	$69.2

Basic: As reported	$0.37	$0.32	$0.41	$0.47

Pro forma	$0.37	$0.31	$0.39	$0.45

Diluted: As reported	$0.37	$0.32	$0.40	$0.47

Pro forma	$0.37	$0.31	$0.39	$0.45

The Black-Scholes model and the assumptions presented in the following table were used to estimate the fair values of the options granted for the second quarters and first halves of 2002 and 2003. The weighted-average estimated fair values at the dates of grant of options in the second quarter of 2003 and the second quarter of 2002 were $3.28 and $4.89, respectively. In the first half of 2003 and 2002, the weighted–average estimated fair values at the dates of grant of options were $3.28 and $3.89, respectively.

	2003	2002

Risk-free interest rate	2.8%	4.4%
Expected dividend yield	0.3%	0.3%
Expected volatility	26.0%	26.0%
Estimated lives of options (in years)	5.0	5.0

Contents

2.	Special Charges

In the first half of 2003, the Company recorded special charges of $7.4 million ($4.6 million after tax). In the U.S., the Company recorded special charges of $5.8 million ($3.6 million after tax), which consisted mainly of severance related costs associated with the Company’s announced reduction of its U.S. workforce. The Central Europe special charge of $0.8 million ($0.5 million after tax), consisting mainly of asset write-downs, related to the modification of the distribution method in Poland, the Czech Republic and Republic of Slovakia. The Caribbean special charge of $0.8 million ($0.5 million after tax) consisted mainly of asset write-downs related to the shutdown of the Barbados manufacturing facility.

In the fourth quarter of 2002, the Company recorded special charges totaling $5.7 million ($3.5 million after tax), primarily for severance costs and other costs related to changing the Company’s marketing and distribution strategy in Poland, the Czech Republic and Republic of Slovakia.
The following table summarizes activity associated with the special charges (in millions):

	2003 Charge	2002 Charge	2001 Charge	Total

Accrued liabilities as of fiscal year end 2002 (employee-related, lease cancellation and other costs)	$–	$4.3	$0.3	$4.6
U.S. special charges	5.8	–	–	5.8
Central Europe special charges	0.8	–	–	0.8
Caribbean special charges	0.8	–	–	0.8
Asset write-downs	(1.6)	–	–	(1.6)
Acceleration of stock awards vesting	(0.3)	–	–	(0.3)
Expenditures for employee-related and other costs	(4.5)	(0.5)	(0.1)	(5.1)
Expenditures for lease terminations	–	(0.1)	–	(0.1)

Accrued liabilities at the end of the second quarter of 2003	$1.0	$3.7	$0.2	$4.9

The 2003 and 2002 special charges affected approximately 712 employees, of which approximately 322 remain as of the end of the second quarter of 2003. The accrued liabilities remaining as of the end of the second quarter of 2003 are comprised of deferred severance payments and certain employee benefits, lease cancellation costs and other costs. The Company expects to pay a significant portion of the $4.9 million using cash from operations during the next twelve months; accordingly, such amounts are classified as other current liabilities.

Contents

3.	Interest Expense, Net

Interest expense, net, is comprised of the following (in millions):

	Second Quarter				First Half

	2003		2002		2003		2002

Interest expense	$	(18.3)	$	(19.4)	$	(44.5)	$	(37.7)
Interest income		0.1		0.2		7.1		0.3

Interest expense, net	$	(18.2)	$	(19.2)	$	(37.4)	$	(37.4)

In the first half of 2003, interest expense included $8.8 million related to the loss on the early extinguishment of debt, which occurred in the first quarter of 2003. See the “Debt” note for further discussion.

Interest income in the first half of 2003 included $6.4 million related to the Employee Stock Ownership Plan (“ESOP”) tax case settlement, which occurred in the first quarter of 2003. See the “Income Taxes” note for further discussion.

4.	Income Taxes

In the first quarter of 2003, the Company favorably settled a tax refund case for $12.4 million with the U.S. Government that arose from the 1990 termination of the Company’s ESOP and, as a result, recorded a receivable of $12.8 million in "Other current assets." The tax settlement consisted of $6.4 million of interest income ($4.0 million after taxes) and a tax benefit of $6 million recorded in "Income taxes." The Company also recorded additional tax accruals of $4.3 million for liabilities arising in the first half of 2003. Excluding the additional accruals, as well as the ESOP settlement tax benefit, the effective income tax rate for the first half of 2003 was 38.5 percent, compared to the prior year first half effective tax rate of 39 percent.
5.	Comprehensive Income

The Company’s comprehensive income was as follows (in millions):

	Second Quarter		First Half

	2003	2002	2003	2002

Net income	53.2	48.8	58.1	72.2
Foreign currency translation adjustment	5.7	12.0	0.7	9.0
Net unrealized investment and hedging gains (losses)	0.1	(2.8)	5.8	(2.5)

Comprehensive income	59.0	58.0	64.6	78.7

Contents

Net unrealized investment and hedging gains (losses) are presented net of tax benefit of $0.9 million in the second quarter of 2003 and net of tax expense of $2.0 million in the first half of 2003, respectively, and net of tax benefit of $1.6 million in the second quarter of 2002 and $2.7 million in the first half of 2002, respectively.

6.	Inventory

As of the end of the second quarter of 2003, inventory was approximately 44 percent comprised of raw materials and supplies and 56 percent comprised of finished goods. This mix is relatively consistent with the mix of inventory at the end of fiscal year 2002.

7.	Intangible Assets and Goodwill

The changes in the carrying value of goodwill by geographic segment for the first half of 2003 were as follows (in millions):

	U.S.	Central Europe	Caribbean	Total

Balance at end of year 2002	$1,706.6	$28.2	$17.1	$1,751.9
Cumulative translation adjustment	–	2.0	(0.2)	1.8

Balance at end of second quarter of 2003	$1,706.6	$30.2	$16.9	$1,753.7

	End of Second Quarter 2003

	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Non-compete agreements	$1.0	$	(0.6)
Franchise and distribution agreements	3.7		(0.6)

Total	$4.7	$	(1.2)

Unamortized intangible asset:
Pension intangible asset	$2.1

Total	$6.8

8.	Investments

In the second quarter of 2002, the Company recorded a $3.5 million gain related to the sale of its interest in a parcel of land in downtown Chicago. The gain is reflected in "Other income (expense), net." The Company received $26.5 million in cash and a $12 million promissory note collateralized by a subordinated mortgage related to the sale. An additional $1.4 million, otherwise payable to the Company, was held back in escrow, a portion of which is expected to be recovered when certain conditions are met related to existing environmental matters. The promissory note and escrow balance were recorded at their estimated realizable value, net of allowances of approximately $6.5 million. In addition, the Company recorded $2.5 million of liabilities, net, for certain indemnifications made pursuant to the sale agreement.

Contents

In the second quarter of 2003, the Company recorded an additional $2.1 million gain related to the land sale, as certain indemnification accruals were reduced due to the favorable resolution of related contingencies. The gain is reflected in "Other income (expense), net."

All other investments in real estate are carried at cost, which management believes is lower than the net realizable value. Investments in real estate are included in other assets on the Condensed Consolidated Balance Sheets.

9.	Debt

On March 6, 2003, the Company issued $150 million of notes with a coupon rate of 4.5 percent and a maturity date of March 2013. These notes are included in long-term debt in the Condensed Consolidated Balance Sheets. The proceeds were used to redeem the $150 million face value 5.79 percent notes issued in March 2001. In anticipation of the issuance of the notes in the first quarter of 2003, the Company entered into a treasury rate lock agreement. See the “Financial Instruments” note for further discussion of this transaction.

During the first quarter of 2003, the investors in $150 million of notes notified the Company that they would exercise their option to purchase and resell the notes pursuant to the remarketing agreement, unless the Company elected to redeem the notes. In March 2003, the Company elected to redeem the notes, and repurchased the 5.79 percent notes with a principal amount of $150 million. The Company paid total premiums of $17.7 million in connection with the repurchase. The net remaining unamortized premium, including the value of the option, and issue costs related to the repurchased notes was $5.7 million. In addition, the Company settled a treasury rate lock agreement related to the repurchased notes and received $3.2 million. See the “Financial Instruments” note for further discussion of this transaction. As a result, the Company recorded a loss on the early extinguishment of debt of $8.8 million in “Interest expense, net” in the first quarter of 2003.

10.	Financial Instruments

The Company uses financial instruments to hedge against volatility in future cash flows on anticipated aluminum can purchases, the prices of which are indexed to aluminum market prices. Realized gains and losses on aluminum hedge contracts are deferred until the related finished products are sold. See “Quantitative and Qualitative Disclosures About Market Risk.”

The Company has hedged a portion of its anticipated aluminum can purchases through November 2004. As of the end of the second quarter of 2003, the Company had deferred $2.1 million ($1.3 million net of tax) of aluminum hedging losses in “Accumulated other comprehensive loss,” a majority of which will be reclassified into cost of goods sold during the next 18 months.

During the third quarter of 2001, the Company entered into swap contracts with an aggregate notional amount of $200 million to convert a portion of its fixed rate debt to floating rate debt, with the objective of reducing overall borrowing costs. These swaps are accounted for as fair value hedges, since they hedge against the fair value of fixed rate debt resulting from fluctuations in interest rates. The fair value of the interest rate swaps as of the second quarter of 2003 was $20.7 million (net of $5.2 million interest receivable), which is reflected in “Other long-term assets” on the Condensed Consolidated Balance Sheets, with a corresponding increase in “Long-term debt” representing the change in fair value of the fixed rate debt. The fair value adjustment had no earnings impact since the swaps are considered highly effective in eliminating the interest rate risk of the fixed rate debt they are hedging.

In anticipation of the long-term debt issuances in the third quarter of 2002 and in the first quarter of 2003, the Company entered into a series of treasury rate locks with an aggregate notional amount of $250 million and $150 million, respectively. These treasury rate locks are accounted for as cash flow hedges, as the treasury rate locks hedged against the variability of interest payments on the forecasted issuance of fixed-rate debt attributable to changes in the interest rates. The treasury rate locks were settled for $2.5 million and $1.2 million, concurrent with the debt issuances in the third quarter of 2002 and in the first quarter of 2003, respectively. At the end of the second quarter of 2003, the Company had deferred approximately $2.9 million of losses (net of $1.2 million in deferred income taxes) in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheet, as the treasury rate locks were considered highly effective in eliminating the interest rate risk on the forecasted debt issuances. Amounts included in other comprehensive loss are reclassified into earnings commensurate with the recognition of the interest expense on the newly issued debt.

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

11.	Stock Options and Awards

In February 2003, the Company granted 453,100 restricted shares at a weighted-average fair value (at the date of grant) of $12.01 to key members of management under the Company’s Stock Incentive Plan (the “Plan”). The Company recognized compensation expense of $1.5 million and $1.1 million in the second quarter of 2003 and second quarter of 2002, respectively, related to this grant and previous grants in 2002 and 2001. In the first half of 2003 and 2002, the Company recognized compensation expense of $2.8 million and $1.5 million, respectively for such grants. At the end of second quarter 2003, there were 1,184,081 nonvested restricted shares outstanding under the Plan.

12.	Supplemental Cash Flow Information

Net cash provided by operating activities reflected cash payments and receipts for interest and income taxes as follows (in millions):

	First Half

	2003	2002

Interest paid, including debt extinguishment	$54.1	$36.8
Interest received	6.2	0.3
Income taxes paid, net of refunds	4.1	19.7

13.	Environmental and Other Commitments and Contingencies

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

Contents

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
During the second quarter of 2000, proceeds of a settlement of insurance policies issued to a prior subsidiary were placed in a trust (the “Trust”). The Trust documents specify that funds in the Trust would be used to pay future liabilities of the prior subsidiaries. Monies paid by the Trust thereby would reduce the indemnification obligations of the Company. At fiscal year end 2001, the Company had $131.2 million accrued (net of the responsive Trust amount) to cover potential indemnification obligations. As a result of the establishment of the Trust, the Company removed from its Consolidated Balance Sheet the portion of its liabilities to which the Trust was responsive, and the Trust held $34.3 million as of fiscal year end 2001.

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

During the second quarter of 2002, as part of a comprehensive program concerning environmental liabilities related to the former Whitman Corporation subsidiaries, the Company purchased new insurance coverage related to the known sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries, along with other sites which Pneumo Abex or one of its subsidiaries may have owned or operated or impacted. In addition, the Trust purchased insurance coverage and funded coverage for remedial and other costs ("finite funding") related to the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries. In conjunction with the purchase of the insurance policies, the Company recorded a charge to discontinued operations of $9.8 million, or $6 million after tax. This charge represented amounts expended by the Company and a reduction of funds in the Trust available to pay expenses related to sites for which the Company has indemnification obligations. These actions were taken to fund costs associated with the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries and to protect against additional future costs in excess of a self-insured retention of the Company. The amount of self-insured retention (the amount the Company must pay before the insurance carrier is obligated to commence payments) is $114 million. The Company had accrued $90 million at the end of fiscal year 2001 for remediation costs, which was its best estimate of the contingent liabilities related only to such environmental matters. The finite funding of $26 million may be used to pay a portion of the $90 million, which the Company had accrued, along with previously incurred expenses of the Company. Essentially all of the assets of the Trust were expended by the Trust in connection with the purchase of the insurance coverage and the finite funding and related expenses.

Because payments by the Trust for finite funding reduce cash required to be paid by the Company for the environmental sites for which the Company has indemnification obligations, the Company recorded the finite funding in “Investments and other assets.” The finite funding amounts recorded were $24.5 million and $26 million at the end of the second quarter 2003 and fiscal year 2002, respectively, which amounts included $15.8 million and $16.6 million recorded in current assets at the end of the second quarter 2003 and fiscal year 2002, respectively. At the end of the second quarter 2003, the Company had $133.7 million accrued to cover potential indemnification obligations, compared to $138.1 million recorded at the end of fiscal year 2002. Of the total amount accrued, $25.5 million was classified as current liabilities at the end of the second quarter 2003 and at the end of fiscal year 2002. These amounts exclude possible insurance recoveries under policies that were in place prior to insurance policies purchased in the second quarter of 2002, and are determined on an undiscounted cash flow basis. These estimated indemnification liabilities include expenses for the remediation of identified sites, payments to third parties for claims and expenses (including product liability and toxic tort claims), administrative expenses, and the expenses of on-going evaluations and litigation. The Company expects a significant portion of the accrued liabilities will be disbursed during the next 10 years.

Contents

In addition, the Company had $15.1 million and $20.6 million of receivables for future probable amounts to be received from insurance companies and other responsible parties as of the end of the second quarter 2003 and fiscal year 2002, respectively. These amounts are recorded as follows: $4.5 million and $5.3 million were included in "Other current assets" at the end of the second quarter 2003 and fiscal year 2002, respectively, with the remaining $10.6 million and $15.3 million recorded in "Other assets" in the Condensed Consolidated Balance Sheets as of the end of the second quarter 2003 and fiscal year 2002, respectively.

The Company also has certain indemnification obligations related to product liability and toxic tort claims, which emanate out of the 1988 agreement with Pneumo Abex. The sites and product liability and toxic tort claims included in the aggregate accrued liabilities the Company has recorded are described more fully in the Company’s Annual Report on Form 10-K for the fiscal year 2002. No significant changes in the status of those sites or claims occurred and no significant new sites or claims were discovered or made during the first half of 2003.

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

14.	Segment Reporting

The Company operates in three geographic areas – the United States (“U.S.”), Central Europe and the Caribbean. The Company does business in 18 states in the U.S., and, outside the U.S., the Company does business in Poland, Hungary, the Czech Republic, Republic of Slovakia, Puerto Rico, Jamaica, Barbados, the Bahamas and Trinidad and Tobago.

The following tables present net sales and operating income (loss) of the Company’s geographic segments for the second quarter and first half of 2003 and 2002 (in millions). The net sales are as reported and are not adjusted for the impact of EITF 02-16 in fiscal year 2002. See the "Significant Accounting Policies" note for further discussion.

	Second Quarter

	Net sales		Operating income

	2003	2002	2003	2002

U.S.	$724.4	$746.2	$99.5	$107.8
Central Europe	98.7	87.0	5.1	1.3
Caribbean	47.8	44.1	(0.5)	(1.7)

Total	$870.9	$877.3	$104.1	$107.4

Contents

	First Half

	Net sales		Operating income

	2003	2002	2003	2002

U.S.	$1,314.5	$1,380.7	$139.5	$177.8
Central Europe	151.6	144.6	(6.0)	(7.4)
Caribbean	86.9	82.4	(2.7)	(4.0)

Total	$1,553.0	$1,607.7	$130.8	$166.4

There were no material changes in total assets by geographic segment since the end of fiscal year 2002.

15.	Related Party Transactions

The Company is the number-two anchor bottler in the Pepsi system. The Company manufactures, packages, sells and distributes carbonated and non-carbonated Pepsi-Cola beverages and a variety of other beverages in the United States, Central Europe and the Caribbean. The Company operates under exclusive franchise agreements with soft drink concentrate producers, including “master” bottling and fountain syrup agreements with PepsiCo, Inc. (PepsiCo) for the manufacture, packaging, sale and distribution of PepsiCo branded products. PepsiCo holds a 39.8 percent equity interest in the Company. See additional discussion of the Company’s related party transactions in the Company’s Annual Report on Form 10-K for the fiscal year 2002. There are similar agreements with Cadbury Schweppes and other brand owners. The franchise agreements exist in perpetuity and contain operating and marketing commitments and conditions for termination.
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

Contents

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
RESULTS OF OPERATIONS 2003 SECOND QUARTER COMPARED WITH 2002 SECOND QUARTER

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

In addition, the discussion that follows includes both reported results, as well as adjusted comparison results, which assume that EITF 02-16 had been in effect beginning in the first quarter of 2002. See the “Significant Accounting Policies” note to the Condensed Consolidated Financial Statements for the adjustments and further discussion of the impact of EITF 02-16.

Volume

Second quarter 2003 worldwide volume decreased 1.5 percent. The decline in worldwide volume was attributed to our slowing volume decline in the U.S. of 3.5 percent due, in part, to the soft retail environment, offset, in part by our strong international volume growth of 4.4 percent. Central Europe achieved volume growth of 2.8 percent in the second quarter of 2003, while Caribbean volume grew 10.7 percent.

Contents

The decline in U.S. volume of 3.5 percent in the second quarter of 2003 reflected continued softness across all channels, despite the benefit of the later timing of the Easter holiday that offset approximately 1.3 percent of the decline. Trademark Pepsi decreased in the mid single digits despite growth in Diet Pepsi. Trademark Mountain Dew volumes were up in the low single digits, driven mainly by the successful introduction of Mountain Dew LiveWire in both take home and single serve packages. Trademark Pepsi and trademark Mountain Dew account for nearly 80 percent of our volume. Our continued successful launch of Sierra Mist drove strong double-digit growth in the brand, while Aquafina volumes declined in the mid single digits this quarter for the first time, as we lapped the introduction of the half-liter take home package in the second quarter of 2002. We expect the strong marketing calendar and product innovation scheduled for the later part of 2003, including the launch of Pepsi Vanilla, to improve our volume trends, in particular in trademark Pepsi.

Total volume in Central Europe increased 2.8 percent in the second quarter of 2003, driven, in part, by the later timing of the Easter holiday and reflecting strong growth in carbonated soft drinks and water. Volumes in the Caribbean increased 10.7 percent compared to the same period last year primarily reflecting strong volume growth in Puerto Rico and Jamaica.

Net Sales

Net sales decreased $6.4 million, or 0.7 percent, to $870.9 million in the second quarter of 2003 compared to $877.3 million the second quarter of 2002. On a comparable basis, assuming that EITF 02-16 had been in effect during 2002, net sales would have increased $12.0 million, or 1.4 percent, in the second quarter of 2003, compared to the prior year, primarily reflecting increased net pricing in the U.S., strong international volume growth, and favorable foreign exchange rates in Central Europe, offset, in part, by the decline in U.S. volume.

U.S. net sales for the second quarter of 2003, decreased $21.8 million to $724.4 million from $746.2 million in the prior year. On a comparable basis, assuming that EITF 02-16 had been in effect during 2002, net sales would have decreased $3.4 million. The decline in U.S. net sales was the result of lower volumes, which were the result of operating in a soft retail environment and lapping strong product innovation in the prior year second quarter. The impact of the volume decline in the second quarter of 2003 was offset, in part, by a 3.1 percent increase in net pricing. The improvement in net pricing was driven by price increases of 2.1 percent and package mix contribution of 1.0 percent.

The increase in Central Europe net sales of $11.7 million, or 13.4 percent, to $98.7 million in the second quarter of 2003 from $87.0 million in the prior year resulted from a 2.8 percent increase in volume and favorable foreign exchange rates, offset by a decline in net pricing. The favorable foreign exchange rates contributed approximately $11.3 million to Central Europe’s net sales in the second quarter of 2003. Net pricing decreased approximately 2.6 percent, excluding the impact of foreign exchange rates, due primarily to declines in Poland related to competitive pressures.

Caribbean net sales increased 8.4 percent in the second quarter of 2003 to $47.8 million from $44.1 million in the prior year second quarter. The increase in net sales resulted from volume growth of 10.7 percent reflecting growth in all territories, and strong contributions from Puerto Rico and Jamaica.

Cost of Goods Sold

Cost of goods sold decreased $13.7 million, or 2.6 percent, to $510.6 million in the second quarter of 2003 from $524.3 million in the prior year. Assuming that EITF 02-16 had been in effect during 2002, cost of goods sold would have increased $18.7 million, or 3.8 percent.

In the U.S., cost of goods sold decreased $23.3 million, to $417.5 million in the second quarter of 2003 from $440.8 million in the prior year. On a comparable basis, assuming that EITF 02-16 had been in effect during 2002, costs of goods sold would have increased $8.1 million, or 2.0 percent. The increase in cost of goods sold can be attributed primarily to the increase in the cost of goods sold per unit. The increase in cost of goods sold per unit in the U.S. primarily reflected higher concentrate costs as well as decreases in brand owner funding as a result of the decline in volumes. Concentrate costs in 2003 will continue to be higher, as PepsiCo concentrate prices increased by approximately 2 percent, effective for one year, beginning February 2003.

Contents

In Central Europe, cost of goods sold increased $6.9 million, or 13.8 percent, to $56.8 million in the second quarter of 2003, compared to $49.9 million in the prior year. Assuming that EITF 02-16 had been in effect during 2002, Central Europe cost of goods sold increased $7.9 million in the second quarter of 2003, compared to the prior year. Cost of goods sold increased mainly due to the impact of foreign exchange rates, as the increase in cost of goods sold due to volume was approximately offset by a reduction in ingredients and packaging costs.

In the Caribbean, cost of goods sold increased $2.7 million, or 8 percent, to $36.3 million in the second quarter of 2003, compared to $33.6 million in the second quarter of 2002, driven mainly by the increase in volume of 10.7 percent.

Selling, Delivery and Administrative Expenses

In the second quarter of 2003, SD&A expenses increased $9.6 million, or 3.9 percent, to $255.0 million from $245.4 million in the comparable period of the previous year. SD&A expenses as a percentage of net sales increased to 29.3 percent in the second quarter of 2003 from 28.0 percent in the second quarter of 2002. On a comparable basis, assuming that EITF 02-16 had been in effect in 2002, SD&A decreased $4.4 million, or 1.7 percent and, as a percentage of net sales, SD&A expenses decreased to 29.3 percent in the second quarter of 2003, compared to 30.2 percent in the prior year second quarter. The decrease in SD&A expenses was primarily attributed to the lower operating costs achieved in the U.S.

In the U.S., SD&A expenses increased $10.0 million to $207.3 million in the second quarter of 2003, compared to $197.3 million in the prior year second quarter. On a comparable basis, assuming that EITF 02-16 had been in effect in 2002, SD&A expenses decreased $3.1 million or 1.5 percent. As a percentage of net sales and on a comparable basis, SD&A expenses decreased to approximately 28.6 percent, compared to 28.9 percent. The decline in SD&A expenses was primarily attributed to lower labor costs based on the realization of our cost containment initiatives. We expect this lower SD&A percentage of net sales to continue through the balance of 2003.

In Central Europe, SD&A expenses increased $0.7 million, or 2.0 percent, to $36.5 million from $35.8 million. Excluding the $3.4 million unfavorable impact of foreign currency translation and the $1.0 million unfavorable impact of the adoption of EITF 02-16 in 2003, SD&A expenses declined $3.7 million in the second quarter of 2003, compared to the prior year second quarter. The lower SD&A costs can be mainly attributed to the successful rationalization of the Central Europe operations through the use of an alternative distribution method in certain markets. SD&A expenses in the Caribbean decreased $1.0 million to $11.2 million in the second quarter of 2003, and improved as a percentage of net sales.

Special Charges

In the second quarter of 2003, we recorded special charges of $1.1 million, representing special charges of $0.8 million in the Caribbean and $0.3 million in Central Europe. The Caribbean special charge of $0.8 million ($0.5 million after taxes) consisted mainly of asset write-downs and severance costs related to the shutdown of the Barbados manufacturing facility. Similar to the changes we are making in Central Europe, we have rationalized our operation in Barbados, and are now outsourcing our distribution to a local partner, and sourcing production from a different already existing location. The Central Europe special charge of $0.3 million related to the continued modification of its distribution method.

Operating Income

Operating income decreased $3.3 million, or 3.1 percent, to $104.1 million in the second quarter of 2003, compared to $107.4 million in the prior year, driven mainly by the decrease in operating income in the U.S. of $8.3 million. The decline in operating income in the U.S. was primarily attributed to lower gross margins, due mainly to volume declines, offset by lower SD&A expenses as a percentage of net sales.

Contents

Operating income in Central Europe increased $3.8 million to $5.1 million in the second quarter of 2003, compared to $1.3 million in the prior year, due mainly to volume growth, lower SD&A expenses, and the favorable impact of foreign exchange rates of approximately $2.3 million, and offset by the special charge of $0.3 million recorded in the second quarter of 2003. Operational performance in the Caribbean improved, as operating losses in the Caribbean of $0.5 million in the second quarter of 2003 were $1.2 million lower than the operating losses of $1.7 million in the prior year, despite the $0.8 million special charge recorded in the second quarter of 2003.
Interest and Other Expenses

Net interest expense decreased $1 million in the second quarter of 2003 to $18.2 million, compared to $19.2 million in the prior year second quarter, due mainly to the overall lower interest rates benefiting our borrowing costs on short-term borrowings and our floating rate long-term debt.

We recorded other income of $0.6 million in the second quarter of 2003 compared to other income of $1.6 million reported in the second quarter of 2002. Included in other income in the second quarter of 2002 was the pre-tax gain of $3.5 million resulting from the sale of a parcel of land in downtown Chicago. In the second quarter of 2003, we recorded an additional gain on the land sale of $2.1 million related to the reduction of certain accruals due to the favorable resolution of related contingencies.

Income Taxes

The effective income tax rate, which is income tax expense expressed as a percentage of income from continuing operations before income taxes, was 38.5 percent for the second quarter of 2003, compared to 39 percent in the second quarter of 2002.

Income from Continuing Operations

Income from continuing operations decreased $1.6 million to $53.2 million in the second quarter of 2003, compared to $54.8 million in the second quarter of 2002. The decline can mainly be attributed to the unfavorable impact of the special charges of $1.1 million ($0.7 million after taxes), as well as the $3.5 million gain ($2.1 million after taxes) on the land sale in the second quarter of 2002, compared to the additional $2.1 million gain ($1.3 million after taxes) included in the second quarter of 2003 related to the land sale. Operational factors impacting income from continuing operations were previously discussed.

Discontinued Operations

Loss from discontinued operations after taxes of $6 million in 2002 represented a $9.8 million charge for the purchase of certain insurances policies concerning the environmental liabilities related to previously sold subsidiaries.

Net Income

Net income increased $4.4 million to $53.2 million in the second quarter of 2003, compared to $48.8 million in the second quarter of 2002. The improvement in net income was due to the discontinued operations charge of $6.0 million in the second quarter of 2002, as income from continuing operations declined $1.6 million. The factors that impacted both continuing and discontinued operations were discussed previously.

Contents

RESULTS OF OPERATIONS 2003 FIRST HALF COMPARED WITH 2002 FIRST HALF

Volume

First half 2003 worldwide volume decreased 4.8 percent, which included volume declines of 5.3 percent in the U.S. and 6.2 percent in Central Europe, offset by an increase in Caribbean volume of 7.3 percent. The decrease in worldwide volumes in the first half was mainly due to the lapping of strong volumes from product innovation last year, operating in a soft retail environment, and consumers’ initial reaction to our effort to maintain pricing discipline in the U.S. markets, particularly in the first quarter of 2003.

The decline in the U.S. volume of 5.3 percent in the first half of 2003 reflected the lapping of strong volume driven by product innovation in the first half of last year, as well as the initial effect on consumer demand of the net pricing increases. We experienced softness across all channels, including continued volume declines in the small format channel. From a brand perspective, the decline in U.S. volume included high single-digit declines in trademark Pepsi and low single-digit declines in trademark Mountain Dew, which were partly offset by increases in Aquafina and Lipton, as well as the continued successful rollout of Sierra Mist.

Total volume in Central Europe decreased 6.2 percent in the first half of 2003, due mainly to poor weather conditions in the first quarter, continued softness in the retail and consumer products industry, and continued competitive pressures in Poland. Central Europe continued the December 2002 introduction and rollout of Tropicana product, and we anticipate that this volume will continue to increase during the year.

Volumes in the Caribbean increased 7.3 percent compared to the same period last year primarily reflecting improvements in Puerto Rico and Jamaica.

Net Sales

Net sales decreased $54.7 million, or 3.4 percent, to $1,553.0 million compared to $1,607.7 million the first half of 2002. On a comparable basis, assuming that EITF 02-16 had been in effect during 2002, net sales decreased $14.5 million, or 0.9 percent, in the first half of 2003, compared to the prior year, primarily reflecting decreased volumes in both the U.S. and Central Europe markets offset, in part, by increased net pricing in the U.S., increased volumes in the Caribbean, and favorable foreign exchange rates in Central Europe.

U.S. net sales for the first half of 2003 decreased $66.2 million to $1,314.5 million from $1,380.7 million in the prior year. On a comparable basis, assuming that EITF 02-16 had been in effect during 2002, net sales decreased $26.0 million. The decline in U.S. net sales was the result of lower volumes, which were negatively impacted by price increases that were taken during the first quarter of 2003 and strong new product growth present in the first half of 2002, as discussed above, as well as operating in a soft retail environment. The impact of the volume decline in the first half of 2003 was offset, in part, by a 3.1 percent increase in net pricing. The improvement in net pricing was driven by price increases of 1.9 percent, driven by our pricing discipline initiatives in the U.S., and package mix contribution of 1.2 percent.

Net sales in Central Europe increased $7.0 million, or 4.8 percent, to $151.6 million in the first half of 2003 from $144.6 million in the prior year. The increase can mainly be attributed to the favorable impact of foreign exchange rates of $18.3 million, offset, in part, by lower volumes and the decline in net pricing, due mainly to the competitive pricing pressures in Poland.

Caribbean net sales increased 5.5 percent in the first half of 2003 to $86.9 million from $82.4 million in the prior year first half. The increase in net sales resulted mainly from volume growth of 7.3 percent, primarily driven by growth in Puerto Rico and Jamaica.

Contents

Cost of Goods Sold

Cost of goods sold decreased $60.2 million, or 6.2 percent, to $907.2 million in the first half of 2003 from $967.4 million in the prior year. Assuming that EITF 02-16 had been in effect during 2002, cost of goods sold increased $3.4 million, or 0.4 percent.

In the U.S., cost of goods sold decreased $66.1 million, to $753.1 million in the first half of 2003 from $819.2 million in the prior year. On a comparable basis, assuming that EITF 02-16 had been in effect during 2002, costs of goods sold decreased $4.5 million, or 0.6 percent. The decrease in cost of goods sold can be attributed primarily to the decline in U.S. volume of 5.3 percent, offset, in part, by an increase in the cost of goods sold per unit. The increase in cost of goods sold per unit in the U.S. reflected higher concentrate costs as well as decreases in brand owner funding as a result of the declines in volumes. Concentrate costs in 2003 will continue to be higher, as PepsiCo concentrate prices increased by approximately 2 percent, effective for one year, beginning February 2003.
In Central Europe, cost of goods sold increased $1.8 million, or 2.1 percent, to $87.7 million in the first half of 2003, compared to $85.9 million in the prior year. Assuming that EITF 02-16 had been in effect during 2002, Central Europe cost of goods sold increased $3.8 million in the first half of 2003, compared to the prior year, due primarily to the unfavorable impact of foreign exchange rates of $9.2 million. Excluding the impact of foreign exchange rates and on a comparable basis, cost of goods sold decreased $5.3 million, or 6.3 percent, which can be primarily attributed to the volume decline of 6.2 percent for the first half of 2003.

In the Caribbean, cost of goods sold increased $4.0 million, or 6.4 percent, to $66.4 million in the first half of 2003, compared to $62.4 million in the first half of 2002, driven mainly by the increase in volume of 7.3 percent.

Selling, Delivery and Administrative Expenses

In the first half of 2003, SD&A expenses increased $33.8 million, or 7.1 percent, to $507.4 million from $473.6 million in the comparable period of the previous year. SD&A expenses as a percentage of net sales increased to 32.7 percent in the first half of 2003 from 29.5 percent in the first half of 2002. On a comparable basis, assuming that EITF 02-16 had been in effect in 2002, SD&A increased $10.4 million, or 2.1 percent and, as a percentage of net sales, SD&A expenses increased to 32.7 percent in the first half of 2003, compared to 31.7 percent in the prior year first half.

In the U.S., SD&A expenses increased $32.4 million to $415.8 million in the first half of 2003, compared to $383.4 million in the prior year first half. On a comparable basis, assuming that EITF 02-16 had been in effect in 2002, SD&A expenses increased $11.0 million or 2.7 percent. As a percentage of net sales and on a comparable basis, SD&A expenses increased to approximately 31.6 percent, compared to 30.2 percent. The increase in SD&A expenses was primarily attributed to increased fuel and insurance costs and compensation benefits; however, this trend was slowed in the second quarter of 2003, as we began to realize our cost containment initiatives mainly through reduced labor costs.

In Central Europe, SD&A expenses increased $3.0 million, or 4.5 percent, to $69.1 million from $66.1 million. Excluding the $6.3 million unfavorable impact of foreign currency translation and the 2.0 milion unfavorable impact of the adoption of EITF 02-16 in 2003, SD&A expenses declined $5.3 million in the first half of 2003, compared to the prior year first half. SD&A expenses in the Caribbean decreased $1.6 million to $22.5 million in the first half of 2003, and improved as a percentage of net sales.

Special Charges

In the first half of 2003, we recorded special charges of $7.4 million, representing special charges of $5.8 million in the U.S., $0.8 million in Central Europe and $0.8 million in the Caribbean. The U.S. special charge of $5.8 million ($3.6 million after taxes) consisted mainly of severance related costs associated with our announced reduction in our U.S. workforce in the first half of 2003. The Central Europe special charges of $0.8 million ($0.5 million after tax) consisted mainly of asset write-downs, and related to the modification of the distribution method in Poland, the Czech Republic and Republic of Slovakia. The Caribbean special charge of $0.8 million ($0.5 million after tax) consisted mainly of asset write-downs related to the shutdown of the Barbados manufacturing facility.

Contents

Operating Income

Operating income decreased $35.6 million, or 21.4 percent, to $130.8 million in the first half of 2003, compared to $166.4 million in the prior year, driven mainly by the decrease in operating income in the U.S. of $38.3 million. The U.S. operating income in the first half of 2003 included a special charge of $5.8 million related to the reduction in the U.S. workforce. The remaining decline in operating income in the U.S. was primarily attributed to the volume declines of 5.3 percent and the higher SD&A expenses as a percentage of net sales for the first half of 2003, as the improvement in net pricing was offset by higher costs of goods sold per unit.

Operating losses in Central Europe decreased $1.4 million to $6.0 million in the first half of 2003, compared to $7.4 million in the prior year. The $1.4 million of operating income improvement in the first half of 2003 can be mainly attributed to the favorable impact of foreign exchange rates of $3.0 million and lower SD&A expenses, offset, in part, by the approximately $2.9 million unfavorable impact of volume declines and the special charges of $0.8 million. In the Caribbean, operating losses decreased to $2.8 million in the first half of 2003, compared to $4.0 million in the prior year.
Interest and Other Expenses

Net interest expense in the first half of 2003 was $37.4 million, compared to the same amount in the prior year. Included in net interest expense in the first half of 2003 was a loss on the early extinguishment of debt of $8.8 million, offset, in part, by a $6.4 million increase in interest income due to the favorable resolution of a tax refund case related to the ESOP, both recorded in the first quarter. In addition, our borrowing costs have benefited from overall lower interest rates. See the “Debt” and “Income taxes” notes to the Condensed Consolidated Financial Statements for further discussion.

We recorded other expense, net, of $1.7 million in the first half of 2003 compared to other expense, net, of $0.8 million reported in the first half of 2002. Included in other expense, net, in the first half of 2002 was the pre-tax gain of $3.5 million resulting from the sale of a parcel of land in downtown Chicago. In the first half of 2003, we recorded an additional gain on the land sale of $2.1 million related to the reduction of certain accruals due to the favorable resolution of related contingencies.

Income Taxes

The effective income tax rate, which is income tax expense expressed as a percentage of income from continuing operations before income taxes, was 36.6 percent for the first half of 2003. Excluding the additional tax accruals recorded of $4.3 million, as well as the tax benefit recorded of $6 million related to the favorable tax settlement that arose from the 1990 termination of our ESOP, the effective tax rate for the first half of 2003 was 38.5 percent, compared to 39 percent in the first half of 2002. See the “Income taxes” note to the Condensed Consolidated Financial Statements for further discussion of the significant items recorded in “Income taxes.”

Income from Continuing Operations

Income from continuing operations decreased $20.1 million to $58.1 million in the first half of 2003, compared to $78.2 million in the first half of 2002. The decline can mainly be attributed to the decline in the U.S. operating performance, as previously discussed, as well as the unfavorable impact of the special charges of $7.4 million ($4.6 million after taxes) recorded during the first half of 2003.

Income from Discontinued Operations

Loss from discontinued operations after taxes of $6 million in 2002 represented a $9.8 million charge for the purchase of certain insurances policies concerning the environmental liabilities related to previously sold subsidiaries.

Contents

Net Income

Net income decreased $14.1 million to $58.1 million in the first half of 2003, compared to $72.2 million in the first half of 2002. The decrease in net income primarily reflected the decline in the operating performance of the U.S. markets, as well as the special charges recorded in the first half of 2003 of $7.4 million. See the previously discussed additional factors impacting net income.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased by $27.4 million to $129.3 million in the first half of 2003, compared to the first half of 2002. The increase in net cash provided by operating activities in the first half of 2003 can be mainly attributed to the decrease in receivables, due in part, to the improved days of credit sales outstanding and the timing of cash receipts.

Investing activities in the first half of 2003 included capital investments of $72.5 million, compared to $112.3 million in the first half of 2002. The decline in capital expenditures was primarily due to planned lower spending on machinery and equipment and vending. We expect our capital spending to be in the range of $160 million to $180 million for the full year 2003.

Our total debt decreased $41.7 million to $1,342.1 million at the end of the second quarter of 2003, from $1,383.8 million at the end of fiscal year 2002. In the first quarter of 2003, we issued $150 million of notes due in March 2013 with a coupon rate of 4.5 percent. Net proceeds from these notes were $146.3 million, which included a discount and issuance costs totaling $2.6 million, and a treasury rate lock settlement payment of $1.1 million. The proceeds were used to redeem $150 million of notes that were issued in March 2001. In February 2003, the investors of the $150 million of notes issued in March 2001 notified us that they wanted to exercise their option to purchase and remarket the notes pursuant to the remarketing agreement, unless we elected to redeem the notes. In March 2003, we redeemed the notes pursuant to the agreement. We paid approximately $164.5 million for the fair value of the debt to be extinguished, net of the reverse treasury rate lock settlement of $3.2 million. In addition, we repaid $125 million of 7.25 percent notes that came due during the first quarter of 2003. During the first half of 2003, we repurchased approximately 4.3 million shares of our common stock for $56.0 million, compared to 0.2 million shares for $3.0 million during the prior year first half. The issuance of common stock from treasury shares for the exercise of stock options resulted in cash inflows of $4.3 million in the first half of 2003, compared to $4.0 million in the first half of 2002.

We have a revolving credit agreement with maximum borrowings of $500 million, which acts as a back-up for our $500 million commercial paper program; accordingly, we have a total of $500 million available under the commercial paper program and revolving credit facility combined. Total commercial paper borrowings were $87 million at the end of the second quarter of 2003. There were no commercial paper borrowings at the end of fiscal year 2002. See the Annual Report on Form 10-K from fiscal year 2002 for a summary of our contractual obligations as of the end of fiscal year 2002. There were no significant changes to such contractual obligations in the first half of 2003. We believe that with our existing operating cash flows, available lines of credit, and the potential for additional debt and equity offerings, we will have sufficient resources to fund our future growth and expansion.

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

Contents

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

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements of expected future developments, as defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this Form 10-Q refer to the expectations regarding continuing operating improvement and other matters. These forward-looking statements reflect our expectations and are based on currently available data; however, actual results are subject to future risks and uncertainties, which could materially affect actual performance. Risks and uncertainties that could affect such future performance include, but are not limited to, the following: competition, including product and pricing pressures; changing trends in consumer tastes; changes in the Company’s relationship and/or support programs with PepsiCo and other brand owners; market acceptance of new product offerings; weather conditions; cost and availability of raw materials; availability of capital; labor and employee benefit costs; unfavorable interest rate and currency fluctuations; costs of legal proceedings; outcomes of environmental claims and litigation; and changes in legislation and general economic, business and political conditions in the countries and territories where the Company operates.

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

Commodity Prices

The risk from commodity price changes relates to our ability to recover higher product costs through price increases to customers, which may be limited due to the competitive pricing environment that exists in the soft drink business. We use derivative financial instruments to hedge price fluctuations for a portion of our aluminum requirements over a specified period of time. Because of the high correlation between commodity prices and our contractual cost of these products, we consider these hedges to be highly effective. As of the end of the second quarter of 2003, we hedged a portion of our anticipated aluminum can purchases through November 2004.

Interest Rates

In the second quarter of 2003, the risk from changes in interest rates was not material to our operations because a significant portion of our debt issues represented fixed rate obligations. Our floating rate exposure relates to changes in the six month LIBOR rate and the overnight Federal Funds rate. Assuming consistent levels of floating rate debt with those held at the end of the second quarter of 2003, a 50 basis point (0.5 percent) change in each of these rates would not have had a significant impact on our second quarter and first half of 2003 interest expense. We have entered into interest rate swaps to convert a portion of our fixed rate debt to floating rate debt. We had cash equivalents throughout the second quarter of 2003, principally invested in money market funds and commercial paper, which were most closely tied to overnight Federal Funds rates. Assuming a change of 50 basis points in the rate of interest associated with our cash equivalents at the end of the second quarter of 2003, interest income for the second quarter and first half of 2003 would not have changed by a significant amount.

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

International operations, based on net sales, represented approximately 17 percent and 15 percent of our total operations in the second quarter and first half of 2003, respectively. A significant portion of the net sales in the Caribbean markets, specifically Puerto Rico, are denominated in U.S. dollars, which is Puerto Rico’s functional currency. Changes in currency exchange rates impact the translation of the results of certain international operations from their local currencies into U.S. dollars. If the currency exchange rates had changed by five percent in the second quarter and first half of 2003, we estimate the impact on reported operating income for those periods would not have been significant. Our estimate reflects the fact that a portion of the international operations costs are denominated in U.S. dollars, including concentrate purchases. This estimate does not take into account the possibility that rates can move in opposite directions and that gains in one category may or may not be offset by losses from another category.

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

Item 4. Submission of Matters to a Vote of Security Holders.

(a) April 24, 2003 Annual Meeting of Shareholders

(b) Election of Directors

The following persons were elected at the Annual Meeting of Shareholders held on April 24, 2003 to serve as directors for the ensuing year:

Brenda C. Barnes	Jarobin Gilbert, Jr.
Herbert M. Baum	Matthew M. McKenna
Richard G. Cline	Lionell L. Nowell III
Pierre S. du Pont	Robert C. Pohlad
Archie R. Dykes

(c) Matters Voted Upon

Proposal 1: Election of Directors

The following votes were recorded with respect to this proposal:

	Votes For	Votes Withheld

Brenda C. Barnes	132,583,202	1,291,789
Herbert M. Baum	132,726,813	1,148,178
Richard G. Cline	133,212,813	662,178
Pierre S. du Pont	132,693,325	1,181,666
Archie R. Dykes	133,023,838	851,153
Jarobin Gilbert, Jr.	132,546,899	1,328,092
Matthew M. McKenna	133,242,759	632,232
Lionell L. Nowell III	133,234,951	640,040
Robert C. Pohlad	132,735,887	1,139,104

Proposal 2: Approval of Independent Public Accountants

The following votes were recorded with respect thereto:

Votes for	131,362,670
Votes against	2,370,520
Votes withheld	0
Votes abstaining	141,801

Total shares voted	133,874,991

Contents

Proposal 3: Shareholder Proposal

The following votes were recorded with respect thereto:

Votes for	9,508,474
Votes against	116,744,402
Votes withheld	7,284,864
Votes abstaining	337,251

Total shares voted	133,874,991

Item 6. Exhibits and Reports on Form 8-K

(a). Exhibits.

See “Exhibit Index.”

(b). Reports on Form 8-K.

On April 2, 2003, the Company filed a Current Report with regards to the Company's press release dated April 1, 2003, "PepsiAmericas' Reiterates Expectations for Fiscal 2003; Announces Reduction in Workforce and Refines First Quarter Expectations."

On April 22, 2003, the Company filed a Current Report with regards to the Company's press release dated April 22, 2003, "PepsiAmericas Reports Earnings Per Share (EPS) Consistent with Previously Announced Expectations."

Contents

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEPSIAMERICAS, INC.

Dated:	August 11, 2003	By:	/s/ G. MICHAEL DURKIN JR.

G. Michael Durkin Jr.
Senior Vice President and Chief Financial Officer
(As Chief Accounting Officer and Duly
Authorized Officer of PepsiAmericas, Inc.)

Contents

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

