Form 10-Q
period 2003-09-27
PEPSIAMERICAS INC/IL/
filed 2003-11-12
CIK 1084230

 Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

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

As of October 31, 2003 the Registrant had 144,329,823 outstanding shares of common stock, par value $0.01 per share, the Registrant's only class of common stock.

Contents

PEPSIAMERICAS, INC. FORM 10-Q THIRD QUARTER 2003

Contents

PEPSIAMERICAS, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited and in millions, except per share data)

	Third Quarter		First Nine Months

	2003	2002	2003	2002

Net sales	$865.0	$874.3	$2,418.0	$2,482.0
Cost of goods sold	494.4	524.6	1,401.6	1,491.9

Gross profit	370.6	349.7	1,016.4	990.1
Selling, delivery and administrative expenses	260.2	247.5	767.5	721.3
Amortization expense	0.1	0.2	0.3	0.5
Special charges, net	(1.0)	(1.1)	6.4	(1.1)

Operating income	111.3	103.1	242.2	269.4
Interest expense, net	(16.8)	(19.2)	(54.2)	(56.6)
Other expense, net	(2.4)	(1.6)	(4.2)	(2.4)

Income from continuing operations before income taxes	92.1	82.3	183.8	210.4
Income taxes	29.6	32.1	63.2	82.0

Income from continuing operations	62.5	50.2	120.6	128.4
Loss from discontinued operations, after taxes	–	–	–	(6.0)

Net income	$62.5	$50.2	$120.6	$122.4

Weighted average common shares:
Basic	142.9	152.2	143.2	153.2
Incremental effect of stock options and awards	1.0	0.5	0.6	0.5

Diluted	143.9	152.7	143.8	153.7

Income (loss) per share - basic:
Continuing operations	$0.44	$0.33	$0.84	$0.84
Discontinued operations	–	–	–	(0.04)

Net income	$0.44	$0.33	$0.84	$0.80

Income (loss) per share - diluted:
Continuing operations	$0.43	$0.33	$0.84	$0.84
Discontinued operations	–	–	–	(0.04)

Net income	$0.43	$0.33	$0.84	$0.80

Cash dividends per share	$–	$–	$0.04	$0.04

See accompanying notes to condensed consolidated financial statements.

Contents

PEPSIAMERICAS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited and in millions, except per share data)

	End of Third Quarter 2003	End of Fiscal Year 2002

ASSETS:
Current assets:
Cash and equivalents	$86.0	$113.8
Receivables	198.9	202.6
Inventories	188.1	170.2
Other current assets	69.1	63.3

Total current assets	542.1	549.9
Property (at cost)	2,044.0	1,977.8
Accumulated depreciation	(950.0)	(847.0)

Net property	1,094.0	1,130.8
Intangible assets, net	1,763.7	1,757.7
Other assets	111.2	124.2

Total assets	$3,511.0	$3,562.6

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Short-term debt, including current maturities of long-term debt	$196.6	$303.1
Payables	208.5	197.9
Other current liabilities	148.8	197.0

Total current liabilities	553.9	698.0

Long-term debt	1,071.7	1,080.7
Deferred income taxes	122.7	82.2
Other liabilities	237.7	253.1

Total liabilities	1,986.0	2,114.0

Shareholders' equity:
Preferred stock ($0.01 par value, 12.5 million shares authorized; no shares issued)	–	–
Common stock ($0.01 par value, 350 million shares authorized; 167.6 million shares issued - 2003 and 2002)	1,534.7	1,538.7
Retained income	402.7	288.0
Unearned stock-based compensation	(9.6)	(8.6)
Accumulated other comprehensive loss:
Cumulative translation adjustment	(7.5)	(9.2)
Net unrealized investment and hedging losses	(3.1)	(9.8)
Minimum pension liability	(27.9)	(27.9)

Accumulated other comprehensive loss	(38.5)	(46.9)
Treasury stock, at cost (23.3 million shares - 2003 and 20.0 million shares - 2002)	(364.3)	(322.6)

Total shareholders' equity	1,525.0	1,448.6

Total liabilities and shareholders' equity	$3,511.0	$3,562.6

See accompanying notes to condensed consolidated financial statements.

Contents

PEPSIAMERICAS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in millions)

	First Nine Months

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$120.6	$128.4
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	131.4	120.2
Deferred income taxes	31.5	39.4
Special charges, net	6.4	(1.1)
Cash outlays related to special charges	(6.5)	(5.0)
Gain on sale of investments	(2.1)	(3.5)
Other	6.6	(1.0)
Changes in assets and liabilities, exclusive of acquisitions and divestitures:
Decrease (increase) in receivables	3.7	(32.9)
Increase in inventories	(17.9)	(6.3)
Increase in payables	(14.7)	(13.7)
Net change in other assets and liabilities	(13.8)	6.0

Net cash provided by operating activities	245.2	230.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(97.9)	(159.4)
Acquisitions, net of cash acquired	(2.5)	(2.9)
Proceeds from sales of investments	6.4	26.5
Proceeds from sales of property	2.9	6.9

Net cash used in investing activities	(91.1)	(128.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) of short-term debt	18.2	(228.4)
Proceeds from issuance of long-term debt	146.3	250.0
Repayment of long-term debt	(279.4)	–
Treasury stock purchases	(66.6)	(56.1)
Issuance of common stock	7.1	4.8
Cash dividends	(5.7)	(6.1)

Net cash used in financing activities	(180.1)	(35.8)

Net cash used in discontinued operations	(1.7)	(14.6)
Effects of exchange rate changes on cash and equivalents	(0.1)	(0.2)

Change in cash and equivalents	(27.8)	51.0
Cash and equivalents at beginning of year	113.8	64.4

Cash and equivalents at end of first nine months	$86.0	$115.4

See accompanying notes to condensed consolidated financial statements.

Contents

PEPSIAMERICAS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Significant Accounting Policies

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

The Company’s fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31; fiscal 2002 ended on December 28, 2002. The Company’s third quarters and first nine months of 2003 and 2002 were based on the thirteen and thirty-nine weeks ended September 27, 2003 and September 28, 2002, respectively. The Company’s business is highly seasonal; accordingly, the operating results of any individual quarter may not be indicative of a full year’s operating results.

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

Options to purchase the following shares were not included in the computation of diluted net income per share because the exercise price was greater than the average market price of the common shares during the related period:

	Third Quarter		First Nine Months

	2003	2002	2003	2002

Shares under options outstanding	8,927,777	8,969,473	9,046,132	8,969,473
Weighted-average exercise price per share	$17.88	$17.89	$17.82	$17.89

Impact of Emerging Issues Task Force Issue No. 02-16 - In the first quarter of 2003, the Company prospectively adopted Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor.” EITF Issue No. 02-16 concludes that certain consideration received by a customer from a vendor is presumed to be a reduction of the price of the vendor’s products, and therefore, should be recorded as a reduction of cost of goods sold when recognized in the customer’s income statement, unless certain criteria are met. This presumption is overcome if the consideration paid to the customer is directly attributable (offsetting) to incremental and separately identifiable expenses incurred elsewhere in the income statement. Prior to the adoption of EITF Issue No. 02-16, bottler incentives (marketing support programs) from brand owners were recognized as an increase to net sales or as a reduction in selling, delivery and administrative expenses (“SD&A”) based on the objectives of the programs and initiatives. In accordance with EITF Issue No. 02-16, the Company recorded certain bottler incentives as a reduction of cost of goods sold beginning in the first quarter of 2003 to properly account for new agreements. Bottler incentives that are directly attributable to incremental expenses incurred are reported as either an increase to net sales or a reduction to SD&A expenses, commensurate with the recognition of the related expense. All other bottler incentives are recognized as a reduction of cost of goods sold when the related products are sold and shipped based on the agreements with vendors.

Contents

Assuming that EITF Issue No. 02-16 had been in place at the beginning of fiscal year 2002, the following adjustments would have been made to our third quarter and first nine months 2002 reported results:

	Third Quarter of 2002	First Nine Months of 2002

Net sales
As reported	$874.3	$2,482.0
EITF Issue No. 02-16 adjustment	(21.3)	(61.5)

Adjusted comparisons	$853.0	$2,420.5

Cost of goods sold
As reported	$524.6	$1,491.9
EITF Issue No. 02-16 adjustment	(33.0)	(96.6)

Adjusted comparisons	$491.6	$1,395.3

SD&A
As reported	$247.5	$721.3
EITF Issue No. 02-16 adjustment	11.7	35.1

Adjusted comparisons	$259.2	$756.4

Reclassifications – Certain amounts in the prior period Condensed Consolidated Financial Statements have been reclassified to conform to the current year presentation.

Recently issued accounting pronouncements – In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates SFAS No. 4 and thus, the criteria in Accounting Principles Board (“APB”) Opinion No. 30 should be applied to determine the classification of gains and losses related to the extinguishment of debt. The Statement was effective beginning in the first quarter of 2003. As a result, the loss on the early extinguishment of debt recorded in the first quarter of 2003 was recognized in “Interest expense, net” in the Condensed Consolidated Income Statement, as the criteria in APB Opinion No. 30 were not met for extraordinary classification. See “Debt” note for further discussion.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured at fair value when the liability is incurred, as opposed to the date management committed to an exit plan. The special charges in the fourth quarter of 2002, related to the marketing and distribution strategy changes in Central Europe, were recorded in compliance with EITF Issue No. 94-3, as the provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The special charges in the first nine months of 2003 were recorded in compliance with SFAS No. 146.

Contents

Stock-based compensation – The Company uses the intrinsic value method of accounting for its stock-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock-based employee compensation cost for options is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. The table (in millions, except per share data) is presented pursuant to amended disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosure.”

	Third Quarter		First Nine Months

	2003	2002	2003	2002

Net income, as reported	$62.5	$50.2	$120.6	$122.4
Deduct: total stock–based employee compensation expense determined under fair value based method for all options, net of tax	(0.8)	(1.0)	(3.0)	(4.0)

Pro forma net income	$61.7	$49.2	$117.6	$118.4

Basic: As reported	$0.44	$0.33	$0.84	$0.80

Pro forma	$0.43	$0.32	$0.82	$0.77

Diluted: As reported	$0.43	$0.33	$0.84	$0.80

Pro forma	$0.43	$0.32	$0.82	$0.77

The Black-Scholes model and the assumptions presented in the following table were used to estimate the fair values of the options granted for the third quarters and first nine months of 2003 and 2002. The weighted-average estimated fair values at the dates of grant of options in the third quarter of 2003 and the third quarter of 2002 were $3.28 and $4.40, respectively. In the first nine months of 2003 and 2002, the weighted–average estimated fair values at the dates of grant of options were $3.28 and $3.90, respectively.

	2003	2002

Risk-free interest rate	2.8%	4.4%
Expected dividend yield	0.3%	0.3%
Expected volatility	26.0%	26.0%
Estimated lives of options (in years)	5.0	5.0

Contents

2.	Special Charges

In the first nine months of 2003, the Company recorded special charges, net, of $6.4 million. In the U.S., the Company recorded $5.8 million in the first quarter of 2003 related to the reduction in workforce. This charge was primarily for severance-related costs, including the acceleration of restricted stock awards.

In Central Europe, the Company recorded special charges of $5.7 million during the fourth quarter of 2002 related to changes in the Company's marketing and distribution strategy in Poland, the Czech Republic and Republic of Slovakia. The Company recorded additional charges related to the marketing and distribution strategy changes of $1.1 million and $1.9 million for the third quarter of 2003 and the first nine months of 2003, respectively. Due to favorable outcomes associated with outstanding lease obligations and severance payments in Poland related to the 2002 charge, the Company recorded a special charge reversal of $2.1 million during the third quarter of 2003.

In the Caribbean, the Company recorded a special charge of $0.8 million during the second quarter of 2003 that consisted mainly of asset write-downs related to the shutdown of the Barbados manufacturing facility. Similar to the changes being made in Central Europe, the Company has rationalized operations in Barbados. Distribution is now outsourced through a local partner and production is sourced from a different manufacturing location.

The following table summarizes activity associated with the special charges (in millions):

	2003 Charge	2002 Charge	2001 Charge	Total

Accrued liabilities as of fiscal year end 2002 (employee-related, lease cancellation and other costs)	$–	$4.3	$0.3	$4.6
U.S. special charges	5.8	–	–	5.8
Central Europe special charges	1.9	–	–	1.9
Caribbean special charges	0.8	–	–	0.8
Asset write-downs	(2.7)	–	–	(2.7)
Acceleration of stock awards vesting	(0.3)	–	–	(0.3)
Expenditures for employee-related and other costs	(5.1)	(0.9)	(0.1)	(6.1)
Expenditures for lease terminations	–	(0.2)	–	(0.2)
Reversal of Central Europe special charges	–	(2.1)	–	(2.1)

Accrued liabilities at the end of the third quarter of 2003	$0.4	$1.1	$0.2	$1.7

The 2003 and 2002 special charges affected approximately 712 employees, of which approximately 252 remain as of the end of the third quarter of 2003. The accrued liabilities remaining as of the end of the third quarter of 2003 are comprised of deferred severance payments and certain employee benefits, lease cancellation costs and other costs. The Company expects to pay a significant portion of the $1.7 million using cash from operations during the next twelve months; accordingly, such amounts are classified as other current liabilities.

Contents

3.	Interest Expense, Net

Interest expense, net, is comprised of the following (in millions):

	Third Quarter				First Nine Months

	2003		2002		2003		2002

Interest expense	$	(17.4)	$	(19.4)	$	(61.5)	$	(57.0)
Interest income		0.6		0.2		7.3		0.4

Interest expense, net	$	(16.8)	$	(19.2)	$	(54.2)	$	(56.6)

In the first nine months of 2003, interest expense included $8.8 million related to the loss on the early extinguishment of debt, which occurred in the first quarter of 2003. See the “Debt” note for further discussion.

Interest income in the first nine months of 2003 included $6.4 million related to the settlement of a tax matter involving the Company's previously terminated Employee Stock Ownership Plan (“ESOP”), which occurred in the first quarter of 2003. See the “Income Taxes” note for further discussion.

4.	Income Taxes

In the first nine months of 2003, the Company recorded a net tax benefit of $7.7 million related to the reversal of certain tax accruals and the settlement of the ESOP tax matter, offset by additional tax liabilities recorded. In the third quarter of 2003, the Company recorded a net tax benefit of $6.0 million related mainly to the reversal of tax liabilities due to the conclusion of various income tax audits through the 1999 tax year. In addition, the Company recorded a reduction to net deferred tax assets of $4.4 million, and a corresponding increase to goodwill, related primarily to the resolution of the above mentioned tax audits, which impacted amounts recorded in purchase accounting. The Company also recorded additional tax accruals of $4.3 million for liabilities arising in the first quarter of 2003.

In the first quarter of 2003, the Company favorably settled a tax refund case for $12.4 million with the U.S. Government that arose from the 1990 termination of the Company’s ESOP. The tax settlement consisted of $6.4 million of interest income ($4.0 million after taxes) and a tax benefit of $6.0 million recorded in “Income taxes.”

Excluding such adjustments to tax liabilities, as well as the ESOP settlement tax benefit, the effective income tax rate for the first nine months of 2003 was 38.5 percent, compared to the prior year first nine months effective tax rate of 39.0 percent.

5.	Comprehensive Income

The Company’s comprehensive income was as follows (in millions):

	Third Quarter		First Nine Months

	2003	2002	2003	2002

Net income	$62.5	$50.2	$120.6	$122.4
Foreign currency translation adjustment	1.0	(4.9)	1.7	4.1
Net unrealized investment and hedging gains (losses)	0.9	(6.8)	6.7	(9.3)

Comprehensive income	$64.4	$38.5	$129.0	$117.2

Contents

Net unrealized investment and hedging gains (losses) are presented net of tax expense of $0.5 million in the third quarter of 2003 and $3.9 million in the first nine months of 2003, respectively, and net of tax benefit of $3.6 million in the third quarter of 2002 and $4.8 million in the first nine months of 2002, respectively.

6.	Inventory

As of the end of the third quarter of 2003, inventory was approximately 44 percent comprised of raw materials and supplies and 56 percent comprised of finished goods. This mix is relatively consistent with the mix of inventory at the end of fiscal year 2002.

7.	Intangible Assets and Goodwill

The changes in the carrying value of goodwill by geographic segment for the first nine months of 2003 were as follows (in millions):

	U.S.	Central Europe	Caribbean	Total

Balance at end of year 2002	$1,706.6	$28.2	$17.1	$1,751.9
Purchase accounting adjustment (see Note 4)	4.4	–	–	4.4
Cumulative translation adjustment	–	2.1	(0.2)	1.9

Balance at end of third quarter of 2003	$1,711.0	$30.3	$16.9	$1,758.2

	End of Third Quarter 2003

	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Non-compete agreements	$1.0	$	(0.6)
Franchise and distribution agreements	3.7		(0.7)

Total	$4.7	$	(1.3)

Unamortized intangible asset:
Pension intangible asset	$2.1

Total	$6.8

8.	Investments

In the second quarter of 2003, the Company entered into an agreement with Grupo Empresarial Mariposa Corporation (“Gemcorp”), a 100% owner of the outstanding shares of the Central American Bottling Corporation (“Cabcorp”), to purchase 3,807 shares of stock of Cabcorp. Three equal annual payments of $2.5 million will be made to Gemcorp beginning in the third quarter of 2003. For each payment made, the Company receives 1,269 shares of Cabcorp stock. After the 3,807 shares of Cabcorp have been received, the Company will have a 1.5% interest in Cabcorp.

In the second quarter of 2002, the Company recorded a $3.5 million gain related to the sale of its interest in a parcel of land in downtown Chicago. The gain is reflected in "Other income (expense), net." The Company received $26.5 million in cash and a $12.0 million promissory note collateralized by a subordinated mortgage related to the sale. An additional $1.4 million, otherwise payable to the Company, was held back in escrow, a portion of which is expected to be recovered when certain conditions are met related to existing environmental matters. The promissory note and escrow balance were recorded at their estimated realizable value, net of allowances of approximately $6.5 million. In addition, the Company recorded $2.5 million of liabilities, net, for certain indemnifications made pursuant to the sale agreement.

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

On September 4, 2003, a new universal shelf registration statement became effective under which $1 billion of debt securities may be offered. The debt securities will be unsecured, senior debt obligations and will rank equally with all other unsecured and unsubordinated indebtedness. No debt securities have been issued from this shelf registration.

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

During the first quarter of 2003, the investors of the $150 million face value 5.79 percent notes notified the Company that they would exercise their option to purchase and resell the notes pursuant to the remarketing agreement, unless the Company elected to redeem the notes. In March 2003, the Company elected to redeem the notes and paid total premiums of $17.7 million in connection with the repurchase. The remaining unamortized premium, including the value of the option net of issuance costs related to the repurchased notes, was $5.7 million. In addition, the Company settled a treasury rate lock agreement related to the repurchased notes and received $3.2 million. See the “Financial Instruments” note for further discussion of this transaction. As a result, the Company recorded a loss on the early extinguishment of debt of $8.8 million in “Interest expense, net” in the first quarter of 2003.

10.	Financial Instruments

The Company uses financial instruments to hedge against volatility in future cash flows on anticipated aluminum can purchases, the prices of which are indexed to aluminum market prices. Realized gains and losses on aluminum hedge contracts are deferred until the related finished products are sold. See “Quantitative and Qualitative Disclosures About Market Risk.”

The Company has hedged a portion of its anticipated aluminum can purchases through November 2004. As of the end of the third quarter of 2003 and fiscal year 2002, the Company had deferred $0.5 million (net of $0.3 million in deferred income taxes) of aluminum hedging gains and $3.3 million (net of $1.9 million in deferred income taxes) of aluminum hedging losses, respectively, in “Accumulated other comprehensive loss.” A majority of the deferred aluminum hedging gains as of third quarter of 2003 will be reclassified into cost of goods sold during the next 18 months.

During the third quarter of 2001 and the third quarter of 2003, the Company entered into interest rate swap contracts with an aggregate notional amount of $200 million and $150 million, respectively, to convert a portion of its fixed rate debt to a floating rate basis, with the objective of reducing overall borrowing costs. These swaps are accounted for as fair value hedges, since they hedge against the change in fair value of fixed rate debt resulting from fluctuations in interest rates. The fair value of the interest rate swaps as of the third quarter of 2003 and fiscal year 2002 was $18.6 million (net of $2.9 million interest receivable), and $20.0 million (net of $1.7 million interest receivable), respectively, which is reflected in “Other long-term assets” on the Condensed Consolidated Balance Sheets, with a corresponding increase in “Long-term debt” representing the change in fair value of the fixed rate debt. The fair value adjustment had no earnings impact since the swaps are considered highly effective in eliminating the interest rate risk of the fixed rate debt they are hedging.

In anticipation of the long-term debt issuances in the third quarter of 2002 and in the first quarter of 2003, the Company entered into a series of treasury rate locks with an aggregate notional amount of $250 million and $150 million, respectively. These treasury rate locks were accounted for as cash flow hedges, as the treasury rate locks hedged against the variability of interest payments on the forecasted issuance of fixed-rate debt attributable to changes in interest rates. The treasury rate locks were settled for $2.5 million and $1.2 million, concurrent with the debt issuances in the third quarter of 2002 and in the first quarter of 2003, respectively. At the end of the third quarter of 2003 and fiscal year 2002, the Company had deferred approximately $1.8 million (net of $1.1 million in deferred income taxes) and $1.6 million (net of $0.9 million in deferred income taxes) of losses, respectively, in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets, as the treasury rate locks were considered highly effective in eliminating the interest rate risk on the forecasted debt issuances. Amounts included in other comprehensive loss are reclassified into earnings commensurate with the recognition of the interest expense on the newly issued debt.

Contents

In addition, in anticipation of the early extinguishment of $150 million of notes in the first quarter of 2003, the Company entered into a reverse treasury rate lock agreement. The reverse treasury rate lock was accounted for as a cash flow hedge, as the reverse treasury rate lock hedged against the variability of interest rates related to the forecasted extinguishment of debt. The reverse treasury rate lock was settled and a payment was received in the first quarter of 2003 for $3.2 million, and recognized in “Interest expense, net” in the Condensed Consolidated Statements of Income as a reduction in the loss on the early extinguishment of debt.

11.	Stock Options and Awards

In February 2003, the Company granted 453,100 restricted shares at a weighted-average fair value (at the date of grant) of $12.01 to key members of management under the Company’s Stock Incentive Plan (the “Plan”). The Company recognized compensation expense of $1.4 million and $1.1 million in the third quarter of 2003 and third quarter of 2002, respectively, related to this grant and previous grants in 2002 and 2001. In the first nine months of 2003 and 2002, the Company recognized compensation expense of $4.2 million and $2.6 million, respectively, for such grants. At the end of third quarter 2003, there were 1,179,641 unvested restricted shares outstanding under the Plan.

12.	Supplemental Cash Flow Information

Net cash provided by operating activities reflected cash payments and receipts for interest and income taxes as follows (in millions):

	First Nine Months

	2003	2002

Interest paid, including debt extinguishment	$79.6	$63.3
Interest received	6.9	0.4
Income taxes paid, net of refunds	14.4	22.6

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

Indemnification obligations related to discontinued operations. Under the agreement pursuant to which the Company sold its subsidiaries, Abex Corporation and Pneumo Abex Corporation (collectively, "Pneumo Abex") in 1988 and a subsequent settlement agreement entered into in September 1991, the Company has assumed indemnification obligations for certain environmental liabilities of Pneumo Abex, net of any insurance recoveries. Pneumo Abex has been and is subject to a number of environmental cleanup proceedings, including proceedings under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 regarding disposal of wastes at on-site and off-site locations. In some proceedings, federal, state and local government agencies are involved and other major corporations have been named as potentially responsible parties. Pneumo Abex also has been and is subject to private claims and lawsuits for remediation of properties currently or previously owned by Pneumo Abex or certain other entities.

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

Because payments by the Trust for finite funding reduce cash required to be paid by the Company for the environmental sites for which the Company has indemnification obligations, the Company recorded the finite funding in "Other assets". The finite funding amounts recorded were $24.5 million and $26.0 million at the end of the third quarter 2003 and fiscal year 2002, respectively, which amounts included $15.8 million and $16.6 million recorded in current assets at the end of the third quarter 2003 and fiscal year 2002, respectively. At the end of the third quarter 2003, the Company had $127.3 million accrued to cover potential indemnification obligations, compared to $138.1 million recorded at the end of fiscal year 2002. Of the total amount accrued, $25.5 million was classified as current liabilities at the end of the third quarter 2003 and at the end of fiscal year 2002. These amounts exclude possible insurance recoveries under policies that were in place prior to insurance policies purchased in the second quarter of 2002, and are determined on an undiscounted cash flow basis. These estimated indemnification liabilities include expenses for the remediation of identified sites, payments to third parties for claims and expenses (including product liability and toxic tort claims), administrative expenses, and the expenses of on-going evaluations and litigation. The Company expects a significant portion of the accrued liabilities will be disbursed during the next 10 years.

Contents

In addition, the Company had $13.3 million and $20.6 million of receivables for future probable amounts to be received from insurance companies and other responsible parties as of the end of the third quarter 2003 and fiscal year 2002, respectively. These amounts are recorded as follows: $3.4 million and $5.3 million were included in "Other current assets" at the end of the third quarter 2003 and fiscal year 2002, respectively, with the remaining $9.9 million and $15.3 million recorded in "Other assets" in the Condensed Consolidated Balance Sheets as of the end of the third quarter 2003 and fiscal year 2002, respectively.

The Company also has certain indemnification obligations related to product liability and toxic tort claims, which emanate out of the 1988 agreement with Pneumo Abex. The sites and product liability and toxic tort claims included in the aggregate accrued liabilities the Company has recorded are described more fully in the Company’s Annual Report on Form 10-K for the fiscal year 2002. No significant changes in the status of those sites or claims occurred and the Company was not notified of any significant new sites or claims during the first nine months of 2003.

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

The following tables present net sales and operating income (loss) of the Company’s geographic segments for the third quarter and first nine months of 2003 and 2002 (in millions). The net sales are as reported and are not adjusted for the impact of EITF Issue No. 02-16 in fiscal year 2002. See the "Significant Accounting Policies" note for further discussion.

	Third Quarter

	Net sales		Operating income

	2003	2002	2003	2002

U.S.	$725.3	$738.6	$102.7	$98.4
Central Europe	90.6	87.3	7.9	5.0
Caribbean	49.1	48.4	0.7	(0.3)

Total	$865.0	$874.3	$111.3	$103.1

Contents

	First Nine Months

	Net sales		Operating income

	2003	2002	2003	2002

U.S.	$2,039.8	$2,119.3	$242.2	$276.2
Central Europe	242.2	231.8	2.0	(2.4)
Caribbean	136.0	130.9	(2.0)	(4.4)

Total	$2,418.0	$2,482.0	$242.2	$269.4

There were no material changes in total assets by geographic segment since the end of fiscal year 2002.

15.	Related Party Transactions

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

In addition, PepsiCo provides various services including the procurement of raw materials and the execution of derivatives contracts associated with certain related raw materials purchases. PepsiCo holds a 39.7 percent equity interest in the Company. See additional discussion of the Company’s related party transactions in the Company’s Annual Report on Form 10-K for the fiscal year 2002.

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

Income Taxes. Our effective income tax rate and the tax bases of our assets and liabilities reflect management‘s best estimate of the outcome of future tax audits. We have established valuation allowances using management’s best judgment where expected results do not support the realization of deferred tax assets.

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

RESULTS OF OPERATIONS 2003 THIRD QUARTER COMPARED WITH 2002 THIRD QUARTER

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

In addition, the discussion that follows includes both reported results, as well as adjusted comparison results, which assume that EITF Issue No. 02-16 had been in effect beginning in the first quarter of 2002. See the “Significant Accounting Policies” note to the Condensed Consolidated Financial Statements for the adjustments and further discussion of the impact of EITF Issue No. 02-16.

Volume

Third quarter 2003 worldwide volume decreased 3.3 percent compared to the prior year third quarter. The decline in worldwide volume was attributed to a volume decline in the U.S. of 3.7 percent and lower volumes in Central Europe. Central Europe volumes declined 3.2 percent in the third quarter of 2003, while Caribbean volume grew 1.4 percent.

Contents

The decline in U.S. volume of 3.7 percent in the third quarter of 2003 reflected continued softness across all channels and weakness in trademark Pepsi. Trademark Pepsi decreased in the low single digits in the third quarter of 2003 compared to prior year, improving from the mid single-digit decline in the second quarter of 2003 compared to prior year. Trademark Pepsi volumes benefited from the introduction of Pepsi Vanilla in the third quarter of 2003 and modest growth in Diet Pepsi, offset by continued softness in brand Pepsi. Trademark Mountain Dew volumes were down in the low single digits driven by volume declines in brand Mountain Dew and the lapping of the successful launch of Mountain Dew Code Red in the prior year, offset by the continued success of Mountain Dew LiveWire and volume growth in Diet Mountain Dew. Trademark Pepsi and trademark Mountain Dew accounted for approximately 75 percent of our volume in the third quarter of 2003. Sierra Mist volume continued to achieve strong double-digit growth, while Aquafina volumes declined in the mid single digits for the second consecutive quarter. We expect the strong marketing calendar and package innovation scheduled for the fourth quarter of 2003, as well as the comparison to softer volumes in the prior year fourth quarter, to improve our volume trends for the balance of the year.

Total volume in Central Europe decreased 3.2 percent in the third quarter of 2003, driven mainly by volume declines in water, as volumes in core carbonated soft drink and new age beverages remained strong, growing in the low single digits. Volumes in the Caribbean increased 1.4 percent compared to the same period last year primarily reflecting strong volume growth in Puerto Rico.

Net Sales

Net sales decreased $9.3 million, or 1.1 percent, to $865.0 million in the third quarter of 2003 compared to $874.3 million the third quarter of 2002. On a comparable basis, assuming that EITF Issue No. 02-16 had been in effect during 2002, net sales would have increased $12.0 million, or 1.4 percent, in the third quarter of 2003, compared to the prior year third quarter, primarily reflecting increased net pricing in the U.S. and favorable foreign exchange rates in Central Europe, offset, in part, by volume declines in the U.S. and Central Europe.

Net sales in the U.S. for the third quarter of 2003 decreased $13.3 million to $725.3 million from $738.6 million in the prior year third quarter. On a comparable basis, assuming that EITF Issue No. 02-16 had been in effect during 2002, net sales would have increased $8.0 million, or 1.1 percent, primarily the result of the 3.8 percent increase in net pricing, offset, in part, by the 3.7 percent decline in volume. The improvement in net pricing was driven by price increases of 3.3 percent and package mix contribution of 0.5 percent, and the improved net pricing is expected to continue for the balance of the year.

The increase in Central Europe net sales of $3.3 million, or 3.8 percent, to $90.6 million in the third quarter of 2003 from $87.3 million in the prior year third quarter resulted from an increase in net pricing and favorable foreign exchange rates, offset by a 3.2 percent decline in volume. The favorable foreign exchange rates contributed approximately $6.1 million to Central Europe’s net sales in the third quarter of 2003. Net sales benefited from higher net pricing, primarily in Hungary.

Net sales in the Caribbean increased 1.4 percent in the third quarter of 2003 to $49.1 million from $48.4 million in the prior year third quarter. The increase in net sales resulted from volume growth of 1.4 percent related mainly to Puerto Rico, as net pricing for the Caribbean remained relatively flat.

Cost of Goods Sold

Cost of goods sold decreased $30.2 million, or 5.8 percent, to $494.4 million in the third quarter of 2003 from $524.6 million in the prior year third quarter. Assuming that EITF Issue No. 02-16 had been in effect during 2002, cost of goods sold would have increased $2.8 million, or 0.6 percent.

In the U.S., cost of goods sold decreased $31.0 million, to $407.1 million in the third quarter of 2003 from $438.1 million in the prior year third quarter. On a comparable basis, assuming that EITF Issue No. 02-16 had been in effect during 2002, costs of goods sold would have increased $1.0 million, or 0.2 percent, due to a higher cost of goods sold per unit. The increase in cost of goods sold per unit in the U.S. primarily reflected higher concentrate costs and increased ingredient and packaging costs related to product mix. Concentrate costs in 2003, which represent approximately 40 percent of total product costs in the U.S., will continue to be higher, as PepsiCo concentrate prices increased by approximately 2 percent, effective for one year, beginning February 2003.

Contents

In Central Europe, cost of goods sold increased $0.6 million, or 1.2 percent, to $50.7 million in the third quarter of 2003, compared to $50.1 million in the prior year third quarter. Assuming that EITF Issue No. 02-16 had been in effect during 2002, Central Europe cost of goods sold would have increased $1.6 million in the third quarter of 2003, compared to the prior year. Cost of goods sold increased mainly due to the unfavorable impact of foreign exchange rates, as the increase in cost of goods sold due primarily to higher concentrate costs was approximately offsetting to the lower cost of goods sold based on volume declines.

In the Caribbean, cost of goods sold increased $0.2 million, or 0.5 percent, to $36.6 million in the third quarter of 2003, compared to $36.4 million in the third quarter of 2002, driven mainly by the increase in volume of 1.4 percent, offset, in part, by a reduction in ingredient and packaging costs.

Selling, Delivery and Administrative Expenses

In the third quarter of 2003, SD&A expenses increased $12.7 million, or 5.1 percent, to $260.2 million from $247.5 million in the comparable period of the previous year. On a comparable basis, assuming that EITF Issue No. 02-16 had been in effect in 2002, SD&A increased $1.0 million, or 0.4 percent and, as a percentage of net sales, SD&A expenses decreased to 30.1 percent in the third quarter of 2003, compared to 30.4 percent in the prior year third quarter. The decline in SD&A as a percentage of net sales was primarily attributed to lower operating costs achieved internationally, as the SD&A as a percentage of net sales remained flat in the U.S. compared to the prior year third quarter.

In the U.S., SD&A expenses increased $13.4 million to $215.3 million in the third quarter of 2003, compared to $201.9 million in the prior year third quarter. On a comparable basis, assuming that EITF Issue No. 02-16 had been in effect in 2002, SD&A expenses increased $2.7 million or 1.3 percent. On a comparable basis, SD&A expenses as a percentage of net sales remained flat at 29.7 percent compared to the prior year third quarter, mainly as a result of the realization of our cost containment initiatives.

In Central Europe, SD&A expenses decreased $0.2 million, or 0.6 percent, to $33.1 million from $33.3 million in the prior year third quarter. Excluding the $1.7 million unfavorable impact of foreign currency rates and the $1.0 million unfavorable impact of the adoption of EITF Issue No. 02-16 in 2003, SD&A expenses declined $2.9 million in the third quarter of 2003, compared to the prior year third quarter. The lower SD&A costs can be mainly attributed to the successful rationalization of costs in the Central Europe operations through the use of an alternative distribution method in certain markets in Hungary implemented in the previous year, and the continued rollout of such a distribution method in Poland, the Czech Republic, and Republic of Slovakia in the current year. SD&A expenses in the Caribbean decreased $0.5 million to $11.8 million in the third quarter of 2003, and improved as a percentage of net sales.

Special Charges

In the third quarter of 2003, we recorded a $1.0 million net reversal in special charges related to the continued modification of Central Europe’s distribution method. The net reversal in special charges resulted primarily from favorable outcomes associated with outstanding lease obligations and severance payments which combined totaled approximately $2.1 million, offset, in part, by additional charges of $1.1 million. This compares to a net special charge reversal of $1.1 million in the third quarter of 2002 of excess severance and related exit costs related to previously recorded special charges in Poland.

Operating Income

Operating income increased $8.2 million, or 8.0 percent, to $111.3 million in the third quarter of 2003, compared to $103.1 million in the prior year third quarter, driven by a $4.3 million increase in operating income in the U.S. and an increase in international operating income of $3.9 million. The increase in operating income in the U.S. was primarily attributed to higher gross margins due to improved net pricing compared to the prior year, which offset the impact of lower volumes, and the modest SD&A expense increase.

Contents

Operating income in Central Europe increased $2.9 million to $7.9 million in the third quarter of 2003, compared to $5.0 million in the prior year third quarter, due to lower SD&A expenses and the favorable impact of foreign exchange rates of approximately $1.3 million, as the favorable impact of the net special charge reversals were approximately offsetting as discussed above in “Special Charges.” Operational performance in the Caribbean improved, as operating income in the Caribbean of $0.7 million in the third quarter of 2003 was $1.0 million higher than the operating losses of $0.3 million in the prior year.

Interest and Other Expenses

Net interest expense decreased $2.4 million in the third quarter of 2003 to $16.8 million, compared to $19.2 million in the prior year third quarter, due mainly to the overall lower interest rates benefiting our borrowing costs on short-term borrowings and our floating rate long-term debt, as well as the refinancing of a portion of our fixed rate long-term debt in the first quarter of 2003.

We recorded other expense, net, of $2.4 million in the third quarter of 2003 compared to other expense, net, of $1.6 million reported in the third quarter of 2002.

Income Taxes

In the third quarter of 2003, we recorded a net reversal of tax accruals of $6.0 million related primarily to the conclusion of various income tax audits through the 1999 tax year. Excluding such adjustments to certain tax accruals, the effective income tax rate, which is income tax expense expressed as a percentage of income from continuing operations before income taxes, was 38.5 percent for the third quarter of 2003, compared to 39.0 percent in the third quarter of 2002.

Net Income

Net income increased $12.3 million to $62.5 million in the third quarter of 2003, compared to $50.2 million in the third quarter of 2002. The increase can be attributed, in part, to lower interest expense and the $6.0 million favorable impact related to certain income tax accrual adjustments. Operational factors impacting net income were previously discussed, which included the favorable impact of changes in foreign exchange rates in Central Europe.

Contents

RESULTS OF OPERATIONS 2003 FIRST NINE MONTHS COMPARED WITH 2002 FIRST NINE MONTHS

Volume

Worldwide volume for the first nine months of 2003 decreased 4.3 percent, which included volume declines of 4.7 percent in the U.S. and 5.1 percent in Central Europe, offset by an increase in Caribbean volume of 5.1 percent. The decrease in worldwide volumes in the first nine months was mainly due to the weak first quarter of 2003, the continued impact of operating in a soft retail environment, and the lower volumes experienced in brand Pepsi and brand Mountain Dew in the U.S. markets.

The decline in U.S. volume of 4.7 percent in the first nine months of 2003 reflected continued softness in volume on our core brands, Pepsi and Mountain Dew, as well as the impact of lapping strong volumes driven by product innovation in the first nine months of last year. We experienced softness across all channels, including continued volume declines in the small format channel. From a brand perspective, the decline in U.S. volume included mid single-digit declines in trademark Pepsi, driven mainly by lower volumes in brand Pepsi, offset, in part, by the introduction of Pepsi Vanilla in the third quarter of 2003. The low single-digit declines in trademark Mountain Dew reflected lower volumes in brand Mountain Dew, offset, in part, by the introduction of LiveWire in the second quarter of 2003 and volume increases in Diet Mountain Dew. In the first nine months of 2003, we continued to achieve growth in Sierra Mist and trademark Lipton. Trademark Aquafina volumes were relatively flat compared to the same period in the prior year.

Total volume in Central Europe decreased 5.1 percent in the first nine months of 2003, due mainly to continued competitive pressures in the water and carbonated soft drink categories, lapping strong volumes in the prior year, as well as the double-digit volume declines experienced in the first quarter, driven in part by poor weather conditions in certain markets.

Total volume in the Caribbean increased 5.1 percent compared to the same period last year primarily reflecting volume improvements in Puerto Rico and Jamaica.

Net Sales

Net sales decreased $64.0 million, or 2.6 percent, to $2,418.0 million compared to $2,482.0 million the first nine months of 2002. On a comparable basis, assuming that EITF Issue No. 02-16 had been in effect during 2002, net sales decreased $2.5 million, or 0.1 percent, in the first nine months of 2003, compared to the same period in the prior year, primarily reflecting decreased volumes in both the U.S. and Central Europe offset, in part, by increased net pricing in the U.S. and favorable foreign exchange rates in Central Europe.

Net sales in the U.S. for the first nine months of 2003 decreased $79.5 million to $2,039.8 million from $2,119.3 million in the prior year. On a comparable basis, assuming that EITF Issue No. 02-16 had been in effect during 2002, net sales would have decreased $18.0 million, or approximately 1.0 percent over the same period in the prior year. The decline in U.S. net sales was the result of lower volumes in the first nine months of 2003 versus the same period of 2002. The impact of the volume decline in the first nine months of 2003 was offset, in part, by a 3.1 percent increase in net pricing. The improvement in net pricing was driven by price increases of approximately 2.1 percent and package mix contribution of 1.0 percent.

Net sales in Central Europe increased $10.4 million, or 4.5 percent, to $242.2 million in the first nine months of 2003 from $231.8 million in the prior year. The increase was attributed to the favorable impact of changes in foreign exchange rates of $24.4 million. Net sales in the first nine months of 2003 compared to the same period in the prior year were negatively impacted by lower volumes and the decline in net pricing, due mainly to the competitive pricing pressures experienced in Poland in the second quarter of 2003, as well as significantly lower co-packing revenue in the Czech Republic in the first nine months of 2003.

Caribbean net sales increased 3.9 percent in the first nine months of 2003 to $136.0 million from $130.9 million in the prior year first nine months. The increase in net sales resulted mainly from volume growth of 5.1 percent, primarily driven by growth in Puerto Rico and Jamaica.

Contents

Cost of Goods Sold

Cost of goods sold decreased $90.3 million, or 6.1 percent, to $1,401.6 million in the first nine months of 2003 from $1,491.9 million in the comparable period last year. Assuming that EITF Issue No. 02-16 had been in effect during 2002, cost of goods sold would have increased $6.3 million, or 0.5 percent.

In the U.S., cost of goods sold decreased $96.9 million, to $1,160.4 million in the first nine months of 2003 from $1,257.3 million in the first nine months of 2002. On a comparable basis, assuming that EITF Issue No. 02-16 had been in effect during 2002, costs of goods sold would have decreased $3.3 million, or 0.3 percent. The decrease in cost of goods sold can be attributed primarily to the decline in U.S. volume of 4.7 percent, offset, in part, by an increase in the cost of goods sold per unit. The increase in cost of goods sold per unit in the U.S. reflected higher concentrate costs, increased costs related to product mix, as well as decreases in brand owner funding as a result of the declines in sales volume. Concentrate costs in 2003 will continue to be higher, as PepsiCo concentrate prices increased by approximately 2 percent, effective for one year, beginning February 2003.

In Central Europe, cost of goods sold increased $2.4 million, or 1.8 percent, to $138.3 million in the first nine months of 2003, compared to $135.9 million in the same period in the previous year. Assuming that EITF Issue No. 02-16 had been in effect during 2002, Central Europe cost of goods sold would have increased $5.4 million in the first nine months of 2003, compared to the prior year, due primarily to the unfavorable impact of foreign exchange rates of $12.3 million. Excluding the impact of foreign exchange rates and on a comparable basis, cost of goods sold decreased $6.9 million, or 5.2 percent, which can be primarily attributed to the volume decline of 5.1 percent for the first nine months of 2003.

In the Caribbean, cost of goods sold increased $4.2 million, or 4.3 percent, to $102.9 million in the first nine months of 2003, compared to $98.7 million in the first nine months of 2002, driven mainly by the increase in volume of 5.1 percent.

Selling, Delivery and Administrative Expenses

In the first nine months of 2003, SD&A expenses increased $46.2 million, or 6.4 percent, to $767.5 million from $721.3 million in the comparable period of the previous year. On a comparable basis, assuming that EITF Issue No. 02-16 had been in effect in 2002, SD&A expenses would have increased $11.1 million, or 1.5 percent and, as a percentage of net sales, SD&A expenses increased to 31.7 percent in the first nine months of 2003, compared to 31.2 percent in the prior year first nine months.

In the U.S., SD&A expenses increased $45.8 million to $631.1 million in the first nine months of 2003, compared to $585.3 million in the prior year first nine months. On a comparable basis, assuming that EITF Issue No. 02-16 had been in effect in 2002, SD&A expenses would have increased $13.7 million or 2.2 percent. As a percentage of net sales and on a comparable basis, SD&A expenses increased to approximately 30.9 percent, compared to 30.0 percent. The increase in SD&A expenses was primarily attributed to higher insurance costs and depreciation expense.

In Central Europe, SD&A expenses increased $2.7 million to $102.1 million in the first nine months of 2003 from $99.4 million in the prior year first nine months. Excluding the $8.0 million unfavorable impact of foreign currency rates and the $3.0 million unfavorable impact of the adoption of EITF Issue No. 02-16 in 2003, SD&A expenses would have declined $8.3 million in the first nine months of 2003, compared to the prior year first nine months, primarily driven by cost savings in Poland and Hungary related, in part, to the migration to an alternative marketing and distribution strategy. SD&A expenses in the Caribbean decreased $2.3 million to $34.3 million in the first nine months of 2003, and improved as a percentage of net sales.

Special Charges

In the first nine months of 2003, the Company recorded special charges, net, of $6.4 million, including the $5.8 million charge in the U.S. related to the reduction in workforce, and net charges of $0.6 million related to the changes in the production, marketing and distribution strategies in the international operations. The U.S. special charge of $5.8 million consisted mainly of severance related costs, including the acceleration of restricted stock awards, associated with the announced reduction in our U.S. workforce in the first quarter of 2003.

Central Europe recorded special charges of $1.9 million in the first nine months of 2003 related to the modification of the distribution method in Poland, the Czech Republic, and Republic of Slovakia, offset by a $2.1 million reversal of special charges recorded in the third quarter of 2003 related to the favorable outcomes associated with outstanding lease obligations and severance payments. In the Caribbean, we recorded special charges of $0.8 million that consisted mainly of asset write-downs related to the shutdown of the Barbados manufacturing facility. Similar to the distribution changes we are making in Central Europe, we have rationalized our operation in Barbados. We are now outsourcing our distribution through a local partner and sourcing production from a different manufacturing location.

Contents

Operating Income

Operating income decreased $27.2 million, or 10.1 percent, to $242.2 million in the first nine months of 2003, compared to $269.4 million in the first nine months of 2002, driven mainly by the decrease in operating income in the U.S. of $34.0 million. The U.S. operating income in the first nine months of 2003 included a special charge of $5.8 million related to the reduction in the U.S. workforce. The remaining decline in operating income in the U.S. was primarily attributed to the volume declines of 4.7 percent and the higher SD&A expenses as a percentage of net sales, driven mainly by results in the first quarter of 2003, as the improvement in net pricing was offset by higher costs of goods sold per unit for the first nine months of 2003.

Operating income in Central Europe increased $4.4 million to $2.0 million in the first nine months of 2003, compared to a loss of $2.4 million in the same period in the previous year. The improvement was primarily attributed to favorable changes in foreign exchange rates, which contributed $4.4 million to the operating income improvement. Lower SD&A expenses were offset by the impact of lower volumes, the lower gross margin related to the loss of the co-packing arrangement in the Czech Republic, as well as the year-over-year unfavorable impact of special charges of approximately $0.9 million. In the Caribbean, operating losses decreased to $2.0 million in the first nine months of 2003, compared to $4.4 million in the prior year.

Interest and Other Expenses

Net interest expense in the first nine months of 2003 was $54.2 million, compared to $56.6 million in the same period in the prior year. Included in net interest expense in the first nine months of 2003 was a loss on the early extinguishment of debt of $8.8 million, offset, in part, by a $6.4 million increase in interest income due to the favorable resolution of a tax refund case related to our previous Employee Stock Ownership Plan ("ESOP"), both recorded in the first quarter. In addition, our borrowing costs have benefited from overall lower interest rates and the refinancing of a portion of our fixed rate debt in the first quarter of 2003. See the “Debt” and “Income taxes” notes to the Condensed Consolidated Financial Statements for further discussion.

We recorded other expense, net, of $4.2 million in the first nine months of 2003 compared to other expense, net, of $2.4 million reported in the first nine months of 2002. Included in other expense, net, in the first nine months of 2002 was a pre-tax gain of $3.5 million resulting from the sale of a parcel of land in downtown Chicago. In the first nine months of 2003, we recorded an additional gain on the same land sale of $2.1 million related to the reduction of certain accruals due to the favorable resolution of related contingencies.

Income Taxes

The effective income tax rate was 34.4 percent for the first nine months of 2003. Excluding the additional tax accruals recorded of $4.3 million in the first quarter, the tax benefit recorded of $6.0 million related to the favorable tax settlement that arose from the 1990 termination of our ESOP in the first quarter, and the net reversal of tax accruals of $6.0 million related primarily to the conclusion of various income tax audits through the 1999 tax year in the third quarter, the effective tax rate for the first nine months of 2003 was 38.5 percent, compared to 39.0 percent in the first nine months of 2002. See the “Income Taxes” note to the Condensed Consolidated Financial Statements for further discussion of the significant items recorded in “Income taxes.”

Income from Continuing Operations

Income from continuing operations decreased $7.8 million to $120.6 million in the first nine months of 2003, compared to $128.4 million in the first nine months of 2002. The decline can mainly be attributed to the decline in the U.S. operating performance driven mainly by the poor results of the first quarter of 2003, as previously discussed, as well as the unfavorable impact of special charges of $6.4 million recorded during the first nine months of 2003, compared to a net reversal of special charges of $1.1 million in the first nine months of 2002.

Income from Discontinued Operations

Loss from discontinued operations after taxes of $6.0 million in 2002 represented a $9.8 million charge for the purchase of certain insurances policies concerning the environmental liabilities related to previously sold subsidiaries. See the "Environmental and Other Commitments and Contingencies" note to the Condensed Consolidated Financial Statements for further discussion.

Contents

Net Income

Net income decreased $1.8 million to $120.6 million in the first nine months of 2003, compared to $122.4 million in the first nine months of 2002. The decrease in net income primarily reflected the decline in the operating performance of the U.S. markets and the year-over-year unfavorable impact of special charges of $7.5 million ($4.6 million after taxes), offset by the loss from discontinued operations net of taxes of $6.0 million that was recorded in the first nine months of 2002. See the previously discussed additional factors impacting operating performance in the U.S. and net income.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased by $14.7 million to $245.2 million in the first nine months of 2003, compared to $230.5 million in the first nine months of 2002. The increase in net cash provided by operating activities in the first nine months of 2003 can be mainly attributed to the decrease in receivables, due in part, to the improved days of credit sales outstanding and the timing of cash receipts, offset by an increase in other assets and liabilities due mainly to timing of cash payments.

Investing activities in the first nine months of 2003 included capital investments of $97.9 million, compared to $159.4 million in the first nine months of 2002. The decline in capital expenditures was primarily due to planned lower spending on machinery and equipment and vending. We expect our capital spending to be in the range of $155 million to $175 million for the full year 2003. In addition, investing activities included an investment of $2.5 million in Central American Bottling Corporation ("Cabcorp"), a Guatemalan company (see the "Investments" note in the Condensed Consolidated Financial Statements for further discussion of this transaction). We have made a commitment to pay additional amounts of $2.5 million per year in 2004 and 2005 associated with this transaction.

Our total debt decreased $115.5 million to $1,268.3 million at the end of the third quarter of 2003, from $1,383.8 million at the end of fiscal year 2002. In the first quarter of 2003, we issued $150 million of notes due in March 2013 with a coupon rate of 4.5 percent. Net proceeds from these notes were $146.3 million, which reflected the reduction for discount and issuance costs totaling $2.6 million, as well as a treasury rate lock settlement payment of $1.1 million. The proceeds were used to redeem $150 million of notes that were issued in March 2001. In February 2003, the investors of the $150 million of notes issued in March 2001 notified us that they wanted to exercise their option to purchase and remarket the notes pursuant to the remarketing agreement, unless we elected to redeem the notes. In March 2003, we redeemed the notes pursuant to the agreement. We paid approximately $164.5 million for the fair value of the debt to be extinguished, net of the reverse treasury rate lock settlement of $3.2 million. In addition, we repaid $125 million of 7.25 percent notes that came due during the first quarter of 2003. During the first nine months of 2003, we repurchased approximately 4.3 million shares of our common stock for $56.0 million, compared to 3.9 million shares for $56.1 million during the first nine months of 2002. In addition, during 2003 we paid $10.6 million relating to treasury stock purchases that were unsettled and included in Other current liabilities at the end of 2002. The issuance of common stock from treasury shares for the exercise of stock options resulted in cash inflows of $7.1 million in the first nine months of 2003, compared to $4.8 million in the first nine months of 2002.

We have a revolving credit agreement with maximum borrowings of $500 million, which acts as a back-up for our $500 million commercial paper program; accordingly, we have a total of $500 million available under the commercial paper program and revolving credit facility combined. Total commercial paper borrowings were $21.5 million at the end of the third quarter of 2003. There were no commercial paper borrowings at the end of fiscal year 2002. In the third quarter of 2003, we effected a new universal shelf registration under which $1 billion of debt securities can be offered. The debt securities will be unsecured, senior debt obligations and will rank equally with all other unsecured and unsubordinated indebtedness. No debt securities have been issued from this shelf registration.

See the Annual Report on Form 10-K from fiscal year 2002 for a summary of our contractual obligations as of the end of fiscal year 2002. There were no significant changes to such contractual obligations in the first nine months of 2003, except as discussed above related to our extinguishment and issuance of new debt and our new investment in Cabcorp. We believe that our existing operating cash flows are sufficient to fund our existing operations for the foreseeable future. In addition, we believe that with our existing operating cash flows, available lines of credit, and the potential for additional debt and equity offerings, we will have sufficient resources to fund our future growth and expansion.

RELATED PARTY TRANSACTIONS

We are a licensed producer and distributor of Pepsi carbonated soft drinks and other non-alcoholic beverages. We purchase concentrate from PepsiCo to be used in the production of Pepsi carbonated soft drinks and other non-alcoholic beverages. PepsiCo also provides us with various forms of bottler incentives (marketing support programs) to promote Pepsi’s brands. These bottler incentives cover a variety of initiatives, including marketplace support, equipment-related programs, and shared media and advertising support, and are recorded pursuant to EITF Issue No. 02-16. See the “Significant Accounting Policies” note to the Condensed Consolidated Financial Statements for further discussion of bottler incentives. There are no conditions or requirements which could result in the repayment of any support payments received by us.

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

In addition, we have entered into various transactions with Pohlad Companies and its subsidiaries. Robert C. Pohlad, our Chairman and Chief Executive Officer, is the President and owner of approximately 33 percent of the capital stock of Pohlad Companies.

See the Annual Report on Form 10-K for fiscal year 2002 for further discussion of related party transactions.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements of expected future developments, as defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this Form 10-Q refer to the expectations regarding continuing operating improvement and other matters. These forward-looking statements reflect our expectations and are based on currently available data; however, actual results are subject to future risks and uncertainties, which could materially affect actual performance. Risks and uncertainties that could affect such future performance include, but are not limited to, the following: competition, including product and pricing pressures; changing trends in consumer tastes; changes in the our relationship and/or support programs with PepsiCo and other brand owners; market acceptance of new product offerings; weather conditions; cost and availability of raw materials; availability of capital; labor and employee benefit costs; unfavorable interest rate and currency fluctuations; costs of legal proceedings; outcomes of environmental claims and litigation; and changes in legislation and general economic, business and political conditions in the countries and territories where we operate.

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

Commodity Prices

The risk from commodity price changes relates to our ability to recover higher product costs through price increases to customers, which may be limited due to the competitive pricing environment that exists in the soft drink business. We use derivative financial instruments to hedge price fluctuations for a portion of our aluminum requirements over a specified period of time. Because of the high correlation between commodity prices and our contractual cost of these products, we consider these hedges to be highly effective. As of the end of the third quarter of 2003, we hedged a portion of our anticipated aluminum can purchases through November 2004.

Interest Rates

In the third quarter of 2003, the risk from changes in interest rates was not material to our operations because a significant portion of our debt issues represented fixed rate obligations. Our floating rate exposure relates to changes in the six month LIBOR rate and the overnight Federal Funds rate. Assuming consistent levels of floating rate debt with those held at the end of the third quarter of 2003, a 50 basis point (0.5 percent) change in each of these rates would not have had a significant impact on our third quarter and first nine months of 2003 interest expense. We have entered into interest rate swaps to convert a portion of our fixed rate debt to floating rate debt. We had cash equivalents throughout the third quarter of 2003, principally invested in money market funds and commercial paper, which were most closely tied to overnight Federal Funds rates. Assuming a change of 50 basis points in the rate of interest associated with our cash equivalents at the end of the third quarter of 2003, interest income for the third quarter and first nine months of 2003 would not have changed by a significant amount.

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

International operations, based on net sales, represented approximately 16 percent of our total operations in the third quarter and first nine months of 2003, respectively. A significant portion of the net sales in the Caribbean markets, specifically Puerto Rico, are denominated in U.S. dollars, which is Puerto Rico’s functional currency. Changes in currency exchange rates impact the translation of the results of certain international operations from their local currencies into U.S. dollars. If the currency exchange rates had changed by five percent in the third quarter and first nine months of 2003, we estimate the impact on reported operating income for those periods would not have been significant. Our estimate reflects the fact that a portion of the international operations costs are denominated in U.S. dollars, including concentrate purchases. This estimate does not take into account the possibility that rates can move in opposite directions and that gains in one category may or may not be offset by losses from another category.

Item 4. Controls and Procedures.

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings.

During the third quarter of 2003, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Contents

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

No material changes to be reported for the third quarter of 2003.

Item 6. Exhibits and Reports on Form 8-K

(a). Exhibits.

See “Exhibit Index.”

(b). Reports on Form 8-K.

On July 23, 2003, the Company furnished a Current Report with regards to the Company's press release dated July 23, 2003, "PepsiAmericas Reports Higher Earnings Per Share (EPS) for Second Quarter 2003."

Contents

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEPSIAMERICAS, INC.

Dated:	November 12, 2003	By:	/s/ G. MICHAEL DURKIN, JR.

G. Michael Durkin, Jr.
Senior Vice President and Chief Financial Officer
(As Chief Accounting Officer and Duly
Authorized Officer of PepsiAmericas, Inc.)

Contents

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

