Form 10-K
period 2004-01-03
PEPSIAMERICAS INC/IL/
filed 2004-03-15
CIK 1084230

 Index
2003

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2004.

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

      As of June 28, 2003, the aggregate market value of the registrant's common stock held by non-affiliates was $1,815.1 million (based on the closing sale price of the registrant's common stock as reported on the New York Stock Exchange). The number of shares of common stock outstanding at that date was 144,054,186 shares.

The number of shares of common stock outstanding as of March 1, 2004 was 145,851,322.

DOCUMENTS INCORPORATED BY REFERENCE

      Information required by Part III of this document is incorporated by reference to specified portions of the registrant's definitive proxy statement for the annual meeting of shareholders to be held April 22, 2004.

Index

PART I

Item 1. Business.

General

On November 30, 2000, Whitman Corporation merged with PepsiAmericas, Inc. (the “former PepsiAmericas”), and in January 2001, the combined entity changed its name to PepsiAmericas, Inc. (collectively referred to as “PepsiAmericas,” “we,” “our” and “us”). We manufacture, distribute and market a broad portfolio of beverage products in the United States ("U.S."), Central Europe and the Caribbean.

We account for approximately 19 percent of all Pepsi-Cola beverage products sold in the U.S. We serve a significant portion of an 18 state region, primarily in the Midwest. Outside the U.S., we serve Central European and Caribbean markets, including Poland, Hungary, the Czech Republic, Republic of Slovakia, Puerto Rico, Jamaica, Barbados, the Bahamas, and Trinidad and Tobago. We serve areas with a total population of more than 118 million people.

We sell a variety of brands that we bottle under licenses from PepsiCo, Inc. (“PepsiCo”) or PepsiCo joint ventures which accounted for approximately 92 percent of our total volume in 2003. In some territories, we manufacture, package, sell and distribute products under brands licensed by companies other than PepsiCo, and in some territories we distribute our own brands, such as the Toma brands in Central Europe (see “Products and Packaging”).

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

Our annual, quarterly and current reports, and all amendments to those reports, are included on our website at www.pepsiamericas.com, and are made available, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Our corporate governance guidelines, code of business conduct and ethics and key committee charters are available on our website and in print upon written request to PepsiAmericas, Inc., 4000 Dain Rauscher Plaza, 60 South Sixth Street, Minneapolis, Minnesota 55402, Attention: Investor Relations.

Relationship with PepsiCo

PepsiCo held, directly and indirectly, 39.9 percent of PepsiAmericas’ outstanding common stock as of fiscal year end 2003.

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

We purchase concentrate from PepsiCo and manufacture, package, distribute and sell carbonated and non-carbonated beverages under various bottling agreements with PepsiCo. These agreements give us the right to manufacture, package, sell and distribute beverage products of PepsiCo in both bottles and cans and fountain syrup in specified territories. These agreements provide PepsiCo with the ability to set prices of concentrates, as well as the terms of payment and other terms and conditions under which we purchase such concentrates. See “Franchise Agreements” for discussion of significant agreements. We also purchase finished beverage products from PepsiCo, as well as products from certain of its affiliates.

Other significant transactions and agreements with PepsiCo include arrangements for marketing, promotional and advertising support; manufacturing services related to PepsiCo’s national account customers; and procurement of raw materials (see "Related Party Transactions" in Item 7 and Note 19 to the Consolidated Financial Statements).

Index

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

U.S. Operations

Brands Licensed from PepsiCo	Brands Licensed from PepsiCo Joint Ventures	Brands Licensed from Others

Pepsi	Lipton Teas	Dr Pepper
Diet Pepsi	Starbucks Frappuccino	Diet Dr Pepper
Mountain Dew		Red Fusion
Diet Mountain Dew		Hawaiian Punch
Mountain Dew Code Red		Citrus Hill
Diet Mountain Dew Code Red		Avalon
Mountain Dew Amp		Sunny Delight
Mountain Dew Live Wire		Juice Tyme
Caffeine Free Pepsi		Seagram's
Caffeine Free Diet Pepsi		Nesbitt Lemonade
Pepsi Twist		Crush
Diet Pepsi Twist		Squirt
Pepsi One		Sunkist
Pepsi Blue		Canada Dry
Pepsi Vanilla		Schweppes
Diet Pepsi Vanilla		All Sport
Wild Cherry Pepsi		Yoo-Hoo
Sierra Mist		Klarbrunn
Diet Sierra Mist
Slice Flavors
Mug Root Beer
Aquafina
Aquafina Essentials
FruitWorks
Dole
South Beach (SoBe)
Tropicana Juice Drinks
Gatorade

Central Europe Operations

Brands Licensed from PepsiCo	Company-Owned Brands	Brands Licensed from Others

Pepsi	Toma (carbonated soft drinks,	Schweppes Sodas, Tonic and
Pepsi Max	iced teas, juices and waters)	Water
Pepsi Light	Switezianka Water	Dr Pepper
Mirinda	JU's juices	Canada Dry Ginger Ale
Seven-Up	Kristalykeserv soft drinks	Hortex Fruit Juices
Kristalyviz	Kristalyszolo	Rauch Iced Tea and Fruit Juices
Aqua Minerale	Soda water	Lipton Iced Teas
Pepsi Twist		American Bull - Energy Drink
Pepsi Twist Light		Korunni Water
Pepsi Blue
Tropicana Twister
Gatorade
Mountain Dew
Wild Cherry Pepsi
2

Index

Caribbean Operations

Brands Licensed from PepsiCo	Brands Licensed from PepsiCo Joint Ventures	Brands Licensed from Others

Pepsi	Lipton Brisk	Seven-Up**
Diet Pepsi	Lipton Iced Tea	Diet Seven-Up**
Caffeine Free Pepsi		Juice Tyme
Caffeine Free Diet Pepsi		Sunkist
Pepsi One		Schweppes
Pepsi Blue		White Rock Mixers***
Wild Cherry Pepsi		Welch Foods Fruit Juice
Pepsi Twist		FUZE
Diet Pepsi Twist		Fizz
Pepsi X		Aquapure
Mountain Dew		Guarana Antarctica
Diet Mountain Dew		Welchs CSD**
Mountain Dew Code Red		Peardrax****
Mug Root Beer		Cydrax****
Aquafina		Mauby
Evervess Mixers		Malta
Cherry Seven-Up
Slice
Ting*
Mirinda
Desnoes & Geddes*
Junkamoo
JU-C
Ginger Beer
Tropicana
Fruit Works
Gatorade
South Beach (SoBe)

*	Brands owned by PepsiCo in the Caribbean and owned by us outside the Caribbean.
**	Brands owned by Cadbury Schweppes in Puerto Rico and owned by PepsiCo elsewhere in the Caribbean.
***	Brand owned by White Rock Beverages USA.
****	Brands owned by Whiteway, UK.

In addition to the above brands, we began distribution of snack food products in Trinidad and Tobago pursuant to a joint-venture agreement with Frito-Lay, Inc., a subsidiary of PepsiCo, in 2003.

Our beverages are available in different package types, including but not limited to, two-liter bottles; multi-pack and single serve offerings of one-liter, half-liter, 20-ounce and 24-ounce bottles; and multi-packs of 6, 12, 18 and 24 cans. Syrup is also sold in larger packages for fountain use.

Territories

We currently have the exclusive rights to manufacture, sell and distribute Pepsi-Cola beverages in all or a portion of 18 states, primarily in the Midwest region of the United States, and in Poland, Hungary, the Czech Republic, Republic of Slovakia, Puerto Rico, Jamaica, Barbados, the Bahamas, and Trinidad and Tobago. We derive approximately 85 percent of our revenue from U.S. operations and approximately 15 percent of our revenue from non-U.S. operations (see Note 18 to the Consolidated Financial Statements).

Index

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

Package mix is an important consideration in the development of our marketing plans. Although some packages are more expensive to produce, in certain channels those packages may have higher and more stable selling prices. For example, a packaged product that is sold cold for immediate consumption generally has better margins than a product sold to take home. This cold drink channel includes vending machines and coolers. The full service vending channel has the highest gross margin of any distribution channel, because it eliminates the middleman and enables us to establish the retail price. We own a majority of the vending machines used to dispense our products. We will continue to invest in vending machines in the near term, specifically those dispensing product in 20-ounce polyethylene terephthalate ("PET") bottles, as well as to refurbish certain cold drink equipment in our various centers in the U.S. and Puerto Rico.

In the U.S., we distribute directly to a majority of customers in our licensed territories through a direct-to-store distribution system. Our sales force is key to our selling efforts as they continually interact with our customers to promote and sell our products. We are migrating to a pre-sell system in a significant portion of our U.S. markets. In a pre-sell environment, account sales managers call accounts in advance to determine how much product and promotional material to deliver. We have completed the conversion in approximately 60 percent of our markets at the end of 2003, and expect to be substantially complete with our conversion to a pre-sell system in 2004.

In the U.S., this direct-to-store distribution system is used for all packaged goods and some fountain accounts. We have the exclusive right to sell and deliver fountain syrup to local customers in our territories. We have a number of managers who are responsible for calling on prospective fountain accounts, developing relationships, selling products and interacting with customers on an ongoing basis. We also manufacture and distribute fountain products and provide fountain equipment service to PepsiCo customers in certain of our territories in accordance with various agreements.

In 2003, we opened a telephone sales center (“Tel-Sell”) in Fargo, North Dakota to service our small format accounts that do not warrant in-person sales representatives under our new pre-sell environment. This Tel-Sell center, called Pepsi Connect, will provide the level of service these customers need in a cost effective manner to us. In addition, we expect that Pepsi Connect will increase volume and fill distribution voids in those customers it services. The current plan is to bring locations onto Pepsi Connect in conjunction with the roll out of our next generation selling systems and it is expected that all locations will be on Pepsi Connect by the end of 2004, except for the legacy PepsiAmericas locations. Those locations will be brought onto Pepsi Connect upon completion of the integration of their sales platforms onto our next generation selling system.

In the non-U.S. markets, we use both direct-to-store distribution systems and third party distributors. In the less developed non-U.S. markets, small retail outlets represent a large percentage of the market. However, with the emergence of larger, more sophisticated retailers in Central Europe, the percentage of total soft drinks sold to supermarkets and other larger accounts is increasing. In order to leverage the existing infrastructure in Central Europe and the Caribbean, we continue to migrate to an alternative sales and distribution strategy in which third party distributors are used in certain locations in an effort to reduce delivery costs and expand our points of distribution.

Franchise Agreements

We conduct our business primarily under agreements with PepsiCo. These agreements with PepsiCo give us the exclusive rights to produce, market and distribute Pepsi-Cola products in authorized containers and to use the related trade names and trademarks in the specified territories. These agreements require us, among other things, to purchase our concentrate for cola beverages solely from PepsiCo, at prices established by PepsiCo, and to promote diligently the sale and distribution of Pepsi brand products.

Our Pepsi franchise agreements are issued in perpetuity, subject to termination only upon failure to comply with their terms. We also have similar arrangements with other companies whose brands we produce and distribute.

Set forth below is a summary of the significant PepsiCo franchise agreements to which we are a party.

Index

Terms of the Master Bottling Agreement. The Master Bottling Agreement (the “Bottling Agreement”) under which we manufacture, package, sell and distribute cola beverages bearing the Pepsi-Cola and Pepsi trademarks was entered into in November 2000. The Bottling Agreement gives us the exclusive and perpetual right to distribute cola beverages for sale in specified territories in authorized containers. The Bottling Agreement provides that we will purchase our entire requirements of concentrates for the cola beverages from PepsiCo at prices, and on terms and conditions, determined from time to time by PepsiCo. PepsiCo may determine from time to time what types of containers to authorize for us to use. PepsiCo has no rights under the Bottling Agreement with respect to the prices at which we sell our products.

Under the Bottling Agreement we are obligated to:

(1)	maintain plants, equipment, staff and facilities capable of manufacturing, packaging and distributing the beverages in the authorized containers, and in compliance with all requirements in sufficient quantities, to meet the demand of the territories;

(2)	make necessary adaptations to equipment to permit the successful introduction and delivery of products in sufficient quantities;

(3)	undertake adequate quality control measures prescribed and allow PepsiCo representatives to inspect all equipment and facilities to ensure compliance;

(4)	push vigorously the sale of the beverages throughout the territories;

(5)	increase and fully meet the demand for the cola beverages in our territories using all approved means and spend such funds on advertising and other forms of marketing beverages as may be reasonably required to meet the objective; and

(6)	maintain such financial capacity as may be reasonably necessary to assure performance under the Bottling Agreement by us.

The Bottling Agreement requires that we meet with PepsiCo on an annual basis to discuss the business plan for the following three years. At these meetings we are obligated to present the plans necessary to perform the duties required under the Bottling Agreement. These plans include marketing, management, advertising and financial plans. Subsequently, on a quarterly basis, we are required to report on the status of the implementation of the approved plans. If we carry out our annual plan in all material respects, we will be deemed to have satisfied our obligations according to the Bottling Agreement.

The Bottling Agreement provides that PepsiCo may in its sole discretion reformulate any of the cola beverages or discontinue them, with some limitations, so long as all cola beverages are not discontinued. PepsiCo may also introduce new beverages under the Pepsi-Cola trademarks or any modification thereof. If that occurs, we will be obligated to manufacture, package, distribute and sell such new beverages with the same obligations as then exist with respect to other cola beverages. We are prohibited from producing or handling cola products, other than those of PepsiCo, or products or packages that imitate, infringe or cause confusion with the products, containers or trademarks of PepsiCo. The Bottling Agreement also imposes requirements with respect to the use of PepsiCo's trademarks, authorized containers, packaging and labeling.

PepsiCo can terminate the Bottling Agreement if any of the following occur:

(1)	we become insolvent, file for bankruptcy or adopt a plan of dissolution or liquidation;

(2)	any person or group of persons, without PepsiCo's consent, acquires the right of beneficial ownership, which is more than 15 percent of any class of voting securities of PepsiAmericas, and if that person or group of persons does not terminate that ownership within 30 days;

(3)	any disposition of any voting securities of one of our bottling subsidiaries or substantially all of our bottling assets without PepsiCo's consent;

(4)	we do not make timely payments for concentrate purchases;

(5)	we fail to meet quality control standards on products, equipment and facilities; or

(6)	we fail to present or carry out approved plans in all material respects and do not rectify the situation within 120 days.

We are prohibited from assigning, transferring or pledging the Bottling Agreement without PepsiCo’s prior consent.

Index

Terms of the Master Fountain Syrup Agreement. The Master Fountain Syrup Agreement (the “Syrup Agreement”) grants us the exclusive right to manufacture, sell and distribute fountain syrup to local customers in our territories. The Syrup Agreement also grants us the right to act as a manufacturing and delivery agent for national accounts within our territories that specifically request direct delivery without using a middleman. In addition, PepsiCo may appoint us to manufacture and deliver fountain syrup to national accounts that elect delivery through independent distributors. Under the Syrup Agreement, we have the exclusive right to service fountain equipment for all of the national account customers within our territories. The Syrup Agreement provides that the determination of whether an account is local or national is at the sole discretion of PepsiCo.

The Syrup Agreement contains provisions that are similar to those contained in the Master Bottling Agreement with respect to pricing, territorial restrictions with respect to local customers and national customers electing direct-to-store delivery only, planning, quality control, transfer restrictions and related matters. The Syrup Agreement, which we entered into in November 2000, has an initial term of five years and is automatically renewable for additional five-year periods unless PepsiCo terminates it for cause. PepsiCo has the right to terminate the Syrup Agreement without cause at the conclusion of the initial five-year period or at any time during a renewal term upon twenty-four months notice. If PepsiCo terminates the Syrup Agreement without cause, PepsiCo is required to pay us the fair market value of our rights thereunder. The Syrup Agreement will terminate if PepsiCo terminates the Bottling Agreement.

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

Raw Materials and Manufacturing

Expenditures for concentrate and packaging constitute our largest individual raw material costs. We buy various soft drink concentrates from PepsiCo and other soft drink companies and mix them with other ingredients in our plants, including carbon dioxide and sweeteners. Artificial sweeteners are included in the concentrates we purchase for diet soft drinks. The product is then bottled in a variety of containers ranging from 8-ounce cans to two-liter plastic bottles to various glass packages, depending on market requirements.

In addition to concentrates, we purchase sweeteners, glass and plastic bottles, cans, closures, syrup containers, other packaging materials and carbon dioxide. We purchase all raw materials and supplies, other than concentrates, from multiple suppliers. PepsiCo acts as our agent for the purchase of such raw materials (see "Related Party Transactions" in Item 7 and Note 19 to the Consolidated Financial Statements for further discussion of PepsiCo's procurement services).

A portion of our contractual cost of cans, plastic bottles and fructose is subject to price fluctuations based on commodity price changes in aluminum, resin and corn, respectively. We use derivative financial instruments to hedge the price risk associated with anticipated purchases of cans. PepsiCo acts as our agent for the execution of such derivative contracts (see Item 7A, Quantitative and Qualitative Disclosures about Market Risk).

The inability of suppliers to deliver concentrates or other products to us could adversely affect operating results. None of the raw materials or supplies currently in use are in short supply, although factors outside of our control could adversely impact the future availability of these supplies.

Competition

The carbonated soft drink business is highly competitive. Our principal competitors are bottlers who produce, package, sell and distribute Coca-Cola carbonated soft drink products. In addition to Coca-Cola bottlers, we compete with bottlers and distributors of nationally advertised and marketed carbonated soft drink products, bottlers and distributors of regionally advertised and marketed carbonated soft drink products, as well as bottlers of private label carbonated soft drink products sold in chain stores. In 2003, the carbonated soft drink products of PepsiCo represented approximately 33 percent of total carbonated soft drink sales in the U.S. We estimate that in each U.S. territory in which we operate, between 65 percent and 80 percent of soft drink sales from supermarkets, drug stores and mass merchandisers are accounted for by us and Coca-Cola bottlers. The industry competes primarily on the basis of advertising to create brand awareness, price and price promotions, retail space management, customer service, consumer points of access, new products, packaging innovations and distribution methods. We believe that brand recognition is a primary factor affecting our competitive position.

Index

Employees

We employed approximately 14,500 people worldwide as of fiscal year end 2003. This included approximately 10,300 employees in our U.S. operations and approximately 4,200 employees in our non-U.S. operations. Employment levels are subject to seasonal variations. We are a party to collective bargaining agreements covering approximately 5,400 employees. Sixteen agreements covering approximately 1,100 employees will be renegotiated in 2004 in the U.S. We regard our employee relations as generally satisfactory.

Government Regulation

Our operations and properties are subject to regulation by various federal, state and local governmental entities and agencies as well as non-U.S. governmental entities. As a producer of beverage products, we are subject to production, packaging, quality, labeling and distribution standards in each of the countries where we have operations including, in the U.S., those of the Federal Food, Drug and Cosmetic Act. The operations of our production and distribution facilities are subject to various federal, state and local environmental laws and workplace regulations both in the U.S. and abroad. These laws and regulations include, in the U.S., the Occupational Safety and Health Act, the Unfair Labor Standards Act, the Clean Air Act, the Clean Water Act and laws relating to the maintenance of fuel storage tanks. We believe that our current legal and environmental compliance programs adequately address these concerns and that we are in substantial compliance with applicable laws and regulations with the exception of our operations in Puerto Rico and Jamaica, as described below.

In Puerto Rico, wastewater from our bottling plant is discharged pursuant to a permit to a collection and treatment system owned by the Puerto Rico Aqueduct and Sewer Authority ("PRASA"). The former PepsiAmericas previously entered into a stipulation with PRASA which allowed the former PepsiAmericas to discharge wastewater in excess of pretreatment standards, for which the former PepsiAmericas paid a surcharge. In 1998, the former PepsiAmericas applied to have the permit reissued. On October 29,1998, PRASA reissued the permit but without the excess wastewater and surcharge provision. In August 2003, we completed negotiations with PRASA and have been issued a new permit and effluent standards. We have agreed to complete three wastewater treatment projects by February 2005 that will allow us to fully comply with PRASA's new standards. We estimate that the cost of a new water treatment system should not have a material effect on our consolidated results of operations, financial condition or liquidity.

In Jamaica, we are subject to the regulatory oversight of the Ministry of Labor and Bureau of Standards. We are required to obtain and maintain licenses relating to the safety and operation of our bottling plant in Jamaica. We are currently in compliance with such requirements. In addition, we are subject to the regulatory oversight of the National Resources Conservation Authority ("NRCA"). A plan to reduce the discharge of effluent from our bottling plant has been submitted to the NRCA. The NRCA requires us to monitor wastewater discharge and submit relevant periodic data to the NRCA. Although levels of effluent discharge are currently in excess of the NRCA's Trade Effluent Standards, no penalties or fines have been incurred to date. If an agreement with the NRCA cannot be reached with respect to wastewater discharge, the NRCA may require us to construct a water treatment facility. The cost of any such treatment facility would be shared by a bottler operating on the property contiguous to our leased property in Jamaica. We estimate that the cost of a new water treatment system should not have a material effect on our consolidated results of operations, financial condition or liquidity.

We expect that the countries in which we operate in Central Europe will be integrated into the European Union (“EU”) during 2004 and their ascension into the EU will be completed on May 1, 2004. In connection with their ascension, our Central European operations are completing the documentation necessary for entry. There are costs associated with implementing our plan for entry into the EU, which were incurred in 2003 and will be incurred in 2004. In addition, upon entry into the EU, price supports for sugar will be removed and our costs are expected to increase by approximately $6 to $8 million in 2004 for the period May 1 through December 31. We have increased our net pricing and expect to maintain the pricing discipline necessary to cover these additional costs. While there are short-term costs associated with our markets entering the EU, we expect long-term benefits from their entry in terms of improved economic conditions, lower costs for shipments of product between markets and the ability to leverage our production capacity across the markets we serve, as well as other markets in the EU.

Environmental Matters

Current operations. We maintain a program to facilitate compliance with federal, state and local laws and regulations relating to management of wastes, to the discharge or emission of materials used in production, and such other laws and regulations relating to the protection of the environment. The capital costs of such management and compliance, including the modification of existing plants and the installation of new manufacturing processes, are not material to our continuing operations.

Index

Discontinued Operations – Remediation. Under the agreement pursuant to which we sold our subsidiaries, Abex Corporation and Pneumo Abex Corporation (collectively, “Pneumo Abex”), in 1988 and a subsequent settlement agreement entered into in September 1991, we have assumed indemnification obligations for certain environmental liabilities of Pneumo Abex, after any insurance recoveries. Pneumo Abex has been and is subject to a number of environmental cleanup proceedings, including proceedings under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 regarding release or disposal of wastes at on-site and off-site locations. In some proceedings, federal, state and local government agencies are involved and other major corporations have been named as potentially responsible parties. Pneumo Abex also is subject to private claims and lawsuits for remediation of properties owned by Pneumo Abex and its subsidiaries.

There is an inherent uncertainty in assessing the total cost of remediating a given site. This is because of the nature of the remediation and allocation process and the fact that the remediations are at different stages of resolution. Any assessment of expenses is speculative until the later stages of remediation and is dependent upon a number of variables beyond the control of any party. Furthermore, there are often timing considerations in that a portion of the expense incurred by Pneumo Abex, and any resulting obligation of ours to indemnify Pneumo Abex, may not occur for a number of years.

In the latter part of 2001, we investigated the use of insurance products to mitigate risks related to our indemnification obligations under the 1988 agreement, as amended. The insurance carriers required that we employ an outside consultant to perform a comprehensive review of the former facilities operated or impacted by Pnuemo Abex. Advances in retrospective risk evaluation and increased experience (and therefore available data) at our former facilities, made this comprehensive review possible. The consultant’s review was completed in the fourth quarter of 2001. It provided a contingent indemnification liability for all known sites operated or impacted by Pneumo Abex and resulted in the $111.0 million charge, or $71.2 million net of tax, recorded in the fourth quarter of 2001.

At the end of fiscal year 2003, we had $119.2 million accrued to cover potential indemnification obligations, compared to $138.1 million recorded at the end of fiscal year 2002. Of the total amount accrued, $20.0 million was classified as current liabilities at the end of fiscal year 2003 and $25.5 million at the end of fiscal year 2002. The amounts exclude possible insurance recoveries and are determined on an undiscounted cash flow basis. The estimated indemnification liabilities include expenses for the remediation of identified sites, payments to third parties for claims and expenses (including product liability and toxic tort claims), administrative expenses, and the expenses of on-going evaluations and litigation. We expect a significant portion of the accrued liabilities will be disbursed during the next 10 years. All estimated costs for the sites discussed below are included in the $119.2 million accrued as of the end of fiscal year 2003.

We continue to have environmental exposure related to the remedial action required at a facility in Portsmouth, Virginia (consisting principally of soil treatment and removal) for which we have an indemnity obligation to Pneumo Abex. This is a Superfund site, which the United States Environmental Protection Agency required to be remediated. Through 2003, we had made indemnity payments of approximately $40.1 million (excluding $3.1 million of recoveries from other responsible parties) for remediation of the Portsmouth site. We have accrued and expect to incur an estimated $6.4 million to complete the remediation and for administration and legal defense costs over the next several years.

We also have financial exposure related to certain remedial actions required at a facility that manufactured hydraulic and related equipment in Willits, California. Various chemicals and metals contaminate this site. In August 1997, a final consent decree was issued in the case of the People of the State of California and the City of Willits, California v. Remco Hydraulics, Inc. This final consent decree was amended in December 2000 and established a trust whose officers are obligated to investigate and clean up this site. We are currently funding the investigation and interim remediation costs on a year-to-year basis according to the final consent decree. Through 2003, we have made indemnity payments of approximately $26.7 million for investigation and remediation at the Willits site (consisting principally of soil removal, groundwater and surface/water treatment). We have accrued $38.2 million for future remediation and trust administration costs, with the majority of this amount being spent in the next several years.

We also have indemnity obligations related to several investigations regarding on-site and off-site disposal of wastes generated at a facility in Mahwah, New Jersey. Through 2003, we have not indemnified a significant amount for remediation but have accrued approximately $16.5 million for certain remediation, long-term monitoring and administration expenses, which are expected to be incurred over the next several years. We will also be investigating the potential for additional potentially responsible parties.

Index

Although we have certain indemnification obligations for environmental liabilities at a number of sites other than Portsmouth, Willits or Mahwah, including Superfund sites, it is not anticipated that additional expense at any specific site will have a material effect on us. In the case of some of the sites, the volumetric contribution for which we have an obligation has in most cases been estimated and other large, financially viable parties are responsible for substantial portions of the remainder. In our opinion, based upon information currently available, the ultimate resolution of these claims and litigation, including potential environmental exposures, and considering amounts already accrued, should not have a material effect on our financial condition, although amounts recorded in a given period could be material to our results of operations or cash flows for that period.

Discontinued Operations – Insurance. During the second quarter of 2002, as part of a comprehensive program concerning environmental liabilities related to the former Whitman Corporation subsidiaries, we purchased new insurance coverage related to the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries. In addition, a trust, which was established in 2000 with the proceeds from an insurance settlement, purchased insurance coverage and funded coverage for remedial and other costs (“Finite Funding”) related to the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries. In conjunction with the purchase of the insurance policies, we recorded a charge to discontinued operations of $9.8 million, or $6.0 million after tax. This charge represented amounts expended by us as well as a reduction of funds in the Trust available to pay expenses related to sites for which we have indemnification obligations.

Essentially all of the assets of the Trust were expended by the Trust in connection with the purchase of the insurance coverage, the Finite Funding and related expenses. These actions have been taken to fund remediation and related costs associated with the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries and to protect against additional future costs in excess of our self-insured retention. The original amount of self-insured retention (the amount we must pay before the insurance carrier is obligated to begin payments) was $114.0 million of which $13.0 million has been eroded, leaving a remaining self-insured retention of $101.0 million at the end of fiscal year 2003. The estimated range of aggregate exposure related only to the remediation costs of such environmental liabilities is approximately $50 million to $90 million. We had accrued $71.5 million at the end of 2003 for remediation costs, which is our best estimate of the contingent liabilities related to these environmental matters. The Finite Funding may be used to pay a portion of the $71.5 million and thus reduces our future cash obligations. The Finite Funding amounts recorded were $24.2 million and $25.3 million at the end of fiscal year 2003 and 2002, respectively, and are recorded in “Other assets,” net of $3.0 million and $16.6 million, respectively, recorded in current assets.

In addition, we had recorded other receivables of $10.6 million in 2003 and $20.6 million in 2002 for future probable amounts to be received from insurance companies and other responsible parties. Of this total, $1.6 million and $5.3 million were included in “Other current assets.” The remaining $9.0 million and $15.3 million were recorded in “Other assets” in the Consolidated Balance Sheets as of fiscal year end 2003 and 2002, respectively.

Discontinued Operations – Product Liability and Toxic Tort Claims. We also have certain indemnification obligations related to product liability and toxic tort claims that might emanate from the 1988 agreement with Pneumo Abex. Other companies not owned by or associated with us also are responsible to Pneumo Abex for the financial burden of all asbestos product liability claims filed against Pneumo Abex after a certain date in 1998, except for certain claims indemnified by us.

We have received year-end 2003 claim statistics from Pneumo Abex and the other indemnitors. Based on those reports, we have or may have potential indemnification obligations for slightly less than 15 percent of all of Pneumo Abex active and open asbestos claims at the end of fiscal year 2003. The active and open claims for which we have or may have indemnification obligations are approximately 9,000. Of those claims, over 7,100 are asserted in two mass-filed lawsuits (one filed in each of 2001 and 2002) that purport to assert thousands of claims against dozens of defendants. We believe that the vast majority of those claims lack merit and are of marginal value, if any. Excluding these mass-filed claims, the largest group of remaining claims is less than 1,000 and the annual number of individual claims within that group has been less than 100 per year for each year during the period 2000 to 2003. Sales of the asbestos-containing product at issue for that group ceased before 1980 and, therefore, we expect a decreasing rate of claims.

As of fiscal year-end 2003, the number of underlying product liability lawsuits (including asbestos-related claims) that are or may be indemnifiable by us has been reduced by more than 85 percent from its high point. Much of the reduction occurred in the years 2000 and 2001, as well as in 2003. Our employees and agents manage or monitor the defense of the underlying claims that are or may be indemnifiable by us.

Index

At the end of fiscal year 2003, we had accrued $5.8 million related to product liability. These accruals primarily relate to probable asbestos claim settlements and legal defense costs. We also have additional amounts accrued for legal and other costs associated with obtaining insurance recoveries for previously resolved and current open claims and their related costs. These amounts are included in the total liabilities of $119.2 million accrued at the end of 2003. In addition to the known and probable asbestos claims, we may be subject to additional asbestos claims that are possible for which no reserve has been established at the end of 2003. These additional reasonably possible claims are primarily asbestos related and the aggregate exposure related to these possible claims is estimated to be in the range of $6 million to $17 million. These amounts are undiscounted and do not reflect any insurance recoveries that we will pursue from insurers for these claims.

In addition, two lawsuits have been filed in California, which name several defendants including certain of our prior subsidiaries. The lawsuits allege that we and our former subsidiaries are liable for personal injury and/or property damage resulting from environmental contamination at the Willits facility. There are approximately 550 plaintiffs in the lawsuits seeking an unspecified amount of damages, punitive damages, injunctive relief and medical monitoring damages. We are actively defending the lawsuits. At this time, we do not believe these lawsuits are material to our business or financial condition, although at this stage of the proceedings we are unable to reasonably estimate the range of possible loss, if any.

We have other indemnification obligations related to product liability matters. In our opinion, based on the information currently available and the amounts already accrued, these claims should not have a material effect on our financial condition.

We also participate in and monitor insurance-recovery efforts for the claims against Pneumo Abex. Recoveries from insurers vary year by year because certain insurance policies exhaust and other insurance policies become responsive. Recoveries also vary due to delays in litigation, limits on payments in particular periods, and because insurers sometimes seek to avoid their obligations based on positions that we believe are improper. We, assisted by our consultants, monitor the financial ratings of insurers that issued responsive coverage and the claims submitted by Pneumo Abex.

Executive Officers of the Registrant

Our executive officers and their ages as of March 1, 2004 were as follows:

Age	Position

Robert C. Pohlad	49	Chairman of the Board and Chief Executive Officer
Kenneth E. Keiser	52	President and Chief Operating Officer
G. Michael Durkin, Jr.	44	Executive Vice President and Chief Financial Officer
James. W. Nolan	48	Executive Vice President, U.S. Operations
Larry D. Young	49	Executive Vice President, Corporate Affairs
Jay S. Hulbert	50	Senior Vice President, Worldwide Supply Chain
Anne D. Sample	40	Senior Vice President, Human Resources
Alexander H. Ware	41	Senior Vice President, Planning and Corporate Development
Timothy W. Gorman	43	Vice President and Controller
Kathryn C. Koessel	41	Vice President, Investor Relations
Andrew R. Stark	40	Vice President and Treasurer

Each executive officer has been appointed to serve until his or her successor is duly appointed or his or her earlier removal on resignation from office. There are no familial relationships between any director or executive officer. The following is a brief description of the business background of each of our executive officers.

Mr. Pohlad became Chief Executive Officer of PepsiAmericas in November 2000, was named Vice Chairman in January 2001 and became Chairman in January 2002. Mr. Pohlad served as Chairman, Chief Executive Officer and director of the former PepsiAmericas prior to the merger with Whitman Corporation, a position he had held since 1998. From 1987 to present, Mr. Pohlad has also served as President of Pohlad Companies. Prior to 1987, Mr. Pohlad was Northwest Area Vice President of the Pepsi-Cola Bottling Group. Mr. Pohlad is also a director of MAIR Holdings, Inc.

Mr. Keiser was named President and Chief Operating Officer in January 2002 with responsibilities for the global operations of PepsiAmericas. Mr. Keiser was President and Chief Operating Officer, U.S. of PepsiAmericas since November 30, 2000. Mr. Keiser served as President and Chief Operating Officer of the former PepsiAmericas prior to the merger with Whitman Corporation, a position he had held since 1998. Mr. Keiser was President and Chief Operating Officer of Delta Beverage Group, Inc. (“Delta”), a wholly-owned subsidiary of the former PepsiAmericas, from 1990 to November 2000.

Mr. Durkin has served as Executive Vice President and Chief Financial Officer since February 2004. Prior to his role as Executive Vice President and Chief Financial Officer, Mr. Durkin served as Senior Vice President and Chief Financial Officer of PepsiAmericas and before that as Senior Vice President, East Group, for a subsidiary of Whitman Corporation. Prior to this position, Mr. Durkin was Vice President, Customer Development of PepsiCo's Heartland Business Unit, which was acquired by PepsiAmericas from PepsiCo in 1999.

Index

Mr. Nolan was named Executive Vice President, U.S. Operations of PepsiAmericas in December 2002. Prior to this appointment he served as Senior Vice President of PepsiAmericas West Group since joining the company in December 2001. Prior to joining PepsiAmericas, Mr. Nolan held numerous positions throughout a 21-year career at PepsiCo, most recently as Senior Vice President Sales and Market Development (from December 1998 to April 2001) and Chief Customer Officer (from May 1994 to December 1998) for Pepsi-Cola North America.

Mr. Young has been with PepsiAmericas since 1982. He served as Vice President and Managing Director of our operations in Poland in 1996 and later that year became President of our Central Europe operations. He became Executive Vice President and Chief Operating Officer in 1998. In February 2000, Mr. Young was elected to the position of President and Chief Operating Officer. In connection with the merger with the former PepsiAmericas in November 2000, Mr. Young was named President and Chief Operating Officer, International. In December 2002, Mr. Young was named Executive Vice President, Corporate Affairs.

Mr. Hulbert was named Senior Vice President, Worldwide Supply Chain of PepsiAmericas in December 2002. From November 2000 through December 2002, he served as Senior Vice President, Operations of PepsiAmericas. Prior to the merger of the former PepsiAmericas and Whitman Corporation, Mr. Hulbert held the position of Director of Operations of Delta.

Ms. Sample was named Senior Vice President, Human Resources in May 2001. Ms. Sample joined Pepsi-Cola North America in the late 1980’s as a Human Resources Manager in the field operations and was later promoted to the corporate office. She left the Pepsi system in 1997 to pursue other opportunities at companies such as WalkerDigital and Citibank.

Mr. Ware has served as Senior Vice President, Planning and Corporate Development since January 2003. Prior to January, he served as Vice President Finance for the East Group of PepsiAmericas. He joined the Company as Director of Finance for PepsiCo's Heartland Business Unit, which was acquired by PepsiAmericas from PepsiCo in 1999. Prior to this position, he had served in various strategic planning and corporate development roles within PepsiCo since 1994.

Mr. Gorman has been with PepsiAmericas since 1984 and has served in various finance and tax positions. Mr. Gorman served as Vice President and Controller beginning in 2003. Prior to his position as Vice President and Controller, Mr. Gorman was Vice President, Planning and Reporting.

Ms. Koessel was named Vice President, Investor Relations in September 2003. Prior to joining PepsiAmericas, Ms. Koessel had extensive experience in investor relations and advising corporations on financial strategy and corporate positioning, as well as crisis management. She was most recently with Deutsche Bank, where she held a number of positions including the global media sector specialist and the entertainment analyst in equity research. Prior to Deutsche Bank, she was Vice President of Investor Relations for barnesandnoble.com and Senior Vice President of Investor Relations and Financial Operations for Security Capital Group, Inc.

Mr. Stark joined PepsiAmericas in 1993, working in compensation and benefits. Since 1996, he has served in various treasury positions, being named Assistant Treasurer in August 1998. In July 2002, Mr. Stark was named Vice President and Treasurer. Prior to joining PepsiAmericas, Mr. Stark spent five years working for United Airlines in finance and human resources roles.

Item 2. Properties.

Our U.S. manufacturing facilities include eleven combination bottling/canning plants, four bottling plants and one canning plant with a total manufacturing area of approximately 1.3 million square feet. Non-U.S. manufacturing facilities include two owned plants in Poland, three owned plants in Hungary, two owned plants in the Czech Republic, one owned plant in Republic of Slovakia, one owned plant in Puerto Rico, one leased plant in Jamaica, one owned plant in the Bahamas and one owned plant in Trinidad. In addition, we operate 102 distribution facilities in the U.S., 38 distribution facilities in Central Europe and 8 distribution facilities in the Caribbean. Fifty-four of the distribution facilities are leased and less than eight percent of our U.S. production is from our one leased domestic plant. We believe all facilities are adequately equipped and maintained and capacity is sufficient for our current needs. We currently operate a fleet of approximately 6,100 vehicles in the U.S. and approximately 2,000 vehicles internationally to service and support our distribution system.

In addition, we own various industrial and commercial real estate properties in the U.S. We also own a leasing company, which leases approximately 2,000 railcars, comprised of locomotives, flatcars and hopper cars, to the Illinois Central Railroad Company.

Index

Item 3. Legal Proceedings.

From approximately 1945 to 1995, various entities owned and operated a facility that manufactured hydraulic equipment in Willits, California. The plant site is contaminated by various chemicals and metals. On August 23, 1999, an action entitled Donna M. Avila, et al. v. Willits Environmental Remediation Trust, Remco Hydraulics, Inc., M-C Industries, Inc., Pneumo Abex Corporation and Whitman Corporation, Case No. C99-3941 CAL, was filed in U.S. District Court for the Northern District of California. On January 16, 2001, a second lawsuit, entitled Pamela Jo Alrich, et al. v. Willits Environmental Remediation Trust, et al., Case No. C 01 0266 SI, against essentially the same defendants was filed in the same court. In the two lawsuits, individual plaintiffs claim that PepsiAmericas is liable for personal injury and/or property damage resulting from environmental contamination at the facility. As of fiscal year end 2002, there were approximately 550 plaintiffs in the lawsuits seeking an unspecified amount of damages, punitive damages, injunctive relief and medical monitoring damages from PepsiAmericas. We are actively defending the lawsuits. At this time, we do not believe these lawsuits are material to the business or financial condition of PepsiAmericas, although at this stage of the proceeding, we are unable to reasonably estimate the range of possible loss.

PepsiAmericas and our subsidiaries are defendants in numerous other lawsuits in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our financial condition, although amounts recorded in any given period could be material to the results of operations or cash flows for that period.

See also "Environmental Matters" in Item 1 and Note 17 to the Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The common stock of PepsiAmericas is listed and traded on the New York Stock Exchange and the Pacific Stock Exchange. The table below sets forth the reported high and low sales prices as reported for New York Stock Exchange Composite Transactions for our common stock and indicates our dividends for each quarterly period for the fiscal years 2003 and 2002.

Common Stock

High	Low	Dividend
2003:
1st quarter	$13.83	$11.06	$–
2nd quarter	13.50	11.16	0.04
3rd quarter	15.10	12.30	–
4th quarter	17.33	14.10	–

2002:
1st quarter	$14.63	$11.65	$–
2nd quarter	15.96	14.00	0.04
3rd quarter	15.09	11.58	–
4th quarter	15.98	11.12	–

On February 17, 2004, we announced that our Board of Directors declared a quarterly dividend of $0.075 per share on PepsiAmericas common stock. The dividend is payable April 1, 2004 to shareholders of record on March 12, 2004. In declaring the quarterly dividend, the Board announced its decision to change its practice of reviewing dividend declarations on an annual basis. Instead, the Board will institute a practice of reviewing dividend declarations on a quarterly basis. This quarterly dividend marks the first declaration under this new quarterly approach.

There were 12,265 shareholders of record as of March 4, 2004.

Index

Item 6. Selected Financial Data.
The following table presents summary operating results and other information of PepsiAmericas and should be read along with Management's Discussion and Analysis, the Consolidated Financial Statements and accompanying notes included elsewhere in this Form 10-K (in millions, except per share and employee data).

For the fiscal years (1)	2003	2002	2001	2000	1999

OPERATING RESULTS:
Net sales:
U.S.	$2,739.4	$2,760.5	$2,699.7	$2,225.6		$1,940.8
Central Europe	310.4	298.4	270.6	270.1		186.8
Caribbean	187.0	180.9	173.7	14.7		–

Worldwide	$3,236.8	$3,239.8	$3,144.0	$2,510.4		$2,127.6

Operating income (loss):
U.S.	$315.7	$314.7	$297.0	$246.7		$228.3
Central Europe	0.5	(10.6)	(27.1)	(24.7)		(46.8)
Caribbean	0.1	(3.4)	(1.5)	1.0		–

Worldwide	316.3	300.7	268.4	223.0		181.5
Interest expense, net	(69.6)	(76.4)	(90.8)	(84.0)		(63.9)
Other (expense) income, net	(6.5)	(4.1)	(3.7)	2.1		(46.0)

Income from continuing operations before income taxes and minority interest	240.2	220.2	173.9	141.1		71.6
Income taxes	82.6	84.5	83.8	69.6		22.1
Minority interest	–	–	–	–		6.6

Income from continuing operations	157.6	135.7	90.1	71.5		42.9
Income (loss) from discontinued operations after taxes	–	(6.0)	(71.2)	8.9		(51.7)

Net income (loss)	$157.6	$129.7	$18.9	$80.4	$	(8.8)

Cash dividends per share	$0.04	$0.04	$0.04	$0.04		$0.08

Weighted average common shares:
Basic	143.1	152.1	155.9	139.0		123.3
Incremental effect of stock options and awards	1.0	0.9	0.7	0.5		0.9

Diluted	144.1	153.0	156.6	139.5		124.2

Income (loss) per share-basic:
Continuing operations	$1.10	$0.89	$0.58	$0.51		$0.35
Discontinued operations	–	(0.04)	(0.46)	0.07		(0.42)

Net income (loss)	$1.10	$0.85	$0.12	$0.58	$	(0.07)

Income (loss) per share-diluted:
Continuing operations	$1.09	$0.89	$0.58	$0.51		$0.35
Discontinued operations	–	(0.04)	(0.46)	0.07		(0.42)

Net income (loss)	$1.09	$0.85	$0.12	$0.58	$	(0.07)

OTHER INFORMATION:
Total assets	$3,580.7	$3,562.6	$3,419.3	$3,335.6		$2,864.3
Long-term debt	$1,078.4	$1,080.7	$1,083.4	$860.1		$809.0
Capital investments	$158.3	$219.2	$218.6	$165.4		$165.4
Depreciation and amortization	$170.2	$163.8	$202.1	$166.4		$126.6
Number of employees at year end	14,500	15,200	15,400	15,400		11,700

(1) Amounts presented prior to fiscal year 2003 are presented as reported and are not adjusted for the pro forma impact of the prospective adoption in the first quarter of 2003 of Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” (See Note 1 to the Consolidated Financial Statements).

Index

Comparability in the table is impacted by the merger with the former PepsiAmericas on November 30, 2000, as well as the territories acquired from PepsiCo in 1999.

The following were recorded during the periods presented:

In fiscal year 2003:

•	Our fiscal year ends on the Saturday closest to December 31 and results in an additional week, or fifty-three weeks, of operating results in fiscal year 2003 in our U.S. operations. PepsiAmericas' fiscal year end policy only impacts the U.S. operations. The Central European and Caribbean operations are based upon a calendar year ended December 31, 2003 and, therefore, do not have an additional week of operating results. All other fiscal years presented in the table of "Selected Financial Data" contain fifty-two weeks of operating results in the U.S. The 53rd week contributed $33.9 million to net sales and $4.9 million to operating income in the U.S.

•	We recorded net special charges of $6.4 million. These charges consisted primarily of a $5.8 million charge in the first quarter of 2003 related to the reduction in workforce in the U.S. and charges related to the changes in the production, marketing and distribution strategies in our international operations. The U.S. special charges were primarily for severance costs and related benefits, including the acceleration of restricted stock awards. In addition, as a result of excess severance costs identified, we recorded a reversal of $0.2 million related to the first quarter of 2003 charge in the U.S. We also recorded special charges of $0.8 million related to a change in the production and distribution strategy in Barbados, which consisted primarily of asset write-downs. In addition, we recorded additional special charges of $2.1 million related to the changes in the marketing and distribution strategy in Poland, the Czech Republic and Republic of Slovakia, offset by a special charge reversal of $2.1 million related primarily to favorable outcomes with outstanding lease commitments and severance in Poland. The initial special charge was based on an estimate that no sublease income would offset our lease commitments.

•	During the first quarter of 2003, the investors in the $150 million, face value 5.79 percent notes notified us that they would exercise their option to purchase and resell the notes pursuant to the remarketing agreement, unless we elected to redeem the notes. In March 2003, we exercised our option and elected to redeem the notes at fair value pursuant to the remarketing agreement. As a result, we recorded a loss on the early extinguishment of debt of $8.8 million ($5.4 million after taxes) in “Interest expense, net.”

•	We recorded an additional gain of $2.1 million ($1.3 million after taxes) on the previous sale of a parcel of land in downtown Chicago for the reversal of accruals related to the favorable resolution of certain contingencies. The gain is reflected in "Other (expense) income, net."

•	We favorably settled a tax refund case for $12.4 million with the Internal Revenue Service that arose from the 1990 termination of our Employee Stock Ownership Plan (“ESOP”). The tax settlement consisted of $6.4 million of interest income ($4.0 million after taxes) and a tax benefit of $6.0 million recorded in “Income taxes.” During 2003, we recorded a net tax benefit of $7.7 million related primarily to the reversal of certain tax accruals, offset by additional tax liabilities recorded. Included in the net tax benefit of $7.7 million are tax benefits of $6.0 million from the favorable settlement of the ESOP case and a tax benefit of $6.0 million related mainly to the reversal of tax liabilities due to the settlement of various income tax audits through the 1999 tax year. These tax benefits were offset, in part, by net additional tax accruals of $4.3 million for contingent liabilities arising in 2003.

In fiscal year 2002:

•	We recorded net special charges of $2.6 million. These charges included $5.7 million relating to changes in the distribution and marketing strategies in Poland, the Czech Republic and Republic of Slovakia. Also included in the charges was $0.2 million in additional severance costs relating to the fiscal 2000 special charge. We also identified and reversed $3.3 million in excess severance and related exit costs, including $2.2 million relating to the Hungary special charges recorded in fiscal 2001, and $1.1 million relating to previous special charges (see Note 6 to the Consolidated Financial Statements). These net special charges reduced the U.S. and Central Europe operating income by $0.2 million and $2.4 million, respectively.

•	We recorded a gain of $3.5 million ($2.1 million, after taxes) related to the sale of a parcel of land in downtown Chicago, which is reflected in "Other (expense) income, net." See further discussion of a previous charge in fiscal year 1999.

•	Loss from discontinued operations included a charge of $9.8 million ($6.0 million after tax) in the second quarter of 2002 resulting from the purchase of new insurance policies concerning the environmental liabilities related to previously sold subsidiaries (see "Environmental Matters" in Item 1 and Note 17 to the Consolidated Financial Statements).

Index

In fiscal year 2001:

•	We recorded special charges of $13.8 million. These charges included fourth quarter charges of $9.2 million for severance costs and other costs related to changing our marketing and distribution strategy in Hungary, as well as for the write-down of marketing equipment in the U.S. Also included in the 2001 charges was a first quarter charge of $4.6 million related to further organizational changes resulting from the merger with the former PepsiAmericas. This charge was principally composed of severance and related benefits. These charges reduced U.S. and Central Europe operating income by $6.3 million and $7.5 million, respectively.

•	We recorded a gain on pension curtailment of $8.9 million in connection with the integration of the former Whitman Corporation and former PepsiAmericas U.S. benefit plans (see Note 13 to the Consolidated Financial Statements).

•	Loss from discontinued operations included a charge of $111.0 million ($71.2 million after tax) for environmental liabilities related to previously sold subsidiaries (see “Environmental Matters” in Item 1 and Note 17 to the Consolidated Financial Statements).

In fiscal year 2000:

•	We recorded special charges of $21.7 million. The charges were for employee related costs of $17.1 million in connection with the merger with the former PepsiAmericas, as well as charges of $4.6 million for the closure of one of our existing production facilities to remove excess capacity. These charges reduced U.S. operating income by $21.7 million.

•	Income from discontinued operations of $8.9 million, net of tax of $5.8 million, included the reversal of prior accruals resulting from certain insurance settlements for environmental matters related to a former subsidiary, Pneumo Abex, net of increased environmental and related accruals.

•	We sold our operations in the Baltics and recorded a gain of $2.6 million, which is reflected in “Other (expense) income, net.”

In fiscal year 1999:

•	We recorded special charges of $27.9 million related to staff reduction costs and asset write-downs, principally related to the acquisition of U.S. and Central Europe territories from PepsiCo. These charges reduced U.S. and Central Europe operating income by $7.3 million and $20.6 million, respectively.

•	We entered into a contract for the sale of property in downtown Chicago and recorded a charge of $56.3 million to reduce the book value of the property, which is reflected in “Other (expense) income, net.”

•	We recorded a gain of $13.3 million related to the sale of franchises in Marion, Virginia; Princeton, West Virginia and the St. Petersburg area of Russia. This gain is reflected in “Other (expense) income, net.”

•	Loss from discontinued operations after taxes of $51.7 million included after tax amounts related to a $12 million settlement of environmental litigation filed against Pneumo Abex, a previously sold subsidiary, as well as increases of $69.8 million in accruals related to the indemnification obligation to Pneumo Abex, primarily for environmental matters.

Non-GAAP Measurements

In addition to the GAAP results provided in this Form 10-K, we have provided non-GAAP measurements in our Annual Report, which include operating income and net income as adjusted for unusual items, free cash flow and return on invested capital (“ROIC”). Reconciliation from GAAP results to non-GAAP measurements and details of the unusual items are presented in the tables below.

Our management, as well as certain investors, use these non-GAAP measures to analyze our current and future financial performance. These non-GAAP measurements do not replace the presentation of our GAAP financial results. These measurements simply provide supplemental information to assist our management and certain investors in analyzing our performance. We have provided this information to investors to enable them to perform meaningful comparisons of past, present and future performance and as a means to better understand the results of our core on-going operations.

Index

We believe these non-GAAP measures provide useful information to investors regarding our results of operations. This belief is based upon the value of summarizing infrequent or significant transactions that impacted our current results of operations that are not necessarily indicative of our future results of operations, nor comparable with our results of operations of prior periods. These non-GAAP measures are used for no purpose other than to provide supplemental information to assist our management and investors in analyzing our operational performance.

Free Cash Flow. Free cash flow is a measure of the cash that is freely available, after the payment of interest and tax, for distribution in the form of dividends, for reduction in borrowings, and for reinvestments in our business. We define free cash flow as cash generated from operations, less capital investments and cash flow used by discontinued operations. The proceeds of disposals and cost of acquisitions are excluded from the calculation. Free cash flow can be defined as a formula as follows:

+	Cash from operating activities per Consolidated Statements of Cash Flows
–	Capital investments
–	Cash outflow from discontinued operations
=	Free cash flow

Free cash flow in any one year may be affected by investment initiatives or by the timing of routine cash receipts and disbursements. The reconciliation to the most comparable U.S. GAAP measurement was calculated as follows (in millions):

	2003	2002	2001

Cash flow from operating activities of continuing operations	$297.5	$331.3	$316.8
Capital expenditures	(158.3)	(219.2)	(218.6)
Cash outflow from discontinued operations	(4.9)	(15.5)	(11.3)

Free cash flow	$134.3	$96.6	$86.9

Return on Invested Capital. We use ROIC as a measure of our profitability and how effectively we allocate our capital in our core operations.

We define ROIC as follows:

Numerator:
+	Operating income
+(–)	Special charges (credits)
+	Amortization expense
–	Tax expense, adjusted for tax benefit on interest expense and special charges
=	Net operating profit after taxes, adjusted for interest expense tax benefit and special charges (“NOPAT”)

Denominator:
+	Total assets
+	Accumulated amortization
–	Cash
–	Current liabilities, excluding debt
–	Other liabilities, excluding debt
=	Adjusted average invested capital

Based on the results obtained above, ROIC is calculated as NOPAT divided by the average adjusted invested capital.

Index

For the fiscal years ended 2003, 2002 and 2001, we had an ROIC of 7.0 percent, 6.2 percent and 6.6 percent, respectively. The reconciliation to the most comparable U.S. GAAP measurements for the numerator and denominator are as follows (in millions):

	2003	2002	2001

Calculation of NOPAT:
Operating income	$316.3	$300.7	$268.4
Impact of 53rd week	(4.9)	–	–
Amortization expense	0.4	0.7	50.0
Special charges, net	6.4	2.6	13.8
Tax expense, adjusted	(110.3)	(115.5)	(134.2)

NOPAT	$207.9	$188.5	$198.0

Calculation of adjusted invested capital:
Total assets	$3,580.7	$3,562.6	$3,419.3
Accumulated amortization	254.8	254.4	253.7
Cash	(69.0)	(113.8)	(64.4)
Current liabilities, excluding short-term debt	(399.6)	(394.9)	(388.1)
Other liabilities, excluding long-term debt	(337.7)	(335.3)	(262.3)

Adjusted invested capital	$3,029.2	$2,973.0	$2,958.2
Average adjusted invested capital*	$2,977.1	$3,025.9	$3,021.5

ROIC	7.0%	6.2%	6.6%

* Amounts represent the average of adjusted invested capital for each period-end for the 13 months prior to the fiscal year ends presented.

Adjusted comparisons. In order to better reflect our comparative fiscal year operating performance, we have provided the table below that summarizes the unusual items that impact comparability for the periods presented (in millions):

	Net Sales	Operating Income	Income from Continuing Operations	Diluted Income Per Share - Continuing Operations

Fiscal year 2003, as reported	$3,236.8	$316.3	$157.6	$1.09
Impact of 53rd week	(33.9)	(4.9)	(3.1)
Special charges, net	–	6.4	3.9
Interest income: ESOP settlement	–	–	(4.0)
Tax benefit: ESOP settlement	–	–	(6.0)
Early extinguishment of debt	–	–	5.4
Gain on land sale	–	–	(1.3)
Additional tax accruals	–	–	4.3
Reversal of certain tax accruals	–	–	(6.0)

Fiscal year 2003, as adjusted	$3,202.9	$317.8	$150.8	$1.05

Fiscal year 2002, as reported	$3,239.8	$300.7	$135.7	$0.89
EITF Issue No. 02-16 adjustment	(83.3)	–	–
Special charges, net	–	2.6	1.6
Gain on land sale	–	–	(2.1)

Fiscal year 2002, as adjusted	$3,156.5	$303.3	$135.2	$0.89

Fiscal year 2001, as reported	$3,144.0	$268.4	$90.1	$0.58
EITF Issue No. 02-16 adjustment	(69.6)	–	–
Exclude goodwill amortization	–	49.8	48.3
Special charges, net	–	13.8	8.5
Gain on pension curtailment	–	(8.9)	(5.4)

Fiscal year 2001, as adjusted	$3,074.4	$323.1	$141.5	$0.90

Index

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements of expected future developments, as defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this Form 10-K refer to our expectations regarding continuing operating improvement and other matters. These forward-looking statements reflect our expectations and are based on currently available data; however, actual results are subject to future risks and uncertainties, which could materially affect actual performance. Risks and uncertainties that could affect such performance include, but are not limited to, the following: competition, including product and pricing pressures; changing trends in consumer tastes; changes in our relationship and/or support programs with PepsiCo and other brand owners; market acceptance of new product offerings; weather conditions; cost and availability of raw materials; availability of capital; labor and employee benefit costs; unfavorable interest rate and currency fluctuations; costs of legal proceedings; outcomes of environmental claims and litigation; changing legislation; and general economic, business and political conditions in the countries and territories where we operate. These events and uncertainties are difficult or impossible to predict accurately and many are beyond our control. We assume no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview

We manufacture, distribute, and market a broad portfolio of beverage products in the U.S., Central Europe and the Caribbean. We sell a variety of brands that we bottle under franchise agreements with various brand owners, including PepsiCo or PepsiCo joint ventures. In some territories, we manufacture, package, sell and distribute our own brands, such as Toma brands in Central Europe. Our territories in the U.S. include a significant portion of an 18 state region, primarily in the Midwest. In Central Europe, we serve Poland, Hungary, the Czech Republic, and Republic of Slovakia. In the Caribbean, our territories include Puerto Rico, Jamaica, Barbados, the Bahamas, and Trinidad and Tobago.

We measure our operating performance and manage our business to optimize shareholder value through five key drivers, including balance between volume and pricing, a controlled cost structure, strong execution in the marketplace, and improved utilization of our international infrastructure to achieve profitability in our combined international operations. An overview of our operating performance and these factors in fiscal year 2003, as well as the challenges and opportunities we face in achieving improved operating performance in 2004, is summarized as follows:

Volume. Worldwide volume declined 2.7 percent in fiscal year 2003, compared to the prior year. Excluding the benefit of the 53rd week (see “Fiscal Year” in Results of Operations), worldwide volume would have declined 3.7 percent, and U.S. volume would have decreased 3.5 percent. The volume declines were primarily the result of continued declines in our single serve package and trademark Pepsi and trademark Mountain Dew volume, as well as the weak performance in the first quarter of 2003. Trademark Pepsi and trademark Mountain Dew comprise approximately 80 percent of our total volume. In fiscal year 2004, we have marketing and merchandising plans that will emphasize the single serve package and our core brands in an effort to stabilize volume and reverse the declining volume trends. In addition, we continue to focus on package innovation as a driver of volume growth, with the introduction of the eight-ounce can in the fourth quarter of 2003, and the continued rollout of our “Fridge-Mate” package in the U.S. operations. We anticipate that worldwide volume growth in 2004, compared to 2003 excluding the 53rd week in the U.S., will be approximately 1 percent as a result of these initiatives, as the declining trends continue to reverse, as begun in the fourth quarter of 2003.

Pricing. The impact of the 3.7 percent worldwide volume decline, on a comparable selling week basis, was offset by our disciplined pricing structure that we initiated in 2003. Worldwide net selling price improved 5.3 percent in fiscal year 2003 compared to the prior year, driven primarily by the pricing improvements in the U.S. of 4.4 percent. Maintaining our pricing discipline is a key factor in achieving operating income growth, and we anticipate maintaining worldwide net pricing growth in the range of 2 to 3 percent in fiscal year 2004, compared to fiscal year 2003 excluding the 53rd week in the U.S.

Controllable costs. We continue to focus on our controllable costs. On a comparable basis, adjusting for the impact of the 53rd week and assuming that EITF 02-16 had been in effect, we reduced the rate of growth in our selling, delivery and administrative ("SD&A") expenses in fiscal year 2003 to 2.2 percent, compared to 8.4 percent growth in fiscal year 2002 from fiscal year 2001. In fiscal year 2004, we will continue the focus on cost containment.

Index

Execution in marketplace. We continue to focus on execution in the marketplace, including our next generation selling system and call center investments in 2003. Our next generation selling system improves the technology base supporting our selling process and improves the execution of the selling process in the marketplace. As we convert to our next generation selling system, we are moving from a conventional route system to a pre-sell system. In the conventional route sales system, a route driver simultaneously takes the customer’s order and delivers product to the customer. In the pre-sell environment, a dedicated sales person takes the customer’s order and a delivery person subsequently delivers a pre-determined order to the customer. This new selling system is expected to increase distribution through the use of a dedicated sales team, decrease costs associated with handling products and allow us to optimize our delivery routing structure. We will continue to have some rollout costs related to such investments in 2004.

In addition, in 2003 we opened “Pepsi Connect,” our dedicated call center in Fargo, North Dakota. This call center will take orders for the small format accounts whose volume does not justify a dedicated sales person. This call center will allow us to provide the service these customers deserve at the appropriate cost.

Profitability in our international operations. The profitability in our international operations has been a challenge in the past due to macroeconomic and political conditions, as well as the competitive environments in which we operate; however, in fiscal year 2003, we achieved profitability in our combined international operations for the first time. Operating income in our international operations was $0.6 million in fiscal year 2003, compared to a combined operating loss of $14.0 million in the prior year. Profitability was achieved in our international operations due to several factors, including the successful rollout of the alternative sales and distribution strategy in Central Europe. This strategy involves the use of third party distributors in the less densely populated rural areas. Poland is the last country to complete the migration to the alternative distribution strategy. Once completed, which is expected by the second quarter of 2004, we anticipate annual savings of approximately $7 million. In addition, we have better leveraged the infrastructure in the Caribbean in several ways, including the sourcing of production for Barbados from an already existing manufacturing location and the utilization of a third party distributor, as well as expanding our portfolio of products for distribution in Trinidad. We will continue to experience the benefit from these initiatives in 2004; however, in Central Europe, we will be faced with the challenges of entrance into the European Union (“EU”) in May 2004. We anticipate higher costs in Central Europe in 2004, including costs incurred for entry into the European Union and higher sugar prices due to the elimination of price supports, which we plan to mitigate, in part, by our continued focus on achieving and maintaining higher net pricing.

Our success in achieving operating income growth from the above factors, our efforts in driving lower borrowing costs and a lower effective tax rate, as well as our disciplined approach to capital spending and managing working capital effectively have driven significant increases in free cash flows. Our increase in free cash flow puts us in a very good financial position in 2004, for which there are several options available to us. We continue to examine the optimal uses of this cash and the options include increasing our dividends, repurchasing stock, investing in the business and pursuing acquisitions with a high economic return. In January 2004, we acquired the franchise rights to manufacture and distribute Dr Pepper in 13 counties in Arkansas for approximately $17.5 million. In addition, on February 17, 2004, we announced that our Board of Directors declared a quarterly dividend of $0.075 per share on PepsiAmericas common stock. The dividend is payable April 1, 2004 to shareholders of record on March 12, 2004. In declaring the quarterly dividend, the Board announced its decision to change its practice of reviewing dividend declarations on an annual basis. Instead, the Board will institute a practice of reviewing dividend declarations on a quarterly basis. This quarterly dividend marks the first declaration under this new quarterly approach.

The above overview should not be considered by itself in determining full disclosure, and should be read in conjunction with the other sections of this Annual Report on Form 10-K.

The following discussion and analysis includes six major categories: critical accounting policies, related party transactions, results of operations, liquidity and capital resources, recently issued accounting pronouncements, and discussion of our market risks. The discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and notes thereto included in this Annual Report on Form 10-K.

Critical Accounting Policies

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to use estimates. We base our estimates on historical experience, available information and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and revisions to estimates are included in our results for the period in which the actual amounts or revisions become known. Presented in our notes to the Consolidated Financial Statements is a summary of our most significant accounting policies used in the preparation of such statements. Significant estimates in the Consolidated Financial Statements include goodwill impairment, environmental liabilities, income taxes and casualty insurance costs which are described in further detail below:

Index

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

Environmental Liabilities. We continue to be subject to certain indemnification obligations under agreements related to previously sold subsidiaries, including potential environmental liabilities (see "Environmental Matters" in Item 1 and Note 17 to the Consolidated Financial Statements). We have recorded our best estimate of our probable liability under those indemnification obligations, with the assistance of outside consultants and other professionals. Such estimates and the recorded liabilities are subject to various factors, including possible insurance recoveries, the allocation of liabilities among other potentially responsible parties, the advancement of technology for means of remediation, possible changes in the scope of work at the contaminated sites, as well as possible changes in related laws, regulations, and agency requirements.

Income Taxes. Our effective income tax rate is based on income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. The tax bases of our assets and liabilities reflect management’s best estimate of the outcome of future tax audits. We have established valuation allowances against substantially all of the non-U.S. net operating losses to reflect the uncertainty of our ability to fully utilize these benefits given the limited carryforward periods permitted by the various jurisdictions. The evaluation of the realizability of our net operating losses requires the use of considerable management judgment to estimate the future taxable income for the various jurisdictions, for which the ultimate amounts and timing of such estimates may differ. The valuation allowance can also be impacted by changes in the tax regulations.

Significant judgment is required in determining our contingent tax liabilities. We have established contingent tax liabilities using management’s best judgment and adjust these liabilities as warranted by changing facts and circumstances. A change in our tax liabilities in any given period could have a significant impact on our results of operations and cash flows for that period.

Casualty Insurance Costs. Due to the nature of our business, we require insurance coverage for certain casualty risks. We are self-insured for workers compensation, product and general liability up to $1 million per occurrence and automobile liability up to $2 million per occurrence. The casualty insurance costs for our self-insurance program represent the ultimate net cost of all reported and estimated unreported losses incurred during the fiscal year. We do not discount casualty insurance liabilities.

Our liability for casualty costs is estimated using individual case-based valuations and statistical analyses and is based upon historical experience, actuarial assumptions and professional judgment. These estimates are subject to the effects of trends in loss severity and frequency and are based on the best data available to us. These estimates, however, are also subject to a significant degree of inherent variability, including the relatively recent increases in medical costs. We evaluate these estimates with our actuarial advisors on an annual basis and we believe that they are appropriate and within acceptable industry ranges, although an increase or decrease in the estimates or economic events outside our control could have a material impact on our results of operations and cash flows. Accordingly, the ultimate settlement of these costs may vary significantly from the estimates included in our Consolidated Financial Statements.

Related Party Transactions

Transactions with PepsiCo

PepsiCo is considered a related party due to the nature of our franchise relationship and PepsiCo’s ownership interest in us. As of fiscal year end 2003, PepsiCo held, directly and indirectly, 39.9 percent of PepsiAmericas’ outstanding common stock. Approximately 92 percent of our total volume is derived from the sale of Pepsi-Cola products. We have entered into transactions and agreements with PepsiCo from time to time, and we expect to enter into additional transactions and agreements with PepsiCo in the future. Material agreements and transactions between our company and PepsiCo are described below.

Index

Bottling Agreements and Purchases of Concentrate and Finished Products. We purchase concentrates from PepsiCo and manufacture, package, distribute and sell carbonated and non-carbonated beverages under various bottling agreements with PepsiCo. These agreements give us the right to manufacture, package, sell and distribute beverage products of PepsiCo in both bottles and cans and fountain syrup in specified territories. These agreements include a Master Bottling Agreement and a Master Fountain Syrup Agreement for beverages bearing the "Pepsi-Cola" and "Pepsi" trademarks in the United States. We also have entered into bottling and distribution agreements for non-cola products in the United States, and international bottling agreements for countries outside the United States. These agreements provide PepsiCo with the ability to set prices of concentrates, as well as the terms of payment and other terms and conditions under which we purchase such concentrates. Concentrate purchases from PepsiCo included in cost of goods sold totaled $671.7 million, $641.9 million and $619.5 million for the fiscal years ended 2003, 2002 and 2001, respectively. In addition, we bottle water under the "Aquafina" trademark pursuant to an agreement with PepsiCo that provides for payment of a royalty fee to PepsiCo, which totaled $25.9 million, $22.8 million and $16.1 million for the fiscal years ended 2003, 2002 and 2001, respectively, and is included in cost of goods sold. We also purchase finished beverage products from PepsiCo and certain of its affiliates, including tea, concentrate and finished beverage products from a Pepsi/Lipton partnership, as well as finished beverage products from a PepsiCo/Starbucks partnership. Such purchases are reflected in cost of goods sold and totaled $90.8 million, $90.7 million and $75.2 million for the fiscal years ended 2003, 2002 and 2001, respectively.

A portion of our contractual cost of cans is subject to price fluctuations based on commodity price changes in aluminum. We use derivative financial instruments to hedge the price risk associated with anticipated purchases of cans (see Note 12 to the Consolidated Financial Statements). PepsiCo acts as our agent for the execution of such derivative contracts.

Bottler Incentives and Other Support Arrangements. PepsiCo and PepsiAmericas share a business objective of increasing availability and consumption of Pepsi-Cola beverages. Accordingly, PepsiCo provides us with various forms of bottler incentives to promote their brands. The level of this support is negotiated regularly and can be increased or decreased at the discretion of PepsiCo. The bottler incentives cover a variety of initiatives, including direct marketplace, shared media and advertising support, to support volume and market share growth. Worldwide bottler incentives from PepsiCo totaled approximately $165.8 million, $154.2 million, and $138.0 million for the fiscal years ended 2003, 2002 and 2001. There are no conditions or requirements that could result in the repayment of any support payments received by us.

Under the 2003 marketing support program, and in conjunction with the prospective adoption of EITF Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor” in the first quarter of 2003, bottler incentives that are directly attributable to incremental expenses incurred are reported as either an increase to net sales or a reduction to SD&A expenses, commensurate with the recognition of the related expense. Such bottler incentives include amounts received for direct support of advertising commitments and exclusivity agreements with various customers. All other bottler incentives are recognized as a reduction of cost of goods sold when the related products are sold based on the agreements with vendors. Such bottler incentives primarily include base level funding amounts which are fixed in amount based on the previous year’s volume and variable amounts that are reflective of the current year’s volume performance. Prior to the adoption of EITF Issue No. 02-16 and under previous marketing support programs, bottler incentives were primarily recognized as an increase to net sales or as a reduction in SD&A expenses based on the objectives of the programs and initiatives.

Based on information received from PepsiCo, PepsiCo provided indirect marketing support to our marketplace, which consisted primarily of media expenses. This indirect support is not reflected or included in our Consolidated Financial Statements, as these amounts were paid by PepsiCo on our behalf to a third party.

Manufacturing and National Account Services. We provide manufacturing services to PepsiCo in connection with the production of certain finished beverage products, and also provide certain manufacturing, delivery and equipment maintenance services to PepsiCo's national account customers. Net amounts paid or payable by PepsiCo to us for these services were $18.6 million, $23.5 million, and $25.4 million for fiscal years 2003, 2002 and 2001, respectively.

Other Transactions. PepsiCo provides procurement services to us pursuant to a shared services agreement. Under such agreement, PepsiCo negotiates with various suppliers the cost of certain raw materials by entering into raw material contracts on our behalf. In addition, PepsiCo collects and remits to us certain rebates from the various suppliers related to our procurement volume. The raw material contracts obligate us to purchase certain minimum volumes. In 2003 and 2002, we paid $2.4 million and $1.9 million, respectively, to PepsiCo for such services. In 2001, we paid $3.0 million related to the procurement of raw materials, processing of accounts payable and credit and collection, certain payroll tax services and information technology maintenance to PepsiCo. The payments related to procurement are included in costs of goods sold and payments related to other services are recorded in SD&A expenses.

During fiscal year 2002, we paid $3.3 million to PepsiCo for the SoBe distribution rights, of which approximately $0.2 million of amortization expense is included in SD&A expenses for the fiscal years ended 2003 and 2002, respectively.

Index

Beginning in September 2003, we purchased snack food products from Frito-Lay, Inc., a subsidiary of PepsiCo, for sale and distribution in Trinidad. Amounts paid or payable to PepsiCo and its affiliates for snack food products were $0.3 million in fiscal year 2003.

At the end of fiscal years 2003 and 2002, net amounts due from (to) PepsiCo related to the above transactions amounted to ($2.1) million and $27.7 million, respectively.

The Consolidated Statements of Income include the following income and (expense) transactions with PepsiCo (in millions):

	2003		2002		2001

Net sales:
Bottler incentives		$7.5		$84.8		$71.5
Manufacturing and national account services		18.6		23.5		25.4

		$26.1		$108.3		$96.9

Cost of goods sold:
Purchases of concentrate	$	(671.7)	$	(641.9)	$	(619.5)
Purchases of finished products		(90.8)		(90.7)		(75.2)
Bottler incentives		142.6		19.2		16.7
Aquafina royalty fees		(25.9)		(22.8)		(16.1)
Procurement services		(2.4)		(1.9)		(2.1)

	$	(648.2)	$	(738.1)	$	(696.2)

Selling, delivery and administrative expenses:
Bottler incentives		$15.7		$50.2		$49.8
Purchases of advertising materials		(1.8)		(2.6)		(4.3)
Other		(0.2)		(0.2)		(0.9)

		$13.7		$47.4		$44.6

Agreements and Relationships with Dakota Holdings, LLC and Mr. Pohlad

Under the terms of the PepsiAmericas Merger Agreement, Dakota Holdings, LLC, a Delaware limited liability company whose members at the time of the PepsiAmericas merger included PepsiCo and Pohlad Companies, was required to elect a contingent payment alternative in exchanging its shares of the former PepsiAmericas. Mr. Pohlad is the President and the owner of one-third of the capital stock of Pohlad Companies. Accordingly, in connection with the transaction, Dakota Holdings, LLC acquired the right to receive up to 6,669,747 shares of our common stock if certain performance levels were met for the years 2000 through 2002. The Affiliated Transaction Committee of the Board, which oversaw the process of determining whether the contingent payments were earned under the PepsiAmericas Merger Agreement, determined that no shares were issuable pursuant to this right.

In connection with the PepsiAmericas merger, Dakota Holdings, LLC became the owner of 14,562,970 shares of our common stock, including 377,128 shares purchasable pursuant to the exercise of a warrant. In November 2002, the members of Dakota Holdings, LLC entered into a redemption agreement pursuant to which the PepsiCo membership interests were redeemed in exchange for certain assets of Dakota Holdings, LLC. As a result, Dakota Holdings, LLC became the owner of 12,027,557 shares of our common stock, including 311,470 shares purchasable pursuant to the exercise of a warrant.

Index

Transactions with Pohlad Companies

In February 2002, we entered into an Aircraft Joint Ownership Agreement with Pohlad Companies. Pursuant to the Aircraft Joint Ownership Agreement we purchased a one-eighth interest in a Lear Jet aircraft owned by Pohlad Companies. We paid approximately $1.6 million related to the jet in fiscal year 2002, which included our capitalized portion of the purchase price ($1.5 million) and the related SD&A expenses associated with the jet ($0.1 million). SD&A expenses associated with the jet in 2003 were $0.1 million.

In addition, we paid Pohlad Companies, or its subsidiaries, for various services, which totaled approximately $0.1 million, $0.7 million and $0.3 million in 2003, 2002 and 2001, respectively.

Other Transactions

Transactions with Bottlers in which PepsiCo Holds an Equity Interest. We sell finished beverage products to other bottlers, including The Pepsi Bottling Group, Inc., a bottler in which PepsiCo owns an equity interest. These sales occur in instances where the proximity of our production facilities to the other bottlers’ markets or lack of manufacturing capability, as well as other economic considerations, make it more efficient or desirable for the other bottlers to buy finished product from us. Our sales to other bottlers, including those in which PepsiCo owns an equity interest, were approximately $64.6 million, $71.6 million, and $79.0 million for the fiscal years ended 2003, 2002, and 2001, respectively. Our purchases from such other bottlers for the fiscal years ended 2003, 2002, and 2001 were not material.

Results of Operations

In the discussions of our results of operations below, the number of cases sold is referred to as volume. Net pricing is net sales divided by number of cases and gallons sold for our core businesses, which include bottles and cans (including bottle and can volume from vending equipment sales) as well as food service. Changes in net pricing include the impact of sales price (or rate) changes, as well as the impact of brand, package and geographic mix. Net pricing and reported volume amounts exclude contract, commissary, private label, concentrate, and vending (other than bottles and cans) revenue and volume. Contract sales represent sales of manufactured product to other franchised bottlers and typically decline as excess manufacturing capacity is utilized. Cost of goods sold per unit is the cost of goods sold for our core businesses divided by related number of cases and gallons sold.

Items Impacting Comparability

Fiscal Year. Our fiscal year ends on the Saturday closest to December 31 and as a result, a 53rd week (the “53rd week”) is added every five to six years. Fiscal year 2003 consisted of 53 weeks ended on January 3, 2004. Fiscal years 2002 and 2001 consisted of 52 weeks ended on December 28, 2002 and December 29, 2001, respectively. Our fiscal year end policy only impacts our U.S. operations. Our CEG and Caribbean operations fiscal years end on December 31st and therefore are not impacted by the 53rd week. The following table illustrates the approximate dollars (in millions) and percentage points of growth that the incremental week contributed to our 2003 operating results:

	Dollars	Percentage Points

Net sales	$33.9	1.0%
Gross profit	13.1	1.0%
Selling, delivery and administrative expenses	8.2	0.8%
Operating income	4.9	1.5%

Impact of Emerging Issues Task Force Issue No. 02-16. In the first quarter of 2003, we prospectively adopted EITF Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor.” EITF Issue No. 02-16 concludes that certain consideration received by a customer from a vendor is presumed to be a reduction of the price of the vendor's products, and therefore, should be recorded as a reduction of cost of goods sold when recognized in the customer's income statement, unless certain criteria are met. This presumption is overcome if the consideration paid to the customer is directly attributable (offsetting) to incremental and separately identifiable expenses incurred elsewhere in the income statement. Prior to the adoption of EITF Issue No. 02-16, bottler incentives (marketing support programs) from brand owners were recognized as an increase to net sales or as a reduction in SD&A expenses based on the objectives of the programs and initiatives. In accordance with EITF Issue No. 02-16, we recorded certain bottler incentives as a reduction of cost of goods sold beginning in the first quarter of 2003 to properly account for new agreements. Bottler incentives that are directly attributable to incremental expenses incurred are reported as either an increase to net sales or a reduction to SD&A expenses, commensurate with the recognition of the related expense. All other bottler incentives are recognized as a reduction of cost of goods sold when the related products are sold based on the agreements with vendors.

Index

Assuming that EITF Issue No. 02-16 had been in place at the beginning of fiscal year 2002 and 2001, the following adjustments would have been made to our fiscal year 2002 and 2001 reported results (in millions):

	2002	2001

Net sales
As reported	$3,239.8	$3,144.0
EITF Issue No. 02-16 adjustment	(83.3)	(69.6)

Adjusted comparisons	$3,156.5	$3,074.4

Cost of goods sold
As reported	$1,967.4	$1,912.1
EITF Issue No. 02-16 adjustment	(121.5)	(89.9)

Adjusted comparisons	$1,845.9	$1,822.2

SD&A
As reported	$968.4	$908.6
EITF Issue No. 02-16 adjustment	38.2	20.3

Adjusted comparisons	$1,006.6	$928.9

Operating Results - 2003 compared with 2002

Volume. Sales volume growth (declines) for 2003 and 2002 were as follows:

	2003		2002

U.S.	(2.3%	)	1.9%
Central Europe	(6.7%	)	12.1%
Caribbean	4.3%		(0.4%	)

Worldwide	(2.7%	)	3.5%

In 2003, worldwide volume decreased 2.7 percent compared to the prior year, mainly attributable to volume declines of 2.3 percent in the U.S. and 6.7 percent in Central Europe offset by Caribbean volume growth of 4.3 percent. Excluding the benefit of the 53rd week, worldwide volume would have declined 3.7 percent, and U.S. volume would have decreased 3.5 percent compared to the prior year. The decline in worldwide volumes for the year was mainly due to the weak performance in the first quarter of 2003 in the U.S. and Central Europe, the continued impact of lower single serve package volumes, and the impact of volume declines in trademark Pepsi and trademark Mountain Dew. However, volume declines slowed throughout 2003 ending with the impact of a decrease in worldwide volume of 2.5 percent in the fourth quarter and a slight increase in U.S. volume of 0.4 percent, excluding the benefit of the 53rd week, compared to the prior year.

The decline in U.S. volume of 3.5 percent in fiscal year 2003, excluding the benefit of the 53rd week, reflected the weak performance in the first quarter of 2003, as well as continued softness in single serve package volume and trademark Pepsi and trademark Mountain Dew, as consumer demands shifted and higher net selling prices were maintained. We experienced softness across all channels, including continued volume declines in the small format channel. From a brand perspective, the decline in U.S. volume included mid single-digit declines in trademark Pepsi, driven mainly by lower volumes in brand Pepsi, offset, in part, by the introduction of Pepsi Vanilla in the third quarter of 2003. The low single-digit declines in trademark Mountain Dew reflected lower volumes in brand Mountain Dew, offset, in part, by the introduction of LiveWire in the second quarter of 2003 and volume increases in Diet Mountain Dew. Trademark Pepsi and trademark Mountain Dew comprise almost 80 percent of our total volume. During 2003, we continued to achieve growth in Sierra Mist and trademark Lipton. Trademark Aquafina volumes were relatively flat compared to the same period in the prior year. In fiscal year 2004, we have marketing and merchandising plans that will emphasize the single serve package and our core trademarks, Pepsi and Mountain Dew, in an effort to stabilize volume. In addition, we continue to focus on package innovation as a driver of volume growth, with the introduction of the eight-ounce can in the fourth quarter of 2003, and the continued rollout of Fridge-Mate. We anticipate 1 to 2 percent volume increases in the U.S. in fiscal year 2004 compared to 2003, excluding the 53rd week, as a result of these marketing and product innovation initiatives.

Index

Total volume in Central Europe decreased 6.7 percent during 2003, and reflected volume declines in all four countries. Volume declined year-over-year in Central Europe due to several factors, including continued competitive pressures in the water and carbonated soft drink categories and poor weather conditions in the first quarter of 2003 in certain markets. In Central Europe, carbonated soft drinks account for approximately 64 percent of total volume, while the water category comprises approximately 28 percent of our volume. A new market entrant in the value-priced water segment negatively impacted our volume trends as we maintained our pricing structure. Overall, we have maintained a similar disciplined pricing structure in Central Europe as we have in the U.S., despite the competitive pressures, which has negatively impacted our volume trends, but has positively contributed to our operating profit. In 2004, we will continue to re-evaluate the balance between volume and pricing in the various markets to ensure maximization of our operating profits. We expect Central Europe's volume to be flat in fiscal year 2004, compared to 2003, due to the impact of increased pricing which will be necessary to offset the effect of higher sugar costs expected to be incurred with the EU ascension in May 2004.

Total volume in the Caribbean increased 4.3 percent compared to the same period last year primarily reflecting volume improvements in Puerto Rico and Trinidad. Puerto Rico accounts for approximately 70 percent of total volume in the Caribbean. Overall, trademark Pepsi volume grew in the mid single digits and accounts for approximately 60 percent of the total Caribbean volume. Aquafina, Lipton and Tropicana volume also improved over the prior year, while Seven Up volume declined from the prior year. We anticipate continued volume growth in the Caribbean in fiscal year 2004 of approximately 2.5 to 3.5 percent.

Net Sales. Net sales and net pricing statistics for 2003 and 2002 were as follows (dollar amounts in millions):

Net Sales	2003		2002		Change

U.S.	$2,739.4		$2,760.5		( 0.8%	)
Central Europe	310.4		298.4		4.0%
Caribbean	187.0		180.9		3.4%

Worldwide	$3,236.8		$3,239.8		( 0.1%	)

Net Pricing Growth (Decline)	2003		2002

U.S.	4.4%		1.6%
Central Europe	13.5%		( 0.8%	)
Caribbean	( 0.3%	)	3.9%

Worldwide	5.3%		0.8%

Net sales in 2003 decreased $3.0 million, or 0.1 percent, to $3,236.8 million compared to $3,239.8 million in 2002. On a comparable basis, assuming that EITF Issue No. 02-16 had been in effect during 2002 and excluding the benefit from the 53rd week in 2003 in the U.S. operations, net sales would have increased $46.4 million, or 1.5 percent, in 2003, compared to the prior year. The 1.5 percent increase in worldwide net sales on a comparable basis primarily reflects an increase in worldwide net average selling prices of 5.3 percent, driven by increased pricing in the U.S. and Central Europe, favorable exchange rates in Central Europe, offset, in part, by the impact of volume declines in both the U.S. and Central Europe. In addition, our Caribbean operations contributed positively to net sales growth in 2003. We anticipate worldwide net selling prices to increase 2 to 3 percent in fiscal year 2004, compared to 2003.

Net sales in the U.S. in 2003 decreased $21.1 million to $2,739.4 million from $2,760.5 million in the prior year. On a comparable basis, assuming that EITF Issue No. 02-16 had been in effect during 2002 and excluding the benefit from the 53rd week in 2003, net sales would have increased $28.2 million, or approximately 1.1 percent over the prior year. The increase in U.S. net sales was the result of improved net selling price per unit of 4.4 percent, which offset the impact of the lower volumes in 2003 versus 2002. The improvement in net pricing was driven by price increases of approximately 2.7 percent and package mix contribution of 1.7 percent. A favorable change in our can mix, including the eight-ounce cans introduced in the fourth quarter of 2003, as well as a reversal in declining trends in our 20-ounce single serve business in the fourth quarter of 2003, contributed to the positive mix impact.

Net sales in Central Europe increased $12.0 million, or 4.0 percent, to $310.4 million in 2003 from $298.4 million in the prior year. The increase was attributed to the favorable impact of changes in foreign exchange rates of approximately $30.0 million and an increase in net pricing, offset by the impact of the 6.7 percent volume declines. Net sales in 2003 compared to the same period in the prior year were also negatively impacted by lower co-packing revenue in the Czech Republic in 2003 of approximately $10 million due to new packaging legislation in Germany. This new legislation negatively impacted the sales of products in returnable bottles due to deposit requirements.

Index

Caribbean net sales increased 3.4 percent to $187.0 million compared to $180.9 million in the prior year. The increase in net sales resulted mainly from volume growth of 4.3 percent and increased net pricing in Puerto Rico and Trinidad, offset, in part, by Jamaica’s decline in net pricing due, in part, to unfavorable foreign exchange rates.

Cost of Goods Sold. Cost of goods sold for 2003 and 2002 were as follows (dollar amounts in millions):

	2003	2002	Change

U.S.	$1,560.6	$1,653.8	( 5.6%	)
Central Europe	176.1	177.3	( 0.7%	)
Caribbean	139.9	136.3	2.6%

Worldwide	$1,876.6	$1,967.4	( 4.6%	)

Cost of goods sold decreased $90.8 million, or 4.6 percent, to $1,876.6 million compared to $1,967.4 million last year. On a comparable basis, assuming that EITF Issue No. 02-16 had been in effect during 2002 and excluding the costs from the 53rd week in the U.S. operations, cost of goods sold would have increased $9.9 million, or 0.5 percent.

In the U.S., cost of goods sold decreased $93.2 million, to $1,560.6 million from $1,653.8 million in 2002. On a comparable basis, assuming that EITF Issue No. 02-16 had been in effect during 2002 and excluding the costs from the 53rd week, costs of goods sold would have increased $3.5 million, or 0.2 percent. The increase in cost of goods sold on a comparable basis can be attributed to an increase in cost of goods sold per unit. The increase in cost of goods sold per unit in the U.S. reflected higher concentrate costs and increased costs related to product mix. More of our products are being sold in non-returnable PET packages versus can packages, which is a trend we expect to continue. Concentrate prices from PepsiCo beginning in February of 2003 were approximately 2 percent higher than the prior year. In 2004, we anticipate that concentrate pricing will increase approximately 0.7 percent compared to 2003.

In Central Europe, cost of goods sold decreased $1.2 million, or 0.7 percent, to $176.1 million compared to $177.3 million in the previous year. Assuming that EITF Issue No. 02-16 had been in effect during 2002, Central Europe cost of goods sold would have increased $2.8 million in 2003, compared to the prior year, due primarily to the unfavorable impact of foreign exchange rates of approximately $15.1 million. Excluding the impact of foreign exchange rates and on a comparable basis, cost of goods sold decreased $12.3 million, or 7.1 percent, which can be primarily attributed to the volume decline of 6.7 percent for 2003 and the lower costs related to the decline in the German co-packing business in the Czech Republic. Cost of goods sold per unit in Central Europe is expected to increase in 2004 due to higher sugar prices expected to be incurred with the EU ascension in May 2004. Upon entry into the EU, price supports for sugar will be removed and our costs are expected to increase by approximately $6 to $8 million in 2004 for the period May 1 through December 31, 2004.

In the Caribbean, cost of goods sold increased $3.6 million, or 2.6 percent, to $139.9 million compared to $136.3 million in 2002, driven mainly by the increase in volume of 4.3 percent and unfavorable foreign exchange rates in Jamaica, offset, in part, by a lower cost of goods sold per unit.

Selling, Delivery and Administrative Expenses. Selling, delivery and administrative expenses for 2003 and 2002 were as follows (dollar amounts in millions):

	2003	2002	Change

U.S.	$857.0	$791.1	8.3%
Central Europe	133.9	129.3	3.6%
Caribbean	46.2	48.0	( 3.8%	)

Worldwide	$1,037.1	$968.4	7.1%

In 2003, SD&A expenses increased $68.7 million, or 7.1 percent, to $1,037.1 million from $968.4 million in the previous year. On a comparable basis, assuming that EITF Issue No. 02-16 had been in effect in 2002 and excluding the $8.2 million of costs contributed by the 53rd week of U.S. operations, SD&A expenses would have increased $22.3 million, or 2.2 percent. As a percentage of net sales, SD&A expenses increased to 32.1 percent in 2003, compared to 31.9 percent in the prior year. On a comparable basis, the 2.2 percent increase in SD&A expenses compares favorably to the prior year SD&A growth trend of 8.4 percent due mainly to our focus on controlling costs. Excluding the impact of the 53rd week in 2003, we anticipate that SD&A expenses will increase in the range of 3 to 4 percent in 2004.

Index

In the U.S., SD&A expenses increased $65.9 million to $857.0 million compared to $791.1 million in the prior year. On a comparable basis, assuming that EITF Issue No. 02-16 had been in effect in 2002 and excluding the costs of the 53rd week, SD&A expenses would have increased $23.5 million, or 2.8 percent. As a percentage of net sales and on a comparable basis, SD&A expenses increased to approximately 31.4 percent, compared to 30.8 percent in the prior year. The increase in SD&A expenses was primarily attributed to higher insurance and benefit costs which most likely will continue in 2004.

In Central Europe, SD&A expenses increased $4.6 million to $133.9 million from $129.3 million in the prior year. Excluding the $10.0 million unfavorable impact of foreign currency rates and the $4.0 million unfavorable impact of the adoption of EITF Issue No. 02-16 in 2003, SD&A expenses would have decreased $9.4 million in 2003, compared to the prior year. SD&A expenses as a percentage of net sales and on a comparable basis improved to 43.1 percent in fiscal year 2003, compared to 44.7 percent in the prior year. The decrease in SD&A expense can be mainly attributed to the cost savings related to the migration to an alternative sales and distribution ("AS&D") strategy in the rural areas in Central Europe. Our conversion to the AS&D model should be completed by the second quarter of 2004, and upon completion, we expect cost savings of approximately $7 million annually. Such future cost savings will be offset, in part, by the investment we will make in connection with the EU ascension in May 2004.

SD&A expenses in the Caribbean decreased $1.8 million to $46.2 million in 2003, and improved as a percentage of net sales to 24.7 percent in 2003, from 26.5 percent in the prior year.

Special Charges. During 2003, we recorded special charges, net, of $6.4 million, including the $5.6 million charge, net, in the U.S. related to the reduction in workforce, and net charges of $0.8 million related to the changes in the production, marketing and distribution strategies in our international operations. The U.S. special charge, net, of $5.6 million consisted mainly of severance-related costs, including the acceleration of restricted stock awards, associated with the announced reduction in our U.S. workforce in the first quarter of 2003.

During 2003, we recorded special charges of $2.1 million in Central Europe related to the modification of the distribution method in Poland, the Czech Republic, and Republic of Slovakia, offset by a $2.1 million reversal of special charges recorded in the third quarter of 2003 related to the favorable outcomes associated with lease obligations and severance payments. In the Caribbean, we recorded special charges of $0.8 million that consisted mainly of asset write-downs related to the shutdown of the Barbados manufacturing facility. Similar to the distribution changes we are making in Central Europe, we have rationalized our operation in Barbados. We are now outsourcing our distribution through a local partner and sourcing production from another manufacturing location we operate.

Operating Income. Operating income for 2003 and 2002 was as follows (dollar amounts in millions):

	2003	2002	Change

U.S.	$315.7	$314.7	0.3%
Central Europe	0.5	(10.6)	*
Caribbean	0.1	(3.4)	*

Worldwide	$316.3	$300.7	5.2%

* Calculation of percentage change is not meaningful.

Operating income increased $15.6 million, or 5.2 percent, to $316.3 million compared to $300.7 million in 2002, driven mainly by an increase in operating income in our international operations of $14.6 million. The significant factors impacting U.S. operating income in 2003 were the improvements in net pricing and the $4.9 million contribution from the 53rd week, offset, in part, by a special charge, net, of $5.6 million related to the reduction in the U.S. workforce and the impact of volume declines and slightly higher SD&A expenses as a percentage of net sales.

For the first time, we achieved operating profitability in our combined international operations. Operating income in our international operations was $0.6 million in fiscal year 2003, compared to a combined operating loss of $14.0 million in the prior year. Operating income in Central Europe increased $11.1 million to $0.5 million in 2003, compared to a loss of $10.6 million in the prior year, while, in the Caribbean, operating income increased $3.5 million to $0.1 million in 2003, compared to a loss of $3.4 million in the prior year. Approximately $0.5 million of the Caribbean improvement in operating income was related to a change in estimate regarding the lives of certain fixed assets.

Index

Historically, the profitability of our international operations has been a challenge. The infrastructure of our Central Europe and Caribbean operations anticipated a certain growth in market share for PepsiCo branded products; however, the competitive environment, stronger than anticipated preferences to local branded products, as well as the overall macroeconomic and political conditions did not allow us to generate sufficient volume and revenue growth to cover the operating costs present in our current distribution infrastructures. Over the past several years, we have addressed the lack of profitability in our international operations in several ways. In Central Europe, first, we have sought to expand the products we distribute beyond carbonated soft drink brands owned by PepsiCo and Cadbury Schweppes. In 1999, we acquired a local brand in Central Europe, Toma, which allowed for the distribution of juices, still drinks and water under the Toma brand to leverage our existing infrastructure. Secondly, we began modifying our distribution method in Central Europe in 2002 from a conventional direct store delivery model to an alternative model using distributors in rural areas. Poland is the last country to complete the migration to the alternative distribution strategy in the rural areas. Once completed, which is expected by the second quarter of 2004, we anticipate annual savings of approximately $7 million. This change has both expanded our revenue by increasing our points of contact with the end customer and reduced costs.

As it relates to the Caribbean markets, we have better leveraged our infrastructure in the Caribbean in several ways, including the outsourcing of production for Barbados from an already existing manufacturing location and the utilization of a third party distributor, as well as expanding our portfolio of products for distribution in Trinidad.

We expect our international profitability to continue into 2004 as we benefit from these initiatives; however, we will be faced with challenges associated with the EU ascension in May 2004. We anticipate higher costs in Central Europe related to our implementation plans for entry into the EU as well as higher sugar prices, which we plan to mitigate, in part, by our continued focus on maintaining higher net pricing.

Interest and Other Expenses. Net interest expense in 2003 was $69.6 million, compared to $76.4 million in the prior year. Included in net interest expense during 2003 was a loss on the early extinguishment of debt of $8.8 million, offset, in part, by a $6.4 million increase in interest income due to the favorable resolution of a tax refund case related to our previous Employee Stock Ownership Plan ("ESOP"), both recorded in the first quarter. See Notes 8 and 10 to the Consolidated Financial Statements for further discussion. In addition, our borrowing costs have benefited from overall lower interest rates, a slight shift in our fixed and floating rate debt mix with approximately 65 percent of our total debt being fixed and the remaining floating, and the refinancing of a portion of our fixed rate debt in the first quarter of 2003.

We recorded other expense, net, of $6.5 million in 2003 compared to other expense, net, of $4.1 million reported in 2002. Included in other expense, net, in 2002 was a pre-tax gain of $3.5 million resulting from the sale of a parcel of land in downtown Chicago. In 2003, we recorded an additional gain on the same land sale of $2.1 million related to the reduction of certain accruals due to the favorable resolution of related contingencies.

Income Taxes. The effective income tax rate, which is income tax expense expressed as a percentage of income from continuing operations before income taxes, was 34.4 percent for 2003. Excluding the additional tax accruals recorded of $4.3 million in 2003, $6.0 million of tax benefit related to the favorable tax settlement associated with our previous ESOP in the first quarter, and the net reversal of tax accruals of $6.0 million related primarily to the conclusion of various income tax audits through the 1999 tax year in the third quarter, the effective tax rate for 2003 was 37.5 percent, compared to 38.4 percent in 2002. The reduction was due primarily to a lower effective state income tax rate in the U.S. An effective tax rate of 37.5 percent is anticipated for 2004. See Note 8 to the Consolidated Financial Statements for further discussion of the significant items recorded in “Income taxes.”

Income from Continuing Operations. Income from continuing operations increased $21.9 million to $157.6 million in 2003, compared to $135.7 million in 2002. The increase can mainly be attributed to the increase in the operating profit performance of our international operations of $14.6 million, the impact of the 53rd week in the U.S. operations of $3.1 million, lower borrowing costs resulting from lower interest rates, and the realization of certain tax benefits.

Net Income. Net income increased $27.9 million to $157.6 million in 2003, compared to $129.7 million in 2002. The factors affecting the improved performance were previously discussed. In addition, net income in 2002 was reduced by a charge to discontinued operations of $6.0 million after taxes.

Index

Operating Results - 2002 compared with 2001

Volume. Sales volume growth (declines) for 2002 and 2001 were as follows:

	2002	2001

U.S.	1.9%	0.4%
Central Europe	12.1%	3.1%
Caribbean operations	(0.4%)	13.6%

Worldwide	3.5%	1.6%

In 2002, total volume increased 3.5 percent, including U.S. volume growth of 1.9 percent and Central Europe volume growth of 12.1 percent, while Caribbean volume declined 0.4 percent. U.S. volume growth of 1.9 percent was driven by strong brand performance by Mountain Dew, Sierra Mist, Aquafina and Dr Pepper. Mountain Dew volume grew 1.2 percent, driven mainly by continued growth in regular and diet Mountain Dew Code Red. Pepsi flavored soft drink volume grew almost 15 percent, due mainly to the strong performance and expanded distribution of Sierra Mist, while Aquafina continued to have strong volume growth of approximately 46 percent. The growth in Pepsi branded products was partially offset by a 0.5 percent volume decline in trademark Pepsi, which accounts for approximately 51 percent of the U.S. volume mix. Dr Pepper volume grew 4.8 percent, led by diet Dr Pepper. We experienced package volume growth for carbonated soft drinks in cans and take-home PET packages or plastic bottle packages, led by the 24 ounce non-returnable PET package, which benefited from significant growth in the supermarkets and supercenters. Small format and on-premise channel performance declined from the prior year, resulting primarily from continued softness in our single serve packages, primarily the 20-ounce non-returnable plastic bottles.

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

Net Sales. Net sales and net pricing statistics for 2002 and 2001 were as follows (dollar amounts in millions):

Net Sales	2002		2001		Change

U.S.	$2,760.5		$2,699.7		2.3%
Central Europe	298.4		270.6		10.3%
Caribbean	180.9		173.7		4.1%

Worldwide	$3,239.8		$3,144.0		3.0%

Net Pricing Growth (Decline)

U.S.	1.6%		2.9%
Central Europe	( 0.8%	)	4.9%
Caribbean	3.9%		( 0.4%	)

Worldwide	0.8%		3.1%

Net sales in 2002 increased 3.0 percent to $3,239.8 million compared to $3,144.0 million in 2001. Excluding the $11.0 million net sales of the beer business that was divested in the first quarter of 2001, net sales increased $106.8 million, or 3.4 percent, primarily driven by the increase in net sales in the U.S. and Central Europe. U.S. net sales increased 2.3 percent to $2,760.5 million from $2,699.7 million. Excluding the net sales of the divested beer business in 2001, U.S. net sales increased 2.7 percent, driven by volume growth of 1.9 percent, as discussed above, and increased net pricing of 1.6 percent from the prior year. The increase in net pricing was driven by price increases of 1.1 percent and package mix contribution of 0.5 percent. These factors were partially offset by a $5.0 million, or 4 percent, decrease in other revenue, including commissary and contract sales.

Index

The growth in Central Europe net sales of $27.8 million, or 10.3 percent, to $298.4 million from $270.6 million in the prior year resulted from strong volume growth of 12.1 percent, as well as favorable foreign exchange rates offset, in part, by a 0.8 percent decline in net pricing. The favorable foreign exchange rates contributed approximately $19.0 million to Central Europe’s net sales improvement. The volume growth impact on net sales was mitigated, in part, by the 0.8 percent decline in net pricing in Central Europe, principally led by declines in Poland offset, in part, by increases in Hungary. In addition, other revenues declined $3.4 million from the prior year, including decreases in contract sales and private label sales, as was anticipated.

Caribbean net sales increased 4.1 percent in 2002 to $180.9 million from $173.7 million in the prior year. Volume in the Caribbean decreased 0.4 percent in 2002 compared to the prior year, offset by an increase in net pricing of 3.9 percent in 2002. We achieved pricing improvements in all markets. Other revenue increases, including concentrate and export sales contributed 0.4 percent of the net sales growth in 2002.

Cost of Goods Sold. Cost of goods sold for 2002 and 2001 were as follows (dollar amounts in millions):

	2002	2001	Change

U.S.	$1,653.8	$1,619.2	2.1%
Central Europe	177.3	164.0	8.1%
Caribbean	136.3	128.9	5.7%

Worldwide	$1,967.4	$1,912.1	2.9%

Cost of goods sold increased $55.3 million in 2002 to $1,967.4 million from $1,912.1 million in the prior year. Excluding costs associated with the divested beer business totaling $8.6 million in 2001, cost of sales increased $63.9 million, or 3.4 percent, in 2002.

In the U.S., excluding the impact of the divested beer business, U.S. cost of goods sold increased $43.2 million, or 2.7 percent, to $1,653.8 million, driven by the 1.9 percent growth in volume, and an almost 2 percent increase in cost of goods sold per unit. The increase in cost of goods sold per unit reflected higher concentrate costs, as well as increases in other ingredient and packaging costs associated with changes in the mix of products sold. This includes more of our products being sold in non-returnable PET packages versus can packages. The above factors were partially offset by a decrease in other cost of goods sold related to the decrease in contract and commissary sales.

In Central Europe, cost of goods sold increased $13.3 million, or 8.1 percent, to $177.3 million in 2002 from $164.0 million in the prior year. Cost of goods sold increased due to volume growth of 12.1 percent and due to the unfavorable impact of foreign currency translations, which added approximately $9.6 million to costs as measured in U.S. dollars, offset, in part, by a lower cost per unit due mainly to lower concentrate costs.

In the Caribbean, cost of goods sold increased $7.4 million, or 5.7 percent, to $136.3 million in 2002 from $128.9 million in the prior year, driven mainly by unfavorable foreign currency translations and increased packaging and ingredient costs.

Selling, Delivery and Administrative Expenses. Selling, delivery and administrative expenses for 2002 and 2001 were as follows (dollar amounts in millions):

	2002	2001	Change

U.S.	$791.1	$736.0	7.5%
Central Europe	129.3	126.3	2.4%
Caribbean	48.0	46.3	3.7%

Worldwide	$968.4	$908.6	6.6%

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

Index

SD&A expenses in Central Europe increased $3.0 million to $129.3 million in 2002. The increase in SD&A expenses was associated with the growth in volume, including new product introductions, offset, in part, by a decline in SD&A expenses of approximately $6.8 million related to foreign currency translation. Central Europe’s SD&A expenses as a percentage of net sales decreased to 43.3 percent from 46.7 percent, mainly due to improved SD&A expense containment in Poland.

SD&A expenses in the Caribbean increased $1.7 million to $48.0 million in 2002. SD&A expenses as a percentage of net sales remained relatively flat compared to the prior year for the Caribbean.

Amortization Expense. Amortization expense declined $49.3 million to $0.7 million in 2002, primarily due to the change in accounting for amortization expense for goodwill as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 (see Note 2 to the Consolidated Financial Statements).

Special Charges. In the fourth quarter of 2002, we recorded special charges of $5.7 million relating to the rollout of the changes in our marketing and distribution strategy in Poland, the Czech Republic, and Republic of Slovakia. The special charges included $3.3 million related to severance and other benefits, $1.4 million related to asset write-downs and $1.0 million related primarily to lease termination costs. Consistent with the changes in Hungary in 2001, we modified our distribution method from a conventional direct store delivery to an alternative model using third party distributors in certain areas. In 2002, we also recorded an additional $0.2 million of severance costs related to the fiscal year 2000 charge in “Special charges, net.”

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

These changes in the marketing and distribution strategy in Central Europe, which resulted in special charges of $5.7 and $7.5 million in 2002 and 2001, respectively, are expected to reduce costs, as well as to expand our market share by increasing our points of contact with the end customer. We expect to realize approximately $7 million in annual pretax savings across all of our markets in Central Europe, principally resulting from reductions in employee related and other distribution costs. A portion of those savings were realized in Hungary in 2002.

During 2002 and 2001, PepsiAmericas paid employee benefits of $4.8 and $17.8 million, respectively, related to charges recorded in 2000 and 2001, which included the elimination of approximately 55 positions in total. The payments made during 2002 and 2001 included deferred severance payments made to previously terminated employees. At the end of fiscal year 2002, $3.3 million of employee related costs were accrued in current liabilities.

Operating Income. Operating income for 2002 and 2001 was as follows (dollar amounts in millions):

	2002	2001	Change

U.S.	$314.7	$297.0	6.0%
Central Europe	(10.6)	(27.1)	60.9%
Caribbean	(3.4)	(1.5)	( 126.7%	)

Worldwide	$300.7	$268.4	12.0%

Index

Operating income increased $32.3 million to $300.7 million in 2002, primarily related to the impact of the change in accounting for goodwill, which reduced amortization expense by $49.8 million in 2002. Excluding the impact of the change in accounting for goodwill, operating income decreased $17.5 million in 2002, as a result of lower operating income in the U.S. and increased operating losses in the Caribbean markets, which were offset, in part, by a reduction in Central Europe’s operating losses. Excluding the impact of the change in accounting for goodwill, U.S. operating income declined $32.1 million due mainly to higher SD&A expenses. The increase in SD&A expenses related to higher depreciation expense associated with various information technology initiatives and to increased compensation and benefits expenses. In 2001, we had recorded special charges of $6.3 million in the U.S., offset, in part, by an $8.9 million pension curtailment gain.

Central Europe reduced its operating losses by $16.5 million to an operating loss of $10.6 million in 2002. The reduction in operating losses was mainly attributable to strong volume growth and the impact of foreign currency translation, as well as cost containment in cost of goods sold and SD&A expenses. Lower special charges contributed $6.8 million of the overall reduction in operating losses in Central Europe, as the Hungary special charge was $7.5 million in 2001, compared to net special charges of $2.4 million recorded in Central Europe in 2002. Favorable foreign exchange rates contributed $2.8 million of the reduction in operating losses in 2002.

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

Discontinued Operations. Loss from discontinued operations after taxes of $6.0 million in 2002 represented a $9.8 million charge for the purchase of certain insurance policies concerning the environmental liabilities related to previously sold subsidiaries. In 2001, loss from discontinued operations after taxes of $71.2 million represented a pretax charge of $111.0 million to recognize additional liabilities associated with our indemnification obligations for environmental liabilities related to previously sold subsidiaries. This additional charge resulted from conducting a comprehensive review of all former facilities operated by these previously sold subsidiaries, which was initiated in connection with the insurance policies purchased in 2002.

Net Income. Net income increased $110.8 million to $129.7 million in 2002 from $18.9 million in 2001. The improvement in net income resulted from higher income from continuing operations, up $45.6 million, and the lower losses from discontinued operations, lower by $65.2 million. The factors that impacted both continuing and discontinued operations were discussed previously.

Index

Liquidity and Capital Resources

Operating activities. Net cash provided by operating activities decreased by $33.8 million to $297.5 million in 2003, compared to $331.3 million in 2002. The decrease in net cash provided by operating activities in 2003 can be mainly attributed to the pay down of our accounts receivable securitization program of $92.3 million in the fourth quarter of 2003, as our primary working capital improved by $19.3 million due mainly to the improvement in our days sales outstanding. Significant cash outlays for operating activities included our contribution of $9.2 million to our pension plan in fiscal year 2003 and $7.5 million in fiscal year 2002. We are $26.9 million underfunded in our pension plans as of the end of fiscal year 2003, and we expect to fund approximately $6.0 million to our pension plan in fiscal year 2004. We do not believe that any known trends or uncertainties related to our pension plan will result in a material change in our results of operations, financial condition, or our liquidity.

Investing activities. Investing activities during 2003 included capital investments of $158.3 million, down $60.9 million from capital investments of $219.2 million in 2002. Capital spending in 2003 included the initial rollout of the Fridge-Mate, as well as other package introductions, and decreased in 2003 compared to the prior year primarily due to planned lower spending on machinery and equipment. Fridge-Mate is a 12-pack 12-ounce can package using a two by six can configuration. Fridge-Mate is replacing our previous 12-pack 12-ounce package with a three by four can configuration. We believe the Fridge-Mate package is preferred by consumers. Capital spending in 2004, excluding potential acquisitions, is expected to be in the range of $150 million to $170 million.

In the fourth quarter of 2003, we paid $1.5 million for the buyout of the minority interest in Trinidad, which is included in the “Franchises and companies acquired” line item on the Consolidated Statements of Cash Flows. The “Proceeds from sale of investments, net” line item includes the $6.4 million received in the first quarter of 2003 as partial payment on the $12.0 million promissory note related to the sale of a parcel of land in Chicago in fiscal year 2002, net of the $2.5 million payment in the third quarter of 2003 as part of our 1.5 percent investment in Central American Bottling Corporation (“Cabcorp”). The total committed investment in Cabcorp is $7.5 million, with the remaining $5.0 million due in two equal annual installments in 2004 and 2005.

In 2002, we sold the parcel of land in downtown Chicago and received $26.5 million in cash and a $12.0 million promissory note collateralized by a subordinated mortgage, of which we received $6.4 million of in the first quarter of 2003, as discussed above. An additional $1.4 million, otherwise payable to us, was held back in escrow, a portion of which is expected to be recovered when certain conditions are met related to existing environmental matters. The promissory note and escrow balance were recorded at their net realizable value, net of allowances of approximately $6.2 million (see Note 3 to the Consolidated Financial Statements).

Financing Activities. Our total debt decreased $105.5 million to $1,278.3 million as of the end of fiscal year 2003, from $1,383.8 million as of the end of fiscal year 2002. In the first quarter of 2003, we issued $150 million of notes due in March 2013 with a coupon rate of 4.5 percent. Net proceeds from these notes were $146.3 million, which reflected the reduction for discount and issuance costs totaling $2.6 million, as well as a treasury rate lock settlement payment of $1.1 million. The proceeds were used to redeem $150 million of notes that were issued in March 2001. In February 2003, the investors of the $150 million of notes issued in March 2001 notified us that they wanted to exercise their option to purchase and remarket the notes pursuant to the remarketing agreement, unless we elected to redeem the notes. In March 2003, we redeemed the notes pursuant to the agreement. We paid approximately $164.5 million for the fair value of the debt to be extinguished, net of the reverse treasury rate lock settlement of $3.2 million. In addition, we repaid the $125 million 7.25 percent notes that came due during the first quarter of 2003. During September 2002, we issued $250 million of notes due 2007, with a coupon rate of 3.875 percent.

We have revolving credit agreements with maximum borrowings of $500 million, which act as back-up for our commercial paper program; accordingly, we have a total of $500 million available under our commercial paper program and revolving credit facility combined. We had $26.0 million of commercial paper borrowings as of the end of fiscal year 2003. In the third quarter of 2003, we effected a new shelf registration under which up to $1 billion of debt securities can be offered. The debt securities will be unsecured, senior debt obligations and will rank equally with all other unsecured and unsubordinated indebtedness. No debt securities have been issued from this shelf registration.

In August 2001, we announced that we would resume purchasing our common stock under a previously authorized repurchase program. In December 2002, the Board authorized an additional 20 million shares for our repurchase program. As of fiscal year end 2003, 16.4 million shares remained available for repurchase under the 2002 authorization. We repurchased approximately 5 million shares of our common stock in 2003 and 7.5 million shares in 2002 for $67.6 million and $102.4 million, respectively. In addition, during 2003 we paid $10.6 million relating to treasury stock purchases that were unsettled and included in other accrued expenses at the end of 2002 in the Consolidated Balance Sheet.

We paid cash dividends of $5.8 million in 2003 based on an annual cash dividend of $0.04 per share, compared with $6.1 million paid in 2002, based on the same dividend rate. The issuance of common stock, including treasury shares, for the exercise of stock options resulted in cash inflows of $11.5 million in 2003, compared with $5.4 million in 2002.

Index

We believe that our operating cash flows are sufficient to fund our existing operations for the foreseeable future. In addition, we believe that our operating cash flows, available lines of credit, and the potential for additional debt and equity offerings will provide sufficient resources to fund our future growth and expansion. There are a number of options available to us and we continue to examine the optimal uses of our cash, including increasing dividends, repurchasing stock and investing in the business or acquisitions, assuming a high economic return. In January 2004, we acquired the franchise rights to manufacture and distribute Dr Pepper in 13 counties in Arkansas for approximately $17.5 million. In addition, on February 17, 2004, we announced that our Board of Directors declared a quarterly dividend of $0.075 per share on PepsiAmericas common stock. The dividend is payable April 1, 2004 to shareholders of record on March 12, 2004. In declaring the quarterly dividend, the Board announced its decision to change its practice of reviewing dividend declarations on an annual basis. Instead, the Board will institute a practice of reviewing dividend declarations on a quarterly basis. This quarterly dividend marks the first declaration under this new quarterly approach.

The following table provides a summary of our contractual obligations as of the end of fiscal year 2003, by due date. Long-term debt obligations do not include amounts related to the fair value adjustment from interest rate swaps and unamortized (discount) premium. Our short-term and long-term debt, lease commitments, purchase obligations and advertising and exclusivity rights are more fully described in Notes 10, 11 and 17, respectively, in the Notes to the Consolidated Financial Statements.

	Payments Due by Period (in millions)

Contractual obligations	Total	2004	2005	2006	2007	2008	Thereafter

Short-term debt obligations	$49.9	$49.9	$–	$–	$–	$–	$–
Long-term debt obligations	1,206.5	150.0	61.0	300.0	261.5	–	434.0
Advertising commitments and exclusivity rights	86.7	22.6	18.1	16.5	12.9	9.6	7.0
Raw material purchase obligations	65.0	–	16.2	16.3	16.2	16.3	–
Operating lease obligations	56.0	14.5	9.1	6.4	4.9	4.7	16.4
Capital lease obligations	11.0	11.0	–	–	–	–	–

Total contractual cash obligations	$1,475.1	$248.0	$104.4	$339.2	$295.5	$30.6	$457.4

Discontinued Operations. We continue to be subject to certain indemnification obligations, net of insurance, under agreements related to previously sold subsidiaries, including indemnification expenses for potential environmental and tort liabilities of these prior subsidiaries. There is significant uncertainty in assessing our potential expenses for complying with our indemnification obligations, as the determination of such amounts is subject to various factors, including possible insurance recoveries and the allocation of liabilities among other potentially responsible and financially viable parties. Accordingly, the ultimate settlement and timing of cash requirements related to such indemnification obligations may vary significantly from the estimates included in our financial statements. At the end of fiscal year 2003, we had recorded $119.2 million in liabilities for future remediation and other costs arising out of our indemnification obligations. This amount excludes possible insurance recoveries and is determined on an undiscounted cash flow basis. In addition, we have funded coverage pursuant to an insurance policy purchased in fiscal year 2002 (see Finite Funding discussion in “Environmental Matters” in Item 1), which reduces the cash required to be paid by us for certain environmental sites pursuant to our indemnification obligations. The Finite Funding amount recorded was $24.2 million at the end of fiscal year 2003, of which $3.0 million is expected to be recovered in 2004 based on our expenditures, and is thus, included as a current asset.

During fiscal years 2003 and 2002, we paid approximately $4.9 million and $15.5 million, respectively, related to such indemnification obligations, net of insurance settlements of $16.1 million and $3.4 million, respectively, as well as the benefit of taxes. We expect to spend approximately $15 million to $25 million in fiscal year 2004 for remediation and other related costs, excluding possible insurance recoveries. (See “Environmental Matters” in Item 1 and Note 17 to the Consolidated Financial Statements for further discussion of discontinued operations and related environmental liabilities).

Recently Issued Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised standard provides new disclosure requirements for pension and other postretirement benefit plans including disclosures about plan asset composition, plan investment policies, and projection of future plan cash flows. The standard is effective for all fiscal years ending after December 15, 2003. The new disclosure requirements are included in Note 13 to the Consolidated Financial Statements.

Index

In the fourth quarter of 2002, we adopted Emerging Issues Task Force (“EITF”) Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” EITF 01-09 addresses the classification on the income statement of certain consideration paid to a reseller or another party that purchases our products. As a result, net sales were reduced by $30.0 million in 2002 and $26.7 million in 2001, with SD&A expenses reduced by the same amounts. Prior period amounts were reclassified to conform to the 2002 presentation, including prior quarters in 2002 (see Note 22 to the Consolidated Financial Statements).

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates SFAS No. 4 and thus, the criteria in APB Opinion No. 30 should be applied to determine the classification of gains and losses related to the extinguishment of debt. The Statement was effective beginning in fiscal year 2003. As a result, the loss on the early extinguishment of debt recorded in fiscal year 2003 was recognized in “Interest expense, net” in the Consolidated Statements of Income, as the criteria in APB Opinion No. 30 were not met for extraordinary classification (see Note 10).

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which nullifies EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured at fair value when the liability is incurred, as opposed to the date management committed to an exit plan. The special charges recorded during fiscal year 2003 are in compliance with SFAS No. 146 (see Note 6).

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

We are subject to various market risks, including risks from changes in commodity prices, interest rates and currency exchange rates.

Commodity Prices. The risk from commodity price changes correlates to our ability to recover higher product costs through price increases to customers, which may be limited due to the competitive pricing environment that exists in the soft drink business. We use derivative financial instruments to hedge price fluctuations for a portion of our aluminum and fuel requirements. Each instrument hedges price fluctuations on a portion of our aluminum can and fuel requirements over a specified period of time. Because of the high correlation between aluminum and fuel commodity prices and our contractual cost of these products, we consider these hedges to be highly effective. As of fiscal year end 2003, we have hedged a portion of our future U.S. aluminum requirements into fiscal year 2004 and we had no outstanding fuel hedge contracts.

Interest Rates. Our floating rate exposure relates to changes in the six-month London Interbank Offered Rate (“LIBOR”) and the overnight Federal Funds rate. Assuming consistent levels of floating rate debt with those held as of fiscal year end 2003, a 50 basis point change in each of these rates would have an impact of approximately $2.2 million on our annual interest expense. In the third quarter of 2001 and the third quarter of 2003, we entered into interest rate swaps to convert a portion of our fixed rate debt to floating rate. In 2003, we had short-term investments throughout a majority of the year, principally invested in money market funds and commercial paper, which were most closely tied to the overnight Federal Funds rate. The amount of these investments was not significant throughout the year. Assuming a 50 basis point change in the rate of interest associated with our short-term investments, interest income would not have changed by a significant amount.

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

Based on net sales, non-U.S. operations represented approximately 15 percent of our total operations in 2003. Changes in currency exchange rates impact the translation of the non-U.S. operations’ results from their local currencies into U.S. dollars. If the currency exchange rates had changed by five percent in 2003, we estimate the impact on reported operating income would have been approximately $0.4 million. Our estimate reflects the fact that a portion of the non-U.S. operations costs are denominated in U.S. dollars, including concentrate purchases. This estimate does not take into account the possibility that rates can move in opposite directions and that gains in one category may or may not be offset by losses from another category.

Item 8. Financial Statements and Supplementary Data.

See Index to Financial Information on page F-1.

Index

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

During the fourth quarter of 2003, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART III

Item 10. Directors and Executive Officers of the Registrant.

We incorporate by reference the information contained under the captions “Proposal 1: Election of Directors”, “Our Board of Directors and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the annual meeting of shareholders to be held April 22, 2004.

Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding executive officers of PepsiAmericas is provided in Part I of this Form 10-K under separate caption.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. This code of ethics is available on our website at www.pepsiamericas.com and in print upon written request to PepsiAmericas, Inc., 4000 Dain Rauscher Plaza, 60 South Sixth Street, Minneapolis, Minnesota 55402, Attention: Investor Relations. Any amendment to, or waiver from, a provision of our code of ethics will be posted to the above-referenced website.

Item 11. Executive Compensation.

We incorporate by reference the information contained under the captions “Executive Compensation” and “Director Compensation” in our definitive proxy statement for the annual meeting of shareholders to be held April 22, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

We incorporate by reference the information contained under the captions “Our Largest Shareholders,” “Shares Held by Our Directors and Executive Officers” and “Equity Compensation Plan Information” in our definitive proxy statement for the annual meeting of shareholders to be held April 22, 2004.

Item 13. Certain Relationships and Related Transactions.

We incorporate by reference the information contained under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement for the annual meeting of shareholders to be held April 22, 2004.

Item 14. Principal Accountant Fees and Services.

We incorporate by reference the information contained under the caption “Proposal 3: Ratification of Appointment of Independent Auditors” in our definitive proxy statement for the annual meeting of shareholders to be held April 22, 2004.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) See Index to Financial Information on page F-1 and Exhibit Index filed electronically.

(b) On October 22, 2003, we furnished a Current Report with regard to our press release dated October 22, 2003, “PepsiAmericas Reports Double Digit Net Income Growth for the Third Quarter of 2003.”

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of March, 2004.

PEPSIAMERICAS, INC.

By:	/s/ G. MICHAEL DURKIN, JR.

G. Michael Durkin Jr.
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of March 2004.

	Signature	Title

*	Robert C. Pohlad	Chairman of the Board and Chief Executive Officer and Director
	ROBERT C. POHLAD	(principal executive officer)

	/s/ G. Michael Durkin, Jr.	Executive Vice President and Chief Financial Officer
	G. MICHAEL DURKIN, JR.	(principal financial and accounting officer)

*	Brenda C. Barnes	Director
BRENDA C. BARNES

*	Herbert M. Baum	Director
HERBERT M. BAUM

*	Richard G. Cline	Director
RICHARD G. CLINE

*	Pierre S. du Pont	Director
PIERRE S. DU PONT

*	Archie R. Dykes	Director
ARCHIE R. DYKES

*	Jarobin Gilbert, Jr.	Director
JAROBIN GILBERT, JR.

*	Matthew M. McKenna	Director
MATTHEW M. McKENNA

*	Lionell L. Nowell III	Director
LIONELL L. NOWELL III

*By:	/s/ G. MICHAEL DURKIN, JR.
G. Michael Durkin, Jr.
Attorney-in-Fact
March 15, 2004
38

Index

PEPSIAMERICAS, INC. AND SUBSIDIARIES

FINANCIAL INFORMATION FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K FISCAL YEAR 2003

PEPSIAMERICAS, INC. AND SUBSIDIARIES INDEX TO FINANCIAL INFORMATION

Financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or related notes.

Index

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of PepsiAmericas, Inc.:

We have audited the accompanying consolidated balance sheets of PepsiAmericas, Inc. and subsidiaries (the “Company”) as of the end of fiscal years 2003 and 2002, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the fiscal years 2003, 2002 and 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of the end of fiscal years 2003 and 2002 and the results of their operations and their cash flows for each of the fiscal years 2003, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor,” as of the beginning of fiscal year 2003. As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” as of the beginning of fiscal year 2002.

/s/ KPMG LLP KPMG LLP Chicago, Illinois February 3, 2004

Index

PepsiAmericas, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF INCOME (in millions, except per share data)

Fiscal years	2003	2002	2001

Net sales	$3,236.8	$3,239.8	$3,144.0
Cost of goods sold	1,876.6	1,967.4	1,912.1

Gross profit	1,360.2	1,272.4	1,231.9
Selling, delivery and administrative expenses	1,037.1	968.4	908.6
Amortization expense	0.4	0.7	50.0
Special charges, net	6.4	2.6	13.8
Gain on pension curtailment	–	–	(8.9)

Operating income	316.3	300.7	268.4
Interest expense, net	(69.6)	(76.4)	(90.8)
Other expense, net	(6.5)	(4.1)	(3.7)

Income from continuing operations before income taxes	240.2	220.2	173.9
Income taxes	82.6	84.5	83.8

Income from continuing operations	157.6	135.7	90.1
Loss from discontinued operations after taxes	–	(6.0)	(71.2)

Net income	$157.6	$129.7	$18.9

Weighted average common shares:
Basic	143.1	152.1	155.9
Incremental effect of stock options and awards	1.0	0.9	0.7

Diluted	144.1	153.0	156.6

Income (loss) per share - basic:
Continuing operations	$1.10	$0.89	$0.58
Discontinued operations	–	(0.04)	(0.46)

Net income	$1.10	$0.85	$0.12

Income (loss) per share - diluted:
Continuing operations	$1.09	$0.89	$0.58
Discontinued operations	–	(0.04)	(0.46)

Net income	$1.09	$0.85	$0.12

Cash dividends per share	$0.04	$0.04	$0.04

The following notes are an integral part of these statements.

Index

PepsiAmericas, Inc. and Subsidiaries CONSOLIDATED BALANCE SHEETS (in millions)

As of fiscal year end	2003	2002

ASSETS:
Current assets:
Cash and equivalents	$69.0	$113.8
Receivables, net of allowance of $12.8 million - 2003 and $15.3 million - 2002	268.8	202.6
Inventories:
Raw materials and supplies	78.5	79.7
Finished goods	91.3	90.5

Total inventories	169.8	170.2
Other current assets	52.6	63.3

Total current assets	560.2	549.9

Property (at cost):
Land	57.5	48.5
Buildings and improvements	347.9	332.5
Machinery and equipment	1,710.2	1,596.8

Total property	2,115.6	1,977.8
Accumulated depreciation	(985.8)	(847.0)

Net property	1,129.8	1,130.8

Goodwill and intangible assets	1,766.6	1,757.7
Other assets	124.1	124.2

Total assets	$3,580.7	$3,562.6

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt, including current maturities of long-term debt	$199.9	$303.1
Payables	204.1	184.9
Accrued expenses:
Salaries and wages	52.1	47.1
Interest	18.4	25.2
Other	125.0	137.7

Total current liabilities	599.5	698.0

Long-term debt	1,078.4	1,080.7
Deferred income taxes	112.7	82.2
Other liabilities	225.0	253.1

Total liabilities	2,015.6	2,114.0

Shareholders' equity:
Preferred stock ($0.01 par value, 12.5 million shares authorized; no shares issued)	–	–
Common stock ($0.01 par value, 350 million shares authorized; 167.6 million shares issued - 2003 and 2002)	1,534.5	1,538.7
Retained income	439.8	288.0
Unearned stock-based compensation	(8.2)	(8.6)
Accumulated other comprehensive loss:
Cumulative translation adjustment	(0.4)	(9.2)
Net unrealized investment and cash flow hedging losses, net	–	(9.8)
Minimum pension liability adjustment	(29.0)	(27.9)

Accumulated other comprehensive loss	(29.4)	(46.9)

Treasury stock (23.8 million shares - 2003 and 20 million shares - 2002)	(371.6)	(322.6)

Total shareholders' equity	1,565.1	1,448.6

Total liabilities and shareholders' equity	$3,580.7	$3,562.6

The following notes are an integral part of these statements.

Index

PepsiAmericas, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

Fiscal years	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$157.6	$135.7	$90.1
Adjustments to reconcile to net cash provided by operating activities of continuing operations:
Depreciation and amortization	170.2	163.8	202.1
Deferred income taxes	24.1	62.9	40.7
Gain on pension curtailment	–	–	(8.9)
Gain on sale of investment	(2.1)	(3.5)	–
Special charges, net	6.4	2.6	13.8
Cash outlays related to special charges	(6.8)	(5.8)	(19.0)
Other	13.0	6.7	(4.8)
Changes in assets and liabilities, exclusive of acquisitions and divestitures:
Decrease in accounts receivable sold (see Note 9)	(92.3)	(7.7)	–
Decrease (increase) in remaining receivables	26.1	(0.2)	2.5
Decrease (increase) in inventories	0.4	3.9	(15.5)
Increase (decrease) in payables	(7.2)	1.8	9.1
Net change in other assets and liabilities	8.1	(28.9)	6.7

Net cash provided by operating activities of continuing operations	297.5	331.3	316.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Franchises and companies acquired, net of cash acquired	(4.5)	(10.8)	(7.7)
Capital investments	(158.3)	(219.2)	(218.6)
Proceeds from sales of property	4.2	7.8	3.6
Proceeds from sales of investments, net	6.4	26.5	2.1

Net cash used in investing activities	(152.2)	(195.7)	(220.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) of short-term debt	21.3	(226.6)	(185.6)
Proceeds from issuance of long-term debt	146.3	249.1	352.7
Repayment of long-term debt	(279.4)	–	(204.4)
Issuance of common stock	11.5	5.4	10.7
Treasury stock purchases	(78.2)	(91.8)	(39.2)
Cash dividends	(5.8)	(6.1)	(6.2)

Net cash used in financing activities	(184.3)	(70.0)	(72.0)

Net cash used in discontinued operations	(4.9)	(15.5)	(11.3)
Effects of exchange rate changes on cash and equivalents	(0.9)	(0.7)	0.3

Change in cash and equivalents	(44.8)	49.4	13.2
Cash and equivalents at beginning of year	113.8	64.4	51.2

Cash and equivalents at end of year	$69.0	$113.8	$64.4

The following notes are an integral part of these statements.

Index

PepsiAmericas, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in millions)

			Unearned	Accumulated
			Stock-	Other			Total
Common Stock		Retained	Based	Comprehensive	Treasury Stock		Shareholders'
Shares	Amount	Income	Compensation	Loss	Shares	Amount	Equity

As of fiscal year end 2000	167.3	$1,546.8	$151.6		$–	$	(28.7)	(11.7)	$	(220.2)	$1,449.5

Comprehensive income (see Note 20):
Net income			18.9								18.9
Currency translation adjustment							5.2				5.2
Unrealized investment loss							(1.5)				(1.5)
Cash flow hedge adjustment							(4.8)				(4.8)
Minimum pension liability							(4.1)				(4.1)

Total comprehensive income											13.7

Treasury stock purchases								(3.0)		(39.2)	(39.2)
Common stock issued for acquisition	0.2	2.8									2.8
Stock compensation plans	0.1	(2.9)	0.1		(1.1)			0.7		13.6	9.7
Dividends declared			(6.2)								(6.2)

As of fiscal year end 2001	167.6	$1,546.7	$164.4	$	(1.1)	$	(33.9)	(14.0)	$	(245.8)	$1,430.3

Comprehensive income (see Note 20):
Net income			129.7								129.7
Currency translation adjustment							15.9				15.9
Unrealized investment loss							(5.0)				(5.0)
Cash flow hedge adjustment							(0.1)				(0.1)
Minimum pension liability							(23.8)				(23.8)

Total comprehensive income											116.7

Treasury stock purchases								(7.5)		(102.4)	(102.4)
Stock compensation plans		(8.0)			(7.5)			1.5		25.6	10.1
Dividends declared			(6.1)								(6.1)

As of fiscal year end 2002	167.6	$1,538.7	$288.0	$	(8.6)	$	(46.9)	(20.0)	$	(322.6)	$1,448.6

Comprehensive income (see Note 20):
Net income			157.6								157.6
Currency translation adjustment							8.8				8.8
Unrealized investment gain							2.5				2.5
Cash flow hedge adjustment							7.3				7.3
Minimum pension liability							(1.1)				(1.1)

Total comprehensive income											175.1

Treasury stock purchases								(5.0)		(67.6)	(67.6)
Stock compensation plans		(4.2)			0.4			1.2		18.6	14.8
Dividends declared			(5.8)								(5.8)

As of fiscal year end 2003	167.6	$1,534.5	$439.8	$	(8.2)	$	(29.4)	(23.8)	$	(371.6)	$1,565.1

The following notes are an integral part of these statements.

Index

PepsiAmericas, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Principles of consolidation. On November 30, 2000, Whitman Corporation merged with PepsiAmericas, Inc. (“the former PAS”) and subsequently, in January 2001, changed its name to PepsiAmericas, Inc. (the “Company” or “PAS”). The consolidated financial statements, which include all wholly and majority-owned subsidiaries, include the results of operations of the former Whitman Corporation for all periods and the former PAS from the date of its merger. All material intercompany accounts and transactions have been eliminated in consolidation.

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

The Company distributes beverage products to various customers in its designated territories and through various distribution channels. The Company is vulnerable to certain concentrations of risk, mostly impacting the brands of beverage products it sells, as well as the customer base to which it sells, as the Company is exposed to a risk of loss greater than if the Company would have mitigated these risks through diversification. Approximately 92 percent of the Company’s sales volume is derived from brands that the Company bottles under licenses from PepsiCo or PepsiCo joint ventures. In addition, Wal-Mart Stores, Inc. is a major customer that constituted approximately 10.3 percent of our raw case sales volume in the Company’s U.S. operations for fiscal year 2003, but did not exceed ten percent prior to 2003.

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

Fiscal year. The Company’s fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31. The Company’s 2003 fiscal year contained 53 weeks and ended January 3, 2004. The Company’s 2002 and 2001 fiscal years consisted of 52 weeks ended on December 28, 2002 and December 29, 2001, respectively. Our fiscal year end policy only impacts our U.S. operations. Our Central Europe and Caribbean operations fiscal year ends are on December 31 and therefore are not impacted by the 53rd week.

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

Inventories. Inventories are valued at the lower of cost or net realizable value.

Derivative financial instruments. Due to fluctuations in the market prices for aluminum and fuel, the Company uses derivative financial instruments to hedge against volatility in future cash flows on anticipated aluminum can and fuel purchases, the prices of which are indexed to aluminum and fuel market prices. Realized gains and losses on these instruments are deferred until the related finished products are sold or the fuel is purchased, at which time they are recorded in cost of goods sold. The Company also uses derivative financial instruments to lock interest rates on debt issues and to convert fixed rate debt to floating rate debt. Changes in the fair values of interest rate swaps increase or decrease the carrying amount of the debt issues associated with the swaps. The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137 and 138, as of the beginning of fiscal 2001. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities measured at fair value. Upon adoption, the Company recognized an asset and related accumulated other comprehensive loss for the fair value of aluminum hedges of $1.4 million and reclassified $0.4 million of previously deferred aluminum hedging losses to accumulated other comprehensive income, for a net increase of $1.0 million in accumulated other comprehensive loss, which was reclassified into cost of goods sold during 2001. Prior to adopting this standard, deferred gains and losses on aluminum hedges were classified within assets or liabilities, as appropriate, rather than in other comprehensive income, and no fair value adjustment was recorded on these hedges.

Index

Property. Depreciation is computed on the straight-line method. When property is sold or retired, the cost and accumulated depreciation are eliminated from the accounts and gains or losses are recorded in “Selling, delivery and administrative expense.” Expenditures for maintenance and repairs are expensed as incurred. The approximate lives used for annual depreciation are 15 to 40 years for buildings and improvements and 5 to 13 years for machinery and equipment.

Goodwill and Intangible Assets. Intangible assets consist primarily of goodwill. Goodwill is the excess of the purchase price over the fair market value of net assets acquired. Goodwill is tested for impairment at least annually, using a two-step approach at the reporting unit level: U.S., Central Europe, and Caribbean. First, the Company estimates the fair value of the reporting units primarily using discounted estimated future cash flows. If the carrying value exceeds the fair value of the reporting unit, the second step of the goodwill impairment test is performed to measure the amount of the potential impairment loss. Goodwill impairment is measured by comparing the “implied fair value” of goodwill with its carrying amount. The Company completed the transitional goodwill impairment test as of the beginning of fiscal year 2002, and determined that goodwill was not impaired. The Company’s annual impairment evaluation for goodwill is performed in the fourth quarter, and no impairment of goodwill has been indicated.

Prior to the Company’s adoption of SFAS No. 142 in 2002 (see Note 2), intangible assets were amortized over 40 years on a straight-line basis. Beginning in fiscal year 2002, the Company has ceased substantially all amortization expense.

Carrying values of long-lived assets. The Company evaluates the carrying values of its long-lived assets by reviewing projected undiscounted cash flows. Such evaluations are performed whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. If the sum of the projected undiscounted cash flows over the estimated remaining lives of the related assets does not exceed the carrying value, the carrying value would be adjusted for the difference between the fair value, based on projected discounted cash flows, and the related carrying value.

Environmental liabilities The Company is subject to certain indemnification obligations under agreements related to previously sold subsidiaries, including potential environmental liabilities (see Note 17). The Company has recorded the best estimate of the probable liability under those indemnification obligations with the assistance of outside consultants and other professionals.

Revenue recognition. Revenue is recognized when title to a product is transferred to the customer. Payments made to third parties as commissions related to vending activity are recorded as a reduction of net sales. Payments made to customers for the exclusive rights to sell the Company’s products in certain venues is recorded as a reduction of net sales over the term of the agreement. Customer discounts and allowances are recorded as a reduction of net sales based on actual customer sales volume during the period.

Bottler incentives. PepsiCo and other brand owners, at their sole discretion, provide the Company with various forms of marketing support. The marketing support is intended to cover a variety of initiatives, including direct marketplace, shared media and advertising support, to support volume and market share growth. Worldwide bottler incentives totaled approximately $172.0 million, $159.0 million, and $141.9 million for the fiscal years ended 2003, 2002 and 2001, respectively. There are no conditions or requirements that could result in the repayment of any support payments received by the Company. Over 90 percent of bottler incentives are received from PepsiCo or its affiliates.

Under the 2003 marketing support program, and in conjunction with the prospective adoption of Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor” in the first quarter of 2003, bottler incentives that are directly attributable to incremental expenses incurred are reported as either an increase to net sales or a reduction to selling, delivery and administrative (“SD&A”) expenses, commensurate with the recognition of the related expense. Such bottler incentives include amounts received for direct support of advertising commitments and exclusivity agreements with various customers. All other bottler incentives are recognized as a reduction of cost of goods sold when the related products are sold based on the agreements with vendors. Such bottler incentives primarily include base level funding amounts which are fixed in amount based on the previous year‘s volume and variable amounts that are reflective of the current year’s volume performance. Prior to the adoption of EITF Issue No. 02-16 and under previous marketing support programs, bottler incentives were primarily recognized as an increase to net sales or as a reduction in SD&A expenses based on the objectives of the programs and initiatives.

Based on information received from PepsiCo, PepsiCo provided indirect marketing support to our marketplace, which consisted primarily of media expenses. This indirect support is not reflected or included in our financial statements, as these amounts were paid by PepsiCo on the Company’s behalf to a third party.

Index

The Consolidated Statements of Income include the following bottler incentives recorded as income or as a reduction of expense (in millions):

	2003	2002	2001

Net sales	$7.5	$89.6	$75.4
Cost of goods sold	148.5	19.2	16.7
Selling, delivery and administrative expenses	16.0	50.2	49.8

Total	$172.0	$159.0	$141.9

Assuming that EITF Issue No. 02-16 had been in place at the beginning of fiscal year 2002 and 2001, the following adjustments would have been made to our fiscal year 2002 and 2001 reported results (in millions):

	Fiscal Year	Fiscal Year
	2002	2001

Net sales
As reported	$3,239.8	$3,144.0
EITF Issue No. 02-16 adjustment	(83.3)	(69.6)

Adjusted comparisons	$3,156.5	$3,074.4

Cost of goods sold
As reported	$1,967.4	$1,912.1
EITF Issue No. 02-16 adjustment	(121.5)	(89.9)

Adjusted comparisons	$1,845.9	$1,822.2

SD&A
As reported	$968.4	$908.6
EITF Issue No. 02-16 adjustment	38.2	20.3

Adjusted comparisons	$1,006.6	$928.9

Advertising and marketing costs. The Company is involved in a variety of programs to promote its products. Advertising and marketing costs are expensed in the year incurred. Certain advertising and marketing costs incurred by the Company are partially reimbursed by PepsiCo and other brand owners in the form of marketing support. Advertising and marketing expenses were $87.5 million, $67.8 million and $53.5 million in 2003, 2002 and 2001, respectively. These amounts are net of bottler incentives of $16.0 million, $38.2 million and $36.1 million in 2003, 2002 and 2001, respectively. The 2003 amount reflects the impact of the Company's prospective adoption of EITF Issue No. 02-16, which results in a majority of bottler incentives being recorded as a reduction in costs of goods sold.

Shipping and handling costs. The Company records shipping and handling costs in SD&A expenses. Such costs totaled $246.3 million, $242.7 million and $234.8 million in 2003, 2002 and 2001, respectively.

Casualty insurance costs. Due to the nature of the Company’s business, the Company requires insurance coverage for certain casualty risks. The Company is self-insured for workers compensation, product and general liability up to $1 million per occurrence and automobile liability up to $2 million per occurrence. The casualty insurance costs for the Company’s self-insurance program represent the ultimate net cost of all reported and estimated unreported losses incurred during the fiscal year. The Company does not discount casualty insurance liabilities.

Stock-based compensation. The Company uses the intrinsic value method of accounting for its stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock-based employee compensation cost for options is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company recognized compensation expense of $5.6 million in 2003, $3.6 million in 2002, and $0.4 million in 2001 related to the grants of restricted stock awards, which is included in “Net income, as reported,” in the table below. The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. The table (in millions, except per share data) is presented pursuant to amended disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosure.”

Index

	2003	2002	2001

Net income, as reported	$157.6	$129.7	$18.9
Deduct: total stock-based employee compensation expense determined under fair value based method for all options, net of tax	(3.8)	(5.1)	(7.7)

Pro forma net income	$153.8	$124.6	$11.2

Net income per share:
Basic: As reported	$1.10	$0.85	$0.12

Pro forma	$1.07	$0.82	$0.07

Diluted: As reported	$1.09	$0.85	$0.12

Pro forma	$1.07	$0.81	$0.07

The Black-Scholes model and the assumptions presented in the following table were used to estimate the fair values of the options granted. The weighted-average estimated fair values at the dates of grant of options in 2003, 2002 and 2001 were $3.28, $3.90 and $5.61, respectively.

	2003	2002	2001

Risk-free interest rate	2.8%	4.4%	4.9%
Expected dividend yield	0.3%	0.3%	0.4%
Expected volatility	26.0%	26.0%	32.2%
Estimated lives of options (in years)	5.0	5.0	5.0

Income taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The Company establishes valuation allowances against net operating losses when the ability to fully utilize these benefits is determined to be uncertain. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Income (loss) per share. Basic earnings per share are based upon the weighted-average number of common shares outstanding. Diluted earnings per share assume the exercise of all options which are dilutive, whether exercisable or not. The dilutive effects of stock options, warrants, and non-vested restricted stock awards are measured under the treasury stock method.

Options and warrants to purchase 8,815,249 shares, 8,966,823 shares and 7,116,354 shares at an average price of $17.91, $17.89 and $18.89 per share that were outstanding at the end of fiscal year 2003, 2002 and 2001, respectively, were not included in the computation of diluted EPS due to their anti-dilutive impact on the calculation.

Reclassifications. Certain amounts in the prior period Consolidated Financial Statements have been reclassified to conform to current year presentation.

Recently issued accounting pronouncements. In December 2003, the Financial Accounting Standards Board (“FASB”) released revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised standard provides new disclosure requirements for pension and other postretirement benefit plans including disclosures about plan asset composition, plan investment policies, and projection of future plan cash flows. The standard is effective for all fiscal years ending after December 15, 2003. The new disclosure requirements are included in Note 13.

In the fourth quarter of 2002, the Company adopted EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” EITF Issue No. 01-09 addresses the classification on the income statement of certain consideration paid to a reseller or another party that purchases products. As a result, net sales were reduced by $30.0 million in 2002 and $26.7 million in 2001, with SD&A expenses reduced by the same amounts. Prior period amounts were reclassified to conform to the current year presentation, including prior quarters in 2002, included in Note 22.

Index

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates SFAS No. 4 and thus, the criteria in APB Opinion No. 30 should be applied to determine the classification of gains and losses related to the extinguishment of debt. The Statement was effective beginning in fiscal year 2003. As a result, the loss on the early extinguishment of debt recorded in fiscal year 2003 was recognized in “Interest expense, net” in the Consolidated Statements of Income, as the criteria in APB Opinion No. 30 were not met for extraordinary classification (see Note 10).

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which nullifies EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured at fair value when the liability is incurred, as opposed to the date management committed to an exit plan. The special charges recorded during fiscal year 2003 are in compliance with SFAS No. 146 (see Note 6).

2.	Goodwill and Intangible assets

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which changes the accounting for goodwill from an amortization method to an impairment–only approach. This change applies to goodwill and other intangible assets with indefinite lives. The Company adopted SFAS No. 142 at the beginning of 2002 and has ceased amortization of substantially all intangible assets. The annual impairment evaluation for goodwill was performed in the fourth quarter of 2003 and resulted in no impairment.

The following table reflects the estimated effect on operating income, net income and earnings per share had SFAS No. 142 been in effect at the beginning of fiscal year 2001 (in millions, except per share data):

	2001

	Operating	Net
	Income	Income

Reported results	$268.4	$18.9
Exclude goodwill amortization expense	49.8	48.3

Adjusted comparisons	$318.2	$67.2

Net income per share:
Basic income per share, as reported		$0.12
Goodwill amortization		0.31

Basic income per share, adjusted		$0.43

Diluted income per share, as reported		$0.12
Goodwill amortization		0.31

Diluted income per share, adjusted		$0.43

Index

The changes in the carrying value of goodwill by reporting unit for the 2003 fiscal year were as follows (in millions):

	U.S.	Central Europe	Caribbean	Total

Balance at end of year 2002	$1,706.6	$28.2	$17.1	$1,751.9
Purchase accounting adjustments	4.9	–	0.5	5.4
Cumulative translation adjustments	–	4.0	(0.2)	3.8

Balance at end of year 2003	$1,711.5	$32.2	$17.4	$1,761.1

	As of fiscal year end 2003			As of fiscal year end 2002

	Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets
Non-compete agreements	$1.1	$	(0.7)	$1.0	$	(0.4)
Franchise and distribution agreements	3.7		(0.8)	3.7		(0.6)

Total	$4.8	$	(1.5)	$4.7	$	(1.0)

Unamortized intangible asset
Pension intangible asset	2.2			2.1

Total	$7.0			$6.8

Aggregate amortization expense:
For year ended 2003 and 2002	$0.4			$0.7

Estimated amortization expense:
For year ended 2004	$0.3
For year ended 2005	$0.3
For year ended 2006	$0.2
For year ended 2007	$0.2
For year ended 2008	$0.2

During 2003, an increase in goodwill of $4.9 million was recorded primarily related to the completion of certain income tax audits which impacted amounts recorded as a part of purchase accounting (see Note 8). In the Caribbean, $0.5 million was recorded as a result of the purchase of the minority interest in the Company’s Trinidad operations.

3.	Investments

In the second quarter of 2003, the Company entered into an agreement with Grupo Empresarial Mariposa Corporation (“Gemcorp”), the owner of all the outstanding shares of the Central American Bottling Corporation (“Cabcorp”), to purchase 3,807 shares of stock of Cabcorp. Three equal annual payments of $2.5 million will be made to Gemcorp with the first payment made in the third quarter of 2003. For each payment made, the Company receives 1,269 shares of Cabcorp stock. After the 3,807 shares of Cabcorp have been received, the Company will have a 1.5 percent interest in the equity securities of Cabcorp.

In the second quarter of 2002, the Company sold a parcel of land in downtown Chicago. The Company received $26.5 million in cash and a $12.0 million promissory note collateralized by a subordinated mortgage related to the sale. An additional $1.4 million, otherwise payable to the Company, was held back in escrow, a portion of which is expected to be recovered when certain conditions are met related to existing environmental matters. The promissory note and escrow balance were recorded at their estimated realizable value, net of allowances of approximately $6.2 million. In addition, the Company recorded $2.5 million of liabilities, net, for certain indemnifications made pursuant to the sale agreement.

As a result of this transaction, the Company recorded gains of $2.1 million and $3.5 million in fiscal year 2003 and fiscal year 2002, respectively, related to the sale of this parcel of land. The $2.1 million gain recorded in the second quarter of 2003 was related to the reduction of certain accruals due to the favorable resolution of related contingencies. The $3.5 million gain recorded in the second quarter of 2002 related to the initial sale transaction associated with this parcel of land. The gains are reflected in “Other expense, net.”

Index

All other investments in real estate are carried at cost, which management believes is lower than net realizable value. Investments in real estate are included in other assets on the Consolidated Balance Sheets.

4.	Acquisitions and Divestitures

During 2002, the Company acquired various vending companies in the U.S. market. In the fourth quarter of 2001, the Company acquired the bottling operations in Barbados from Bottlers (Barbados) Limited, which had closed operations in 2000. In the third quarter of 2001, the Company acquired a Dr Pepper franchise in Illinois. During the first quarter of 2001, the Company reached an agreement with Crescent Distributing, LLC (“Crescent”), a wholly-owned subsidiary of Poydras Street Investors LLC (“Poydras”). Under the agreement, the joint venture between the Company and Poydras was terminated with Crescent retaining sole ownership of the rights to the beer operations and related assets and the Company assuming sole ownership of the rights to the soft drink operations and related assets. The results derived from the beer operations were not material to the Company’s overall business. Acquisitions completed after June 30, 2001 were recorded in accordance with the requirements of SFAS Nos. 141 and 142 and are not material to the Consolidated Financial Statements. No goodwill amortization expense was recorded for the acquisitions completed in the third and fourth quarters of fiscal year 2001.

5.	Discontinued Operations

In conjunction with the purchase of new insurance policies in the second quarter of 2002, concerning the environmental liabilities related to previously sold subsidiaries of former Whitman Corporation, Pneumo Abex and its subsidiaries (“Pneumo Abex”), the Company recorded a charge to discontinued operations of $9.8 million ($6.0 million after taxes). Loss from discontinued operations in 2001 resulted from a charge of $111.0 million ($71.2 million after taxes) related to the Pneumo Abex environmental liabilities. (See Note 17 for further discussion of the Company’s indemnification obligations for such environmental liabilities).

6.	Special Charges

2003 Charges. In fiscal year 2003, the Company recorded net special charges of $6.4 million. These charges consisted primarily of a $5.8 million charge in the first quarter of 2003 related to the reduction in workforce in the U.S., and charges related to the changes in the production, marketing and distribution strategies in the Company’s international operations. The U.S. special charges were primarily for severance costs and related benefits, including the acceleration of restricted stock awards. In addition, as a result of excess severance costs identified, we recorded a reversal of $0.2 million related to the first quarter of 2003 charge in the U.S.

In its international operations, the Company recorded additional special charges of $2.1 million related to the changes in the sales and distribution strategy in Poland, the Czech Republic and Republic of Slovakia. These special charges were offset by a special charge reversal of $2.1 million, which was credited to income and is reflected in “Special charges, net” on the Consolidated Statement of Income. The special charge reversal resulted primarily from favorable outcomes with severance and lease commitments in Poland, as the initial special charge recorded in 2002 was based on an estimate that no sublease income would offset the Company’s lease commitments.

In addition, the Company recorded special charges of $0.8 million in the Caribbean that consisted mainly of asset write-downs related to the shutdown of the Barbados manufacturing facility. Similar to the strategic changes being made in Central Europe, the Company has rationalized its operations in Barbados and migrated to an alternative sales and distribution strategy. Distribution is now outsourced through a local partner and production is sourced from a different already existing manufacturing location.

2002 Charges. In 2002, the Company recorded net special charges of $2.6 million, primarily related to the $5.7 million special charge in Central Europe, offset, in part, by the $3.3 million in special charge reversals. In the fourth quarter of 2002, management committed to a plan to modify the distribution method in Poland, the Czech Republic and Republic of Slovakia, which was similar to the plan executed in 2001 for Hungary. The change included modifying the Company’s distribution method from a conventional direct store delivery to an alternative model using third party distributors in certain areas. As a result, the Company recorded a special charge totaling $5.7 million relating to these changes in the Company’s sales and distribution strategy in Poland, the Czech Republic, and Republic of Slovakia. The special charges included $3.3 million related to severance and other benefits, $1.4 million related to asset write-downs and $1.0 million related primarily to lease termination costs. In 2002, the Company also recorded an additional $0.2 million of severance costs related to the fiscal year 2000 charge for the merger with the former PAS in “Special charges, net.”

Index

The Company identified approximately $3.3 million of excess severance and related exit costs in fiscal year 2002, including $2.2 million relating to the Hungary special charges recorded in fiscal year 2001, and $1.1 million relating to previous special charges (not included in the table below). During the execution of the distribution and marketing strategy changes in Hungary, there were instances where no viable third party distributors were found in certain areas of Hungary, and thus, an alternative strategy was not available in those areas. The reversals of $3.3 million were credited to income and are reflected in “Special charges, net.”

2001 Charges. In the fourth quarter of 2001, the Company recorded special charges totaling $9.2 million primarily for severance costs and other costs related to changing the Company’s marketing and distribution strategy in Hungary, as well as for the write-down of marketing equipment in the U.S. The write-down of marketing equipment was recorded in conjunction with the start-up of the Ft. Wayne, Indiana refurbishment operations. The establishment of a new centralized marketing equipment refurbishment facility changed the Company’s criteria for refurbishment versus disposal of marketing equipment and, thus, resulted in an impairment.

In the first quarter of 2001, the Company recorded a special charge of $4.6 million related to further organization changes resulting from the merger with the former PAS. This charge was principally composed of severance and related benefits.

The following table summarizes the activity associated with special charges during the periods presented (in millions):

	2003 Charges	2002 Charges	2001 Charges	Total

Special charges:
Employee related costs			$8.1	$8.1
Asset write-downs			2.9	2.9
Lease terminations and other costs			2.8	2.8

Total			13.8	13.8
Application of special charges:
Asset write-downs			(2.9)	(2.9)
Acceleration of stock awards vesting			(1.2)	(1.2)
Expenditures for employee-related costs			(2.1)	(2.1)
Expenditures for lease terminations and other costs			(1.2)	(1.2)

Accrued liabilities as of fiscal year end 2001			6.4	6.4

Special charges:
Employee related costs		$3.3		3.3
Asset write-downs		1.4		1.4
Lease terminations and other costs		1.0		1.0

Total		5.7		5.7
Application of special charges:
Asset write-downs		(1.4)		(1.4)
Expenditures for employee-related costs			(2.9)	(2.9)
Reversal of employee-related special charges			(1.7)	(1.7)
Expenditures for lease terminations and other costs			(1.0)	(1.0)
Reversal of other special charges			(0.5)	(0.5)

Accrued liabilities as of fiscal year end 2002		4.3	0.3	4.6

Special charges:
Employee–related costs	$5.9			5.9
Asset write-downs	2.7			2.7
Lease terminations and other costs	0.1			0.1

Total	8.7			8.7
Application of special charges:
Asset write-downs	(2.7)			(2.7)
Expenditures for employee related costs	(5.4)	(1.1)	(0.1)	(6.6)
Acceleration of stock awards vesting	(0.3)			(0.3)
Reversal of employee–related special charges	(0.2)	(1.4)		(1.6)
Expenditures for lease terminations and other costs	(0.1)	(0.1)		(0.2)
Reversal of other special charges		(0.7)		(0.7)

Accrued liabilities as of fiscal year end 2003	$–	$1.0	$0.2	$1.2

Index

Employee related costs of $3.3 million recorded in the fourth quarter of 2002 related to the changes to the Company’s marketing and distribution strategy in Poland, the Czech Republic and Republic of Slovakia. These changes affected 555 employees in total, of which 177 remain at the end of fiscal year 2003. Employee related costs of $8.1 million recorded in the fourth quarter of 2001 include $3.5 million of severance and other payments to employees affected by changes to the Company’s marketing and distribution strategy in Hungary. These changes affected 470 employees in total, of which 6 remain at the end of fiscal year 2003 as these amounts are due to employees that are currently on extended leaves of absence.

The accrued liabilities remaining as of fiscal year end 2003 are comprised primarily of deferred severance payments, certain employee benefits and expected lease termination payments. The Company expects to pay substantially all of the $1.2 million accrued, using cash from operations, during the next 12 months; accordingly, such amounts are classified as other current liabilities.

7.	Interest Expense, Net

Interest expense, net, consisted of the following (in millions):

	2003		2002		2001

Interest expense	$	(77.5)	$	(77.1)	$	(92.6)
Interest income		7.9		0.7		1.8

Interest expense, net	$	(69.6)	$	(76.4)	$	(90.8)

In fiscal year 2003, interest income included $6.4 million related to the favorable settlement of the tax refund case (see Note 8).

8.	Income Taxes

Income taxes (benefits) related to continuing operations consisted of the following (in millions):

	2003	2002	2001

Current:
Federal	$55.1	$16.9	$33.9
Non-U.S.	0.1	0.1	0.2
State and local	9.1	5.4	5.7

Total current	64.3	22.4	39.8

Deferred:
Federal	18.1	57.1	40.4
Non-U.S.	(0.7)	–	–
State and local	0.9	5.0	3.6

Total deferred	18.3	62.1	44.0

Total income taxes	$82.6	$84.5	$83.8

The U.S. and non-U.S. income (loss) from continuing operations before income taxes is set forth in the table below (in millions):

	2003	2002	2001

U.S.	$242.9	$240.0	$218.0
Non-U.S.	(2.7)	(19.8)	(44.1)

Income from continuing operations before income taxes	$240.2	$220.2	$173.9

Index

The table below reconciles the income tax provision for continuing operations at the U.S. federal statutory rate to the Company’s actual income tax provision on continuing operations (in millions).

	2003		2002		2001

	Amount	Percent	Amount	Percent	Amount	Percent

Income taxes computed at the U.S. federal statutory rate on income from continuing operations	$84.1	35.0	$77.1	35.0	$60.9	35.0
State income taxes, net of federal income tax benefit	4.8	2.0	6.8	3.1	6.1	3.5
Non-deductible portion of amortization-intangible assets	–	–	–	–	16.1	9.3
ESOP settlement	(6.0)	(2.5)	–	–	–	–
Other items, net	(0.3)	(0.1)	0.6	0.3	0.7	0.4

Income tax on continuing operations	$82.6	34.4	$84.5	38.4	$83.8	48.2

Deferred income taxes are attributable to temporary differences which exist between the financial statement bases and tax bases of certain assets and liabilities. As of fiscal year end 2003 and fiscal year end 2002, deferred income taxes (including discontinued operations) are attributable to (in millions):

	2003		2002

Deferred tax assets:
Non-U.S. net operating loss and tax credit carryforwards		$62.8		$78.0
U.S. net operating loss and tax credit carryforwards		28.1		32.7
Provision for special charges and previously sold businesses		41.1		40.6
Lease transactions		–		1.7
Unrealized losses on investments and cash flow hedges		8.6		14.2
Pension and postretirement benefits		16.4		23.1
Deferred compensation		12.7		3.2
Other		12.7		15.7

Gross deferred tax assets		182.4		209.2
Valuation allowance on net operating loss and tax credit carryforwards		(85.8)		(100.9)

Net deferred tax assets		96.6		108.3

Deferred tax liabilities:
Property		(177.8)		(155.1)
Intangible assets		(24.0)		(18.2)
Other		(8.0)		(14.4)

Total deferred tax liabilities		(209.8)		(187.7)

Net deferred tax liability	$	(113.2)	$	(79.4)

Net deferred tax asset (liability) included in:
Other current assets		$–		$2.8
Other current liabilities		(0.5)		–
Deferred income taxes		(112.7)		(82.2)

Net deferred tax liability	$	(113.2)	$	(79.4)

There currently is no undistributed non-U.S. income because the Company’s non-U.S. operations have accumulated pretax losses. In connection with the merger with the former PAS, the Company became the successor to U.S. Federal net operating loss (“NOLs”) and tax credit carryforwards, as well as non-U.S. NOLs. The Company also has NOLs related to its Central Europe operations. As of fiscal year end 2003, the U.S. NOLs were $80.4 million and expire in 2004 through 2020, while the non-U.S. NOLs amounted to $220.5 million which expire in 2004 through 2012, except for approximately $10 million of NOLs that do not expire. Utilization of U.S. and non-U.S. NOLs is limited by both the U.S. Internal Revenue Code and by various international tax laws. The Company has provided a valuation allowance against substantially all of the non-U.S. NOLs. These valuation allowances reflect the uncertainty of the Company’s ability to fully utilize these benefits given the limited carryforward periods permitted by the various taxing jurisdictions. Any future reductions to the valuation allowances related to the NOLs succeeded to the Company in connection with the merger with the former PAS will be recorded as an adjustment to intangible assets. The $15.1 million and $9.2 million decreases in the valuation allowance in fiscal year 2003 and 2002, respectively, are primarily due to the expiration of the carryforward period for certain NOLs.

Index

During 2003, the Company recorded a net tax benefit of $7.7 million related primarily to the reversal of certain tax accruals, offset by additional tax liabilities recorded. This benefit is reflected in “Other items, net” in above tax provision reconciliation table. Included in the net tax benefit of $7.7 million are tax benefits of $6.0 million from the favorable settlement of the Company’s ESOP case and a tax benefit of $6.0 million related mainly to the reversal of tax liabilities due to the settlement of various income tax audits through the 1999 tax year offset by net additional tax accruals of $4.3 million for contingent liabilities arising in 2003.

As previously mentioned, the Company favorably settled a tax refund case for $12.4 million with the U.S. Government that arose from the 1990 termination of the Company’s ESOP. The tax settlement consisted of $6.4 million of interest income ($4.0 million after taxes) and a tax benefit of $6.0 million recorded in “Income taxes.”

In addition, the Company recorded a reduction to net deferred tax assets of $4.4 million, and a corresponding increase to goodwill, related primarily to the resolution of the above mentioned tax audits which impacted amounts recorded in purchase accounting.

9.	Sales of Receivables

In the fourth quarter of 2000, Whitman Finance, a special purpose entity and wholly-owned subsidiary of the Company, entered into an agreement (the “Securitization”) with a major U.S. financial institution to sell an undivided interest in its receivables. The agreement was terminated in 2002 and Whitman Finance entered into a similar agreement with a different financial institution. The agreement involves the sale of receivables, on a revolving basis, by the Company’s U.S. bottling subsidiaries to Whitman Finance, which in turn sells an undivided interest in the revolving pool of receivables to the financial institution. The potential amount of receivables eligible for sale is determined based on the size and characteristics of the receivables pool but cannot exceed $175 million based on the terms of the agreement. At fiscal year end 2003, the maximum amount of receivables eligible for sale was $146.2 million. Costs related to this arrangement, including losses on the sale of receivables, are included in “Interest expense, net.”

The receivables sold as of fiscal year end 2003 and fiscal year end 2002 were $50.0 million and $142.3 million, respectively, which were reflected as a reduction in the Company’s receivables in the Consolidated Balance Sheets. Receivables for which an undivided ownership interest was sold under the program totaled $213.6 million and $235.4 million at fiscal year end 2003 and fiscal year end 2002, respectively. The receivables were sold to the financial institution at a discount, which resulted in losses of $2.1 million, $3.0 million and $6.3 million in 2003, 2002 and 2001, respectively. The retained undivided interest of $157.3 million and $88.0 million is included in receivables at fair value as of fiscal year end 2003 and fiscal year end 2002, respectively. The fair value incorporates expected credit losses, which are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category. Since substantially all receivables sold to Whitman Finance carry 30-day terms of payment, the retained interest is not discounted. The weighted-average key credit loss assumption used in measuring the retained interests as of fiscal year end 2003 and fiscal year end 2002, including the sensitivity of the current fair value of retained interests as of fiscal year end 2003 to immediate 10 percent and 20 percent adverse changes in the credit loss assumption, are as follows (in millions):

		As of Fiscal Year End 2003

	As of Fiscal Year End 2002	Actual	10% Adverse Change	20% Adverse Change

Expected credit losses	2.5%	3.1%	3.4%	3.7%
Fair value of retained interests	$88.0	$157.3	$156.6	$155.9

The above sensitivity analysis is hypothetical and should be used with caution. Changes in fair value based on a 10 percent or 20 percent variation should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear. Whitman Finance had no total delinquencies (receivables over 60 days past due) as of fiscal year end 2003 and $3.2 million as of fiscal year end 2002. Whitman Finance’s credit losses were $1.6 million, $5.4 million and $3.7 million in 2003, 2002 and 2001, respectively.

Index

10.	Debt

Long-term debt as of fiscal year end 2003 and fiscal year end 2002 consisted of the following (in millions):

	2003	2002

5.79% notes due 2013 (remarketable in 2003)	$–	$150.0
7.5% notes due 2003	–	125.0
6.0% notes due 2004	150.0	150.0
6.9% notes due 2005	60.0	60.0
5.95% notes due 2006	200.0	200.0
6.5% notes due 2006	100.0	100.0
3.875% notes due 2007	250.0	250.0
6.375% notes dues 2009	150.0	150.0
4.5% notes due 2013	150.0	–
7.29% and 7.44% notes due 2026 ($100 million and $25 million due 2004 and 2008, respectively, at option of note holder)	125.0	125.0
Various other debt	31.5	22.1
Fair value adjustment from interest rate swaps	15.3	20.0
Unamortized (discount) premium	(3.4)	3.6

Total debt	1,228.4	1,355.7
Less: amount included in short-term debt	150.0	275.0

Total long-term debt	$1,078.4	$1,080.7

The Company maintains revolving credit agreements with maximum borrowings of $500 million, which act as a back-up for the Company‘s commercial paper program; giving the Company a total of $500 million available under the commercial paper program and revolving credit facilities combined. In addition, the Company from time to time borrows funds under unsecured money market loans. The interest rates on the revolving credit facility, which expires in 2004, are based primarily on the London Interbank Offered Rate (“LIBOR”). There were $26.0 million of borrowings under the commercial paper program as of fiscal year end 2003, compared to no borrowings as of fiscal year end 2002. The weighted-average borrowings under the commercial paper program during fiscal year 2003 and 2002 were $74.1 million and $191.1 million, respectively. There were no money market loan borrowings during fiscal years 2003 and 2002.

Certain wholly owned subsidiaries maintain operating lines of credit. The total amount available under these borrowings is $69.4 million. Interest rates are based primarily upon Interbank Offered Rates for borrowings in the subsidiaries’ local currencies. The outstanding balances were $23.9 million and $28.1 million as of fiscal year end 2003 and 2002, respectively.

The Company’s debt agreements contain a number of covenants that limit, among other things, the creation of liens, sale and lease-back transactions and the general sale of assets. These agreements require the Company to maintain certain financial ratios, including an interest coverage ratio and leverage ratio. The Company is in compliance with all financial covenants.

On September 4, 2003, a new shelf registration statement became effective under which up to $1 billion of debt securities may be offered. The debt securities will be unsecured, senior debt obligations and will rank equally with all other unsecured and unsubordinated indebtedness. No debt securities have been issued from this shelf registration.

On March 6, 2003, the Company issued $150 million of notes with a coupon rate of 4.5 percent and a maturity date of March 2013. These notes are included in long-term debt in the Consolidated Balance Sheet at the end of fiscal year 2003. The proceeds were used to redeem the $150 million face value 5.79 percent notes issued in March 2001. In anticipation of the issuance of the notes in the first quarter of 2003, the Company entered into a treasury rate lock agreement. See Note 12 for further discussion of this transaction.

During the first quarter of 2003, the investors of the $150 million face value 5.79 percent notes notified the Company that they would exercise their option to purchase and resell the notes pursuant to the remarketing agreement, unless the Company elected to redeem the notes. In March 2003, the Company elected to redeem the notes and paid a total premium of $17.7 million in connection with the repurchase. The remaining unamortized premium, including the value of the option net of issuance costs related to the repurchased notes, was $5.7 million. In addition, the Company settled a treasury rate lock agreement related to the repurchased notes and received $3.2 million. See Note 12 for further discussion of this transaction. As a result, the Company recorded a loss on the early extinguishment of debt of $8.8 million in “Interest expense, net” in the first quarter of 2003. In addition, the Company repaid the $125 million of 7.5 percent notes that came due during the first quarter of 2003.

Index

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

The amounts of long-term debt, excluding obligations under capital leases, scheduled to mature in the next five years are as follows (in millions):

Fiscal Year	Amount

2004	$150.0*
2005	61.0
2006	300.0
2007	261.6
2008	–*

* The 7.29 percent and 7.44 percent notes, due in 2026 are subject to one-time investor put options of $100 million and $25 million in fiscal year 2004 and 2008, respectively. These notes are not included in the table above as we currently do not expect the noteholders to exercise these put options and, thus, are classified as a non-current liability.

11.	Leases

The Company has entered into noncancelable lease commitments under operating and capital leases for fleet vehicles, computer equipment, land and buildings. In connection with the Company’s capital lease for land and a building located in Jamaica, the Company has an option to purchase these assets for $10.0 million during 2004. It is probable that the Company will exercise this purchase option; therefore, the $10.0 million amount is included in the minimum rental payments table shown below.

As of fiscal year end 2003, annual minimum rental payments required under capital leases and operating leases that have initial noncancelable terms in excess of one year were as follows (in millions):

	Capital Leases	Operating Leases

2004	$11.0	$14.5
2005	–	9.1
2006	–	6.4
2007	–	4.9
2008	–	4.7
Thereafter	–	16.4

Total minimum lease payments	11.0	$56.0
Less: imputed interest	0.8

Present value of minimum lease payments	$10.2

Total rent expense applicable to operating leases amounted to $20.7 million, $18.9 million and $21.5 million in 2003, 2002 and 2001, respectively. A majority of the Company’s leases provide that the Company pays taxes, maintenance, insurance and certain other operating expenses.

12.	Financial Instruments

The Company uses derivative financial instruments to reduce the Company’s exposure to adverse fluctuations in commodity prices and interest rates. These financial instruments are “over-the-counter” instruments and were designated at their inception as hedges of underlying exposures. The Company does not use derivative financial instruments for speculative or trading purposes.

Periodically, the Company utilizes derivative instruments to hedge price fluctuations on a portion of the Company’s fuel requirements. As of fiscal years ended 2003 and 2002, the Company had no outstanding fuel hedge contracts.

Index

Cash flow hedges. The Company enters into derivative financial instruments to hedge against volatility in future cash flows on anticipated aluminum can purchases, the prices of which are indexed to aluminum market prices. Because of the high correlation between aluminum commodity prices and the Company’s contractual cost of aluminum cans, the Company considers these hedges to be highly effective. As of fiscal year end 2003, the Company has hedged a portion of its future U.S. aluminum requirements into fiscal 2004. As of fiscal year end 2003 and fiscal year end 2002, the Company had deferred $4.3 million (net of $2.5 million in deferred income taxes) of aluminum hedging gains and $3.3 million (net of $1.9 million in deferred income taxes) of aluminum hedging losses, respectively, in “Accumulated other comprehensive loss.“ A majority of the aluminum hedging gains as of fiscal year end 2003 will be reclassified into cost of goods sold during the next 12 months.

In anticipation of the long-term debt issuances in the third quarter of 2002 and in the first quarter of 2003, the Company entered into a series of treasury rate locks with an aggregate notional amount of $250 million and $150 million, respectively. These treasury rate locks were accounted for as cash flow hedges, as the treasury rate locks hedged against the variability of interest payments on the forecasted issuance of fixed-rate debt attributable to changes in interest rates. The treasury rate locks were settled for $2.5 million and $1.2 million, concurrent with the debt issuances in the third quarter of 2002 and in the first quarter of 2003, respectively. At the end of fiscal year 2003 and fiscal year 2002, the Company had deferred approximately $1.9 million (net of $1.1 million in deferred income taxes) and $1.6 million (net of $0.9 million in deferred income taxes) of losses, respectively, in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets, as the treasury rate locks were considered highly effective in eliminating the interest rate risk on the forecasted debt issuances. Amounts included in other comprehensive loss are reclassified into earnings commensurate with the recognition of the interest expense on the newly issued debt.

In addition, in anticipation of the early extinguishment of $150 million of notes in the first quarter of 2003, the Company entered into a reverse treasury rate lock agreement. The reverse treasury rate lock was accounted for as a cash flow hedge, as the reverse treasury rate lock hedged against the variability of interest rates related to the forecasted extinguishment of debt. The reverse treasury rate lock was settled and a payment was received in the first quarter of 2003 for $3.2 million, and recognized in “Interest expense, net” in the Consolidated Statement of Income as a reduction in the loss on the early extinguishment of debt.

Fair value hedges. The Company enters into interest rate swap contracts to convert a portion of its fixed rate debt to floating rate debt, with the objective of reducing overall borrowing costs. During 2001 and 2003, the Company entered into interest rate swap contracts with an aggregate notional amount of $200 million and $150 million, respectively. These swaps are accounted for as fair value hedges, since they hedge against the change in fair value of fixed rate debt resulting from fluctuations in interest rates. The fair value of the interest rate swaps as of fiscal year end 2003 was $15.3 million (net of $2.3 million interest receivable) and as of fiscal year end 2002 was $20.0 million (net of $1.7 million interest receivable), which is reflected in “Other long-term assets” on the Consolidated Balance Sheets, with a corresponding increase in “Long-term debt” representing the change in fair value of the fixed rate debt. The fair value adjustments had no earnings impact since the swaps are considered highly effective in eliminating the interest rate risk of the fixed rate debt they are hedging.

Other financial instruments. The carrying values of other financial assets and liabilities, including cash and equivalents, accounts receivable (see Note 9), accounts payable and other accrued expenses, approximate fair values due to their short maturity.

The fair market value of the Company’s floating rate debt as of fiscal year end 2003 and fiscal year end 2002 approximated its carrying value. The Company’s fixed rate debt had a carrying value of $878.6 million, as adjusted for the conversion of certain fixed rate notes to floating rate through the use of swap contracts (discussed above), and an estimated fair value of $897.8 million as of fiscal year end 2003. As of fiscal year end 2002, the Company’s fixed rate debt had a carrying value of $1,155.7 million, as adjusted for the interest rate swaps, and an estimated fair value of $1,184.1 million. The fair value of the fixed rate debt was based upon quotes from financial institutions for instruments with similar characteristics or upon discounting future cash flows.

Index

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

Net periodic pension cost for 2003, 2002 and 2001 included the following components (in millions):

	2003	2002		2001

Service cost	$2.8		$2.3		$5.2
Interest cost	8.9		8.6		8.0
Expected return on plan assets	(10.8)		(11.1)		(11.3)
Amortization of actuarial loss (gain)	0.8		0.1		(0.7)
Amortization of transition asset	–		–		(0.2)
Curtailment gain	–		–		(8.9)
Amortization of prior service cost	(0.6)		(0.6)		(0.2)

Net periodic pension (benefit) cost	$1.1	$	(0.7)	$	(8.1)

The following tables outline the changes in benefit obligations and fair values of plan assets for the Company’s pension plans and reconciles the pension plans’ funded status to the amounts recognized in the Company’s Consolidated Balance Sheets as of fiscal year end 2003 and 2002 (in millions):

	2003	2002

Benefit obligation at beginning of year	$134.0	$116.2
Service cost	2.8	2.3
Interest cost	8.9	8.6
Amendments	0.5	–
Actuarial loss	10.2	14.2
Benefit paid	(7.6)	(7.3)

Benefit obligation at end of year	$148.8	$134.0

Fair value of plan assets at beginning of year	$102.0	$111.8
Actual return on plan assets	18.3	(10.0)
Employer contributions	9.2	7.5
Benefits paid	(7.6)	(7.3)

Fair value of plan assets at end of year	$121.9	$102.0

Funded status	$	(26.9)	$	(32.0)
Unrecognized net actuarial loss		52.4		50.4
Unrecognized prior service cost		0.5		(0.5)

Net amount recognized		$26.0		$17.9

Net amounts recognized in the Consolidated Balance Sheets consist of (in millions):

	2003	2002

Prepaid pension cost	$24.0	$18.4
Accrued pension liability	(50.3)	(48.2)
Intangible assets	2.2	2.1
Accumulated other comprehensive loss	50.1	45.6

Net amount recognized	$26.0	$17.9

Index

Accumulated other comprehensive loss amounts are reflected in the Consolidated Balance Sheets net of tax of $21.1 million and $17.7 million at fiscal year end 2003 and 2002, respectively. The Company uses September 30 as the measurement date for plan assets and obligations. Due in part to the underperformance of the U.S. stock markets and discount rate declines resulting from lower interest rates, the Company’s pension plans are $26.9 million underfunded. The plan assets of the Company’s pension plans as of fiscal year end 2003 were approximately $8.8 million higher than plan assets at the September 30 measurement date.

Pension costs are funded in amounts not less than minimum levels required by regulation. The principal economic assumptions used in the determination of net periodic pension cost and benefit obligations were as follows:

Net periodic pension cost:	2003	2002	2001

Discount rates	6.50%	7.25%	7.75%
Expected long-term rates of return on assets	9.00%	9.00%	9.50%
Rates of increase in future compensation levels	4.75%	4.75%	5.25%

Benefit obligation:	2003	2002	2001

Discount rates	6.25%	6.75%	7.25%
Expected long-term rates of return on assets	8.50%	9.00%	9.00%
Rates of increase in future compensation levels	4.75%	4.75%	4.75%

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $148.8 million, $148.1 million and $121.9 million, respectively, as of fiscal year end 2003 and $134.0 million, $133.8 million and $102.0 million, respectively, as of fiscal year end 2002. The assumptions used for the expected long-term rates of return on assets were based on the expected plan asset allocation and expected returns in each asset class. The expected returns for 2003 were decreased by 50 basis points based on the reduced return expectations in certain asset classes.

The Company’s pension plan weighted-average asset allocations as of September 30, 2003 and 2002 by asset category are as follows:

Asset Category	September 30, 2003	September 30, 2002

Equity securities	65%	65%
Debt securities	30%	30%
Other	5%	5%
Total	100%	100%

The plan's assets are invested in the PepsiAmericas Defined Benefit Master Trust ("Trust"). The Trust's investment objectives are to seek capital appreciation with a level of current income and long-term income growth. Broad diversification by security and moderate diversification by asset class are achieved by investing in domestic and international equity index funds, a domestic bond index fund, and money market funds. The plan’s target investment allocations are 60 percent to 75 percent equities, 25 percent to 35 percent bonds, and 0 percent to 5 percent in other assets. The plans do not hold any Company common stock.

While no contributions are required under minimum funding standards, the Company expects to contribute approximately $6.0 million to the plans during 2004. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Benefits

2004	$6.4	$1.2
2005	6.6	1.3
2006	6.8	1.5
2007	7.1	1.6
2008	7.4	1.6
2009-2013	41.9	8.5

Index

Company-sponsored defined contribution plans. Substantially all U.S. salaried employees and certain U.S. hourly employees participate in voluntary, contributory defined contribution plans to which the Company makes partial matching contributions. Also, in connection with the aforementioned freeze of the Company’s pension plans, the Company began making supplemental contributions in 2002 to substantially all U.S. salaried employees’ and eligible hourly employees’ 401(k) accounts regardless of the level of each employee’s contributions. Company contributions to these plans amounted to $14.2 million, $13.6 million and $8.5 million in 2003, 2002 and 2001, respectively, which are reflected in “SD&A expenses.”

Multi-employer pension plans. The Company’s subsidiaries participate in a number of multi-employer pension plans, which provide benefits to certain union employee groups of the Company. Amounts contributed to the plans totaled $3.4 million, $3.1 million and $3.9 million in 2003, 2002 and 2001, respectively and are included in “SD&A expenses.”

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

The net periodic cost of post-retirement benefits other than pensions for 2003, 2002 and 2001 amounted to $1.0 million, $0.8 million and $1.2 million, respectively. The Company’s post-retirement life and health benefits are not funded. The unfunded accrued post-retirement benefits amounted to $25.4 million as of fiscal year end 2003 and $25.6 million as of fiscal year end 2002. These balances are reflected in “Other liabilities” on the Consolidated Balance Sheets.

Multi-employer post-retirement medical and life insurance. The Company’s subsidiaries participate in a number of multi-employer plans, which provide health care and survivor benefits to union employees during their working lives and after retirement. Portions of the benefit contributions, which cannot be disaggregated, relate to post-retirement benefits for plan participants. Total amounts charged against income, primarily in SD&A expenses, and contributed to the plans (including benefit coverage during participating employees’ working lives) amounted to $12.5 million, $10.4 million and $10.1 million in 2003, 2002 and 2001, respectively.

14.	Stock Options and Warrants

The Company’s 2000 Stock Incentive Plan (the “2000 Plan”), originally approved by shareholders in 2000 provides for granting incentive stock options, nonqualified stock options, related stock appreciation rights (“SARs”), restricted stock awards, and performance awards or any combination of the foregoing. Generally, outstanding nonqualified stock options are exercisable during a ten-year period beginning one to three years after the date of grant. All options are granted at fair market value at the date of grant. There are no outstanding stock appreciation rights under the 2000 Plan as of fiscal year end 2003.

The Company also sponsors the Stock Incentive Plan (the “1982 Plan”), originally established and approved by the shareholders in 1982, and subsequently amended from time to time, most recently in 1999 when the shareholders approved an allocation of additional shares to this plan. The types of awards and terms of the 1982 Plan are similar to the 2000 Plan. There are no outstanding stock appreciation rights under the 1982 Plan as of fiscal year end 2003.

Index

Changes in options outstanding are summarized as follows:

	Options Outstanding

					Weighted-
					Average
		Range of			Exercise
	Options	Exercise Prices			Price

Balance, fiscal year end 2000	13,250,880	$7.37	–	22.66	$15.14
Granted	1,504,179	12.17	–	16.48	15.68
Exercised or surrendered	(727,166)	7.37	–	15.88	9.27
Recaptured or terminated	(1,003,782)	11.97	–	22.63	17.30

Balance, fiscal year end 2001	13,024,111	8.08	–	22.66	15.49
Granted	1,528,024	12.68	–	15.51	12.74
Exercised or surrendered	(588,356)	8.08	–	14.46	9.19
Recaptured or terminated	(383,171)	11.97	–	22.63	15.66

Balance, fiscal year end 2002	13,580,608	8.51	–	22.66	15.45
Granted	1,530,210	12.01	–	14.86	12.02
Exercised or surrendered	(750,943)	8.51	–	16.48	10.72
Recaptured or terminated	(215,526)	11.97	–	22.63	15.06

Balance, fiscal year end 2003	14,144,349	9.84	–	22.66	15.34

The number of options exercisable under the two plans as of fiscal year end 2003 was 11,472,716, with a weighted-average exercise price of $15.95, compared with options exercisable of 10,744,362 as of fiscal year end 2002 and 9,861,793 as of fiscal year end 2001 with weighted-average exercise prices of $16.00 and $15.77, respectively. As of fiscal year end 2003, there were 2,393,950 shares available for future grants, which includes shares remaining from the 8,000,000 shares provided by the 2000 Stock Incentive Plan in May 2000.

The following table summarizes information regarding stock options outstanding and exercisable as of fiscal year end 2003:

			Options Outstanding			Options Exercisable

				Weighted-	Weighted-		Weighted-
				Average	Average		Average
Range of			Options	Remaining Life	Exercise	Options	Exercise
Exercise Prices			Outstanding	(in years)	Price	Exercisable	Price

$9.84	–	$13.01	5,682,655	6.8	$12.18	3,382,746	$12.12
$13.09	–	$18.06	6,191,712	4.5	15.66	5,819,988	15.68
$18.48	–	$22.66	2,269,982	5.0	22.34	2,269,982	22.34

Total Options			14,144,349	5.5	15.34	11,472,716	15.95

In February 2003, the Company granted 468,100 restricted shares of stock at a weighted-average fair value (at the date of grant) of $12.01 to key members of management under the Plan. In 2002 and 2001, the Company granted 889,300 and 136,014 restricted shares of stock at a weighted-average fair value (at the date of grant) of $12.68 and $16.48, respectively. The Company recognized compensation expense of $5.6 million in 2003, $3.6 million in 2002 and $0.4 million in 2001 relating to these grants. At fiscal year end 2003, there were 1,157,776 unvested restricted shares outstanding under the Plan.

In connection with the merger with the former PAS, the Company converted former PAS warrants to acquire shares of the Company’s stock. The warrants are exercisable by Dakota Holdings, LLC, PepsiCo and V. Suarez & Co., Inc. for the purchase of 311,470, 65,658, and 94,282 shares, respectively, of the Company’s common stock at $24.79 per share, exercisable anytime until February 17, 2006.

Index

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

The Company has 12.5 million authorized shares of Preferred Stock. There is no Preferred Stock issued or outstanding.

16.	Supplemental Cash Flow Information

Net cash provided by continuing operations reflects cash payments and cash receipts as follows (in millions):

	2003	2002	2001

Interest paid	$88.9	$69.3	$85.8
Interest received	7.5	0.7	1.7
Income taxes paid	39.2	34.0	23.3
Income tax refunds	3.4	1.7	0.5

17.	Environmental and Other Commitments and Contingencies

The Company maintains a program to facilitate compliance with federal, state and local laws and regulations relating to management of wastes, to the discharge or emission of materials used in production, and such other laws and regulations relating to the protection of the environment. The capital costs of such management and compliance, including the modification of existing plants and the installation of new manufacturing processes, are not material to the Company’s continuing operations.

The Company is a defendant in lawsuits that arise in the ordinary course of business, none of which is expected to have a material adverse effect on the Company’s financial condition, although amounts recorded in any given period could be material to the results of operations or cash flows for that period.

Index

Discontinued Operations – Remediation. Under the agreement pursuant to which the Company sold its subsidiaries, Abex Corporation and Pneumo Abex Corporation (collectively, “Pneumo Abex”), in 1988 and a subsequent settlement agreement entered into in September 1991, the Company has assumed indemnification obligations for certain environmental liabilities of Pneumo Abex, after any insurance recoveries. Pneumo Abex has been and is subject to a number of environmental cleanup proceedings, including proceedings under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 regarding release or disposal of wastes at on-site and off-site locations. In some proceedings, federal, state and local government agencies are involved and other major corporations have been named as potentially responsible parties. Pneumo Abex also is subject to private claims and lawsuits for remediation of properties owned by Pneumo Abex and its subsidiaries.

There is an inherent uncertainty in assessing the total cost of remediating a given site. This is because of the nature of the remediation and allocation process and the fact that the remediations are at different stages of resolution. Any assessment of expenses is speculative until the later stages of remediation and is dependent upon a number of variables beyond the control of any party. Furthermore, there are often timing considerations in that a portion of the expense incurred by Pneumo Abex, and any resulting obligation of the Company to indemnify Pneumo Abex, may not occur for a number of years.

In the latter part of 2001, the Company investigated the use of insurance products to mitigate risks related to indemnification obligations under the 1988 agreement, as amended. The insurance carriers required that the Company employ an outside consultant to perform a comprehensive review of the former facilities operated or impacted by Pnuemo Abex. Advances in retrospective risk evaluation and increased experience (and therefore available data) at the Company’s former facilities, made this comprehensive review possible. The consultant’s review was completed in the fourth quarter of 2001. It provided a contingent indemnification liability for all known sites operated or impacted by Pneumo Abex and resulted in the $111.0 million charge, or $71.2 million net of tax, recorded in the fourth quarter of 2001.

At the end of fiscal year 2003, the Company had $119.2 million accrued to cover potential indemnification obligations, compared to $138.1 million recorded at the end of fiscal year 2002. Of the total amount accrued, $20.0 million was classified as current liabilities at the end of fiscal year 2003 and $25.5 million at the end of fiscal year 2002. The amounts exclude possible insurance recoveries and are determined on an undiscounted cash flow basis. The estimated indemnification liabilities include expenses for the remediation of identified sites, payments to third parties for claims and expenses (including product liability and toxic tort claims), administrative expenses, and the expenses of on-going evaluations and litigation. The Company expects a significant portion of the accrued liabilities will be disbursed during the next 10 years. All estimated costs for the sites discussed below are included in the $119.2 million accrued as of the end of fiscal year 2003.

The Company continues to have environmental exposure related to the remedial action required at a facility in Portsmouth, Virginia (consisting principally of soil treatment and removal) for which we have an indemnity obligation to Pneumo Abex. This is a Superfund site, which the United States Environmental Protection Agency required to be remediated. Through 2003, the Company has made indemnity payments of approximately $40.1 million (excluding $3.1 million of recoveries from other responsible parties) for remediation of the Portsmouth site. The Company has accrued and expects to incur an estimated $6.4 million to complete the remediation and for administration and legal defense costs over the next several years.

The Company also has financial exposure related to certain remedial actions required at a facility that manufactured hydraulic and related equipment in Willits, California. Various chemicals and metals contaminate this site. In August 1997, a final consent decree was issued in the case of the People of the State of California and the City of Willits, California v. Remco Hydraulics, Inc. This final consent decree was amended in December 2000 and established a trust whose officers are obligated to investigate and clean up this site. The Company is currently funding the investigation and interim remediation costs on a year-to-year basis according to the final consent decree. Through 2003, the Company has made indemnity payments of approximately $26.7 million for investigation and remediation at the Willits site (consisting principally of soil removal, groundwater and surface/water treatment). The Company has accrued $38.2 million for future remediation and trust administration costs, with the majority of this amount being spent in the next several years.

The Company also has indemnity obligations related to several investigations regarding on-site and off-site disposal of wastes generated at a facility in Mahwah, New Jersey. Through 2003, the Company has not indemnified a significant amount for remediation but has accrued approximately $16.5 million for certain remediation, long-term monitoring and administration expenses, which are expected to be incurred over the next several years. The Company will also be investigating the potential for additional potentially responsible parties.

Index

Although the Company has certain indemnification obligations for environmental liabilities at a number of sites other than Portsmouth, Willits or Mahwah, including Superfund sites, it is not anticipated that additional expense at any specific site will have a material effect on the Company. In the case of some of the sites, the volumetric contribution for which the Company has an obligation has in most cases been estimated and other large, financially viable parties are responsible for substantial portions of the remainder. In the Company’s opinion, based upon information currently available, the ultimate resolution of these claims and litigation, including potential environmental exposures, and considering amounts already accrued, should not have a material effect on our financial condition, although amounts recorded in a given period could be material to our results of operations or cash flows for that period.

Discontinued Operations – Insurance. During the second quarter of 2002, as part of a comprehensive program concerning environmental liabilities related to the former Whitman Corporation subsidiaries, the Company purchased new insurance coverage related to the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries. In addition, a trust, which was established in 2000 with the proceeds from an insurance settlement, purchased insurance coverage and funded coverage for remedial and other costs (“Finite Funding”) related to the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries. In conjunction with the purchase of the insurance policies, the Company recorded a charge to discontinued operations of $9.8 million, or $6 million after tax. This charge represented amounts expended by the Company as well as a reduction of funds in the Trust available to pay expenses related to sites for which the Company has indemnification obligations.

Essentially all of the assets of the Trust were expended by the Trust in connection with the purchase of the insurance coverage, the Finite Funding and related expenses. These actions have been taken to fund remediation and related costs associated with the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries and to protect against additional future costs in excess of the Company’s self-insured retention. The original amount of self-insured retention (the amount the Company must pay before the insurance carrier is obligated to begin payments) was $114.0 million of which $13.0 million has been eroded, leaving a remaining self-insured retention of $101.0 million at the end of fiscal year 2003. The estimated range of aggregate exposure related only to the remediation costs of such environmental liabilities is approximately $50 million to $90 million. The Company had accrued $71.5 million at the end of 2003 for remediation costs, which is the Company’s best estimate of the contingent liabilities related to these environmental matters. The Finite Funding may be used to pay a portion of the $71.5 million and thus reduces the Company’s future cash obligations. The Finite Funding amounts recorded were $24.2 million and $25.3 million at the end of fiscal year 2003 and 2002, respectively, and are recorded in “Other Assets,” net of $3.0 million and $16.6 million, respectively, recorded in current assets.

In addition, the Company had recorded other receivables of $10.6 million in 2003 and $20.6 million in 2002 for future probable amounts to be received from insurance companies and other responsible parties. Of this total, $1.6 million and $5.3 million were included in “Other current assets.” The remaining $9.0 million and $15.3 million were recorded in “Other assets” in the Consolidated Balance Sheets as of fiscal year end 2003 and 2002, respectively.

Discontinued Operations – Product Liability and Toxic Tort Claims. The Company also has certain indemnification obligations related to product liability and toxic tort claims that might emanate from the 1988 agreement with Pneumo Abex. Other companies not owned by or associated with the Company also are responsible to Pneumo Abex for the financial burden of all asbestos product liability claims filed against Pneumo Abex after a certain date in 1998, except for certain claims indemnified by the Company.

The Company has received year-end 2003 claim statistics from Pneumo Abex and the other indemnitors. Based on those reports, the Company has or may have potential indemnification obligations for slightly less than 15 percent of all of Pneumo Abex active and open asbestos claims at the end of fiscal year 2003. The active and open claims for which the Company has or may have indemnification obligations are approximately 9,000. Of those claims, over 7,100 are asserted in two mass-filed lawsuits (one filed in each of 2001 and 2002) that purport to assert thousands of claims against dozens of defendants. The Company believes that the vast majority of those claims lack merit and are of marginal value, if any. Excluding these mass-filed claims, the largest group of remaining claims is less than 1,000 and the annual number of individual claims within that group has been less than 100 per year for each year during the period 2000 to 2003. Sales of the asbestos-containing product at issue for that group ceased before 1980 and, therefore, the Company expects a decreasing rate of claims.

As of fiscal year-end 2003, the number of underlying product liability lawsuits (including asbestos-related claims) that are or may be indemnifiable by the Company have been reduced by more than 85 percent from its high point. Much of the reduction occurred in the years 2000 and 2001, as well as in 2003. The Company’s employees and agents manage or monitor the defense of the underlying claims that are or may be indemnifiable by the Company.

Index

At the end of fiscal year 2003, the Company had accrued $5.8 million related to product liability. These accruals primarily relate to probable asbestos claim settlements and legal defense costs. The Company also has additional amounts accrued for legal and other costs associated with obtaining insurance recoveries for previously resolved and current open claims and their related costs. These amounts are included in the total liabilities of $119.2 million accrued at the end of 2003. In addition to the known and probable asbestos claims, the Company may be subject to additional asbestos claims that are possible for which no reserve has been established at the end of 2003. These additional reasonably possible claims are primarily asbestos related and the aggregate exposure related to these possible claims is estimated to be in the range of $6 million to $17 million. These amounts are undiscounted and do not reflect any insurance recoveries that the Company will pursue from insurers for these claims.

In addition, two lawsuits have been filed in California, which name several defendants including certain of the Company’s prior subsidiaries. The lawsuits allege that the Company and its former subsidiaries are liable for personal injury and/or property damage resulting from environmental contamination at the Willits facility. There are approximately 550 plaintiffs in the lawsuits seeking an unspecified amount of damages, punitive damages, injunctive relief and medical monitoring damages. The Company is actively defending the lawsuits. At this time, the Company does not believe these lawsuits are material to our business or financial condition, although at this stage of the proceedings the Company is unable to reasonably estimate the range of possible loss, if any.

The Company has other indemnification obligations related to product liability matters. In the Company’s opinion, based on the information currently available and the amounts already accrued, these claims should not have a material effect on our financial condition.

The Company also participates in and monitors insurance-recovery efforts for the claims against Pneumo Abex. Recoveries from insurers vary year by year because certain insurance policies exhaust and other insurance policies become responsive. Recoveries also vary due to delays in litigation, limits on payments in particular periods, and because insurers sometimes seek to avoid their obligations based on positions that the Company believes are improper. The Company, assisted by its consultants, monitors the financial ratings of insurers that issued responsive coverage and the claims submitted by Pneumo Abex.

Advertising commitments and exclusivity rights. The Company has entered into various long-term agreements with its customers in which the Company pays the customers for the exclusive right to sell the Company’s products in certain venues. The Company has also committed to pay certain customers for advertising and marketing programs in various long-term contracts. These agreements typically range from one to ten years. As of fiscal year end 2003, the Company has committed approximately $86.7 million related to such programs and advertising commitments.

Purchase obligations. In addition, PepsiCo has entered into various raw material contracts on the Company’s behalf pursuant to a shared services agreement in which PepsiCo provides procurement services to the Company. Certain raw material contracts obligate us to purchase minimum volumes. As of the end of fiscal year 2003, the Company had total purchase obligations of $65.0 million related to such raw material contracts.

18.	Segment Reporting

The Company operates in one industry located in three geographic areas – U.S., Central Europe and the Caribbean. The Company operates in 18 states in the U.S., and outside the U.S., the Company operates in Poland, Hungary, the Czech Republic, Republic of Slovakia, Puerto Rico, Jamaica, Barbados, the Bahamas and Trinidad and Tobago.

Operating income (loss) is exclusive of net interest expense, other miscellaneous income and expense items, and income taxes. In 2003, the Company recorded special charges, net of $6.4 million (see Note 6), which reduced reported operating income for the U.S. and the Caribbean by $5.6 million and $0.8 million, respectively. The U.S. charge was recorded in the first quarter of 2003 and related primarily to the reduction in workforce. The Caribbean charge was recorded during the second quarter of 2003 and consisted mainly of asset write-downs related to the shutdown of the Barbados manufacturing facility.

The Company recorded a special charge totaling $5.7 million in the fourth quarter of 2002 in Central Europe relating to changes in the Company’s marketing and distribution strategy in Poland, the Czech Republic, and Republic of Slovakia. In addition, in 2002 the Company identified approximately $3.3 million of excess severance and other exit costs related to previous Central Europe special charges (see Note 6).

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

Index

Non-operating assets are principally cash and equivalents, investments, property and miscellaneous other assets, including $1.1 million of real estate investments as of fiscal year end 2003 and 2002, respectively. Long-lived assets represent net property, investments and net intangible assets.

Selected financial information related to the Company’s geographic segments is shown below (in millions):

	Net Sales			Operating Income (Loss)

	2003	2002	2001	2003	2002	2001

U.S.	$2,739.4	$2,760.5	$2,699.7	$315.7	$314.7	$297.0
Central Europe	310.4	298.4	270.6	0.5	(10.6)	(27.1)
Caribbean	187.0	180.9	173.7	0.1	(3.4)	(1.5)

Total	$3,236.8	$3,239.8	$3,144.0	316.3	300.7	268.4

Interest expense, net				(69.6)	(76.4)	(90.8)
Other expense, net				(6.5)	(4.1)	(3.7)

Income from continuing operations before income taxes				$240.2	$220.2	$173.9

	Capital Investments			Depreciation and Amortization

	2003	2002	2001	2003	2002	2001

U.S.	$131.8	$172.6	$180.5	$129.8	$122.6	$160.8
Central Europe	16.4	30.4	26.9	29.6	30.2	29.8
Caribbean	10.1	16.2	11.2	8.4	8.6	9.1

Total operating	$158.3	$219.2	$218.6	167.8	161.4	199.7

Non-operating				2.4	2.4	2.4

Total				$170.2	$163.8	$202.1

	Assets		Long-Lived Assets

	2003	2002	2003	2002

U.S.	$3,009.6	$3,009.0	$2,563.7	$2,562.2
Central Europe	286.7	270.4	196.9	195.5
Caribbean	165.5	148.0	116.7	109.7

Total operating	3,461.8	3,427.4	2,877.3	2,867.4
Non-operating	118.9	135.2	33.3	29.1

Total	$3,580.7	$3,562.6	$2,910.6	$2,896.5

19.	Related Party Transactions

Transactions with PepsiCo

PepsiCo is considered a related party due to the nature of the Company’s franchise relationship and PepsiCo’s ownership interest in the Company. As of fiscal year end 2003, PepsiCo held, directly and indirectly, 39.9 percent of PepsiAmericas’ outstanding common stock. Approximately 92 percent of total volume is derived from the sale of Pepsi-Cola products. The Company has entered into transactions and agreements with PepsiCo from time to time, and the Company expects to enter into additional transactions and agreements with PepsiCo in the future. Material agreements and transactions between the Company and PepsiCo are described below.

Pepsi franchise agreements are issued in perpetuity, subject to termination only upon failure to comply with their terms. Termination of these agreements can occur as a result of any of the following: the Company’s bankruptcy or insolvency; change of control of greater than 15 percent of any class of voting securities of the Company; untimely payments for concentrate purchases; quality control failure; or failure to carry out the approved business plan communicated to PepsiCo. Refer to Part I of the Form 10-K for further description of these agreements and their terms.

Index

Bottling Agreements and Purchases of Concentrate and Finished Product. The Company purchases concentrates from PepsiCo and manufactures, packages, distributes and sells carbonated and non-carbonated beverages under various bottling agreements with PepsiCo. These agreements give the Company the right to manufacture, package, sell and distribute beverage products of PepsiCo in both bottles and cans and fountain syrup in specified territories. These agreements include a Master Bottling Agreement and a Master Fountain Syrup Agreement for beverages bearing the "Pepsi-Cola" and "Pepsi" trademarks, including Diet Pepsi and Pepsi One in the United States. The agreements also include bottling and distribution agreements for non-cola products in the United States, and international bottling agreements for countries outside the United States. These agreements provide PepsiCo with the ability to set prices of concentrates, as well as the terms of payment and other terms and conditions under which the Company purchases such concentrates. Concentrate purchases from PepsiCo included in cost of goods sold totaled $671.7 million, $641.9 million and $619.5 million for the fiscal years ended 2003, 2002 and 2001, respectively. In addition, the Company bottles water under the "Aquafina" trademark pursuant to an agreement with PepsiCo that provides for payment of a royalty fee to PepsiCo, which totaled $25.9 million, $22.8 million and $16.1 million for the fiscal years ended 2003, 2002 and 2001, respectively, and was included in cost of goods sold. The Company also purchases finished beverage products from PepsiCo and certain of its affiliates, including tea, concentrate and finished beverage products from a Pepsi/Lipton partnership, as well as finished beverage products from a PepsiCo/Starbucks partnership. Such purchases are reflected in cost of goods sold and totaled $90.8 million, $90.7 million and $75.2 million for the fiscal years ended 2003, 2002 and 2001, respectively.

A portion of the Company’s contractual cost of cans is subject to price fluctuations based on commodity price changes in aluminum. The Company uses derivative financial instruments to hedge the price risk associated with anticipated purchases of cans (see Note 12). PepsiCo acts as the Company’s agent for the execution of such derivative contracts.

Bottler Incentives and Other Support Arrangements. PepsiCo and PepsiAmericas share a business objective of increasing availability and consumption of Pepsi-Cola beverages. Accordingly, PepsiCo provides the Company with various forms of bottler incentives to promote their brands. The level of this support is negotiated regularly and can be increased or decreased at the discretion of PepsiCo. The bottler incentives cover a variety of initiatives, including direct marketplace, shared media and advertising support, to support volume and market share growth. Worldwide bottler incentives from PepsiCo totaled approximately $165.8 million, $154.2 million, and $138.0 million for the fiscal years ended 2003, 2002 and 2001. There are no conditions or requirements that could result in the repayment of any support payments received by the Company.

Under the 2003 marketing support program, and in conjunction with the prospective adoption of Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor” in the first quarter of 2003, bottler incentives that are directly attributable to incremental expenses incurred are reported as either an increase to net sales or a reduction to SD&A expenses, commensurate with the recognition of the related expense. Such bottler incentives include amounts received for direct support of advertising commitments and exclusivity agreements with various customers. All other bottler incentives are recognized as a reduction of cost of goods sold when the related products are sold based on the agreements with vendors. Such bottler incentives primarily include base level funding amounts which are fixed in amount based on the previous year’s volume and variable amounts that are reflective of the current year’s volume performance. Prior to the adoption of EITF Issue No. 02-16 and under previous marketing support programs, bottler incentives were primarily recognized as an increase to net sales or as a reduction in SD&A expenses based on the objectives of the programs and initiatives.

Based on information received from PepsiCo, PepsiCo provided indirect marketing support to our marketplace, which consisted primarily of media expenses. This indirect support is not reflected or included in the Company’s consolidated financial statements, as these amounts were paid by PepsiCo on behalf of the Company to a third party.

Manufacturing and National Account Services. The Company provides manufacturing services to PepsiCo in connection with the production of certain finished beverage products, and also provides certain manufacturing, delivery and equipment maintenance services to PepsiCo’s national account customers. Net amounts paid or payable by PepsiCo to the Company for these transactions were $18.6 million, $23.5 million, and $25.4 million for fiscal years 2003, 2002 and 2001, respectively.

Index

Other Transactions. PepsiCo provides procurement services to us pursuant to a shared services agreement. Under such agreement, PepsiCo negotiates with various suppliers the cost of certain raw materials by entering into raw material contracts on the Company’s behalf. In addition, PepsiCo collects and remits to the Company certain rebates from the various suppliers related to the Company’s procurement volume. The raw material contracts obligate the Company to purchase certain minimum volumes. In 2003 and 2002, the Company paid $2.4 million and $1.9 million, respectively, to PepsiCo for such services. In 2001, the Company paid approximately $3.0 million related to the procurement of raw materials, processing of accounts payable and credit and collection, certain payroll tax services and information technology maintenance to PepsiCo. The payments related to procurement were included in costs of goods sold and payments related to other services were recorded in SD&A expenses.

During fiscal year 2002, we paid $3.3 million to PepsiCo for the SoBe distribution rights, of which approximately $0.2 million of amortization expense is included in SD&A expenses for the fiscal years ended 2003 and 2002, respectively.

Beginning in September 2003, we purchased snack food products from Frito-Lay, Inc., a subsidiary of PepsiCo, for sale and distribution in Trinidad. Amounts paid or payable to PepsiCo and its affiliates for snack food products were $0.3 million in fiscal year 2003.

At the end of fiscal years 2003 and 2002, net amounts due from (to) PepsiCo related to the above transactions amounted to ($2.1) million and $27.7 million, respectively.

The Consolidated Statements of Income include the following income and (expense) transactions with PepsiCo (in millions):

	2003		2002		2001

Net sales:
Bottler incentives		$7.5		$84.8		$71.5
Manufacturing and national account services		18.6		23.5		25.4

		$26.1		$108.3		$96.9

Cost of goods sold:
Purchases of concentrate	$	(671.7)	$	(641.9)	$	(619.5)
Purchases of finished products		(90.8)		(90.7)		(75.2)
Bottler incentives		142.6		19.2		16.7
Aquafina royalty fee		(25.9)		(22.8)		(16.1)
Procurement services		(2.4)		(1.9)		(2.1)

	$	(648.2)	$	(738.1)	$	(696.2)

Selling, delivery and administrative expenses:
Bottler incentives		$15.7		$50.2		$49.8
Purchases of advertising materials		(1.8)		(2.6)		(4.3)
Other		(0.2)		(0.2)		(0.9)

		$13.7		$47.4		$44.6

Agreements and Relationships with Dakota Holdings, LLC and Mr. Pohlad

Under the terms of the PepsiAmericas Merger Agreement, Dakota Holdings, LLC, a Delaware limited liability company whose members at the time of the PepsiAmericas merger included PepsiCo and Pohlad Companies, was required to elect a contingent payment alternative in exchanging its shares of the former PepsiAmericas. Accordingly, in connection with the transaction, Dakota Holdings, LLC acquired the right to receive up to 6,669,747 shares of the Company's common stock if certain performance levels were met for the years 2000 through 2002. The Affiliated Transaction Committee of the Board, which oversaw the process of determining whether the contingent payments were earned under the PepsiAmericas Merger Agreement, has determined that no shares were issuable pursuant to this right.

Index

In connection with the PepsiAmericas merger, Dakota Holdings, LLC became the owner of 14,562,970 shares of the Company's common stock, including 377,128 shares purchasable pursuant to the exercise of a warrant. Mr. Pohlad is the President and the owner of one-third of the capital stock of Pohlad Companies. In November 2002, the members of Dakota Holdings, LLC entered into a redemption agreement pursuant to which the PepsiCo membership interests were redeemed in exchange for certain assets of Dakota Holdings, LLC. As a result, Dakota Holdings, LLC became the owner of 12,027,557 shares of the Company's common stock, including 311,470 shares purchasable pursuant to the exercise of a warrant.

Transactions with Pohlad Companies

In February 2002, the Company entered into an Aircraft Joint Ownership Agreement with Pohlad Companies. Pursuant to the Aircraft Joint Ownership Agreement the Company purchased a one-eighth interest in a Lear Jet aircraft owned by Pohlad Companies. The Company paid approximately $1.6 million related to the jet in fiscal year 2002, which included the Company’s capitalized portion of the purchase price ($1.5 million) and the related SD&A expenses associated with the jet ($0.1 million). SD&A expenses associated with the jet in 2003 were $0.1 million.

In addition, the Company paid Pohlad Companies, or its subsidiaries, for various services, which totaled approximately $0.1 million, $0.7 million and $0.3 million in 2003, 2002 and 2001, respectively.

Other Transactions

Transactions with Bottlers in Which PepsiCo Holds An Equity Interest. The Company sold finished beverage products to other bottlers, including The Pepsi Bottling Group, Inc., a bottler in which PepsiCo owns an equity interest. These sales occurred in instances where the proximity of the Company’s production facilities to the other bottlers’ markets or lack of manufacturing capability, as well as other economic considerations, made it more efficient or desirable for the other bottlers to buy finished product from the Company. Sales to other bottlers, including those in which PepsiCo owns an equity interest, were approximately $64.6 million, $71.6 million, and $79.0 million in fiscal year ended 2003, 2002, and 2001, respectively. Our purchases from such other bottlers in fiscal year ended 2003, 2002, and 2001 were not material.

20.	Other Comprehensive Income (Loss)

The components of accumulated comprehensive income (loss) are as follows (in millions):

Foreign Currently Translation	Net Unrealized Gains (Losses) in Investments	Net Unrealized Gains (Losses) on Derivatives	Minimum Pension Liability Adjustment	Other Comprehensive Income

As of fiscal year end 2000	$	(30.3)		$1.6	$–		$–	$	(28.7)
Other comprehensive income (loss)		5.2		(1.5)	(4.8)		(4.1)		(5.2)

As of fiscal year end 2001		(25.1)		0.1	(4.8)		(4.1)		(33.9)
Other comprehensive income (loss)		15.9		(5.0)	(0.1)		(23.8)		(13.0)

As of fiscal year end 2002		(9.2)		(4.9)	(4.9)		(27.9)		(46.9)
Other comprehensive income (loss)		8.8		2.5	7.3		(1.1)		17.5

As of fiscal year end 2003	$	(0.4)	$	(2.4)	$2.4	$	(29.0)	$	(29.4)

Unrealized gains (losses) on derivatives is shown net of reclassifications into net income of $0.1 million, $(4.9) million, and $(0.7) million in fiscal year 2003, 2002 and 2001, respectively. In fiscal year 2001, $1.0 million was recorded associated with the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138.

Unrealized gains (losses) in investments is shown net of income tax (expense) benefit of $(1.5) million, $2.8 million, and $0.8 million in fiscal year 2003, 2002 and 2001, respectively. Unrealized gains (losses) on derivatives is shown net of income tax (expense) benefit of $(4.4) million, $(0.2) million, and $3.1 million in fiscal year 2003, 2002 and 2001, respectively. The minimum pension liability adjustment is shown net of income tax (expense) benefit of $0.2 million, $(15.1) million, and $(2.6) million at the end of fiscal year 2003, 2002 and 2001, respectively.

Index

21.	Subsequent Events (unaudited)

In January 2004, the Company completed the acquisition of the Dr Pepper franchise rights for a 13-county area in northeast Arkansas. This transaction was completed jointly with Pepsi MidAmerica, which acquired the rights to separate Dr Pepper franchise territories in connection with this transaction. The rights were acquired from the Dr Pepper Bottling Company of Paragould, Inc., which owned the franchise rights since 1929. The Company’s portion of the purchase price was approximately $17.5 million.

In addition, in March 2004, the Company acquired 2,000 additional shares of Pepsi-Cola Bahamas for approximately $3.1 million, which increased its ownership interest from 30 percent to 70 percent in the Bahamas. As a result, the Company will consolidate the Bahamas beginning in the first quarter of 2004, as the investment was accounted for under the equity investment method prior to such transaction.

Index

22.	Selected Quarterly Financial Data
(unaudited and in millions, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year

2003:
Net sales	$682.1	$870.9	$865.0	$818.8	$3,236.8

Gross profit	$285.5	$360.3	$370.6	$343.8	$1,360.2

Net income	$4.9	$53.2	$62.5	$37.0	$157.6

Weighted average common shares:
Basic	143.8	142.8	142.9	142.9	143.1
Incremental effect of stock options and awards	0.3	0.4	1.0	1.5	1.0

Diluted	144.1	143.2	143.9	144.4	144.1

Income per share - basic:
Net income	$0.03	$0.37	$0.44	$0.26	$1.10

Income per share - diluted:
Net income	$0.03	$0.37	$0.43	$0.26	$1.09

2002:
Net sales	$730.4	$877.3	$874.3	$757.8	$3,239.8

Gross profit	$287.3	$353.0	$349.7	$282.4	$1,272.4

Income from continuing operations	$23.4	$54.8	$50.2	$7.3	$135.7
Loss from discontinued operations	–	(6.0)	–	–	(6.0)

Net income	$23.4	$48.8	$50.2	$7.3	$129.7

Weighted average common shares:
Basic	154.1	153.8	152.2	149.0	152.1
Incremental effect of stock options and awards	0.4	1.0	0.5	1.0	0.9

Diluted	154.5	154.8	152.7	150.0	153.0

Income (loss) per share - basic:
Continuing operations	$0.15	$0.36	$0.33	$0.05	$0.89
Discontinued operations	–	(0.04)	–	–	(0.04)

Net income	$0.15	$0.32	$0.33	$0.05	$0.85

Income (loss) per share - diluted:
Continuing operations	$0.15	$0.35	$0.33	$0.05	$0.89
Discontinued operations	–	(0.03)	–	–	(0.04)

Net income	$0.15	$0.32	$0.33	$0.05	$0.85

Index

PEPSIAMERICAS, INC. AND SUBSIDIARIES

EXHIBITS FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K FISCAL YEAR ENDED JANUARY 3, 2004

Index

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Restated Certificate of Incorporation (incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-64292) filed on June 29, 2001).
3.2	By-Laws, as amended and restated on February 16, 2001 (incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-64292) filed on June 29, 2001).

4.1	First Supplemental Indenture dated as of May 20, 1999, to the Indenture dated as of January 15, 1993, between Whitman Corporation and The First National Bank of Chicago, as Trustee, (incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-15019) filed on August 17, 1999).
4.2	Rights Agreement, dated as of May 20, 1999, between Whitman Corporation and First Chicago Trust Company of New York (incorporated by reference to the Company's Registration Statement on Form 8-A (File No. 001-15019) filed on May 25, 1999).
4.3	Amendment, as of August 18, 2000, to the Rights Agreement, dated as of May 20, 1999, between Whitman Corporation and First Chicago Trust Company of New York as Rights Agent (incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-46368) filed on September 22, 2000).
4.4	Appointment of Successor Rights Agent, dated as of September 9, 2002 (incorporated by reference to the Company's Annual Report on Form 10-K (file No. (001-15019) filed on March 28, 2003.
4.5	Indenture dated as of August 15, 2003 between the Company and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-108164) filed on August 22, 2003).

10.1	Revised Stock Incentive Plan, as Adopted May 20, 1999 (incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-15019) filed on August 17, 1999).
10.2	PepsiAmericas, Inc. Deferred Compensation Plan for Directors, as Adopted May 20, 1999 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-15019) filed on August 17, 1999).
10.3	PepsiAmericas, Inc. Executive Deferred Compensation Plan as Amended and Restated Effective January 1, 2003.
10.4	Stock Incentive Plan, as amended through February 19, 1993 (incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-15019) filed on August 17, 1999).
10.5	PepsiAmericas, Inc. Supplemental Pension Plan, as Amended and Restated Effective January 1, 2001.
10.6	2000 Stock Incentive Plan (incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-36994) filed on May 12, 2000).
10.7	Amendment No. 1 to 2000 Stock Incentive Plan.
10.8	PepsiAmericas, Inc. 1999 Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-46368) filed on December 21, 2000).
10.9	Pepsi-Cola Puerto Rico Bottling Company Qualified Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-46368) filed on December 21, 2000).
10.10	Pepsi-Cola Puerto Rico Bottling Company Non-Qualified Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-46368) filed on December 21, 2000).
10.11	Amended and Restated Shareholder Agreement, dated as of November 30, 2000, between Whitman Corporation and PepsiCo, Inc. (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed on December 1, 2000).
10.12	Shareholder Agreement, dated November 30, 2000, among Whitman Corporation, Pohlad Companies, Dakota Holdings, LLC and Robert Pohlad (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed on December 1, 2000).
10.13	Form of Master Bottling Agreement between PepsiCo, Inc. and PepsiAmericas, Inc. (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-15019) filed on March 25, 2002).
10.14	Form of Master Fountain Syrup Agreement between PepsiCo, Inc. and PepsiAmericas, Inc. (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-15019) filed on March 25, 2002).
10.15	U.S. $500,000,000 364-Day Credit Agreement, dated as of December 9, 2003, among PepsiAmericas, Inc. as Borrower, the Initial Lenders as Initial Lenders, Bank One, N.A. as Syndication Agent, Bank of America, N.A. and JPMorgan Chase Bank as Documentation Agents, Citigroup Global Markets Inc. and Banc One Securities LLC as Joint Lead Arrangers, and Citicorp USA, Inc. as Agent.

i

Index

EXHIBIT INDEX (continued)

Exhibit No.	Description of Exhibit

12	Statement of Calculation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Company.

23	Consent of KPMG LLP.

24	Powers of Attorney.

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ii