Form 10-Q
period 2004-05-03
PEPSIAMERICAS INC/IL/
filed 2004-05-11
CIK 1084230

 Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

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

As of April 30, 2004 the Registrant had 137,286,290 outstanding shares of common stock, par value $0.01 per share, the Registrant's only class of common stock.

Contents

PEPSIAMERICAS, INC. FORM 10-Q FIRST QUARTER 2004

Contents

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited and in millions, except per share data)

	First Quarter

	2004	2003

Net sales	$737.6	$682.1
Cost of goods sold	424.5	396.6

Gross profit	313.1	285.5
Selling, delivery and administrative expenses	262.8	252.5
Special charges, net	0.2	6.3

Operating income	50.1	26.7
Interest expense, net	(15.9)	(19.2)
Other expense, net	(1.4)	(2.3)

Income before income taxes	32.8	5.2
Income taxes	12.3	0.3

Net income	$20.5	$4.9

Weighted average common shares:
Basic	143.7	143.8
Incremental effect of stock options and awards	2.4	0.3

Diluted	146.1	144.1

Net income per share:
Basic	$0.14	$0.03
Diluted	0.14	0.03

Cash dividends per share	$0.075	$0.04

See accompanying notes to condensed consolidated financial statements.

Contents

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited and in millions, except per share data)

	End of First Quarter 2004	End of Fiscal Year 2003

ASSETS:
Current assets:
Cash and equivalents	$71.0	$69.0
Receivables	228.1	268.8
Inventories	190.5	169.8
Other current assets	77.9	52.6

Total current assets	567.5	560.2
Property (at cost)	2,122.2	2,115.6
Accumulated depreciation	(1,015.5)	(985.8)

Net property	1,106.7	1,129.8
Goodwill and intangible assets, net	1,785.2	1,766.6
Other assets	140.7	124.1

Total assets	$3,600.1	$3,580.7

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Short-term debt, including current maturities of long-term debt	$173.4	$199.9
Payables	211.9	204.1
Other current liabilities	167.0	195.5

Total current liabilities	552.3	599.5
Long-term debt	1,085.5	1,078.4
Deferred income taxes	116.1	112.7
Other liabilities	224.6	225.0

Total liabilities	1,978.5	2,015.6

Shareholder' equity:
Preferred stock ($0.01 par value, 12.5 million shares authorized no shares issues)	–	–
Common stock ($0.01 par value, 350 million shares authorized; 167.6 million shares issued - 2004 and 2003)	1,536.4	1,534.5
Retained income	449.3	439.8
Unearned stock-based compensation	(15.0)	(8.2)
Accumulated other comprehensive loss:
Cumulative translation adjustment	(6.4)	(0.4)
Net unrealized investment and hedging gains	9.8	–
Minimum pension liability	(31.2)	(29.0)

Accumulated other comprehensive loss	(27.8)	(29.4)
Treasury stock at cost (20.6 million shares - 2004 and 23.8 million shares - 2003)	(321.3)	(371.6)

Total shareholders' equity	1,621.6	1,565.1

Total liabilities and shareholders' equity	$3,600.1	$3,580.7

See accompanying notes to condensed consolidated financial statements.

Contents

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in millions)

	First Quarter

	2004	2003

CASH FLOW FROM OPERATING ACTIVITIES:
Income from continuing operations	$20.5	$4.9
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	44.0	44.1
Deferred income taxes	3.5	2.0
Special charges, net	0.2	6.3
Cash outlays related to special charges	(0.2)	(0.9)
Other	(1.9)	3.8
Changes in assets and liabilities, exclusive of acquisitions and divestitures:
Increase (decrease) in securitized receivables	25.0	(1.7)
Decrease in remaining receivables	16.8	35.2
Increase in inventories	(18.9)	(8.8)
Increase in payables	8.6	5.9
Net change in other assets and liabilities	(60.3)	(63.8)

Net cash provided by operating activities	37.3	27.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(19.8)	(36.0)
Acquisitions, net of cash required	(20.9)	–
Proceeds from sales of property	0.7	0.5

Net cash used in investing activities	(40.0)	(35.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) of short-term debt	(27.1)	183.3
Proceeds from issuance of long-term debt	–	146.3
Repayment of long-term debt	(0.9)	(289.5)
Treasury stock purchases	–	(56.0)
Issuance of common stock	43.9	0.3
Cash dividends	(11.0)	–

Net cash provided by (used in) financing activities	4.9	(15.6)

Net cash (used in) provided by discontinued operations	(0.8)	2.4
Effects of exchange rate changes on cash and equivalents	0.6	0.1

Change in cash and equivalents	2.0	(21.6)
Cash and equivalents at beginning of year	69.0	113.8

Cash and equivalents at end of first quarter	$71.0	$92.2

See accompanying notes to condensed consolidated financial statements.

Contents

PEPSIAMERICAS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Significant Accounting Policies

Quarterly reporting - The Condensed Consolidated Financial Statements included herein have been prepared by PepsiAmericas, Inc. (collectively referred to as “PepsiAmericas,” “we,” “our” and “us”) without audit. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that the disclosures made are adequate to make the information presented not misleading. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year 2003. In the opinion of management, the information furnished herein reflects all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of results for the interim periods presented.

Our fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31. Our 2003 fiscal year contained 53 weeks and ended January 3, 2004. Our first quarters of 2004 and 2003 were based on the thirteen weeks ended April 3, 2004 and March 29, 2003, respectively. Our business is highly seasonal; accordingly, the operating results of any individual quarter may not be indicative of a full year’s operating results.

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

Options to purchase the following shares were not included in the computation of diluted net income per share because the exercise price was greater than the average market price of the common shares during the related period:

	First Quarter

	2004	2003

Shares under options outstanding	4,176,256	11,423,525
Weighted-average exercise price per share	$21.42	$16.78

Reclassifications – Certain amounts in the prior period Condensed Consolidated Financial Statements have been reclassified to conform to the current year presentation.

Contents

Stock-based compensation – We use the intrinsic value method of accounting for our stock-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock-based employee compensation cost for options is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. We recognized compensation expense of $1.8 million and $1.3 million in the first quarter of 2004 and 2003, respectively, related to the grants of restricted stock awards, which is included in “Net income, as reported” in the table below. The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. The table (in millions, except per share data) is presented pursuant to amended disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”

	First Quarter

	2004	2003

Net income, as reported	$20.5	$4.9
Deduct: total stock–based employee compensation expense determined under fair value based method for all options, net of tax	(0.9)	(1.3)

Pro forma net income	$19.6	$3.6

Basic: As reported	$0.14	$0.03

Pro forma	$0.14	$0.03

Diluted: As reported	$0.14	$0.03

Pro forma	$0.13	$0.03

The Black-Scholes model and the assumptions presented in the following table were used to estimate the fair values of the options granted for the first quarter 2004 and 2003. The weighted-average estimated fair values at the dates of grant of options in the first quarter 2004 and 2003 were $4.66 and $3.28, respectively.

	2004	2003

Risk-free interest rate	3.1%	2.8%
Expected dividend yield	1.6%	0.3%
Expected volatility	27.0%	26.0%
Estimated lives of options (in years)	5.0	5.0

2.	Special Charges

In the first quarter of 2004, we recorded special charges of $0.2 million ($0.1 million after tax) in Central Europe. These special charges were primarily for severance costs and related benefits.

In the first quarter of 2003, we recorded special charges of $6.3 million ($3.9 million after tax). In the United States (“U.S.”), we recorded special charges of $5.8 million ($3.6 million after tax), which consisted mainly of severance-related costs associated with our announced reduction of our U.S. workforce. The Central Europe special charge of $0.5 million ($0.3 million after tax) related to continued changes in the marketing and distribution strategy in Poland, the Czech Republic and Republic of Slovakia.

Contents

The following table summarizes activity associated with the special charges (in millions):

	2004 Charge	2002 Charge	2001 Charge	Total

Accrued liabilities as of fiscal year end 2003 (employee-related, lease cancellation and other costs)	$–	$1.0	$0.2	$1.2
Central Europe special charges	0.2	–	–	0.2
Expenditures for employee-related and other costs	(0.2)	–	–	(0.2)

Accrued liabilities at the end of the first quarter of 2004	$–	$1.0	$0.2	$1.2

The 2004 special charge affected approximately 53 employees of which none remain as of the end of the first quarter of 2004. All of the special charges we recorded during 2003 were utilized by the end of fiscal year 2003 and thus are not reflected in the table above. The total accrued liabilities remaining as of the end of the first quarter of 2004 are comprised of deferred severance payments and certain employee benefits, lease cancellation costs and other costs. We expect to pay a significant portion of the special charge liability of $1.2 million using cash from operations during the next twelve months; accordingly, such amounts are classified as other current liabilities.

3.	Interest Expense, Net

Interest expense, net, is comprised of the following (in millions):

	First Quarter

	2004		2003

Interest expense	$	(16.0)	$	(26.1)
Interest income		0.1		6.9

Interest expense, net	$	(15.9)	$	(19.2)

In the first quarter of 2003, interest expense included $8.8 million related to the loss on the early extinguishment of debt.

Interest income in the first quarter of 2003 included $6.8 million related to the settlement of a tax matter involving our previously terminated Employee Stock Ownership Plan (“ESOP”). See the “Income Taxes” note for further discussion.

4.	Income Taxes

During the first quarter of 2004, our effective income tax rate was 37.5 percent. In the first quarter of 2003, we recorded a favorable settlement of a tax refund case for $12.8 million with the Internal Revenue Service that arose from the 1990 termination of our ESOP plan. The tax settlement consisted of approximately $6.8 million of interest income ($4.2 million after taxes) and a tax benefit of $6.0 million recorded in “Income taxes.” Subsequently, in the second quarter of 2003, we received a final settlement amount of $12.4 million, which reflected a reduction of interest income of $0.4 million to $6.4 million ($4.0 million after tax).

We also recorded additional tax accruals of $4.3 million for liabilities arising in the first quarter of 2003. Excluding this adjustment, as well as the ESOP settlement tax benefit, the effective income tax rate for the first quarter of 2003 was 38.5 percent.

Contents

5.	Comprehensive Income

Our comprehensive income was as follows (in millions):

	First Quarter

	2004	2003

Net income	$20.5	$4.9
Minimum pension liability adjustment	(2.2)	–
Foreign currency translation adjustment	(6.0)	(5.0)
Net unrealized investment and hedging gains	9.8	5.7

Comprehensive income	$22.1	$5.6

Net unrealized investment and hedging gains are presented net of tax expense of $5.9 million in the first quarter of 2004 and $2.9 million in the first quarter of 2003, respectively.

6.	Inventory

As of the end of the first quarter of 2004, our inventory was comprised of approximately 44 percent raw materials and supplies and 56 percent finished goods. This mix is relatively consistent with the mix of inventory at the end of fiscal year 2003.

7.	Intangible Assets and Goodwill

The changes in the carrying value of goodwill by geographic segment for the first quarter of 2004 were as follows (in millions):

	U.S.	Central Europe	Caribbean	Total

Balance at end of year 2003	$1,711.5	$32.2	$17.4	$1,761.1
Acquisitions	–	–	2.3	2.3
Cumulative translation adjustment	–	(1.3)	–	(1.3)

Balance at end of first quarter of 2004	$1,711.5	$30.9	$19.7	$1,762.1

	As of End of First Quarter 2004			As of End of Fiscal Year 2003

	Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets
Non-compete agreements	$1.1	$	(0.7)	$1.1	$	(0.7)
Franchise and distribution agreements	3.7		(0.8)	3.7		(0.8)

Total	$4.8	$	(1.5)	$4.8	$	(1.5)

Unamortized intangible assets:
Franchise and distribution agreements	$17.6			$–
Pension intangible asset	$2.2			$2.2

Total	$24.6			$7.0

Aggregate amortization expense:
For first quarter ended 2004 and 2003	$0.1			$0.1

Contents

We evaluate identified intangible assets with indefinite useful lives for impairment annually. Impairment is measured as the amount by which the carrying value of the intangible asset exceeds its estimated fair value.

8.	Acquisitions

In January 2004, we completed the acquisition of the Dr Pepper franchise rights for a 13-county area in northeast Arkansas and certain related assets from Dr Pepper Bottling Company of Paragould, Inc. We completed the transaction jointly with Pepsi MidAmerica, which acquired the rights to separate Dr Pepper franchise territories in connection with this transaction. We acquired the franchise rights and related assets for $17.7 million, of which $17.6 million was paid in cash in the first quarter of 2004 with an additional $0.1 million to be paid at a later date. The franchise rights and related assets, primarily vending machines, were recorded at their estimated fair values of approximately $17.6 million and $0.1 million, respectively. The franchise rights are deemed to have an indefinite useful life, as the franchise and related bottling agreements are granted in perpetuity.

In addition, in March 2004 we acquired 2,000 additional shares of Pepsi-Cola Bahamas for $3.3 million, which increased our ownership interest in the Bahamas from 30 percent to 70 percent. As a result, we have consolidated the Bahamas beginning in the first quarter of 2004, as the investment was previously accounted for under the equity investment method prior to this transaction. Our cost to acquire the Bahamas has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when additional information concerning asset and liability valuations is finalized. The preliminary allocation has resulted in acquired goodwill of approximately $2.3 million, which we assigned to the Caribbean geographic segment. The assets acquired and liabilities assumed consisted primarily of inventory, fixed assets, and long-term debt. The acquisition is not material to our consolidated results of operations; therefore, pro-forma financial information is not included in this note.

9.	Financial Instruments

We use derivative financial instruments to reduce our exposure to adverse fluctuations in commodity prices and interest rates. These financial instruments are “over-the-counter” instruments and were designated at their inception as hedges of underlying exposures. We do not use derivative financial instruments for speculative or trading purposes.

Cash Flow Hedges – We have hedged a portion of our anticipated aluminum can purchases through November 2004. As of the end of the first quarter of 2004 and fiscal year end 2003, we had deferred $5.1 million (net of $3.1 million in deferred income taxes) and $4.3 million (net of $2.5 million in deferred income taxes) of aluminum hedging gains, respectively, in “Accumulated other comprehensive loss.” We will reclassify a majority of the deferred aluminum hedging gains as of first quarter of 2004 into cost of goods sold during the next 12 months.

In anticipation of the long-term debt issuance in the first quarter of 2003, we entered into a treasury rate lock agreement with an aggregate notional amount of $150 million. We accounted for this treasury rate lock as a cash flow hedge, as the treasury rate lock hedged against the variability of interest payments on the forecasted issuance of fixed-rate debt attributable to changes in interest rates. We settled the treasury rate lock for $1.2 million concurrent with our debt issuance in the first quarter of 2003. At the end of the first quarter of 2004 and fiscal year 2003, we had deferred approximately $1.7 million (net of $1.0 million in deferred income taxes) and $1.9 million (net of $1.1 million in deferred income taxes) of losses, respectively, in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets, as the treasury rate locks were considered highly effective in eliminating the interest rate risk on the forecasted debt issuances. These amounts also include the deferred losses of the treasury rate lock settled in fiscal year 2002. Amounts included in other comprehensive loss are reclassified into earnings commensurate with the recognition of the interest expense on the newly issued debt.

Contents

In addition, in anticipation of the early extinguishment of $150 million of notes in the first quarter of 2003, we entered into a reverse treasury rate lock agreement. We accounted for the reverse treasury rate lock as a cash flow hedge, as the reverse treasury rate lock hedged against the variability of interest rates related to the forecasted extinguishment of debt. We settled and received payment for the reverse treasury rate lock in the first quarter of 2003 for $3.2 million. This amount was recognized in “Interest expense, net” in the Condensed Consolidated Statement of Income as a reduction in the loss on the early extinguishment of debt.

Fair Value Hedges – Periodically, we enter into interest rate swap contracts to convert a portion of our fixed rate debt to floating rate debt, with the objective of reducing overall borrowing costs. We account for these swaps as fair value hedges, since they hedge against the change in fair value of fixed rate debt resulting from fluctuations in interest rates. The fair value of the interest rate swaps as of the first quarter of 2004 and fiscal year 2003 was $20.3 million (net of $3.0 million interest receivable), and $15.3 million (net of $2.3 million interest receivable), respectively, which is reflected in “Other long-term assets” in the Condensed Consolidated Balance Sheets. We record a corresponding increase in “Long-term debt” representing the change in fair value of our fixed rate debt. The fair value adjustment had no earnings impact since the swaps are considered highly effective in eliminating the interest rate risk of the fixed rate debt they are hedging.

10.	Pension and Other Postretirement Benefit Plans

	First Quarter

	2004	2003

Service cost	$0.8	$0.8
Interest cost	2.3	2.2
Expected return on plan assets	(2.8)	(2.9)
Amortization of prior service cost	(0.2)	(0.1)
Amortization of net loss	0.5	0.3

Net periodic pension cost	$0.6	$0.3

We previously disclosed in our financial statements for fiscal year end 2003 that we expected to contribute approximately $6.0 million to our pension plans in 2004. As of the end of the first quarter of 2004, we had not made any contributions to the plans. We continue to evaluate the plans' funding requirements throughout the year and will fund to levels deemed necessary for each plan.

11.	Stock Options and Awards

In February 2004, we granted 470,375 restricted shares at a weighted-average fair value (at the date of grant) of $18.56 to key members of management under our Stock Incentive Plan (the “Plan”). We recognized compensation expense of $1.7 million and $1.3 million in the first quarter of 2004 and 2003, respectively, related to grants in 2004, 2003 and 2002. At the end of the first quarter 2004, there were 1,452,668 unvested restricted shares outstanding under the Plan.

In February 2004, we granted 25,368 restricted shares at a weighted-average fair value (at the date of grant) of $18.56 to members of the Board of Directors under the Plan. We recognized compensation expense of $0.1 million in the first quarter of 2004 related to this grant.

12.	Supplemental Cash Flow Information

Net cash provided by operating activities reflected cash payments and receipts for interest and income taxes as follows (in millions):

	First Quarter

	2004	2003

Interest paid, including debt extinguishment	$21.3	$46.8
Interest received	0.1	0.1
Income taxes paid, net of refunds	12.2	4.3

Contents

13.	Environmental and Other Commitments and Contingencies

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

We are a defendant in lawsuits that arise in the ordinary course of business, none of which is expected to have a material adverse effect on our financial condition, although amounts recorded in any given period could be material to the result of operations or cash flows for that period.

Discontinued Operations–Remediation. Under the agreement pursuant to which we sold our subsidiaries Abex Corporation and Pneumo Abex Corporation (collectively, “Pneumo Abex”) in 1988 and a subsequent settlement agreement entered into in September 1991, we have assumed indemnification obligations for certain environmental liabilities of Pneumo Abex, after any insurance recoveries. Pneumo Abex has been and is subject to a number of environmental cleanup proceedings, including proceedings under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 regarding release or disposal of wastes at on-site and off-site locations. In some proceedings, federal, state and local government agencies are involved and other major corporations have been named as potentially responsible parties. Pneumo Abex also is subject to private claims and lawsuits for remediation of properties owned by Pneumo Abex and its subsidiaries.

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

In the latter part of 2001, we investigated the use of insurance products to mitigate risks related to indemnification obligations under the 1988 agreement, as amended. The insurance carriers required that we employ an outside consultant to perform a comprehensive review of the former facilities operated or impacted by Pneumo Abex. Advances in retrospective risk evaluation and increased experience (and therefore available data) at our former facilities made this comprehensive review possible. The consultant’s review was completed in the fourth quarter of 2001. It provided a contingent indemnification liability for all known sites operated or impacted by Pneumo Abex and resulted in the $111.0 million charge, or $71.2 million net of tax, recorded in the fourth quarter of 2001

At the end of the first quarter of 2004, we had $120.4 million accrued to cover potential indemnification obligations, compared to $119.2 million recorded at the end of fiscal year 2003. Of the total amount accrued, $20.0 million was classified as current liabilities at the end of the first quarter of 2004 and at the end of fiscal year 2003. The amounts exclude possible insurance recoveries and are determined on an undiscounted cash flow basis. The estimated indemnification liabilities include expenses for the remediation of identified sites, payments to third parties for claims and expenses (including product liability and toxic tort claims), administrative expenses, and the expenses of on-going evaluations and litigation. We expect a significant portion of the accrued liabilities will be disbursed during the next 10 years.

Although we have certain indemnification obligations for environmental liabilities at a number of other sites, including Superfund sites, it is not anticipated that additional expense at any specific site would have a material effect on us. In the case of some of the sites, the volumetric contribution for which we have an obligation has in most cases been estimated and other large, financially viable parties are responsible for substantial portions of the remainder. In our opinion, based upon information currently available, the ultimate resolution of these claims and litigation, including potential environmental exposures, and considering amounts already accrued, should not have a material effect on our financial condition, although amounts recorded in a given period could be material to the results of operations or cash flows for that period.

Contents

Discontinued Operations–Insurance. During the second quarter of 2002, as part of a comprehensive program concerning environmental liabilities related to the former Whitman Corporation subsidiaries, we purchased new insurance coverage related to the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries. In addition, a trust, which was established in 2000 with the proceeds from an insurance settlement, purchased insurance coverage and funded coverage for remedial and other costs (“Finite Funding”) related to the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries. In conjunction with the purchase of the insurance policies, we recorded a charge to discontinued operations of $9.8 million, or $6.0 million after tax. This charge represented amounts we expended as well as a reduction of funds in the trust available to pay expenses related to sites for which we have indemnification obligations.

Essentially all of the assets of the trust were expended by the trust in connection with the purchase of the insurance coverage, the Finite Funding and related expenses. These actions were taken to fund remediation and related costs associated with the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries and to protect against additional future costs in excess of our self-insured retention. The amount of self-insured retention (the amount we must pay before the insurance carrier is obligated to begin payments) was $114.0 million of which $19.9 million has been eroded, leaving a remaining self-insured retention of $94.1 million at the end of the first quarter of 2004. The estimated range of aggregate exposure related only to the remediation costs of such environmental liabilities is approximately $50 million to $90 million. We had accrued $70.1 million at the end of the first quarter of 2004 for remediation costs, which is our best estimate of the contingent liabilities related to these environmental matters. The Finite Funding may be used to pay a portion of the $70.1 million and thus reduces our future cash obligations. The Finite Funding amounts recorded were $23.2 million and $24.2 million at the end of the first quarter of 2004 and fiscal year 2003, respectively, and are recorded in “Other assets,” net of $3.0 million, respectively, recorded in “Other current assets.”

In addition, we had recorded other receivables of $14.2 million at the end of the first quarter of 2004 and $10.6 million at the end of fiscal year 2003 for future probable amounts to be received from insurance companies and other responsible parties. Of this total, $1.6 million was included in “Other current assets” at the end of fiscal year 2003. No amounts were recorded in “Other current assets” at the end of the first quarter of 2004. The $14.2 million and the remaining $9.0 million were recorded in “Other assets” in the Condensed Consolidated Balance Sheets as of the end of the first quarter of 2004 and fiscal year 2003, respectively.

Discontinued Operations–Product Liability and Toxic Tort Claims. We also have certain indemnification obligations related to product liability and toxic tort claims, which emanate out of the 1988 agreement with Pneumo Abex. Other companies not owned by or associated with us also are responsible to Pneumo Abex for the financial burden of all asbestos product liability claims filed against Pneumo Abex after a certain date in 1998, except for certain claims indemnified by us. The sites and product liability and toxic tort claims included in the aggregate accrued liabilities we have recorded are described more fully in our Annual Report on Form 10-K for the fiscal year 2003. No significant changes in the status of those sites or claims occurred and we were not notified of any significant new sites or claims during the first quarter of 2004.

14.	Segment Reporting

We operate in three geographic areas – the U.S., Central Europe and the Caribbean. We operate in 18 states in the U.S., and, outside the U.S., we operate in Poland, Hungary, the Czech Republic, Republic of Slovakia, Puerto Rico, Jamaica, Barbados, the Bahamas and Trinidad and Tobago.

Contents

The following tables present net sales and operating income (loss) of our geographic segments for the first quarter of 2004 and 2003 (in millions):

	First Quarter

	Net sales		Operating income

	2004	2003	2004	2003

U.S.	$636.3	$590.1	$59.2	$40.1
Central Europe	60.4	52.9	(7.1)	(11.1)
Caribbean	40.9	39.1	(2.0)	(2.3)

Total	$737.6	$682.1	$50.1	$26.7

There were no material changes in total assets by geographic segment since the end of fiscal year 2003.

15.	Related Party Transactions

We are a licensed producer and distributor of Pepsi carbonated and non-carbonated soft drinks and other non-alcoholic beverages in the U.S., Central Europe and the Caribbean. We operate under exclusive franchise agreements with soft drink concentrate producers, including “master” bottling and fountain syrup agreements with PepsiCo, Inc. (“PepsiCo”) for the manufacture, packaging, sale and distribution of PepsiCo branded products. The franchise agreements exist in perpetuity and contain operating and marketing commitments and conditions for termination. As of the end of the first quarter of 2004, PepsiCo held a 39.0 percent equity interest in our business.

We purchase concentrate from PepsiCo to be used in the production of Pepsi carbonated soft drinks and other non-alcoholic beverages. PepsiCo also provides us with various forms of bottler incentives to promote Pepsi’s brands. These bottler incentives cover a variety of initiatives, including direct marketplace, shared media and advertising support, to support volume and market share growth. There are no conditions or requirements which could result in the repayment of any support payments we have received.

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

PepsiCo provides various procurement services under a shared services agreement. Under such agreement, PepsiCo negotiates with various suppliers the cost of certain raw materials by entering into raw material contracts on our behalf. PepsiCo also collects and remits to us certain rebates from the various suppliers related to our procurement volume. In addition, PepsiCo acts as our agent for the execution of derivative contracts associated with certain anticipated raw material purchases.

Although we did not enter into any new agreements in the first quarter of 2004, we have from time to time entered into various transactions with Pohlad Companies and its subsidiaries. Robert C. Pohlad, our Chairman and Chief Executive Officer, is the President and owner of approximately 33 percent of the capital stock of Pohlad Companies

See additional discussion of our related party transactions in our Annual Report on Form 10-K for the fiscal year 2003.

16.	Subsequent Event

On April 30, 2004, we repurchased 10 million shares, or approximately 6.8 percent, of our common stock at a total cost of approximately $200 million. The shares were purchased from an investment bank under an accelerated share repurchase program at $20.03 per share. The accelerated share repurchase program permitted us to repurchase the shares immediately, while the investment bank will purchase shares in the market over time. The completion of the program will be based on the average daily trading volume of our shares, and we expect it to be finished within six to nine months. At the end of the program, we may receive or be required to pay a price adjustment based on the actual costs of the investment bank's share purchases.

Contents

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CRITICAL ACCOUNTING POLICIES

The preparation of the Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to use estimates. These estimates are made using management’s best judgment and the information available at the time these estimates are made, including the advice of outside experts. For a better understanding of our significant accounting policies used in preparation of the Condensed Consolidated Financial Statements, please refer to our Annual Report on Form 10-K for the fiscal year 2003. We focus your attention on the following critical accounting policies:

Goodwill Impairment. Goodwill is tested for impairment at least annually, using a two-step approach at the reporting unit level: U.S., Central Europe and the Caribbean. First, we estimate the fair value of the reporting units primarily using discounted estimated future cash flows. If the carrying value exceeds the fair value of the reporting unit, the second step of the goodwill impairment test is performed to measure the amount of the potential loss. Goodwill impairment is measured by comparing the “implied fair value” of goodwill with its carrying amount. The impairment evaluation requires the use of considerable management judgment to determine the fair value of the reporting units using discounted future cash flows, including estimates and assumptions regarding the amount and timing of cash flows, cost of capital and growth rates.

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

Income Taxes. Our effective income tax rate is based on income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. The tax bases of our assets and liabilities reflect management’s best estimate of the outcome of future tax audits. We have established valuation allowances against substantially all of the non–U.S. net operating losses to reflect the uncertainty of our ability to fully utilize these benefits given the limited carryforward periods permitted by the various jurisdictions. The evaluation of the realizability of our net operating losses requires the use of considerable management judgment to estimate the future taxable income for the various jurisdictions, for which the ultimate amounts and timing of such estimates may differ. The valuation allowance can also be impacted by changes in the tax regulations.

Significant judgment is required in determining our contingent tax liabilities. We have established contingent tax liabilities using management’s best judgment and adjust these liabilities as warranted by changing facts and circumstances. A change in our tax liabilities in any given period could have a significant impact on our results of operations and cash flows for that period.

Casualty Insurance Costs. Due to the nature of our business, we require insurance coverage for certain casualty risks. We are self-insured for workers’ compensation, product and general liability up to $1 million per occurrence and automobile liability up to $2 million per occurrence. The casualty insurance costs for our self-insurance program represent the ultimate net cost of all reported and estimated unreported losses incurred during the fiscal year. We do not discount insurance liabilities.

Contents

Our liability for casualty costs is estimated using individual case-based valuations and statistical analyses and is based upon historical experience, actuarial assumptions and professional judgment. These estimates are subject to the effects of trends in loss severity and frequency and are based on the best data available to us. These estimates, however, are also subject to a significant degree of inherent variability, including the relatively recent increases in medical costs. We evaluate these estimates with our actuarial advisors on an annual basis and we believe that they are appropriate and within acceptable industry ranges, although an increase or decrease in the estimates or economic events outside our control could have a material impact on our results of operations and cash flows. Accordingly, the ultimate settlement of these costs may vary significantly from the estimates included in our Condensed Consolidated Financial Statements.

Contents

RESULTS OF OPERATIONS 2004 FIRST QUARTER COMPARED WITH 2003 FIRST QUARTER

In the discussions of our results of operations below, the number of cases sold is referred to as volume. Net pricing is net sales divided by the number of cases and gallons sold for our core businesses, which include bottles and cans (including bottle and can volume from vending equipment) as well as our food service gallons. Changes in net pricing include the impact of sales price (or rate) changes, as well as the impact of brand, package and geographic mix. Net pricing and reported volume amounts exclude contract, commissary, private label, concentrate, and vending (other than bottles and cans) revenue and volume. Contract sales represent sales of manufactured product to other franchise bottlers and typically decline as excess manufacturing capacity is utilized. Cost of goods sold per unit is the cost of goods sold for our core businesses divided by the related number of cases and gallons sold.

Our business is highly seasonal; accordingly, the operating results of any individual quarter may not be indicative of a full year’s operating results.

Volume

Sales volume growth (declines) for the first quarter of 2004 and 2003 were as follows:

	2004		2003

U.S.	2.3%		(7.4%	)
Central Europe	11.6%		(21.3%	)
Caribbean	(4.3%	)	3.5%

Worldwide	3.1%		(9.0%	)

First quarter 2004 worldwide volume increased 3.1 percent compared to the prior year first quarter. The growth in worldwide volume was attributed to volume growth in the U.S. and Central Europe of 2.3 percent and 11.6 percent, respectively. This volume growth was offset by a volume decline of 4.3 percent in the Caribbean. We anticipate worldwide volume growth of approximately one percent in fiscal year 2004.

The increase in U.S. volume of 2.3 percent in the first quarter of 2004 reflected growth in our core trademarks and double-digit growth in our non-carbonated beverages category. Trademark Pepsi grew in the low single digits, while Trademark Mountain Dew grew in the mid single digits. Growth in our diet category, driven primarily by high single-digit growth in Diet Pepsi and double–digit growth in Diet Mountain Dew, drove this growth in our core trademarks. Non-carbonated beverage growth was driven by double-digit growth in Aquafina volume and also benefited from the introduction of Tropicana juice drinks in February 2004. The single-serve category also grew at a double-digit rate during the first quarter of 2004. Single-serve is expected to contribute to volume growth for the balance of the year through continued emphasis on marketing and the introduction of a new 14-ounce single-serve package. In addition, we expect new product introductions such as PepsiEdge, a new Mountain Dew line extension in early fall, and the reintroduction of Mountain Dew LiveWire, to contribute to anticipated volume growth for the balance of the year.

Total volume in Central Europe increased 11.6 percent in the first quarter of 2004. This growth was driven primarily from successful promotion efforts, which included a program that provided a free bottle of water when purchasing a two-liter carbonated soft drink.

Volumes in the Caribbean decreased 4.3 percent compared to the same period last year, primarily reflecting volume declines in Jamaica and Puerto Rico as we lapped strong prior year performance in Puerto Rico and increased pricing in Jamaica to mitigate the impact of the devaluation of the Jamaican dollar. In the Caribbean, the diet category outperformed the prior year first quarter, while overall Trademark Pepsi volume decreased in the mid single digits compared to the prior year first quarter. Trademark Pepsi accounts for almost 60 percent of our business in the Caribbean, while the remainder of our business is mainly comprised of flavored carbonated soft drinks and Trademark Seven Up.

Contents

Net Sales

Net sales and net pricing statistics for the first quarter of 2004 and 2003 were as follows (dollar amounts in millions):

Net Sales	2004	2003		Change

U.S.	$636.3	$590.1		7.8%
Central Europe	60.4	52.9		14.2%
Caribbean	40.9	39.1		4.6%

Worldwide	$737.6	$682.1		8.1%

Net Pricing Growth (Decline)	2004	2003

U.S.	5.0%	3.5%
Central Europe	4.8%	23.1%
Caribbean	6.9%	(2.4%	)

Worldwide	4.6%	5.6%

Net sales increased $55.5 million, or 8.1 percent, to $737.6 million in the first quarter of 2004 compared to $682.1 million the first quarter of 2003. The increase was driven primarily by increased worldwide net pricing of 4.6 percent and volume growth in the U.S. and Central Europe, offset by volume declines in the Caribbean. We anticipate that worldwide net pricing will grow three to four percent in fiscal year 2004 compared to fiscal year 2003.

Net sales in the U.S. for the first quarter of 2004 increased $46.2 million, or 7.8 percent, to $636.3 million from $590.1 million in the prior year first quarter. The increase was primarily the result of a 5.0 percent increase in net pricing along with a 2.3 percent increase in volume. The improvement in net pricing was driven by price increases of 3.2 percent and a package mix contribution of 1.8 percent. A favorable change in our can mix, including the introduction of the eight-ounce can late in fiscal year 2003 and the success of the new Fridge-Mate 12-ounce can package, which utilizes a two-by-six configuration, have driven this growth.

Net sales in Central Europe for the first quarter of 2004 increased $7.5 million or 14.2 percent to $60.4 million from $52.9 million in the prior year first quarter. This increase resulted from an increase in net pricing of 4.8 percent and a volume increase of 11.6 percent driven by the successful water promotion launched in the first quarter of 2004 as well as the lapping of the declining volume experienced in first quarter of 2003. The favorable foreign exchange rates also contributed approximately $4.4 million to Central Europe’s net sales in the first quarter of 2004.

Net sales in the Caribbean increased 4.6 percent in the first quarter of 2004 to $40.9 million from $39.1 million in the prior year first quarter. The increase in net sales resulted primarily from an increase in net pricing offset by volume declines of 4.3 percent and the unfavorable impact of foreign currency.

Cost of Goods Sold

Cost of goods sold for the first quarter of 2004 and 2003 was as follows (dollar amounts in millions):

	2004	2003	Change

U.S.	$359.3	$335.6	7.1%
Central Europe	34.4	30.9	11.3%
Caribbean	30.8	30.1	2.3%

Worldwide	$424.5	$396.6	7.0%

Contents

Cost of goods sold increased $27.9 million, or 7.0 percent, to $424.5 million in the first quarter of 2004 from $396.6 million in the prior year first quarter. This increase was driven primarily by higher volume and higher aluminum costs. Overall, we expect that cost of goods per unit will grow three to four percent during fiscal year 2004 as compared to the prior fiscal year

In the U.S., cost of goods sold increased $23.7 million, or 7.1 percent, to $359.3 million in the first quarter of 2004 from $335.6 million in the prior year first quarter driven primarily by increased volumes of 2.3 percent and a higher cost of goods sold per unit. Cost of goods sold per unit increased 4.8 percent in the U.S., primarily driven by price increases in aluminum and higher packaging costs related to product mix. In addition, concentrate costs, which represent approximately 40 percent of total product costs in the U.S., will continue to be higher, as PepsiCo concentrate prices increased by approximately 0.8 percent on average beginning in February 2004.

In Central Europe, cost of goods sold increased $3.5 million, or 11.3 percent, to $34.4 million in the first quarter of 2004, compared to $30.9 million in the prior year first quarter. Cost of goods sold increased mainly due to increased volumes of 11.6 percent, the unfavorable impact of foreign exchange of $2.6 million, and slightly higher raw materials costs. Cost of goods sold per unit in Central Europe is expected to increase due to higher sugar prices expected as a result of the European Union (“EU”) accession of Poland, Hungary, the Czech Republic and Republic of Slovakia in May 2004. Upon entry into the EU, price supports for sugar will be removed and our costs are expected to increase by approximately $6 million to $8 million for the period May 1, 2004 through December 31, 2004.

In the Caribbean, cost of goods sold increased $0.7 million, or 2.3 percent, to $30.8 million in the first quarter of 2004, compared to $30.1 million in the first quarter of 2003, driven by a higher cost of goods sold per unit, as volume decreased 4.3 percent. Cost of goods sold per unit increased mainly due to higher raw material costs, offset by the favorable impact of foreign currency rates in Jamaica.

Selling, Delivery and Administrative Expenses

Selling, delivery and administrative expenses for the first quarter of 2004 and 2003 were as follows (dollar amounts in millions):

	2004	2003	Change

U.S.	$217.8	$208.6	4.4%
Central Europe	32.9	32.6	0.9%
Caribbean	12.1	11.3	7.1%

Worldwide	$262.8	$252.5	4.1%

In the first quarter of 2004, selling, delivery and administrative (“SD&A”) expenses increased $10.3 million, or 4.1 percent, to $262.8 million from $252.5 million in the comparable period of the previous year. As a percentage of net sales, SD&A expenses decreased to 35.6 percent in the first quarter of 2004, compared to 37.0 percent in the prior year first quarter. The decline in SD&A expenses as a percentage of net sales was primarily attributed to lower operating costs achieved in the U.S. and Central Europe due to cost reduction programs implemented during fiscal year 2003. We expect increases of four to five percent in SD&A expenses for fiscal year 2004, compared to fiscal year 2003, due to the lapping of cost reductions initiated at the end of the first quarter of 2003 as well as additional expenses for our new centralized Tel-Sell call center, a telephone sales center that services our small format accounts in our pre-sell environment.

In the U.S., SD&A expenses increased $9.2 million to $217.8 million in the first quarter of 2004, compared to $208.6 million in the prior year first quarter. SD&A expenses as a percentage of net sales improved to 34.2 percent compared to 35.3 percent in the prior year first quarter, mainly as a result of the realization of our cost containment initiatives, offset by increases in insurance costs.

In Central Europe, SD&A expenses increased $0.3 million, or 0.9 percent, to $32.9 million from $32.6 million in the prior year first quarter. Excluding the unfavorable impact of foreign exchange of $1.7 million, SD&A costs decreased by $1.4 million or 4.3 percent, due to our successful cost management driven by our migration to an alternative sales and distribution strategy in the rural areas of Central Europe. With the benefit of centralization from the membership in the EU starting in May 2004, we will implement an additional cost reduction program in the second quarter of 2004.

Contents

In the Caribbean, SD&A expenses increased $0.8 million, or 7.1 percent, to $12.1 million from $11.3 million in the prior year first quarter due mainly to higher warehousing costs.

Special Charges

In the first quarter of 2004, we recorded special charges of $0.2 million ($0.1 million after tax) in Central Europe primarily for severance costs and other related benefits. This compares to special charges of $6.3 million ($3.9 million after tax) in the first quarter of 2003, which represented special charges of $5.8 million in the U.S. and $0.5 million in Central Europe. The U.S. special charge of $5.8 million ($3.6 million after tax) consisted mainly of severance-related costs associated with our announced reduction in our U.S. workforce. The Central Europe special charge of $0.5 million ($0.3 million after tax) related to the continuing changes in the marketing and distribution strategy in Poland, the Czech Republic and Republic of Slovakia.

Operating Income

Operating income for the first quarter of 2004 and 2003 was as follows (dollar amounts in millions):

	2004	2003	Change

U.S.	$59.2	$40.1	47.6%
Central Europe	(7.1)	(11.1)	36.0%
Caribbean	(2.0)	(2.3)	13.0%

Worldwide	$50.1	$26.7	87.6%

Operating income increased $23.4 million, or 87.6 percent, to $50.1 million in the first quarter of 2004, compared to $26.7 million in the prior year first quarter, driven by a $19.1 million increase in operating income in the U.S. and the reduction of international operating losses by $4.3 million. The increase in operating income in the U.S. was primarily attributed to higher gross margins due to improved net pricing compared to the prior year, and volume growth, offset, in part, by an increase in operating costs.

Operating losses in Central Europe improved $4.0 million to $7.1 million in the first quarter of 2004, compared to a loss of $11.1 million in the prior year first quarter, due mainly to volume growth and lower SD&A costs, excluding the unfavorable impact of our foreign currency rates. The impact of foreign currency rates contributed approximately $0.1 million of the $4.0 million overall operating improvement in Central Europe. Operational performance in the Caribbean improved, as operating losses in the Caribbean of $2.0 million in the first quarter of 2004 were $0.3 million lower than the operating losses of $2.3 million in the prior year.

Interest and Other Expenses

Net interest expense decreased $3.3 million in the first quarter of 2004 to $15.9 million, compared to $19.2 million in the first quarter of 2003, due in part to the refinancing of a portion of our fixed-rate debt in the first quarter of 2003 and lower average balances in our securitization and commercial paper programs in the first quarter of 2004 as compared to the same period in the prior year. The 2003 amount includes the loss on the early extinguishment of debt in the first quarter of 2003 of $8.8 million, offset in part, by a $6.8 million increase in interest income due to the favorable resolution of a tax refund case related to the ESOP. See the “Income Taxes” note to the Condensed Consolidated Financial Statements for further discussion.

We recorded other expense, net, of $1.4 million in the first quarter of 2004 compared to other expense, net, of $2.3 million reported in the first quarter of 2003 due primarily to gains recorded on foreign currency transactions of $0.4 million in the first quarter of 2004 compared to losses of $0.5 million in the first quarter of 2003.

Contents

Income Taxes

The effective income tax rate, which is income tax expense expressed as a percentage of income before income taxes, was 37.5 percent for the first quarter of 2004, compared to 5.8 percent in the first quarter of 2003. Excluding the additional tax accruals recorded of $4.3 million, as well as the tax benefit recorded of $6.0 million related to the favorable ESOP settlement, the effective tax rate for the first quarter of 2003 was 38.5 percent. See the “Income Taxes” note to the Condensed Consolidated Financial Statements for further discussion of the significant items recorded in “Income taxes.”

Net Income

Net income increased $15.6 million to $20.5 million in the first quarter of 2004, compared to $4.9 million in the first quarter of 2003. The increase can be attributed mainly to improved worldwide net pricing, worldwide volume growth and continued emphasis on cost savings. Other operational factors impacting net income were previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Net cash provided by operating activities increased by $10.3 million to $37.3 million in the first quarter of 2004, compared to $27.0 million in the first quarter of 2003. This increase can mainly be attributed to our $15.6 million improvement in operating performance to $20.5 million and an increase in our accounts receivable securitization program of $26.7 million, offset by a lower benefit from changes in primary working capital due to increases in receivables and inventory. Primary working capital is comprised of inventory, accounts payable and accounts receivable, excluding securitized receivables. The increases in accounts receivable and inventory related primarily to timing issues. Receivables were higher due to strong sales in the quarter, and inventory increased due to the timing of the Easter holiday and planned inventory builds. The changes in primary working capital are expected to reverse in the second quarter, and benefit our cash flow from operating activities.

Investing Activities. Investing activities in the first quarter of 2004 included capital investments of $19.8 million, compared to $36.0 million in the first quarter of 2003. The decline in capital expenditures was primarily due to timing, as we expect our capital spending to be in the range of $150 million to $170 million for the full year 2004, compared to capital investments of $158.3 million for the full year 2003.

In January 2004, we completed the acquisition of the Dr Pepper franchise rights for a 13-county area in northeast Arkansas and certain related assets from Dr Pepper Bottling Company of Paragould, Inc. We acquired the franchise rights and related assets for $17.7 million, of which $17.6 million was paid in cash in the first quarter of 2004.

In addition, in March 2004, we acquired 2,000 additional shares of Pepsi-Cola Bahamas for $3.3 million, which increased our ownership interest in the Bahamas from 30 percent to 70 percent. As a result, we have consolidated the Bahamas beginning in the first quarter of 2004. The investment was previously accounted for under the equity investment method prior to this transaction.

Financing Activities. Our total debt decreased $19.4 million to $1,258.9 million at the end of the first quarter of 2004, from $1,278.3 million at the end of fiscal year 2003. In the first quarter of 2004, we assumed $3.4 million of debt associated with the Pepsi-Cola Bahamas transaction. We made total debt payments of $28.0 million in the first quarter of 2004. In the first quarter of 2003, we issued $150 million of notes due in March 2013 with a coupon rate of 4.5 percent. Net proceeds from these notes were $146.3 million, which reflected the reduction for discount and issuance costs totaling $2.6 million, as well as a treasury rate lock settlement payment of $1.1 million. The proceeds were used to redeem $150 million of notes that were issued in March 2001. In February 2003, the investors of the $150 million of notes issued in March 2001 notified us that they wanted to exercise their option to purchase and remarket the notes pursuant to the remarketing agreement, unless we elected to redeem the notes. In March 2003, we redeemed the notes pursuant to the agreement. We paid approximately $164.5 million for the fair value of the debt to be extinguished, net of the reverse treasury rate lock settlement of $3.2 million. In addition, we repaid $125 million 7.25 percent notes that came due during the first quarter of 2003.

Contents

We have a revolving credit agreement with maximum borrowings of $500 million, which acts as a back-up as required by our credit rating agencies for our commercial paper program. Accordingly, we have a total of $500 million available under the commercial paper program and revolving credit facility combined. There were no commercial paper borrowings at the end of the first quarter of 2004 compared to $181.0 million at the end of the first quarter of 2003.

During the first quarter of 2004, we did not repurchase any shares of our common stock. In the same period in the prior year, we repurchased approximately 4.3 million shares of our common stock for $56.0 million. In April 2004, we executed an accelerated stock repurchase program in which we purchased 10 million shares of our common stock for approximately $200 million. See the “Subsequent Event” note in the Condensed Consolidated Financial Statements for further discussion. The issuance of common stock, including treasury shares, for the exercise of stock options resulted in cash inflows of $43.9 million in the first quarter of 2004, compared to $0.3 million in the first quarter of 2003.

On February 17, 2004, we announced that our Board of Directors declared a quarterly dividend of $0.075 per share on PepsiAmericas common stock for the first quarter of 2004. The dividend was payable April 1, 2004 to shareholders of record on March 12, 2004. We paid cash dividends of $11.0 million in the first quarter 2004 based on this quarterly cash dividend rate. On April 28, 2004, we announced that our Board of Directors declared quarterly dividends of $0.075 per share on PepsiAmericas common stock for the remainder of fiscal year 2004 for an annual dividend of $0.30 per share. The remaining quarterly dividends will be paid on July 1, 2004, October 1, 2004, and January 3, 2005 to shareholders of record on June 15, 2004, September 15, 2004 and December 15, 2004, respectively. In the first quarter of 2003, we declared cash dividends of $5.8 million based on a dividend rate of $0.04 a share. This amount was paid in the second quarter of 2003 and is reflected in “Payables” on the Condensed Consolidated Balance Sheet.

See the Annual Report on Form 10-K for fiscal year 2003 for a summary of our contractual obligations as of the end of fiscal year 2003. There were no significant changes to such contractual obligations in the first quarter of 2004 except as discussed in the “Subsequent Event” note in the Condensed Consolidated Financial Statements. We believe that our operating cash flows are sufficient to fund our existing operations for the foreseeable future. In addition, we believe that with our operating cash flows, available lines of credit, and the potential for additional debt and equity offerings, we will have sufficient resources to fund our future growth and expansion. There are a number of options available to us and we continue to examine the optimal uses of our cash, including repurchasing our stock and reinvesting in the business or acquisitions, assuming a high economic return.

Discontinued operations. We continue to be subject to certain indemnification obligations, net of insurance, under agreements related to previously sold subsidiaries, including indemnification expenses for potential environmental and tort liabilities of these prior subsidiaries. There is significant uncertainty in assessing our potential expenses for complying with our indemnification obligations, as the determination of such amounts is subject to various factors, including possible insurance recoveries and the allocation of liabilities among other potentially responsible and financially viable parties. Accordingly, the ultimate settlement and timing of cash requirements related to such indemnification obligations may vary significantly from the estimates included in our financial statements. At the end of the first quarter of 2004, we had recorded $120.4 million in liabilities for future remediation and other related costs arising out of our indemnification obligations. This amount excludes possible insurance recoveries and is determined on an undiscounted cash flow basis. In addition, we have funded coverage pursuant to an insurance policy purchased in fiscal year 2002 (see the “Environmental and Other Commitments and Contingencies” note to the Condensed Consolidated Financial Statements), which reduces the cash required to be paid by us for certain environmental sites pursuant to our indemnification obligations. The Finite Funding amount recorded was $23.2 million at the end of the first quarter of 2004, of which $3.0 million is expected to be recovered in 2004 based on our expenditures, and is thus, included as a current asset.

During the first quarters of 2004 and 2003, we paid approximately $0.8 million and received approximately $2.4 million, respectively, related to such indemnification obligations, net of insurance settlements of $3.1 million and $5.5 million, respectively, as well as the benefit of taxes. We expect to spend approximately $15 million to $25 million in fiscal year 2004 for remediation and other related costs, excluding possible insurance recoveries (see the “Environmental and Other Commitments and Contingencies” note to the Condensed Consolidated Financial Statements for further discussion of discontinued operations and related environmental liabilities).

Contents

RELATED PARTY TRANSACTIONS

We are a licensed producer and distributor of Pepsi carbonated and non-carbonated soft drinks and other non-alcoholic beverages in the U.S., Central Europe and the Caribbean. We operate under exclusive franchise agreements with soft drink concentrate producers, including “master” bottling and fountain syrup agreements with PepsiCo for the manufacture, packaging, sale and distribution of PepsiCo branded products. The franchise agreements exist in perpetuity and contain operating and marketing commitments and conditions for termination. As of the end of the first quarter of 2004, PepsiCo held a 39.0 percent equity interest in our business.

We purchase concentrate from PepsiCo to be used in the production of Pepsi carbonated soft drinks and other non-alcoholic beverages. PepsiCo also provides us with various forms of bottler incentives to promote Pepsi’s brands. These bottler incentives cover a variety of initiatives, including direct marketplace, shared media and advertising support, to support volume and market share growth. There are no conditions or requirements which could result in the repayment of any support payments we have received.

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

PepsiCo provides various procurement services under a shared services agreement. Under such agreement, PepsiCo negotiates with various suppliers the cost of certain raw materials by entering into raw material contracts on our behalf. PepsiCo also collects and remits to us certain rebates from the various suppliers related to our procurement volume. In addition, PepsiCo acts as our agent for the execution of derivative contracts associated with certain anticipated raw material purchases.

Although we did not enter into any new agreements in the first quarter of 2004, we have from time to time entered into various transactions with Pohlad Companies and its subsidiaries. Robert C. Pohlad, our Chairman and Chief Executive Officer, is the President and owner of approximately 33 percent of the capital stock of Pohlad Companies

See additional discussion of our related party transactions in our Annual Report on Form 10-K for the fiscal year 2003.

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

Commodity Prices

The risk from commodity price changes relates to our ability to recover higher product costs through price increases to customers, which may be limited due to the competitive pricing environment that exists in the soft drink business. We use derivative financial instruments to hedge price fluctuations for a portion of our aluminum requirements over a specified period of time. Because of the high correlation between commodity prices and our contractual cost of these products, we consider these hedges to be highly effective. As of the end of the first quarter of 2004, we hedged a portion of our anticipated aluminum can purchases through November 2004.

Interest Rates

In the first quarter of 2004, the risk from changes in interest rates was not material to our operations because a significant portion of our debt issues represented fixed rate obligations. Our floating rate exposure relates to changes in the six-month LIBOR rate and the overnight Federal Funds rate. Assuming consistent levels of floating rate debt with those held at the end of the first quarter of 2003, a 50 basis point (0.5 percent) change in each of these rates would not have had a significant impact on our first quarter of 2004 interest expense. We have entered into interest rate swaps to convert a portion of our fixed rate debt to floating rate debt. We had cash equivalents throughout the first quarter of 2004, principally invested in money market funds and commercial paper, which were most closely tied to overnight Federal Funds rates. Assuming a change of 50 basis points in the rate of interest associated with our cash equivalents at the end of the first quarter of 2004, interest income for the first quarter of 2004 would not have changed by a significant amount.

Currency Exchange Rates

Because we operate in international franchise territories, we are subject to exposure resulting from changes in currency exchange rates. Currency exchange rates are influenced by a variety of economic factors including local inflation, growth, interest rates and governmental actions, as well as other factors. We currently do not hedge the translation risks of investments in our international operations. Any positive cash flows generated by international operations have been reinvested in the operations or used to repay intercompany loans.

International operations, based on net sales, represented approximately 14 percent of our total operations in the first quarter of 2004. A significant portion of the net sales in the Caribbean markets, specifically Puerto Rico, are denominated in U.S. dollars, which is Puerto Rico’s functional currency. Changes in currency exchange rates impact the translation of the results of certain international operations from their local currencies into U.S. dollars. If the currency exchange rates had changed by five percent in the first quarter of 2004, we estimate the impact on reported operating income for those periods would not have been significant. Our estimate reflects the fact that a portion of the international operations costs are denominated in U.S. dollars, including concentrate purchases. This estimate does not take into account the possibility that rates can move in opposite directions and that gains in one category may or may not be offset by losses from another category.

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

During the first quarter of 2004, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Contents

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

No material changes to be reported for the first quarter of 2004.

Item 6. Exhibits and Reports on Form 8-K

(a). Exhibits.

See “Exhibit Index.”

(b). Reports on Form 8-K.

On February 4, 2004, we furnished a Current Report with regards to our press release dated February 4, 2004, “PepsiAmericas Reports 21.5 Percent Net Income Growth for the Full Year of 2003.”

Contents

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEPSIAMERICAS, INC.

Dated:	May 11, 2004	By:	/s/ G. MICHAEL DURKIN, JR.

G. Michael Durkin, Jr.
Executive Vice President and Chief Financial Officer
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

