Form 10-Q
period 2004-07-03
PEPSIAMERICAS INC/IL/
filed 2004-08-11
CIK 1084230

 Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

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

As of July 30, 2004 the Registrant had 138,240,101 outstanding shares of common stock, par value $0.01 per share, the Registrant's only class of common stock.

Contents

PEPSIAMERICAS, INC. FORM 10-Q SECOND QUARTER 2004

Contents

PEPSIAMERICAS, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited and in millions, except per share data)

	Second Quarter		First Half
	2004	2003	2004	2003
Net sales	$909.7	$870.9	$1,647.3	$1,553.0
Cost of goods sold	518.6	510.6	943.1	907.2

Gross profit	391.1	360.3	704.2	645.8
Selling, delivery and administrative expenses	278.5	255.1	541.3	507.6
Special charges, net	1.6	1.1	1.8	7.4

Operating income	111.0	104.1	161.1	130.8
Interest expense, net	(16.2)	(18.2)	(32.1)	(37.4)
Other income (expense), net	3.8	0.6	2.4	(1.7)

Income before income taxes	98.6	86.5	131.4	91.7
Income taxes	36.9	33.3	49.2	33.6

Net income	$61.7	$53.2	$82.2	$58.1

Weighted average common shares:
Basic	139.1	142.8	141.4	143.3
Incremental effect of stock options and awards	3.3	0.4	3.2	0.4

Diluted	142.4	143.2	144.6	143.7

Net income per share:
Basic	$0.44	$0.37	$0.58	$0.41
Diluted	0.43	0.37	0.57	0.40

Cash dividends per share	$0.075	$–	$0.15	$0.04

See accompanying notes to condensed consolidated financial statements.

Contents

PEPSIAMERICAS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited and in millions, except per share data)

	End of Second Quarter 2004	End of Fiscal Year 2003
ASSETS:
Current assets:
Cash and equivalents	$74.6	$69.0
Receivables	222.2	268.8
Inventories	193.7	169.8
Other current assets	60.2	52.6

Total current assets	550.7	560.2
Property (at cost)	2,146.7	2,115.6
Accumulated depreciation	(1,054.6)	(985.8)

Net property	1,092.1	1,129.8
Goodwill and intangible assets, net	1,786.0	1,766.6
Other assets	125.8	124.1

Total assets	$3,554.6	$3,580.7

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Short-term debt, including current maturities of long-term debt	$280.7	$199.9
Payables	240.6	204.1
Other current liabilities	183.7	195.5

Total current liabilities	705.0	599.5
Long-term debt	1,012.6	1,078.4
Deferred income taxes	119.4	112.7
Other liabilities	222.4	225.0

Total liabilities	2,059.4	2,015.6

Shareholders' equity:
Preferred stock ($0.01 par value, 12.5 million shares authorized; no shares issued)	–	–
Common stock ($0.01 par value, 350 million shares authorized; 167.6 million shares
issued - 2004 and 2003)	1,536.0	1,534.5
Retained income	500.7	439.8
Unearned stock-based compensation	(12.8)	(8.2)
Accumulated other comprehensive loss:
Cumulative translation adjustment	(2.5)	(0.4)
Net unrealized investment and hedging gains	8.4	–
Minimum pension liability	(31.2)	(29.0)

Accumulated other comprehensive loss	(25.3)	(29.4)
Treasury stock, at cost (29.4 million shares - 2004 and 23.8 million shares - 2003)	(503.4)	(371.6)

Total shareholders' equity	1,495.2	1,565.1

Total liabilities and shareholders' equity	$3,554.6	$3,580.7

See accompanying notes to condensed consolidated financial statements.

Contents

PEPSIAMERICAS, INC CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in millions)

	First Half
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$82.2	$58.1
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	89.5	87.7
Deferred income taxes	8.7	17.4
Special charges, net	1.8	7.4
Cash outlays related to special charges	(1.7)	(5.3)
Gain on sale of investment	(5.2)	(2.1)
Other	6.0	4.9
Changes in assets and liabilities, exclusive of acquisitions and divestitures:
Increase in securitized receivables	100.0	10.9
Increase in remaining receivables	(53.2)	(10.5)
Increase in inventories	(22.1)	(29.1)
Increase in payables	13.8	10.7
Net change in other assets and liabilities	2.0	(20.8)

Net cash provided by operating activities	221.8	129.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(51.3)	(72.5)
Acquisitions, net of cash acquired	(20.9)	–
Proceeds from sales of property	1.4	1.0
Proceeds from sale of investment	5.2	–

Net cash used in investing activities	(65.6)	(71.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings of short-term debt	169.1	90.0
Proceeds from issuance of long-term debt	–	146.3
Repayment of long-term debt	(150.9)	(279.3)
Treasury stock purchases	(200.6)	(56.0)
Issuance of common stock	56.1	4.3
Cash dividends	(21.2)	(5.7)

Net cash used in financing activities	(147.5)	(100.4)

Net cash (used in) provided by discontinued operations	(3.6)	1.3
Effects of exchange rate changes on cash and equivalents	0.5	0.1

Change in cash and equivalents	5.6	(41.2)
Cash and equivalents at beginning of year	69.0	113.8

Cash and equivalents at end of second quarter	$74.6	$72.6

See accompanying notes to condensed consolidated financial statements.

Contents

PEPSIAMERICAS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Significant Accounting Policies

Quarterly reporting — The Condensed Consolidated Financial Statements included herein have been prepared by PepsiAmericas, Inc. (referred to herein as “PepsiAmericas,” “we,” “our” or “us”) without audit. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that the disclosures made are adequate to make the information presented not misleading. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year 2003. In the opinion of management, the information furnished herein reflects all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of results for the interim periods presented.

Our fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31. Our 2003 fiscal year contained 53 weeks and ended January 3, 2004. Our second quarters of 2004 and 2003 were based on the thirteen weeks ended July 3, 2004 and June 28, 2003, respectively. Our business is highly seasonal; accordingly, the operating results of any individual quarter may not be indicative of a full year’s operating results.

Net income per share — Basic net income per share is based upon the weighted-average number of common shares outstanding. Diluted net income per share assumes the exercise of all options, which are dilutive, whether exercisable or not. The dilutive effects of stock options are measured under the treasury stock method. The basic and diluted net income per share amounts also include the impact of the accelerated share repurchase program. The dilutive effect of the accelerated share repurchase program is measured under the reverse treasury stock method. See the "Accelerated Share Repurchase Program" note for further discussion.

Options to purchase the following shares were not included in the computation of diluted net income per share because the exercise price was greater than the average market price of the common shares during the related period:

	Second Quarter		First Half

	2004	2003	2004	2003

Shares under options outstanding	2,494,356	11,388,310	2,527,356	11,388,310
Weighted-average exercise price per share	$23.03	$16.77	$23.00	$16.77

Reclassifications– Certain amounts in the prior period Condensed Consolidated Financial Statements have been reclassified to conform to the current year presentation.

Contents

Stock-based compensation – We use the intrinsic value method of accounting for our stock-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock-based employee compensation cost for options is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. We recognized compensation expense of $2.1 million and $1.5 million in the second quarter of 2004 and 2003, respectively, and $3.9 million and $2.8 million in the first half of 2004 and 2003, respectively, related to restricted stock award grants, which is included in “Net income, as reported” in the table below. The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. The table (in millions, except per share data) is presented pursuant to amended disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation —Transition and Disclosure.”

	Second Quarter		First Half

	2004	2003	2004	2003

Net income, as reported	$61.7	$53.2	$82.2	$58.1
Deduct: total stock-based employee compensation expense determined under fair value based method for all options, net of tax	(0.9)	(0.9)	(1.8)	(2.2)

Pro forma net income	$60.8	$52.3	$80.4	$55.9

Net income per share:
Basic: As reported	$0.44	$0.37	$0.58	$0.41

Pro forma	$0.44	$0.37	$0.57	$0.39

Diluted: As reported	$0.43	$0.37	$0.57	$0.40

Pro forma	$0.43	$0.37	$0.56	$0.39

The Black-Scholes model and the assumptions presented in the following table were used to estimate the fair values of the options granted for the first half of 2004 and 2003. We did not grant any options during the second quarter of 2004 or 2003. In the first half of 2004 and 2003, the weighted-average estimated fair values at the dates of option grants were $4.66 and $3.28, respectively.

	2004	2003
Risk-free interest rate	3.1%	2.8%
Expected dividend yield	1.6%	0.3%
Expected volatility	27.0%	26.0%
Estimated lives of options (in years)	5.0	5.0

2.	Special Charges

We recorded special charges of $1.6 million in the second quarter of 2004 and $1.8 million in the first half of 2004 in Central Europe. These special charges recorded in the first half of 2004 included $1.2 million of severance costs and related benefits associated with to a reduction in the workforce in Central Europe as we continued to rationalize the cost structure. In addition, we recorded special charges of $0.6 million in Hungary related to the continued modification of our distribution strategy to increase utilization of third party distributors in more remote areas. These special charges in Hungary were primarily for severance costs and related benefits. We anticipate these programs to be substantially complete by the fourth quarter of 2004.

We recorded special charges of $1.1 million in the second quarter of 2003 and $7.4 million in the first half of 2003. In the United States (“U.S.”), we recorded special charges of $5.8 million in the first half of 2004, which consisted mainly of severance-related costs associated with the reduction of our U.S. workforce. In Central Europe, we recorded a special charge of $0.8 million in the first half of 2004, consisting mainly of asset write-downs, related to the modification of the distribution method in Poland, the Czech Republic and Republic of Slovakia. In the Caribbean, we recorded a special charge of $0.8 million in the first half of 2004, which consisted mainly of asset write-downs related to the shutdown of the Barbados manufacturing facility.

Contents

The following table summarizes activity associated with the special charges (in millions):

The following table summarizes activity associated with the special charges (in millions):

	2004 Charge	2002 Charge	2001 Charge	Total

Accrued liabilities as of fiscal year end 2003 (employee-related, lease cancellation and other costs)	$–	$1.0	$0.2	$1.2
Central Europe special charges	1.8	–	–	1.8
Asset write-downs	(0.2)	–	–	(0.2)
Expenditures for employee-related and other costs	(1.3)	(0.2)	–	(1.5)
Expenditures for lease terminations	–	(0.2)	–	(0.2)

Accrued liabilities at the end of the second quarter of 2004	$0.3	$0.6	$0.2	$1.1

All of the special charges we recorded during 2003 were utilized by the end of fiscal year 2003 and thus are not reflected in the table above. The total accrued liabilities remaining as of the end of the second quarter of 2004 are comprised of deferred severance payments and certain employee benefits, lease cancellation costs and other costs. We expect to pay a significant portion of the special charge liability of $1.1 million using cash from operations during the next twelve months; accordingly, such amounts are classified as other current liabilities.

3.	Interest Expense, Net

Interest expense, net, is comprised of the following (in millions):

	Second Quarter		First Half
	2004	2003	2004	2003
Interest expense	$(16.2)	$(18.3)	$(32.2)	$(44.5)
Interest income	–	0.1	0.1	7.1

Interest expense, net	$(16.2)	$(18.2)	$(32.1)	$(37.4)

In the first half of 2003, interest expense included $8.8 million related to the loss on the early extinguishment of debt.

Interest income in the first half of 2003 included $6.4 million related to the settlement of a tax matter involving our previously terminated Employee Stock Ownership Plan (“ESOP”). See the “Income Taxes” note for further discussion.

4.	Income Taxes

During the first half of 2004, our effective income tax rate was 37.5 percent. In the first half of 2003, we recorded a favorable settlement of a tax refund case for $12.4 million with the Internal Revenue Service that arose from the 1990 termination of our ESOP plan. The tax settlement consisted of approximately $6.4 million of interest income ($4.0 million after taxes) and a tax benefit of $6.0 million recorded in “Income taxes.”

We also recorded additional tax accruals of $4.3 million for liabilities arising in the first quarter of 2003. Excluding these accruals, as well as the ESOP settlement tax benefit, the effective income tax rate for the first half of 2003 was 38.5 percent.

Contents

5.	Comprehensive Income

Our comprehensive income was as follows (in millions):

	Second Quarter		First Half

	2004	2003	2004	2003

Net income	$61.7	$53.2	$82.2	$58.1
Minimum pension liability adjustment	–	–	(2.2)	–
Foreign currency translation adjustment	4.0	5.7	(2.1)	0.7
Net unrealized investment and hedging gains (losses)	(1.4)	0.1	8.4	5.8

Comprehensive income	$64.3	$59.0	$86.3	$64.6

Net unrealized investment and hedging gains (losses) are presented net of tax benefit of $0.8 million in the second quarter of 2004, net of tax expense of $5.0 million in the first half of 2004, net of tax expense of $0.1 million in the second quarter of 2003, and net of tax expense of $3.4 million in the first half of 2003. The minimum pension liability adjustment is shown net of income tax benefit of $1.3 million in the first half of 2004.

6.	Inventory

As of the end of the second quarter of 2004, our inventory was comprised of approximately 44 percent raw materials and supplies and 56 percent finished goods. This mix is relatively consistent with the mix of inventory at the end of fiscal year 2003.

7.	Intangible Assets and Goodwill

The changes in the carrying value of goodwill by geographic segment for the first half of 2004 were as follows (in millions):

	U.S.	Central Europe	Caribbean	Total

Balance at end of year 2003	$1,711.5	$32.2	$17.4	$1,761.1
Acquisitions	–	–	2.3	2.3
Cumulative translation adjustment	–	(0.3)	–	(0.3)

Balance at end of second quarter of 2004	$1,711.5	$31.9	$19.7	$1,763.1

	As of End of Second Quarter 2004		As of End of Fiscal Year 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Non-compete agreements	$1.1	$(0.8)	$1.1	$(0.7)
Franchise and distribution agreements	3.7	(0.9)	3.7	(0.8)

Total	$4.8	$(1.7)	$4.8	(1.5)

Unamortized intangible assets:
Franchise and distribution agreements	$17.6		$–
Pension intangible assets	2.2		2.2

Total	$24.6		$7.0

Aggregate amortization expense:
For second quarter ended 2004 and 2003	$0.1		$0.1
For first half ended 2004 and 2003	$0.2		$0.2

Contents

We evaluate identified intangible assets with indefinite useful lives for impairment annually. Impairment is measured as the amount by which the carrying value of the intangible asset exceeds its estimated fair value.

8.	Acquisitions

In January 2004, we completed the acquisition of the Dr Pepper franchise rights for a 13-county area in northeast Arkansas and certain related assets from Dr Pepper Bottling Company of Paragould, Inc. We completed the transaction jointly with Pepsi MidAmerica Company, which acquired the rights to separate Dr Pepper franchise territories in connection with this transaction. We acquired the franchise rights and related assets for $17.7 million, of which $17.6 million was paid in cash in the first quarter of 2004 with an additional $0.1 million to be paid at a later date. The franchise rights and related assets, primarily vending machines, were recorded at their estimated fair values of approximately $17.6 million and $0.1 million, respectively. The franchise rights are deemed to have an indefinite useful life, as the franchise and related bottling agreements are granted in perpetuity.

In addition, in March 2004 we acquired 2,000 additional shares of Pepsi-Cola Bahamas for $3.3 million, which increased our ownership interest in the Bahamas from 30 percent to 70 percent. As a result, we have consolidated the Bahamas beginning in the first quarter of 2004, as the investment was accounted for under the equity investment method prior to this transaction. Our cost to acquire the Bahamas has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when additional information concerning asset and liability valuations is finalized. The preliminary allocation has resulted in acquired goodwill of approximately $2.3 million, which we assigned to the Caribbean geographic segment. The assets acquired and liabilities assumed consisted primarily of inventory, fixed assets, and long-term debt. Minority interest associated with this investment is recorded in “Other income (expense), net” in the Condensed Consolidated Income Statement and in “Other liabilities” in the Condensed Consolidated Balance Sheet. The acquisition is not material to our consolidated results of operations; therefore, pro-forma financial information is not included in this note.

9.	Accelerated Share Repurchase Program

On April 30, 2004, we repurchased 10 million shares, or approximately 6.8 percent, of our common stock at a total cost of $200.6 million. The shares were purchased from an investment bank under an accelerated share repurchase Program (the “Program”) at $20.03 per share. We simultaneously entered into a forward sales contract accounted for as a derivative, which is included in equity. The Program permitted us to repurchase the shares immediately with the final purchase price of those shares determined by the average market price over the duration of the Program. The completion of the Program will be driven by the average daily trading volume of our shares; we expect the Program to be finished in the fourth quarter of 2004. At the end of the Program, we may receive or be required to pay a price adjustment based on the difference between the weighted average price of our stock over the life of the Program and the initial purchase price of $20.03 per share. The price adjustment will also include certain amounts reflecting the investment bank’s carrying costs or benefits from purchasing shares at prices other than the initial price and its benefits from receiving the $200.6 million payment in advance of its purchases. At our election, any payments we are obligated to make pursuant to the settlement of the forward sales contract will either be in cash or in shares of our common stock. At the end of the second quarter of 2004, the investment bank had acquired approximately 3.7 million shares at an average price of $21.02 per share. The fair value of the forward sales contract at inception was zero, and pursuant to Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock,” changes in the instrument’s fair value will not be recorded in our consolidated financial statements until the end of the Program.

10.	Financial Instruments

In addition to the derivative instrument discussed in Note 9, we use derivative financial instruments to reduce our exposure to adverse fluctuations in commodity prices and interest rates. These financial instruments are “over-the-counter” instruments and were designated at their inception as hedges of underlying exposures. We do not use derivative financial instruments for speculative or trading purposes.

Contents

Cash Flow Hedges – We have hedged a portion of our anticipated aluminum can purchases through November 2005. As of the end of the second quarter of 2004 and fiscal year end 2003, we had deferred $4.1 million (net of $2.5 million in deferred income taxes) and $4.3 million (net of $2.5 million in deferred income taxes) of aluminum hedging gains, respectively, in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets. We expect to reclassify a majority of the deferred aluminum hedging gains as of second quarter of 2004 into cost of goods sold during the next 12 months.

In anticipation of the long-term debt issuance in the first quarter of 2003, we entered into a treasury rate lock agreement with an aggregate notional amount of $150 million. We accounted for this treasury rate lock as a cash flow hedge, as the treasury rate lock hedged against the variability of interest payments on the forecasted issuance of fixed-rate debt attributable to changes in interest rates. We settled the treasury rate lock for $1.2 million concurrent with our debt issuance in the first quarter of 2003. We also settled a treasury rate lock for $2.5 million concurrent with the debt issuance in the third quarter of 2002. At the end of the second quarter of 2004 and fiscal year 2003, we had deferred approximately $1.6 million (net of $1.0 million in deferred income taxes) and $1.9 million (net of $1.1 million in deferred income taxes) of losses, respectively, in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets, as the treasury rate locks were considered highly effective in eliminating the interest rate risk on the forecasted debt issuances. Amounts included in other comprehensive loss are reclassified into earnings commensurate with the recognition of the interest expense on the newly issued debt.

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

Fair Value Hedges – Periodically, we enter into interest rate swap contracts to convert a portion of our fixed rate debt to floating rate debt, with the objective of reducing overall borrowing costs. We account for these swaps as fair value hedges, since they hedge against the change in fair value of fixed rate debt resulting from fluctuations in interest rates. The fair value of the interest rate swaps as of the second quarter of 2004 and fiscal year end 2003 was $8.2 million (net of $1.5 million interest receivable), and $15.3 million (net of $2.3 million interest receivable), respectively, which is reflected in “Other assets” in the Condensed Consolidated Balance Sheets. We recorded a corresponding increase in “Long-term debt” representing the change in fair value of our fixed rate debt. The fair value adjustment had no earnings impact since the swaps are considered highly effective in eliminating the interest rate risk of the fixed rate debt they are hedging.

11.	Pension and Other Postretirement Benefit Plans

	Second Quarter		First Half
	2004	2003	2004	2003
Service cost	$0.9	$0.8	$1.7	$1.6
Interest cost	2.2	2.3	4.5	4.5
Expected return on plan assets	(2.9)	(2.8)	(5.7)	(5.7)
Amortization of prior service cost	(0.1)	(0.2)	(0.3)	(0.3)
Amortization of net loss	0.5	0.2	1.0	0.5

Net periodic pension cost	$0.6	$0.3	$1.2	$0.6

We expect to contribute approximately $6.0 million to our pension plans in fiscal year 2004, although no contribution is required by the plans. As of the end of the second quarter of 2004, we had contributed $1.5 million to the plans. We will continue to evaluate the plans’ funding requirements throughout the year.

12.	Stock Options and Awards

In February 2004, we granted 495,743 restricted shares at a weighted-average fair value (at the date of grant) of $18.56 to key members of management and our directors under our Stock Incentive Plan (the “Plan”). We recognized compensation expense of $2.1 million and $1.5 million in the second quarter of 2004 and 2003, respectively, and $3.9 million and $2.8 million in the first half of 2004 and 2003, respectively, related to grants in 2004, as well as prior year grants. At the end of the second quarter 2004, there were 1,443,434 unvested restricted shares outstanding under the Plan.

Contents

13.	Supplemental Cash Flow Information

Net cash provided by operating activities reflected cash payments and receipts for interest and income taxes as follows (in millions):

	First Half
	2004	2003
Interest paid, including debt extinguishment	$31.2	$54.1
Interest received	0.2	6.2
Income taxes paid, net of refunds	17.9	4.1

14.	Environmental and Other Commitments and Contingencies

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

Discontinued Operations–Remediation. Under the agreement pursuant to which we sold our subsidiaries Abex Corporation and Pneumo Abex Corporation (collectively, “Pneumo Abex”) in 1988 and a subsequent settlement agreement entered into in September 1991, we have assumed indemnification obligations for certain environmental liabilities of Pneumo Abex, after any insurance recoveries. Pneumo Abex has been and is subject to a number of environmental cleanup proceedings, including proceedings under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 regarding release or disposal of wastes at on-site and off-site locations. In some proceedings, federal, state and local government agencies are involved and other major corporations have been named as potentially responsible parties. Pneumo Abex also is subject to private claims and lawsuits for remediation of properties owned or previously owned by Pneumo Abex and its subsidiaries.

There is an inherent uncertainty in estimating the total cost of remediating a given site. This is because of the nature of the remediation and allocation process and the fact that the remediations are at different stages of resolution. Any assessment of expenses is speculative until the later stages of remediation and is dependent upon a number of variables beyond the control of any party. Furthermore, there are often timing considerations in that a portion of the expense incurred by Pneumo Abex, and any resulting obligation of ours to indemnify Pneumo Abex, may not occur for a number of years.

In the latter part of 2001, we investigated the use of insurance products to mitigate risks related to indemnification obligations under the 1988 agreement, as amended. The insurance carriers required that we employ an outside consultant to perform a comprehensive review of the former facilities operated or impacted by Pneumo Abex. Advances in the techniques of retrospective risk evaluation and increased experience (and therefore available data) at our former facilities made this comprehensive review possible. The consultant’s review was completed in the fourth quarter of 2001. It provided a contingent indemnification liability for all known sites operated or impacted by Pneumo Abex and resulted in the $111.0 million charge, or $71.2 million net of tax, recorded in the fourth quarter of 2001.

At the end of the second quarter of 2004, we had $115.1 million accrued to cover potential indemnification obligations, compared to $119.2 million recorded at the end of fiscal year 2003. Of the total amount accrued, $20.0 million was classified as current liabilities at the end of the second quarter of 2004 and at the end of fiscal year 2003. The amounts exclude possible insurance recoveries and are determined on an undiscounted cash flow basis. The estimated indemnification liabilities include expenses for the remediation of identified sites, payments to third parties for claims and expenses (including product liability and toxic tort claims), administrative expenses, and the expenses of on-going evaluations and litigation. We expect a significant portion of the accrued liabilities will be disbursed during the next 10 years.

Contents

Although we have certain indemnification obligations for environmental liabilities at a number of other sites, including Superfund sites, it is not anticipated that additional expense at any specific site would have a material effect on us. In the case of some of the sites, the volumetric contribution for which we have an obligation has been estimated and other large, financially viable parties are responsible for substantial portions of the remainder. In our opinion, based upon information currently available, the ultimate resolution of these claims and litigation, including potential environmental exposures, and considering amounts already accrued, should not have a material effect on our financial condition, although amounts recorded in a given period could be material to the results of operations or cash flows for that period.

Discontinued Operations–Insurance. During the second quarter of 2002, as part of a comprehensive program concerning environmental liabilities related to the former Whitman Corporation subsidiaries, we purchased new insurance coverage related to the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries. In addition, a trust, which was established in 2000 with the proceeds from an insurance settlement, purchased insurance coverage and funded coverage for remedial and other costs (“Finite Funding”) related to the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries. In conjunction with the purchase of the insurance policies, we recorded a charge to discontinued operations of $9.8 million, or $6.0 million after tax, in the second quarter of 2002. This charge represented amounts we expended as well as a reduction of funds in the trust available to pay expenses related to sites for which we have indemnification obligations.

Essentially all of the assets of the trust were expended by the trust in connection with the purchase of the insurance coverage, the Finite Funding and related expenses. These actions were taken to fund remediation and related costs associated with the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries and to protect against additional future costs in excess of our self-insured retention. The amount of self-insured retention (the amount we must pay before the insurance carrier is obligated to begin payments) was $114.0 million of which $20.9 million has been eroded, leaving a remaining self-insured retention of $93.1 million at the end of the second quarter of 2004. The estimated range of aggregate exposure related only to the remediation costs of such environmental liabilities is approximately $50 million to $90 million. We had accrued $71.2 million at the end of the second quarter of 2004 for remediation costs, which is our best estimate of the contingent liabilities related to these environmental matters. The Finite Funding may be used to pay a portion of the $71.2 million and thus reduces our future cash obligations. The Finite Funding amounts recorded were $22.4 million and $24.2 million at the end of the second quarter of 2004 and fiscal year 2003, respectively, and are recorded in “Other assets,” of which $3.0 million and $3.0 million, respectively, is recorded in “Other current assets” in the Condensed Consolidated Balance Sheets.

In addition, we had recorded other receivables of $14.1 million at the end of the second quarter of 2004 and $10.6 million at the end of fiscal year 2003 for future probable amounts to be received from insurance companies and other responsible parties. Of this total, $1.6 million was included in “Other current assets” at the end of fiscal year 2003. No amounts were recorded in “Other current assets” at the end of the second quarter of 2004. The $14.1 million and the remaining $9.0 million were recorded in “Other assets” in the Condensed Consolidated Balance Sheets as of the end of the second quarter of 2004 and fiscal year 2003, respectively.

Discontinued Operations–Product Liability and Toxic Tort Claims. We also have certain indemnification obligations related to product liability and toxic tort claims, which emanate out of the 1988 agreement with Pneumo Abex. Other companies not owned by or associated with us also are responsible to Pneumo Abex for the financial burden of all asbestos product liability claims filed against Pneumo Abex after a certain date in 1998, except for certain claims indemnified by us. The sites and product liability and toxic tort claims included in the aggregate accrued liabilities we have recorded are described more fully in our Annual Report on Form 10-K for the fiscal year 2003. No significant changes in the status of those sites or claims occurred and we were not notified of any significant new sites or claims during the first half of 2004.

Contents

15.	Segment Reporting

We operate in three geographic areas – the U.S., Central Europe and the Caribbean. We operate in 18 states in the U.S., and, outside the U.S., we operate in Poland, Hungary, the Czech Republic, Republic of Slovakia, Puerto Rico, Jamaica, Barbados, the Bahamas and Trinidad and Tobago. The following tables present net sales and operating income (loss) of our geographic segments for the second quarter and first half of 2004 and 2003 (in millions):

	Second Quarter
	Net Sales		Operating Income
	2004	2003	2004	2003
U.S.	$774.7	$724.4	$107.1	$99.4
Central Europe	84.2	98.7	2.8	5.1
Caribbean	50.8	47.8	1.1	(0.4)

Total	$909.7	$870.9	$111.0	$104.1

	First Half
	Net Sales		Operating Income
	2004	2003	2004	2003
U.S.	$1,411.0	$1,314.5	$166.3	$139.5
Central Europe	144.6	151.6	(4.3)	(6.0)
Caribbean	91.7	86.9	(0.9)	(2.7)

Total	$1,647.3	$1,553.0	$161.1	$130.8

There were no material changes in total assets by geographic segment since the end of fiscal year 2003.

16.	Related Party Transactions

We are a licensed producer and distributor of Pepsi carbonated and non-carbonated soft drinks and other non-alcoholic beverages in the U.S., Central Europe and the Caribbean. We operate under exclusive franchise agreements with soft drink concentrate producers, including “master” bottling and fountain syrup agreements with PepsiCo, Inc. (“PepsiCo”) for the manufacture, packaging, sale and distribution of PepsiCo branded products. The franchise agreements exist in perpetuity and contain operating and marketing commitments and conditions for termination. As of the end of the second quarter of 2004, PepsiCo beneficially owned 41.5 percent of our common stock.

We purchase concentrate from PepsiCo to be used in the production of Pepsi carbonated soft drinks and other non-alcoholic beverages. PepsiCo also provides us with various forms of bottler incentives to promote its brands. These bottler incentives cover a variety of initiatives, including direct marketplace, shared media and advertising support, to support volume and market share growth. There are no conditions or requirements that could result in the repayment of any support payments we have received.

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

Although we did not enter into any new agreements with Pohlad Companies or its subsidiaries in the first half of 2004, we have an existing arrangement related to the joint ownership of an aircraft. This transaction is not material to our Condensed Consolidated Financial Statements. Robert C. Pohlad, our Chairman and Chief Executive Officer, is the President and owner of approximately 33 percent of the capital stock of Pohlad Companies.

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

Casualty Insurance Costs. Due to the nature of our business, we require insurance coverage for certain casualty risks. We are self-insured for workers’ compensation, product and general liability up to $1 million per occurrence and automobile liability up to $2 million per occurrence. The casualty insurance costs for our self-insurance program represent the ultimate net cost of all reported and estimated unreported losses incurred during the period. We do not discount insurance liabilities.

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

Contents

RESULTS OF OPERATIONS2004
SECOND QUARTER COMPARED WITH 2003 SECOND QUARTER

        In the discussions of our results of operations below, the number of cases sold is referred to as volume. Net pricing is net sales divided by the number of cases and gallons sold for our core businesses, which include bottles and cans (including bottle and can volume from vending equipment) as well as our food service gallons. Changes in net pricing include the impact of sales price (or rate) changes, as well as the impact of brand, package and geographic mix. Net pricing and reported volume amounts exclude contract, commissary, private label, concentrate, and vending (other than bottles and cans) revenue and volume. Contract sales represent sales of manufactured product to other franchise bottlers and typically decline as excess manufacturing capacity is utilized. Cost of goods sold per unit is the cost of goods sold divided by the related number of cases and gallons sold.

        Our business is highly seasonal; accordingly, the operating results of any individual quarter may not be indicative of a full year’s operating results.

Volume

        Sales volume growth (declines) for the second quarter of 2004 and 2003 were as follows:

	2004		2003

U.S.	1.8%		(3.5%	)
Central Europe	(28.1%	)	1.8%
Caribbean	(3.7%	)	10.7%

Worldwide	(4.4%	)	(1.8%	)

        Second quarter 2004 worldwide volume decreased 4.4 percent compared to the prior year second quarter. The decline in worldwide volume was attributed to volume declines of 28.1 percent in Central Europe and 3.7 percent in the Caribbean, as volume grew in the U.S. by 1.8 percent.

        The increase in U.S. volume of 1.8 percent in the second quarter of 2004 reflected modest growth in our core trademarks and double-digit growth in our non-carbonated beverages category. Trademark Pepsi and Trademark Mountain Dew both experienced positive growth during the quarter. Our diet category, driven primarily by mid single-digit growth in Diet Pepsi and double-digit growth in Diet Mountain Dew, drove the growth in our core trademarks. Non-carbonated beverage growth was driven by double-digit growth in Aquafina volume and also benefited from the introduction of Tropicana juice drinks in February 2004. The single-serve category also grew at a mid single-digit rate during the second quarter of 2004 as a result of continued emphasis on marketing, as well as solid improvement in our on-premise channel.

        Total volume in Central Europe decreased 28.1 percent in the second quarter of 2004. The softness in volume during the quarter was driven primarily by the short-term adverse economic impact from the accession of our markets into the European Union (“EU”), cooler weather conditions across the region as well as the lapping of strong volumes from the same period in 2003 that had resulted from favorable promotional activity.

        Volumes in the Caribbean decreased 3.7 percent in the second quarter of 2004 compared to the same period last year. The Bahamas, in which we increased our ownership interest and consolidated in the first quarter of 2004, contributed 3.5 percent to volume growth, while Puerto Rico, Jamaica, and Trinidad and Tobago experienced volume declines of 7.2 percent, collectively, compared to the same period in the prior year. The volume declines reflected increased pricing in Jamaica to mitigate the impact of the devaluation of the Jamaican dollar, as well as lapping strong prior year performance in Puerto Rico. In the Caribbean, the carbonated soft drink volume in the second quarter of 2004 was down from the prior year second quarter, as Trademark Pepsi declined in the mid single digits, and Trademark Seven-Up decreased in the high single digits. Volume growth in the non-carbonated category, including the launch of Gatorade and a local water, Essential, partially offset the volume declines in the core trademarks. Trademark Pepsi accounts for almost 60 percent of our business in the Caribbean, while the remainder of our business is mainly comprised of flavored carbonated soft drinks and Trademark Seven-Up.

Contents

Net Sales Net sales and net pricing statistics for the second quarter of 2004 and 2003 were as follows (dollar amounts in millions):

Net Sales	2004	2003		Change

U.S.	$774.7	$724.4		6.9%
Central Europe	84.2	98.7		(14.7%	)
Caribbean	50.8	47.8		6.3%

Worldwide	$909.7	$870.9		4.5%

Net Pricing Growth (Decline)	2004	2003

U.S.	4.2%	0.6%
Central Europe	16.6%	10.1%
Caribbean	8.4%	(0.8%	)

Worldwide	8.1%	1.0%

        Net sales increased $38.8 million, or 4.5 percent, to $909.7 million in the second quarter of 2004 compared to $870.9 million the second quarter of 2003. The increase was driven primarily by increased worldwide net pricing of 8.1 percent and volume growth in the U.S., partially offset by volume declines in Central Europe and the Caribbean.

        Net sales in the U.S. for the second quarter of 2004 increased $50.3 million, or 6.9 percent, to $774.7 million from $724.4 million in the prior year second quarter. The increase was primarily the result of a 4.2 percent increase in net pricing along with a 1.8 percent increase in volume. The improvement in net pricing was driven by price increases of 3.1 percent and a package mix contribution of 1.1 percent. A continued favorable shift in our can mix to the eight–ounce cans introduced in the fourth quarter of 2003, as well as growth in the 20-ounce single serve business drove the package mix contribution. The improvement in net sales was driven by contributions from both our on-premise and large format channels, with double-digit contributions from our non-carbonated beverages category and modest growth in our carbonated beverages category. In order to achieve incremental volume growth, we continue to introduce new product and package innovations, including the introduction of Pepsi Edge in June 2004.

        Net sales in Central Europe for the second quarter of 2004 decreased $14.5 million or 14.7 percent to $84.2 million from $98.7 million in the prior year second quarter. Net sales decreased as volume declined by 28.1 percent, partially offset by a net pricing increase of 16.6 percent. Our net pricing increases are a result of our efforts to mitigate the impact of the rising costs related to the EU accession. Favorable foreign exchange rates also contributed approximately $2.4 million to net sales in the second quarter of 2004, compared to the same period in the prior year.

        Net sales in the Caribbean increased 6.3 percent in the second quarter of 2004 to $50.8 million from $47.8 million in the prior year second quarter. The increase in net sales primarily resulted from the consolidation of the Bahamas beginning in the first quarter of 2004, which contributed $2.8 million to net sales. The remainder of the increase in net sales was a result of an increase in net pricing of 8.4 percent offset partially by volume declines of 3.7 percent and the unfavorable impact of foreign currency. The increase in net pricing was driven by initiatives to expand our product portfolio and to manage the devaluation of the Jamaican dollar.

Cost of Goods Sold

Cost of goods sold for the second quarter of 2004 and 2003 was as follows (dollar amounts in millions):

	2004	2003	Change

U.S.	$435.9	$417.5	4.4%
Central Europe	46.1	56.8	(18.8%	)
Caribbean	36.6	36.3	0.8%

Worldwide	$518.6	$510.6	1.6%

Contents

        Cost of goods sold increased $8.0 million, or 1.6 percent, to $518.6 million in the second quarter of 2004 from $510.6 million in the prior year second quarter. This increase was driven primarily by higher raw material costs, specifically aluminum and fuel costs in the U.S. and sugar costs in Central Europe.

        In the U.S., cost of goods sold increased $18.4 million, or 4.4 percent, to $435.9 million in the second quarter of 2004 from $417.5 million in the prior year second quarter driven primarily by increased volumes of 1.8 percent and a higher cost of goods sold per unit. Cost of goods sold per unit increased 2.7 percent in the U.S., primarily driven by price increases in aluminum and fuel.

        In Central Europe, cost of goods sold decreased $10.7 million, or 18.8 percent, to $46.1 million in the second quarter of 2004, compared to $56.8 million in the prior year second quarter. Cost of goods sold decreased mainly due to decreased volumes of 28.1 percent, offset by higher raw materials costs and the unfavorable impact of foreign exchange of $1.5 million. Cost of goods sold per unit in Central Europe increased 12.3 percent due to higher sugar prices as a result of the EU accession of Poland, Hungary, the Czech Republic and Republic of Slovakia in May 2004. In addition, we have experienced an increase in utility costs due to the privatization of these industries after the EU accession.

        In the Caribbean, cost of goods sold increased $0.3 million, or 0.8 percent, to $36.6 million in the second quarter of 2004, compared to $36.3 million in the second quarter of 2003, due mainly to the incremental $1.9 million of cost of goods sold related to the consolidation of the Bahamas in the first quarter of 2004. This increase was offset by a $1.6 million decrease in cost of goods sold for the remainder of the Caribbean due to a volume decrease of 3.7 percent and the favorable impact of foreign currency rates in Jamaica.

Selling, Delivery and Administrative Expenses

        Selling, delivery and administrative expenses (“SD&A”) for the second quarter of 2004 and 2003 were as follows (dollar amounts in millions):

	2004	2003	Change

U.S.	$231.7	$207.5	11.7%
Central Europe	33.7	36.5	(7.7%	)
Caribbean	13.1	11.1	18.0%

Worldwide	$278.5	$255.1	9.2%

        In the second quarter of 2004, SD&A expenses increased $23.4 million, or 9.2 percent, to $278.5 million from $255.1 million in the comparable period of the previous year. As a percentage of net sales, SD&A expenses increased to 30.6 percent in the second quarter of 2004, compared to 29.3 percent in the prior year second quarter. The increase in SD&A expenses as a percentage of net sales was primarily attributed to higher operating costs in the U.S.

        In the U.S., SD&A expenses increased $24.2 million to $231.7 million in the second quarter of 2004, compared to $207.5 million in the prior year second quarter. SD&A expenses as a percentage of net sales increased to 29.9 percent compared to 28.6 percent in the prior year second quarter, mainly as a result of higher compensation costs and an increase in workers’ compensation and other insurance costs. In addition, we had higher promotional costs related to our core trademark brands, higher depreciation costs related to Nextgen and equipment spending, and costs associated with Pepsi Connect, our new telephone sales center that services our small format accounts in our pre-sell environment that began operations in the second quarter of 2003.

        SD&A expenses decreased $2.8 million, or 7.7 percent, in Central Europe to $33.7 million from $36.5 million in the prior year second quarter. Excluding the unfavorable impact of foreign exchange of $0.7 million, SD&A costs decreased by $3.5 million or 9.6 percent, commensurate with the lower volume levels, as well as our successful cost management efforts driven by the migration to an alternative sales and distribution strategy in the rural areas of Central Europe.

        In the Caribbean, SD&A expenses increased $2.0 million, or 18.0 percent, to $13.1 million from $11.1 million in the prior year second quarter. The Bahamas contributed $1.3 million of additional SD&A expenses in the second quarter of 2004 due to its consolidation in the first quarter of 2004. The balance of the increase, $0.7 million, was attributed to higher compensation and benefit costs associated with the incremental support for our product portfolio expansion in Puerto Rico, as well as our continued emphasis on our export business in Jamaica.

Contents

Special Charges

        In the second quarter of 2004, we recorded special charges of $1.6 million in Central Europe. The special charges recorded in the second quarter of 2004 included a $1.0 million charge related to a reduction in the workforce in Central Europe as we continued to rationalize the cost structure. In addition, we recorded a special charge of $0.6 million in Hungary related to the continued modification of our distribution strategy to utilize third party distributors in more remote areas. The special charges recorded in Central Europe in the second quarter of 2004 were primarily for severance costs and related benefits, and we anticipate these programs, and the related costs, to be substantially complete by the fourth quarter of 2004.

        In the second quarter of 2003, we recorded special charges of $1.1 million, representing special charges of $0.3 million in Central Europe and $0.8 million in the Caribbean. The special charge of $0.3 million in Central Europe related to the continued modification of our distribution method in Poland, the Czech Republic and Republic of Slovakia. The Caribbean special charge of $0.8 million consisted mainly of asset write-downs related to the shutdown of the Barbados manufacturing facility. Similar to the distribution changes we have made in Central Europe, we rationalized our operations in Barbados. We outsourced our distribution through a local partner and sourced production from another manufacturing location we operate.

Operating Income

        Operating income for the second quarter of 2004 and 2003 was as follows (dollar amounts in millions):

	2004	2003	Change

U.S.	$107.1	$99.4	7.7%
Central Europe	2.8	5.1	(45.1%	)
Caribbean	1.1	(0.4)	*

Worldwide	$111.0	$104.1	6.6%

* Calculation of percentage change is not meaningful.

        Operating income increased $6.9 million, or 6.6 percent, to $111.0 million in the second quarter of 2004, compared to $104.1 million in the prior year second quarter, driven mainly by a $7.7 million improvement in U.S. operating income. The increase in operating income in the U.S., compared to the same period in the prior year, was primarily attributed to higher gross margins due to improved net pricing and volume growth, offset, in part, by an increase in operating costs.

        Operating income in Central Europe declined $2.3 million to $2.8 million in the second quarter of 2004, compared to $5.1 million in the prior year second quarter, due mainly to volume declines and higher raw material costs, partially offset by higher net pricing, lower operating costs, and the favorable impact of foreign currency rates of approximately $0.2 million. Operational performance in the Caribbean improved, as operating income in the Caribbean of $1.1 million in the second quarter of 2004 was $1.5 million higher than the operating losses of $0.4 million in the prior year due mainly to increases in net pricing.

Interest and Other Expenses

        Net interest expense decreased $2.0 million in the second quarter of 2004 to $16.2 million, compared to $18.2 million in the second quarter of 2003, due in part to lower long-term debt balances as a result of the payment at the maturity of the $150 million, face value 6.0 percent notes in the second quarter of 2004 and a slight shift in our fixed and floating rate debt mix.

        We recorded other income, net, of $3.8 million in the second quarter of 2004 compared to other income, net, of $0.6 million reported in the second quarter of 2003 due primarily to a gain of $5.2 million recorded in the second quarter of 2004 related to the sale of a parcel of land in downtown Chicago in 2002. The gain reflected the settlement and final payment on the promissory note related to the initial land sale, for which we had previously provided a full allowance. In the second quarter of 2003, we recorded an additional gain of $2.1 million on the same land sale related to the favorable resolution of certain contingencies.

Contents

Income Taxes

        The effective income tax rate, which is income tax expense expressed as a percentage of income before income taxes, was 37.5 percent for the second quarter of 2004, compared to 38.5 percent in the second quarter of 2003, due primarily to a lower effective state tax rate in the U.S.

Net Income

        Net income increased $8.5 million to $61.7 million in the second quarter of 2004, compared to $53.2 million in the second quarter of 2003. The increase was attributed mainly to improved worldwide net pricing and volume growth in the U.S. Other operational factors impacting net income were previously discussed.

RESULTS OF OPERATIONS
2004 FIRST HALF COMPARED WITH 2003 FIRST HALF

Volume

        Sales volume growth (declines) for the first half of 2004 and 2003 were as follows:

	2004		2003

U.S.	2.0%		(5.3%	)
Central Europe	(14.5%	)	(7.5%	)
Caribbean	(3.9%	)	7.3%

Worldwide	(1.1%	)	(4.0%	)

        Worldwide volume in the first half of 2004 decreased 1.1 percent compared to the same period in 2003. The decline in worldwide volume was attributed to volume declines in Central Europe of 14.5 percent and the Caribbean of 3.9 percent, offset by volume growth in the U.S. of 2.0 percent. We anticipate worldwide volume growth to be flat to down slightly in fiscal year 2004 compared to the prior year.

        The increase in U.S. volume of 2.0 percent in the first half of 2004 reflected growth in our core trademarks, driven mainly by growth in our diet category, and double-digit growth in our non-carbonated beverages category. Trademark Pepsi experienced modest growth during the first half of the year driven mainly by mid single-digit growth in Diet Pepsi and the introduction of Pepsi Vanilla in the third quarter of 2003. Trademark Mountain Dew grew in the low single digits and benefited from the double-digit growth in Diet Mountain Dew as we lapped the introduction of Mountain Dew LiveWire in the second quarter of 2004. Non-carbonated beverage growth was driven by double-digit growth in Aquafina volume and also benefited from the Tropicana juice drink introduction in February 2004. The single-serve category also grew at a high single-digit rate during the first half of 2004. Single-serve is expected to contribute to volume growth for the balance of the year through continued emphasis on marketing and improvement in our on-premise channel. In addition, we expect new product introductions such as Pepsi Edge in June and Mountain Dew Pitch Black in August to contribute to our anticipated volume growth for the balance of the year.

        Total volume in Central Europe decreased 14.5 percent in the first half of 2004. This decline was driven primarily by an increase in net pricing in response to market-wide increases in costs related to the countries’ accession into the EU, including increases in retailer margins, higher value-added taxes and higher utility costs as a result of privatization of those industries. We also experienced cold weather conditions in late spring and early summer that negatively impacted volume. We experienced declining volume trends quarter over quarter in the first half of 2004, due partly to a reduction in certain promotions, notably our water promotion in the first quarter of 2004, which provided a free bottle of water when purchasing a two-liter carbonated soft drink. Our water category, which accounts for nearly 30 percent of our volume in Central Europe, experienced double digit declines in the first half of 2004, despite the promotions in the first quarter. In addition, Trademark Pepsi volume declined by double digits in the first half of 2004 compared to the same period in the prior year.

Contents

        Volumes in the Caribbean decreased 3.9 percent in the first half of 2004 compared to the same period last year, primarily reflecting volume declines in Jamaica and Puerto Rico as we lapped strong prior year performance in Puerto Rico and increased pricing in Jamaica to mitigate the impact of the devaluation of the Jamaican dollar. Carbonated beverage volumes declined in the mid single digits in the first half of 2004 compared to the same period in the prior year, offset slightly by volume increases in the water category due to the launch of the Essential water brand name and other non-carbonated brands such as SOBE and Gatorade.

Net Sales

        Net sales and net pricing statistics for the first half of 2004 and 2003 were as follows (dollar amounts in millions):

Net Sales	2004	2003		Change

U.S.	$1,411.0	$1,314.5		7.3%
Central Europe	144.6	151.6		(4.6%	)
Caribbean	91.7	86.9		5.5%

Worldwide	$1,647.3	$1,553.0		6.1%

Net Pricing Growth (Decline)	2004	2003

U.S.	4.6%	0.2%
Central Europe	11.6%	14.8%
Caribbean	8.0%	(0.3%	)

Worldwide	6.6%	1.6%

        Net sales increased $94.3 million, or 6.1 percent, to $1,647.3 million in the first half of 2004 compared to $1,553.0 million the first half of 2003. The increase was driven primarily by increased worldwide net pricing of 6.6 percent and volume growth in the U.S., partially offset by volume declines in Central Europe and the Caribbean. We anticipate that worldwide net pricing will grow approximately four percent in fiscal year 2004 compared to fiscal year 2003.

        Net sales in the U.S. for the first half of 2004 increased $96.5 million, or 7.3 percent, to $1,411.0 million from $1,314.5 million in the first half of 2003. The increase was primarily the result of a 4.6 percent increase in net pricing along with a 2.0 percent increase in volume. The improvement in net pricing was driven by price increases of 3.2 percent and a package mix contribution of 1.4 percent. The top-line growth has been driven by strong contributions from our non-carbonated beverages category, most notably double-digit growth in Aquafina. New product and packaging innovations continue to provide incremental growth, including the introductions of Pepsi Vanilla and recently, Pepsi Edge, the new 8-ounce can package, and the Fridge-Mate 12-ounce can package, which utilizes a two-by-six configuration.

        Net sales in Central Europe for the first half of 2004 decreased $7.0 million or 4.6 percent to $144.6 million from $151.6 million in the first half of 2003. This decrease resulted from a volume decrease of 14.5 percent, which was partly offset by an increase in net pricing of 11.6 percent. As a result of cost pressures associated with our markets' accession into the EU, we increased our net pricing. Promotional efforts in the first quarter of 2004 enabled us to maintain volume while increasing our pricing. However, the reduction of these promotional activities in the second quarter of 2004 has resulted in lower volumes as consumers are adjusting to higher price points associated with all consumer products. The decrease in net sales was partially offset by favorable foreign exchange rates that contributed approximately $6.8 million to Central Europe’s net sales in the first half of 2004.

        Net sales in the Caribbean increased 5.5 percent in the first half of 2004 to $91.7 million from $86.9 million in the prior year first half. The increase in net sales resulted primarily from a contribution of $3.9 million due to the consolidation of the Bahamas in the first quarter of 2004. The increase was also driven by an increase in net pricing of 8.0 percent, partially offset by volume declines of 3.9 percent and the unfavorable impact of foreign currency.

Cost of Goods Sold

        Cost of goods sold for the first half of 2004 and 2003 was as follows (dollar amounts in millions):

	2004	2003	Change

U.S.	$795.2	$753.1	5.6%
Central Europe	80.5	87.7	(8.2%	)
Caribbean	67.4	66.4	1.5%

Worldwide	$943.1	$907.2	4.0%

Contents

        Cost of goods sold increased $35.9 million, or 4.0 percent, to $943.1 million in the first half of 2004 from $907.2 million in the first half of 2003. This increase was driven primarily by higher raw material costs. Overall, we expect that cost of goods sold per unit will grow four to five percent during fiscal year 2004 as compared to the prior fiscal year.

        In the U.S., cost of goods sold increased $42.1 million, or 5.6 percent, to $795.2 million in the first half of 2004 from $753.1 million in the prior year first half driven primarily by increased volumes of 2.0 percent and a higher cost of goods sold per unit. Cost of goods sold per unit increased 3.6 percent in the U.S., primarily driven by price increases in aluminum and fuel and higher packaging costs related to product mix. In addition, concentrate costs, which represent approximately 40 percent of total product costs in the U.S., will continue to be higher, as PepsiCo concentrate prices increased on average by approximately 0.8 percent beginning in February 2004.

        In Central Europe, cost of goods sold decreased $7.2 million, or 8.2 percent, to $80.5 million in the first half of 2004, compared to $87.7 million in the prior year first half. Cost of goods sold decreased mainly due to decreased volumes of 14.5 percent, offset by the unfavorable impact of foreign exchange of $4.1 million and higher raw materials costs. Cost of goods sold per unit in Central Europe increased due to higher sugar prices resulting from the EU accession of Poland, Hungary, the Czech Republic and Republic of Slovakia in May 2004. Upon entry into the EU, price supports for sugar in Poland were removed and our costs are expected to increase by approximately $6 million to $8 million for the period May 1, 2004 through December 31, 2004. In addition we have experienced an increase in utility costs due to the privatization of these industries after the EU accession.

        In the Caribbean, cost of goods sold increased $1.0 million, or 1.5 percent, to $67.4 million in the first half of 2004, compared to $66.4 million in the first half of 2003. Cost of goods sold increased mainly due to the consolidation of the Bahamas beginning in the first quarter of 2004 which contributed $2.8 million of the increase in cost of goods sold. This increase was partially offset by a decrease of $1.8 million in the remainder of the Caribbean markets due to lower volumes and the favorable impact of foreign currency rates in Jamaica.

Selling, Delivery and Administrative Expenses

        Selling, delivery and administrative expenses for the first half of 2004 and 2003 were as follows (dollar amounts in millions):

	2004	2003	Change

U.S.	$449.5	$416.1	8.0%
Central Europe	66.6	69.1	(3.6%	)
Caribbean	25.2	22.4	12.5%

Worldwide	$541.3	$507.6	6.6%

        In the first half of 2004, SD&A expenses increased $33.7 million, or 6.6 percent, to $541.3 million from $507.6 million in the comparable period of the previous year. As a percentage of net sales, SD&A expenses increased to 32.9 percent in the first half of 2004, compared to 32.7 percent in the prior year first half. The increase in SD&A expenses as a percentage of net sales was primarily attributed to higher operating costs in the U.S. We expect an increase of approximately five percent in SD&A expenses for fiscal year 2004, compared to fiscal year 2003.

        In the U.S., SD&A expenses increased $33.4 million to $449.5 million in the first half of 2004, compared to $416.1 million in the prior year first half. SD&A expenses as a percentage of net sales increased to 31.9 percent compared to 31.7 percent in the prior year first half, as a result of higher compensation and benefits costs, increased workers compensation and other insurance costs, and higher promotional costs against our core brands. In addition, we had higher repairs and maintenance costs, higher depreciation costs related to Nextgen and equipment spending, and additional costs related to Pepsi Connect, our new telephone sales center which began operations in the second quarter of 2003.

        In Central Europe, SD&A expenses decreased $2.5 million, or 3.6 percent, to $66.6 million from $69.1 million in the prior year first half. Excluding the unfavorable impact of foreign exchange of $2.5 million, SD&A costs decreased by $5.0 million or 7.2 percent, due to lower volume and our successful cost management driven by our migration to an alternative sales and distribution strategy in the rural areas of Central Europe.

Contents

        In the Caribbean, SD&A expenses increased $2.8 million, or 12.5 percent, to $25.2 million from $22.4 million in the prior year first half due mainly to the incremental SD&A costs of $1.4 million in the Bahamas, which was consolidated beginning in the first quarter of 2004, and higher compensation and related benefit costs.

Special Charges

        We recorded special charges of $1.8 million in the first half of 2004 in Central Europe. These special charges recorded in the first half of 2004 included $1.2 million of severance costs and related benefits related to a reduction in the workforce in Central Europe as we continued to rationalize the cost structure. In addition, we recorded special charges of $0.6 million in Hungary related to the continued modification of our distribution strategy to utilize third party distributors in more remote areas. These special charges in Hungary were primarily for severance costs and related benefits. We anticipate these programs to be substantially complete by the fourth quarter of 2004.

        In the first half of 2003, we recorded special charges of $7.4 million. In the U.S., we recorded special charges of $5.8 million, which consisted mainly of severance-related costs associated with the reduction of our U.S. workforce. In Central Europe, we recorded a special charge of $0.8 million, consisting mainly of asset write-downs, related to the modification of the distribution method in Poland, the Czech Republic and Republic of Slovakia. In the Caribbean, we recorded a special charge of $0.8 million, which consisted mainly of asset write-downs related to the shutdown of the Barbados manufacturing facility.

Operating Income

        Operating income for the first half of 2004 and 2003 was as follows (dollar amounts in millions):

	2004	2003	Change

U.S.	$166.3	$139.5	19.2%
Central Europe	(4.3)	(6.0)	28.3%
Caribbean	(0.9)	(2.7)	66.7%

Worldwide	$161.1	$130.8	23.2%

        Operating income increased $30.3 million, or 23.2 percent, to $161.1 million in the first half of 2004, compared to $130.8 million in the prior year first half, driven by a $26.8 million increase in operating income in the U.S. and the $3.5 million reduction of international operating losses. The increase in operating income in the U.S. was primarily attributed to higher gross margins due to continued net pricing increases and volume growth, offset, in part, by an increase in operating costs.

        Operating losses in Central Europe improved $1.7 million to $4.3 million in the first half of 2004, compared to losses of $6.0 million in the prior year first half, due mainly to increased net pricing and lower SD&A costs.. The impact of foreign currency rates contributed approximately $0.3 million of the $1.7 million overall operating improvement in Central Europe. Operational performance in the Caribbean improved by $1.8 million with operating losses of $0.9 million in the first half of 2004 compared to operating losses of $2.7 million in the prior year.

Interest and Other Expenses

        Net interest expense decreased $5.3 million in the first half of 2004 to $32.1 million, compared to $37.4 million in the first half of 2003, due in part to the refinancing of a portion of our fixed-rate debt in the first quarter of 2003, payment at maturity of the $150 million, face value 6.0 percent notes in the second quarter of 2004, and lower average balances in our securitization and commercial paper programs in the first half of 2004 as compared to the same period in the prior year. The 2003 amount includes the loss on the early extinguishment of debt in the first half of 2003 of $8.8 million, offset in part, by a $6.4 million increase in interest income due to the favorable resolution of a tax refund case related to the ESOP. See the “Income Taxes” note to the Condensed Consolidated Financial Statements for further discussion.

        We recorded other income, net, of $2.4 million in the first half of 2004 compared to other expense, net, of $1.7 million reported in the first half of 2003. Included in other income, net, in the first half of 2004 is a gain of $5.2 million associated with sale of a parcel of land in downtown Chicago in 2002. The gain reflected the settlement and final payment on the promissory note related to the initial land sale, for which we had previously provided a full allowance. In the first half of 2003, we recorded an additional gain of $2.1 million on the same land sale related to the favorable resolution of certain contingencies.

Contents

Income Taxes

        The effective income tax rate, which is income tax expense expressed as a percentage of income before income taxes, was 37.5 percent for the first half of 2004, compared to 36.6 percent in the first half of 2003. Excluding the additional tax accruals recorded of $4.3 million, as well as the tax benefit recorded of $6.0 million related to the favorable ESOP settlement, the effective tax rate for the first half of 2003 was 38.5 percent. See the “Income Taxes” note to the Condensed Consolidated Financial Statements for further discussion of the significant items recorded in “Income taxes.”

Net Income

        Net income increased $24.1 million to $82.2 million in the first half of 2004, compared to $58.1 million in the first half of 2003. The increase in net income was attributed mainly to improved worldwide net pricing, volume growth in the U.S., and the cost savings experienced in Central Europe, offset by higher cost of goods sold per unit and increased U.S. operating costs. Other operational factors impacting net income were previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

        Operating Activities. Net cash provided by operating activities increased by $92.5 million to $221.8 million in the first half of 2004, compared to $129.3 million in the first half of 2003. This increase can mainly be attributed to our $24.1 million improvement in operating performance to $82.2 million and an increase in our accounts receivable securitization program of $89.1 million, offset by a lower benefit from changes in primary working capital due to increases in receivables and inventory. Primary working capital is comprised of inventory, accounts payable and accounts receivable, excluding securitized receivables. The increases in accounts receivable and inventory related primarily to timing.

        Investing Activities. Investing activities in the first half of 2004 included capital investments of $51.3 million, compared to $72.5 million in the first half of 2003. The decline in capital expenditures was primarily due to timing, as well as planned lower spending, as we expect our capital spending to be in the range of $120 million to $130 million for the full year 2004, compared to capital investments of $158.3 million for the full year 2003.

        In January 2004, we completed the acquisition of the Dr Pepper franchise rights for a 13-county area in northeast Arkansas and certain related assets from Dr Pepper Bottling Company of Paragould, Inc. We acquired the franchise rights and related assets for $17.7 million, of which $17.6 million was paid in cash in the first quarter of 2004.

        In addition, in March 2004, we acquired 2,000 additional shares of Pepsi-Cola Bahamas for $3.3 million, which increased our ownership interest in the Bahamas from 30 percent to 70 percent. As a result, we have consolidated the Bahamas beginning in the first quarter of 2004. The investment was accounted for under the equity investment method prior to this transaction.

        In June 2004, we received $5.2 million associated with the 2002 sale of a parcel of land in downtown Chicago. This receipt reflected the settlement and final payment on the promissory note related to the initial sale of this property.

        Financing Activities. Our total debt increased $15.0 million to $1,293.3 million at the end of the first half of 2004, from $1,278.3 million at the end of fiscal year 2003. In the first half of 2004, we assumed $3.4 million of debt associated with the Pepsi-Cola Bahamas transaction. We also had net borrowings of $169.1 million from our commercial paper program as of the end of the second quarter of 2004. In May 2004, we paid $150.0 million at the maturity of the $150 million, face value 6.0 percent notes.

Contents

        In the first half of 2003, we issued $150 million of notes due in March 2013 with a coupon rate of 4.5 percent. Net proceeds from these notes were $146.3 million, which reflected the reduction for discount and issuance costs totaling $2.6 million, as well as a treasury rate lock settlement payment of $1.1 million. The proceeds were used to redeem $150 million of notes that were issued in March 2001. In February 2003, the investors of the $150 million of notes issued in March 2001 notified us that they wanted to exercise their option to purchase and remarket the notes pursuant to the remarketing agreement, unless we elected to redeem the notes. In March 2003, we redeemed the notes pursuant to the agreement. We paid approximately $164.5 million for the fair value of the debt to be extinguished, net of the reverse treasury rate lock settlement of $3.2 million. In addition, we repaid the $125 million 7.25 percent notes that came due during the first quarter of 2003.

        We have a revolving credit agreement with maximum borrowings of $500 million, which acts as a back up as required by our credit rating agencies for our commercial paper program. Accordingly, we have a total of $500 million available under the commercial paper program and revolving credit facility combined. There were $192.5 million of commercial paper borrowings at the end of the first half of 2004 compared to $26.0 million at the end of fiscal year 2003.

        During the first half of 2004, we executed an accelerated stock repurchase program in which we repurchased 10 million shares of our common stock for $200.6 million. See the “Accelerated Share Repurchase Program” note in the Condensed Consolidated Financial Statements for further discussion. During the first half of 2003, we repurchased approximately 4.3 million shares of our common stock for $56.0 million. The issuance of common stock, including treasury shares, for the exercise of stock options resulted in cash inflows of $56.1 million in the first half of 2004, compared to $4.3 million in the first half of 2003.

        On February 17, 2004, we announced that our Board of Directors declared a quarterly dividend of $0.075 per share on PepsiAmericas common stock for the first quarter of 2004. The dividend was payable April 1, 2004 to shareholders of record on March 12, 2004. On April 28, 2004, we announced that our Board of Directors declared quarterly dividends of $0.075 per share on PepsiAmericas common stock for the remainder of fiscal year 2004 for an annual dividend of $0.30 per share. During the first half of 2004, we paid cash dividends of $21.2 million based on this quarterly cash dividend rate. The remaining quarterly dividends will be paid on October 1, 2004 and January 3, 2005 to shareholders of record on September 15, 2004 and December 15, 2004, respectively. In the first half of 2003, we declared cash dividends of $5.7 million based on a dividend of $0.04 per share.

        See the Annual Report on Form 10-K for fiscal year 2003 for a summary of our contractual obligations as of the end of fiscal year 2003. There were no significant changes to such contractual obligations in the first half of 2004. We believe that our operating cash flows are sufficient to fund our existing operations for the foreseeable future. In addition, we believe that with our operating cash flows, available lines of credit, and the potential for additional debt and equity offerings, we will have sufficient resources to fund our future growth and expansion. There are a number of options available to us and we continue to examine the optimal uses of our cash, including repurchasing our stock and reinvesting in the business or acquisitions, assuming a high economic return.

        Discontinued operations. We continue to be subject to certain indemnification obligations, net of insurance, under agreements related to previously sold subsidiaries, including indemnification expenses for potential environmental and tort liabilities of these prior subsidiaries. There is significant uncertainty in assessing our potential expenses for complying with our indemnification obligations, as the determination of such amounts is subject to various factors, including possible insurance recoveries and the allocation of liabilities among other potentially responsible and financially viable parties. Accordingly, the ultimate settlement and timing of cash requirements related to such indemnification obligations may vary significantly from the estimates included in our financial statements. At the end of the first half of 2004, we had recorded $115.1 million in liabilities for future remediation and other related costs arising out of our indemnification obligations. This amount excludes possible insurance recoveries and is determined on an undiscounted cash flow basis. In addition, we have funded coverage pursuant to an insurance policy purchased in fiscal year 2002 (see the “Environmental and Other Commitments and Contingencies” note to the Condensed Consolidated Financial Statements), which reduces the cash required to be paid by us for certain environmental sites pursuant to our indemnification obligations. The Finite Funding amount recorded was $22.4 million at the end of the second quarter of 2004, of which $3.0 million is expected to be recovered in the next twelve months based on our expenditures, and is thus, included as a current asset.

        During the first half of 2004 and 2003, we paid approximately $3.6 million and received approximately $1.3 million, respectively, related to such indemnification obligations, net of insurance settlements of $5.0 million and $7.5 million, respectively, as well as the benefit of taxes. We expect to spend approximately $15 million to $25 million in fiscal year 2004 for remediation and other related costs, excluding possible insurance recoveries (see the “Environmental and Other Commitments and Contingencies” note to the Condensed Consolidated Financial Statements for further discussion of discontinued operations and related environmental liabilities).

Contents

RELATED PARTY TRANSACTIONS

        We are a licensed producer and distributor of Pepsi carbonated and non-carbonated soft drinks and other non-alcoholic beverages in the U.S., Central Europe and the Caribbean. We operate under exclusive franchise agreements with soft drink concentrate producers, including “master” bottling and fountain syrup agreements with PepsiCo, Inc. for the manufacture, packaging, sale and distribution of PepsiCo branded products. The franchise agreements exist in perpetuity and contain operating and marketing commitments and conditions for termination. As of the end of the second quarter of 2004, PepsiCo beneficially owned 41.5 percent of our common stock.

        We purchase concentrate from PepsiCo to be used in the production of Pepsi carbonated soft drinks and other non-alcoholic beverages. PepsiCo also provides us with various forms of bottler incentives (marketing support programs) to promote its brands. These bottler incentives cover a variety of initiatives, including marketplace support, equipment-related programs, and shared media and advertising support. There are no conditions or requirements that could result in the repayment of any support payments we have received.

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

        PepsiCo provides various procurement services under a shared services agreement, including the execution of derivatives contracts associated with certain related raw materials purchases. PepsiCo also collects and remits to us certain rebates from the various suppliers related to our procurement volume.

        Although we did not enter into any new agreements with Pohlad Companies or its subsidiaries in the first half of 2004, we have an existing arrangement related to the joint ownership of an aircraft. This transaction is not material to our Condensed Consolidated Financial Statements. Robert C. Pohlad, our Chairman and Chief Executive Officer, is the President and owner of approximately 33 percent of the capital stock of Pohlad Companies.

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

Commodity Prices

        The risk from commodity price changes relates to our ability to recover higher product costs through price increases to customers, which may be limited due to the competitive pricing environment that exists in the soft drink business. We use derivative financial instruments to hedge price fluctuations for a portion of our aluminum requirements over a specified period of time. Because of the high correlation between aluminum commodity prices and our contractual cost of these products, we consider these hedges to be highly effective. As of the end of the second quarter of 2004, we have hedged a portion of our anticipated aluminum can purchases through November 2005.

Interest Rates

        In the second quarter of 2004, the risk from changes in interest rates was not material to our operations because a significant portion of our debt issues represented fixed rate obligations. Our floating rate exposure relates to changes in the six-month London Interbank Offered Rank (“LIBOR”) rate and the overnight Federal Funds rate. Assuming consistent levels of floating rate debt with those held at the end of the second quarter of 2004, a 50 basis point (0.5 percent) change in each of these rates would not have had a significant impact on our second quarter and first half of 2004 interest expense. We have entered into interest rate swaps to convert a portion of our fixed rate debt to floating rate debt. We had cash equivalents throughout the second quarter and first half of 2004, principally invested in money market funds and commercial paper, which were most closely tied to overnight Federal Funds rates. Assuming a change of 50 basis points in the rate of interest associated with our cash equivalents at the end of the second quarter of 2004, interest income for the second quarter and first half of 2004 would not have changed by a significant amount.

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

        International operations, based on net sales, represented approximately 15 percent and 14 percent of our total operations in the second quarter and first half of 2004, respectively. Changes in currency exchange rates impact the translation of the results of certain international operations from their local currencies into U.S. dollars. If the currency exchange rates had changed by five percent in the second quarter and first half of 2004, we estimate the impact on reported operating income for those periods would not have been significant. Our estimate reflects the fact that a portion of the international operations costs are denominated in U.S. dollars, including concentrate purchases. This estimate does not take into account the possibility that rates can move in opposite directions and that gains in one category may or may not be offset by losses from another category.

Equity Prices

        We are subject to equity price risk due to the repurchase of our common stock through our accelerated stock repurchase program (see the "Accelerated Share Repurchase Program" note in the Condensed Consolidated Financial Statements for further discussion). At the end of the program, we may receive or be required to pay a price adjustment based on the difference between the weighted average price of our stock over the life of the program and the initial purchase price of $20.03 per share. At our election, any payments we are obligated to make pursuant to the settlement of the forward sales contract will either be in cash or in shares of our common stock. Changes in the fair value of our common stock will impact the final settlement of the program. At the end of the second quarter of 2004, the investment bank had acquired approximately 3.7 million shares at an average price of $21.02 per share. The following table sets forth the reported high and low sales prices of our common stock as reported on the New York Stock Exchange during the second quarter and first half of 2004:

	Second Quarter 2004	First Half 2004
High	$21.67	$21.67
Low	$19.23	$17.07

Item 4.	Controls and Procedures.

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

        During the second quarter of 2004, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Contents

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings.

No material changes to be reported for the second quarter of 2004.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Our share repurchase program activity for each of the three months ended July 3, 2004 was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Share Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 4, - May 1, 2004	10,000,000	$20.06	13,550,701	6,449,299
May 2, - May 29, 2004	–	–	13,550,701	6,449,299
May 30, - July 3, 2004	–	–	13,550,701	6,449,299

For the Quarter Ended July 3, 2004	10,000,000	$20.06

(1) On April 30, 2004, we repurchased 10 million shares of our common stock at a total cost of $200.6 million under an accelerated share repurchase program. Refer to the "Accelerated Share Repurchase Program" note of the Condensed Consolidated Financial Statements for further discussion.

(2) Includes commissions of $0.03 per share.

(3) On December 19, 2002, we announced that our Board of Directors authorized the repurchase of 20 million shares under a previously authorized repurchased program. Prior to fiscal year 2004, we repurchased 3,550,701 shares. All share repurchases reported above have been made pursuant to the program.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	April 22, 2004 Annual Meeting of Shareholders

(b)	Election of Directors

The following persons were elected at the Annual Meeting of Shareholders held on April 22, 2004 to serve as directors for the ensuing year:

Brenda C. Barnes	Jarobin Gilbert, Jr.
Herbert M. Baum	Matthew M. McKenna
Richard G. Cline	Lionell L. Nowell, III
Pierre S. du Pont	Robert C. Pohlad
Archie R. Dykes

(c)	Matters Voted Upon

Proposal 1: Election of Directors

The following votes were recorded with respect to this proposal:

	Votes For	Votes Withheld

Brenda C. Barnes	131,896,986	3,439,535
Herbert M. Baum	131,266,965	4,069,556
Richard G. Cline	131,812,238	3,524,283
Pierre S. du Pont	131,340,254	3,996,267
Archie R. Dykes	131,735,351	3,601,170
Jarobin Gilbert, Jr.	132,575,270	2,761,251
Matthew M. McKenna	134,406,633	929,888
Lionell L. Nowell, III	134,407,492	929,029
Robert C. Pohlad	132,265,942	3,070,579

Contents

         Proposal 2: Approval of Amendment to 2000 Stock Incentive Plan

The following votes were recorded with respect thereto:

Votes for	118,077,172
Votes against	10,537,615
Votes abstaining	227,565
Broker non-votes	6,494,168

         Proposal 3: Ratification of Appointment of Independent Auditors

The following votes were recorded with respect thereto:

Votes for	133,293,248
Votes against	1,933,397
Votes abstaining	109,875
Broker non-votes	–

         Proposal 4: Shareholder Proposal—Executive Equity Compensation Plans

The following votes were recorded with respect thereto:

Votes for	16,108,279
Votes against	111,795,896
Votes abstaining	938,176
Broker non-votes	6,494,168

         Proposal 5: Shareholder Proposal—Recycling Strategy

The following votes were recorded with respect thereto:

Votes for	6,694,152
Votes against	117,551,781
Votes abstaining	4,596,420
Broker non-votes	6,494,168

(d).	Not applicable

Item 5.	Other Information

Effective May 4, 2004, Brenda C. Barnes resigned from our Board of Directors. Ms Barnes was named President and Chief Operating Officer of Sara Lee Corporation, and as a result, resigned from her role as a board member of various public companies, including our company. Ms. Barnes was a member of the Management Resources and Compensation Committee and the Governance, Finance and Nominating Committee of our Board of Directors.

Item 6.	Exhibits and Reports on Form 8-K

(a).	Exhibits.

See "Exhibit Index."

(b).	Reports on Form 8-K.

On April 28, 2004, we furnished a Current Report with regards to our press release dated April 28, 2004, “PepsiAmericas Reports Strong Topline and Net Income Growth in the First Quarter of 2004.”

On May 4, 2004, we filed a Current Report with regards to our press release dated May 3, 2004, “PepsiAmericas Announces Repurchase of 10 Million Shares.”

Contents

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2004	PEPSIAMERICAS, INC.

By: /s/ G. MICHAEL DURKIN, JR.
G. Michael Durkin, Jr. Executive Vice President and Chief Financial Officer (As Chief Accounting Officer and Duly Authorized Officer of PepsiAmericas, Inc.)

Contents

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Amended and Restated Receivables Sale Agreement Dated as of May 24, 2002 among Pepsi-Cola General Bottlers, Inc., Pepsi-Cola General Bottlers of Ohio, Inc., Pepsi-Cola General Bottlers of Indiana, Inc., Pepsi-Cola General Bottlers of Wisconsin, Inc., Pepsi-Cola General Bottlers of Iowa, Inc., Iowa Vending, Inc., Marquette Bottling Works, Incorporated, Northern Michigan Vending, Inc., Delta Beverage Group, Inc., and Dakbev, LLC, as originators and Whitman Finance, Inc. as Buyer.

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

