Form 10-Q
period 2004-10-02
PEPSIAMERICAS INC/IL/
filed 2004-11-12
CIK 1084230

 Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

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

(612) 661-4000
Registrant's telephone number, including area code

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

As of October 29, 2004 the Registrant had 138,474,904 outstanding shares of common stock, par value $0.01 per share, the Registrant's only class of common stock.

Contents

PEPSIAMERICAS, INC. FORM 10-Q THIRD QUARTER 2004

Contents

PEPSIAMERICAS, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited and in millions, except per share data)

	Third Quarter		First Nine Months

	2004	2003	2004	2003

Net sales	$883.3	$865.0	$2,530.6	$2,418.0
Cost of goods sold	506.5	494.4	1,449.6	1,401.6

Gross profit	376.8	370.6	1,081.0	1,016.4
Selling, delivery and administrative expenses	269.2	260.3	810.5	767.8
Special charges, net	0.5	(1.0)	2.3	6.4

Operating income	107.1	111.3	268.2	242.2
Interest expense, net	(13.0)	(16.8)	(45.1)	(54.2)
Other income (expense), net	0.1	(2.4)	2.5	(4.2)

Income before income taxes	94.2	92.1	225.6	183.8
Income taxes	29.9	29.6	79.1	63.2

Net income	$64.3	$62.5	$146.5	$120.6

Weighted average common shares:
Basic	136.8	142.9	139.9	143.2
Incremental effect of stock options and awards	2.4	1.0	2.6	0.6

Diluted	139.2	143.9	142.5	143.8

Net income per share:
Basic	$0.47	$0.44	$1.05	$0.84
Diluted	0.46	0.43	1.03	0.84

Cash dividends per share	$0.075	$–	$0.225	$0.04

See accompanying notes to condensed consolidated financial statements.

Contents

PEPSIAMERICAS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited and in millions, except per share data)

	End of Third Quarter 2004	End of Fiscal Year 2003

ASSETS:
Current assets:
Cash and equivalents	$78.6	$69.0
Receivables	205.7	268.8
Inventories	177.3	169.8
Other current assets	58.9	52.6

Total current assets	520.5	560.2
Property (at cost)	2,172.3	2,115.6
Accumulated depreciation	(1,087.8)	(985.8)

Net property	1,084.5	1,129.8
Goodwill and intangible assets, net	1,764.2	1,766.6
Other assets	114.1	124.1

Total assets	$3,483.3	$3,580.7

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Short-term debt, including current maturities of long-term debt	$187.7	$199.9
Payables	185.6	204.1
Other current liabilities	173.1	195.5

Total current liabilities	546.4	599.5
Long-term debt	1,017.2	1,078.4
Deferred income taxes	129.5	112.7
Other liabilities	226.2	225.0

Total liabilities	1,919.3	2,015.6

Shareholders' equity:
Preferred stock ($0.01 par value, 12.5 million shares authorized; no shares issued)	–	–
Common stock ($0.01 par value, 350 million shares authorized; 167.6 million shares issued - 2004 and 2003)	1,535.7	1,534.5
Retained income	554.6	439.8
Unearned stock-based compensation	(10.8)	(8.2)
Accumulated other comprehensive loss:
Cumulative translation adjustment	4.1	(0.4)
Net unrealized investment and hedging losses	11.2	–
Minimum pension liability	(31.2)	(29.0)

Accumulated other comprehensive loss	(15.9)	(29.4)
Treasury stock, at cost (29.2 million shares - 2004 and 23.8 million shares - 2003)	(499.6)	(371.6)

Total shareholders' equity	1,564.0	1,565.1

Total liabilities and shareholders' equity	$3,483.3	$3,580.7

See accompanying notes to condensed consolidated financial statements.

Contents

PEPSIAMERICAS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in millions)

	First Nine Months

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$146.5	$120.6
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	131.7	131.4
Deferred income taxes	18.0	31.5
Special charges, net	2.3	6.4
Cash outlays related to special charges	(2.3)	(6.5)
Gain on sale of investments	(5.2)	(2.1)
Other	11.2	6.6
Changes in assets and liabilities, exclusive of acquisitions and divestitures:
Increase in securitized receivables	100.0	7.7
Increase in remaining receivables	(23.7)	(4.0)
Increase in inventories	(5.7)	(17.9)
Decrease in payables	(23.1)	(14.7)
Net change in other assets and liabilities	7.3	(13.8)

Net cash provided by operating activities	357.0	245.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(79.9)	(97.9)
Acquisitions, net of cash acquired	(21.2)	(2.5)
Proceeds from sale of property	2.0	2.9
Proceeds from sale of investment	5.2	6.4

Net cash used in investing activities	(93.9)	(91.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings of short-term debt	75.1	18.2
Proceeds from issuance of long-term debt	–	146.3
Repayment of long-term debt	(150.9)	(279.4)
Treasury stock purchases	(201.4)	(66.6)
Issuance of common stock	59.5	7.1
Cash dividends	(31.6)	(5.7)

Net cash used in financing activities	(249.3)	(180.1)

Net cash used in discontinued operations	(4.4)	(1.7)
Effects of exchange rate changes on cash and equivalents	0.2	(0.1)

Change in cash and equivalents	9.6	(27.8)
Cash and equivalents at beginning of year	69.0	113.8

Cash and equivalents at end of third quarter	$78.6	$86.0

Contents

PEPSIAMERICAS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Significant Accounting Policies

Quarterly reporting — The Condensed Consolidated Financial Statements included herein have been prepared by PepsiAmericas, Inc. (referred to herein as “PepsiAmericas,” “we,” “our” or “us”) without audit. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that the disclosures made are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year 2003. In the opinion of management, the information furnished herein reflects all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of results for the interim periods presented.

Our fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31st. Our 2003 fiscal year contained 53 weeks and ended January 3, 2004. Our third quarters and first nine months of 2004 and 2003 were based on the thirteen and thirty-nine weeks ended October 2, 2004 and September 27, 2003, respectively. Our business is highly seasonal; accordingly, the operating results of any individual quarter may not be indicative of a full year’s operating results.

Net income per share — Basic net income per share is based upon the weighted-average number of common shares outstanding. Diluted net income per share assumes the exercise of all options, which are dilutive, whether exercisable or not. The dilutive effects of stock options are measured under the treasury stock method. The basic and diluted net income per share amounts include the 10 million share repurchase in the second quarter of 2004 related to our accelerated share repurchase program. The dilutive effect of the related forward contract is measured under the reverse treasury stock method. See the “Accelerated Share Repurchase Program” note for further discussion.

Options to purchase the following shares were not included in the computation of diluted net income per share because the exercise price was greater than the average market price of the common shares during the related period:

	Third Quarter		First Nine Months

	2004	2003	2004	2003

Shares under options outstanding	2,525,356	8,927,777	2,525,356	9,046,132
Weighted-average exercise price per share	$23.00	$17.88	$23.00	$17.82

Reclassifications – Certain amounts in the prior period Condensed Consolidated Financial Statements have been reclassified to conform to the current year presentation.

Contents

Stock-based compensation – We use the intrinsic value method of accounting for our stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock-based employee compensation cost for options is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. We recognized compensation expense of $2.1 million and $1.4 million in the third quarter of 2004 and 2003, respectively, and $6.1 million and $4.2 million in the first nine months of 2004 and 2003, respectively, related to restricted stock award grants, which is included in “Net income, as reported” in the table below. The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. The table (in millions, except per share data) is presented pursuant to amended disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”

	Third Quarter		First Nine Months

	2004	2003	2004	2003

Net income, as reported	$64.3	$62.5	$146.5	$120.6
Deduct: total stock–based employee compensation expense determined under fair value based method for all options, net of tax	(0.9)	(0.8)	(2.7)	(3.0)

Pro forma net income	$63.4	$61.7	$143.8	$117.6

Net income per share:
Basic: As reported	$0.47	$0.44	$1.05	$0.84

Pro forma	$0.46	$0.43	$1.03	$0.82

Diluted: As reported	$0.46	$0.43	$1.03	$0.84

Pro forma	$0.46	$0.43	$1.01	$0.82

The Black-Scholes model and the assumptions presented in the following table were used to estimate the fair values of the options granted for the first nine months of 2004 and 2003. We did not grant any options during the third quarter of 2004 or 2003. In the first nine months of 2004 and 2003, the weighted-average estimated fair values at the dates of option grants were $4.66 and $3.28, respectively.

	2004	2003

Risk-free interest rate	3.1%	2.8%
Expected dividend yield	1.6%	0.3%
Expected volatility	27.0%	26.0%
Estimated lives of options (in years)	5.0	5.0

2.	Special Charges

We recorded special charges of $0.5 million in the third quarter of 2004 and $2.3 million in the first nine months of 2004 in Central Europe. These special charges recorded in the third quarter and first nine months of 2004 included $0.5 million and $1.7 million, respectively, of severance costs and related benefits associated with a reduction in the workforce in Central Europe as we continued to rationalize the cost structure. In addition, we recorded special charges of $0.6 million in Hungary related to the continued modification of our distribution strategy to increase utilization of third party distributors in more remote areas. These special charges in Hungary were primarily for severance costs and related benefits. We anticipate these programs to be substantially complete by the fourth quarter of 2004.

We recorded a net reversal of special charges of $1.0 million in the third quarter of 2003 and special charges of $6.4 million in the first nine months of 2003. In the United States (“U.S.”), we recorded special charges of $5.8 million in the first quarter of 2003 related to the reduction in workforce. This charge was primarily for severance-related costs, including the acceleration of restricted stock awards. In Central Europe, we recorded additional charges related to the marketing and distribution strategy changes of $1.1 million and $1.9 million for the third quarter of 2003 and the first nine months of 2003, respectively. Due to favorable outcomes associated with outstanding lease obligations and severance payments in Poland related to the 2002 charge, we recorded a special charge reversal of $2.1 million during the third quarter of 2003. In the Caribbean, we recorded a special charge of $0.8 million during the second quarter of 2003 that consisted mainly of asset write-downs related to the shutdown of the Barbados manufacturing facility. Similar to the changes being made in Central Europe, we rationalized our operations in Barbados. Distribution is now outsourced through a local partner and production is sourced from a different manufacturing location.

Contents

The following table summarizes activity associated with the special charges (in millions):

	2004 Charge	2002 Charge	2001 Charge	Total

Accrued liabilities as of fiscal year end 2003 (employee-related, lease cancellation and other costs)	$–	$1.0	$0.2	$1.2
Central Europe special charges	2.3	–	–	2.3
Asset write-downs	(0.3)	–	–	(0.3)
Expenditures for employee-related and other costs	(1.8)	(0.3)	–	(2.1)
Expenditures for lease terminations	–	(0.2)	–	(0.2)

Accrued liabilities at the end of the third quarter of 2004	$0.2	$0.5	$0.2	$0.9

All of the special charges we recorded during 2003 were utilized by the end of fiscal year 2003 and thus are not reflected in the table above. The accrued liabilities that remain from the 2001 special charge are due to employees that are currently on extended leaves of absence. The total accrued liabilities remaining as of the end of the third quarter of 2004 are comprised of deferred severance payments and certain employee benefits, lease cancellation costs and other costs. We expect to pay a significant portion of the special charge liability of $0.9 million using cash from operations during the next twelve months; accordingly, such amounts are classified as other current liabilities.

3.	Interest Expense, Net

Interest expense, net, is comprised of the following (in millions):

	Third Quarter				First Nine Months

	2004		2003		2004		2003

Interest expense	$	(15.7)	$	(17.4)	$	(47.9)	$	(61.5)
Interest income		2.7		0.6		2.8		7.3

Interest expense, net	$	(13.0)	$	(16.8)	$	(45.1)	$	(54.2)

In the third quarter and first nine months of 2004, interest income included $0.8 million related to a state income tax refund and $1.1 million related to the settlement of certain income tax audits. See the “Income Taxes” note for further discussion.

In the first nine months of 2003, interest expense included $8.8 million related to the loss on the early extinguishment of debt.

Interest income in the first nine months of 2003 included $6.4 million related to the settlement of a tax matter involving our previously terminated Employee Stock Ownership Plan (“ESOP”). See the “Income Taxes” note for further discussion.

4.	Income Taxes

Pursuant to newly issued tax interpretations and in conjunction with the completion of the income tax audit in the third quarter of 2004, we reduced goodwill by $23.0 million for the reversal of the valuation allowance for the net operating loss carryforwards acquired in December 2000 (refer to the “Intangible Assets and Goodwill” note for further discussion). The triggering event for this reversal was our recently concluded income tax audit, which occurred during the third quarter. In the fourth quarter of 2004, we should receive $13.3 million from the tax authorities related to the utilization of a portion of the net operating carryforwards for tax returns filed through fiscal year 2002.

Contents

The effective income tax rate, which is income tax expense expressed as a percentage of income before income taxes, was 31.7 percent for the third quarter of 2004, compared to 32.1 percent in the third quarter of 2003. Several significant items impacted our effective tax rate for the third quarter of 2004 and 2003. In the third quarter of 2004, we recorded a $2.8 million benefit relating to the reversal of certain tax liabilities due to the settlement of income tax audits through the 2002 tax year. In addition, we recorded a $2.6 million benefit, net of taxes, relating to a state income tax refund. In the aggregate, these significant items for the third quarter of 2004 reduced our effective income tax rate by approximately 5.8 percent.

In the third quarter of 2003, we recorded a net reversal of tax liabilities of $6.0 million related primarily to the conclusion of various income tax audits through the 1999 tax year. This significant item for the third quarter of 2003 reduced our effective income tax rate by approximately 6.5 percent.

The effective income tax rate was 35.1 percent for the first nine months of 2004, compared to 34.4 percent in the first nine months of 2003. Several significant items impacted our effective tax rate for the first nine months of 2004 and 2003. For the first nine months of 2004, we recorded a $2.8 million benefit relating to the reversal of certain tax liabilities due to the settlement of income tax audits through the 2002 tax year. In addition, we recorded a $2.6 million benefit, net of taxes, relating to a state income tax refund. In aggregate, these significant items for the first nine months of 2004 reduced our effective income tax rate by approximately 2.4 percent.

For the first nine months of 2003, we recorded additional tax accruals of $4.3 million and a tax benefit of $6.0 million related to the favorable ESOP settlement. We also recorded a net reversal of tax liabilities of $6.0 million due primarily to the conclusion of various income tax audits through the 1999 tax year. In aggregate, these significant items for the first nine months of 2003 reduced our effective income tax rate by approximately 4.2 percent.

5.	Comprehensive Income

Our comprehensive income was as follows (in millions):

	Third Quarter		First Nine Months

	2004	2003	2004	2003

Net income	$64.3	$62.5	$146.5	$120.6
Minimum pension liability adjustment	–	–	(2.2)	–
Foreign currency translation adjustment	6.6	1.0	4.5	1.7
Net unrealized investment and hedging gains	2.8	0.9	11.2	6.7

Comprehensive income	$73.7	$64.4	$160.0	$129.0

Net unrealized investment and hedging gains are presented net of tax expense of $1.7 million and $6.7 million in the third quarter and first nine months of 2004, respectively. Net unrealized investment and hedging gains are presented net of tax expense of $0.5 million and $3.9 million in the third quarter of 2003 and the first nine months of 2003, respectively. The minimum pension liability adjustment is shown net of income tax benefit of $1.3 million in the first nine months of 2004.

6.	Inventory

As of the end of the third quarter of 2004, our inventory was comprised of approximately 44 percent raw materials and supplies and 56 percent finished goods. This mix is relatively consistent with the mix of inventory at the end of fiscal year 2003.

Contents

7.	Intangible Assets and Goodwill

The changes in the carrying value of goodwill by geographic segment for the first nine months of 2004 were as follows (in millions):

	U.S.	Central Europe	Caribbean	Total

Balance at end of year 2003	$1,711.5	$32.2	$17.4	$1,761.1
Acquisitions	0.1	–	2.3	2.4
Purchase accounting adjustment	(23.0)	–	0.3	(22.7)
Cumulative translation adjustment	–	0.5	–	0.5

Balance at end of third quarter of 2004	$1,688.6	$32.7	$20.0	$1,741.3

	As of End of Third Quarter 2004			As of End of Fiscal Year 2003

	Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Non-compete agreements	$1.2	$	(0.9)	$1.1	$	(0.7)
Franchise and distribution agreements	3.7		(0.9)	3.7		(0.8)

Total	$4.9	$	(1.8)	$4.8	$	(1.5)

Unamortized intangible assets:
Franchise and distribution agreements	$17.6			$–
Pension intangible asset	2.2			2.2

Total	$24.7			$7.0

Aggregate amortization expense:
For third quarter ended 2004 and 2003	$0.1			$0.1
For first nine months ended 2004 and 2003	$0.3			$0.3

Pursuant to newly issued tax interpretations and in conjunction with the completion of the income tax audit in the third quarter of 2004, we recorded an adjustment to goodwill in the U.S. for the reversal of the valuation allowance for the net operating loss carryforwards acquired in December 2000. Refer to the “Income Taxes” note for further discussion.

We evaluate identified intangible assets with indefinite useful lives for impairment annually. Impairment is measured as the amount by which the carrying value of the intangible asset exceeds its estimated fair value.

8.	Aquisitions

In January 2004, we completed the acquisition of the Dr Pepper franchise rights for a 13-county area in northeast Arkansas and certain related assets from Dr Pepper Bottling Company of Paragould, Inc. We completed the transaction jointly with Pepsi MidAmerica Company, which acquired the rights to separate Dr Pepper franchise territories in connection with this transaction. We acquired the franchise rights and related assets for $17.7 million. The franchise rights and related assets, primarily vending machines, were recorded at their estimated fair values of approximately $17.6 million and $0.1 million, respectively. The franchise rights are deemed to have an indefinite useful life, as the franchise and related bottling agreements are granted in perpetuity.

In addition, in March 2004 we acquired 2,000 additional shares of Pepsi-Cola Bahamas for $3.3 million, which increased our ownership interest in the Bahamas from 30 percent to 70 percent. As a result, we have consolidated the Bahamas beginning in the first quarter of 2004, as the investment was accounted for under the equity investment method prior to this transaction. Our cost to acquire the Bahamas has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values. This allocation is subject to adjustment when additional information concerning asset and liability valuations is finalized. The preliminary allocation has resulted in acquired goodwill of approximately $2.3 million, which we assigned to the Caribbean geographic segment. The assets acquired and liabilities assumed consisted primarily of inventory, fixed assets, and long-term debt. Minority interest associated with this investment is recorded in “Other income (expense), net” in the Condensed Consolidated Income Statement and in “Other liabilities” in the Condensed Consolidated Balance Sheet. The acquisition is not material to our consolidated results of operations; therefore, pro-forma financial information is not included in this note.

Contents

9.	Accelerated Share Repurchase Program

On April 30, 2004, we repurchased 10 million shares, or approximately 6.8 percent, of our common stock at a total cost of $200.6 million. The shares were purchased from an investment bank under an accelerated share repurchase program (the “Program”) at $20.03 per share. We simultaneously entered into a forward contract accounted for as a derivative, which is included in equity. The Program permitted us to repurchase the shares immediately with the final purchase price of those shares determined by the average market price over the duration of the Program. The completion of the Program will be driven by the average daily trading volume of our shares; we expect the Program to be completed in the fourth quarter of 2004. At the end of the Program, we may receive or be required to pay a price adjustment based on the difference between the weighted average price of our stock over the life of the Program and the initial purchase price of $20.03 per share. The price adjustment will also include certain amounts reflecting the investment bank’s carrying costs or benefits from purchasing shares at prices other than the initial price and its benefits from receiving the $200.6 million payment in advance of its purchases. At our election, any payments we are obligated to make pursuant to the settlement of the forward sales contract will either be in cash or in shares of our common stock. At the end of the third quarter of 2004, the investment bank had acquired approximately 7.7 million shares at an average price of $20.31 per share. The fair value of the forward sales contract at inception was zero, and pursuant to Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock,” changes in the instrument’s fair value will not be recorded in our consolidated financial statements until the end of the Program.

10.	Financial Instruments

In addition to the derivative instrument discussed in the “Accelerated Share Repurchase Program” note, we use derivative financial instruments to reduce our exposure to adverse fluctuations in commodity prices and interest rates. These financial instruments are “over-the-counter” instruments and were designated at their inception as hedges of underlying exposures. We do not use derivative financial instruments for speculative or trading purposes.

Cash Flow Hedges – We have hedged a portion of our anticipated aluminum can purchases through November 2005. As of the end of the third quarter of 2004 and fiscal year end 2003, we had deferred $6.1 million (net of $3.7 million in deferred income taxes) and $4.3 million (net of $2.5 million in deferred income taxes) of aluminum hedging gains, respectively, in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets. We expect to reclassify a majority of the deferred aluminum hedging gains as of the end of the third quarter of 2004 into cost of goods sold during the next 12 months.

Beginning in the third quarter of 2004, we entered into derivative financial instruments to hedge against volatility in future cash flows on anticipated natural gas purchases, the prices of which are indexed to natural gas market prices. Due to the high correlation between natural gas commodity prices and our contractual cost of natural gas, we consider these hedges to be highly effective. We have hedged a portion of our anticipated natural gas purchases through March 2005. As of the end of the third quarter of 2004, the deferred natural gas hedging gains in “Accumulated other comprehensive loss” were not material to the Condensed Consolidated Balance Sheet.

In anticipation of a long-term debt issuance in February of 2006, we entered into a forward starting swap agreement with an aggregate notional amount of $300.0 million in the third quarter of 2004. We accounted for this forward starting swap as a cash flow hedge, as the swap hedges against the variability of interest payments on the forecasted issuance of fixed-rate debt attributable to changes in interest rates. As of the end of the third quarter of 2004, we had deferred $1.6 million (net of $1.0 million in deferred income taxes) of forward starting swap gains in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheet, as this forward starting swap is considered highly effective in eliminating the interest rate risk on the forecasted debt issuance. The amount included in accumulated other comprehensive loss will be reclassified into earnings commensurate with the recognition of interest expense related to the anticipated debt issuance.

Contents

In anticipation of the long-term debt issuance in the first quarter of 2003, we entered into a treasury rate lock agreement with an aggregate notional amount of $150 million. We accounted for this treasury rate lock as a cash flow hedge, as the treasury rate lock hedged against the variability of interest payments on the forecasted issuance of fixed-rate debt attributable to changes in interest rates. We settled the treasury rate lock for $1.2 million concurrent with our debt issuance in the first quarter of 2003. We also settled a treasury rate lock for $2.5 million concurrent with the debt issuance in the third quarter of 2002. At the end of the third quarter of 2004 and fiscal year 2003, we had deferred approximately $1.5 million (net of $0.9 million in deferred income taxes) and $1.9 million (net of $1.1 million in deferred income taxes) of losses, respectively, in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets, as these treasury rate locks were considered highly effective in eliminating the interest rate risk on the forecasted debt issuances. Amounts included in accumulated other comprehensive loss are reclassified into earnings commensurate with the recognition of the interest expense on the debt issued in the first quarter of 2003.

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

Fair Value Hedges – Periodically, we enter into interest rate swap contracts to convert a portion of our fixed rate debt to floating rate debt, with the objective of reducing overall borrowing costs. We account for these swaps as fair value hedges, since they hedge against the change in fair value of fixed rate debt resulting from fluctuations in interest rates. In the third quarter of 2004, we terminated all outstanding interest rate swap contracts and received $14.4 million for the fair value of the interest rate swap contracts. The cumulative fair value adjustment to long-term debt of $13.1 million at the end of the third quarter of 2004 will be reclassified into earnings commensurate with the recognition of the related interest expense.

As of fiscal year end 2003, the fair value of the outstanding interest rate swaps was $15.3 million (net of $2.3 million interest receivable), which is reflected in “Other assets” in the Condensed Consolidated Balance Sheet. The fair value adjustment had no earnings impact since the swaps were considered highly effective in eliminating the interest rate risk of the fixed rate debt they were hedging.

11.	Pension and Other Postretirement Benefit Plans

	Third Quarter		First Nine Months

	2004	2003	2004	2003

Service cost	$0.8	$0.8	$2.5	$2.4
Interest cost	2.3	2.2	6.8	6.7
Expected return on plan assets	(2.8)	(2.9)	(8.5)	(8.6)
Amortization of prior service cost	(0.2)	(0.1)	(0.5)	(0.4)
Amortization of net loss	0.4	0.3	1.4	0.8

Net periodic pension cost	$0.5	$0.3	$1.7	$0.9

No contributions were required by the plans in fiscal year 2004; however, as previously disclosed, we had expected to contribute $6.0 million to our pension plans in 2004. As of the end of the third quarter of 2004, we had contributed $6.0 million to our pension plans.

In addition, we anticipate that there will be no contributions required by the plans in fiscal year 2005. We are currently evaluating whether we will make further discretionary contributions to our pension plans during the remainder of fiscal year 2004 and during fiscal year 2005.

12.	Stock Options and Awards

In February 2004, we granted 495,743 restricted shares at a weighted-average fair value (at the date of grant) of $18.92 to key members of management and our directors under our Stock Incentive Plan (the “Plan”). We recognized compensation expense of $2.1 million and $1.4 million in the third quarter of 2004 and 2003, respectively, and $6.1 million and $4.2 million in the first nine months of 2004 and 2003, respectively, related to grants in 2004, as well as prior year grants. At the end of the third quarter 2004, there were 1,443,434 unvested restricted shares outstanding under the Plan.

Contents

13.	Supplemental Cash Flow Information

Net cash provided by operating activities reflected cash payments and receipts for interest and income taxes as follows (in millions):

	First Nine Months

	2004	2003

Interest paid, including debt extinguishment	$52.3	$79.6
Interest received	0.3	6.9
Income taxes paid, net of refunds	49.9	14.4

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

At the end of the third quarter of 2004, we had $112.1 million accrued to cover potential indemnification obligations, compared to $119.2 million recorded at the end of fiscal year 2003. Of the total amount accrued, $20.0 million was classified as current liabilities at the end of the third quarter of 2004 and at the end of fiscal year 2003. The amounts exclude possible insurance recoveries and are determined on an undiscounted cash flow basis. The estimated indemnification liabilities include expenses for the remediation of identified sites, payments to third parties for claims and expenses (including product liability and toxic tort claims), administrative expenses, and the expenses of on-going evaluations and litigation. We expect a significant portion of the accrued liabilities will be disbursed during the next 10 years.

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

Discontinued Operations–Insurance. During the second quarter of 2002, as part of a comprehensive program concerning environmental liabilities related to the former Whitman Corporation subsidiaries, we purchased new insurance coverage related to the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries. In addition, a trust, which was established in 2000 with the proceeds from an insurance settlement, purchased insurance coverage and funded coverage for remedial and other costs (“Finite Funding”) related to the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries. In conjunction with the purchase of the insurance policies, we recorded a charge to discontinued operations of $9.8 million, or $6.0 million after taxes, in the second quarter of 2002. This charge represented amounts we expended as well as a reduction of funds in the trust available to pay expenses related to sites for which we have indemnification obligations.

Essentially all of the assets of the trust were expended by the trust in connection with the purchase of the insurance coverage, the Finite Funding and related expenses. These actions were taken to fund remediation and related costs associated with the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries and to protect against additional future costs in excess of our self-insured retention. The amount of self-insured retention (the amount we must pay before the insurance carrier is obligated to begin payments) was $114.0 million of which $22.7 million has been eroded, leaving a remaining self-insured retention of $91.3 million at the end of the third quarter of 2004. The estimated range of aggregate exposure related only to the remediation costs of such environmental liabilities is approximately $50 million to $90 million. We had accrued $70.7 million at the end of the third quarter of 2004 for remediation costs, which is our best estimate of the contingent liabilities related to these environmental matters. The Finite Funding may be used to pay a portion of the $70.7 million and thus reduces our future cash obligations. The Finite Funding balances reflected in the Condensed Consolidated Balance Sheets were $22.2 million and $24.2 million at the end of the third quarter of 2004 and fiscal year 2003, respectively, of which $3.0 million in each respective period was recorded in “Other current assets,” while the balance was recorded in “Other assets.”

In addition, we had recorded other receivables of $12.5 million at the end of the third quarter of 2004 and $10.6 million at the end of fiscal year 2003 for future probable amounts to be received from insurance companies and other responsible parties. Of this total, $1.6 million was included in “Other current assets” at the end of fiscal year 2003. No amounts were recorded in “Other current assets” at the end of the third quarter of 2004. The $12.5 million and the remaining $9.0 million were recorded in “Other assets” in the Condensed Consolidated Balance Sheets as of the end of the third quarter of 2004 and fiscal year 2003, respectively.

Discontinued Operations–Product Liability and Toxic Tort Claims. We also have certain indemnification obligations related to product liability and toxic tort claims, which emanate out of the 1988 agreement with Pneumo Abex. Other companies not owned by or associated with us also are responsible to Pneumo Abex for the financial burden of all asbestos product liability claims filed against Pneumo Abex after a certain date in 1998, except for certain claims indemnified by us. The sites and product liability and toxic tort claims included in the aggregate accrued liabilities we have recorded are described more fully in our Annual Report on Form 10-K for the fiscal year 2003. No significant changes in the status of those sites or claims occurred and we were not notified of any significant new sites or claims during the first nine months of 2004.

Contents

15.	Segment Reporting

We operate in three geographic areas – the U.S., Central Europe and the Caribbean. We operate in 18 states in the U.S., and, outside the U.S., we operate in Poland, Hungary, the Czech Republic, Republic of Slovakia, Puerto Rico, Jamaica, Barbados, the Bahamas and Trinidad and Tobago. The following tables present net sales and operating income of our geographic segments for the third quarter and first nine months of 2004 and 2003 (in millions):

	Third Quarter

	Net sales		Operating income

	2004	2003	2004	2003

U.S.	$735.4	$725.3	$97.8	$102.7
Central Europe	90.7	90.6	7.1	7.9
Caribbean	57.2	49.1	2.2	0.7

Total	$883.3	$865.0	$107.1	$111.3

	First Nine Months

	Net sales		Operating income

	2004	2003	2004	2003

U.S.	$2,146.4	$2,039.8	$264.1	$242.2
Central Europe	235.3	242.2	2.8	2.0
Caribbean	148.9	136.0	1.3	(2.0)

Total	$2,530.6	$2,418.0	$268.2	$242.2

There were no material changes in total assets by geographic segment since the end of fiscal year 2003.

16.	Related Party Transactions

We are a licensed producer and distributor of Pepsi carbonated and non-carbonated soft drinks and other non-alcoholic beverages in the U.S., Central Europe and the Caribbean. We operate under exclusive franchise agreements with soft drink concentrate producers, including “master” bottling and fountain syrup agreements with PepsiCo, Inc. (“PepsiCo”) for the manufacture, packaging, sale and distribution of PepsiCo branded products. The franchise agreements exist in perpetuity and contain operating and marketing commitments and conditions for termination. As of the end of the third quarter of 2004, PepsiCo beneficially owned 41.4 percent of our common stock.

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

PepsiCo provides various procurement services under a shared services agreement. Under such agreement, PepsiCo negotiates with various suppliers the cost of certain raw materials by entering into raw material contracts on our behalf. PepsiCo also collects and remits to us certain rebates from the various suppliers related to our procurement volume. In addition, PepsiCo acts as our agent for the execution of derivative contracts associated with certain anticipated raw material and natural gas purchases.

We have an existing arrangement with a subsidiary of Pohlad Companies related to the joint ownership of an aircraft. This transaction is not material to our Condensed Consolidated Financial Statements. Robert C. Pohlad, our Chairman and Chief Executive Officer, is the President and owner of approximately 33 percent of the capital stock of Pohlad Companies.

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

Contents

RESULTS OF OPERATIONS
2004 THIRD QUARTER COMPARED WITH 2003 THIRD QUARTER

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

Volume

        Sales volume growth (declines) for the third quarter of 2004 and 2003 were as follows:

	2004		2003

U.S.	(4.1%	)	(3.7%	)
Central Europe	(15.8%	)	(2.5%	)
Caribbean	9.5%		1.4%

Worldwide	(5.5%	)	(3.2%	)

        Third quarter 2004 worldwide volume decreased 5.5 percent compared to the prior year third quarter. The decline in worldwide volume was attributed to volume declines of 15.8 percent in Central Europe and 4.1 percent in the U.S., as volume grew in the Caribbean by 9.5 percent.

        The decrease in U.S. volume of 4.1 percent in the third quarter of 2004 reflected volume declines in our core trademarks offset by single-digit growth in our non-carbonated beverages category. Our U.S. volume decline in core trademarks can be partly attributed to the timing of and softness of the Fourth of July holiday volume, the current retail environment and the lapping of product innovation. In addition, we continue to focus on our mix of packages sold. While this focus has resulted in lower volumes, it has improved our top line growth through a greater package mix contribution to pricing. Trademark Pepsi experienced volume declines, driven by high single-digit declines in brand Pepsi, a modest decline in Diet Pepsi, and the lapping of the introduction of Pepsi Vanilla in 2003. This decline was partially offset by modest volume growth in Trademark Mountain Dew driven by double-digit growth in Diet Mountain Dew and the introduction of Mountain Dew Pitch Black in the third quarter of 2004. Non-carbonated beverage growth was driven by modest growth in Aquafina volume and continued to benefit from the introduction of Tropicana juice drinks in February 2004. The single-serve category also grew at a low single-digit rate during the third quarter of 2004 as a result of continued emphasis on marketing, as well as modest improvement in our on-premise channel.

        Total volume in Central Europe decreased 15.8 percent in the third quarter of 2004. The softness in volume during the quarter was driven primarily by the short-term adverse economic impact from the accession of our markets into the European Union (“EU”) including increases in retailer margins, higher value-added taxes and higher utility costs as a result of the privatization of those industries. This volume decline was also driven by double-digit volume declines in our water and core trademark categories. However, the overall volume decline was significantly lower than the volume decline experienced in the second quarter of 2004, as consumers continue to acclimate to the changes brought by the accession to the EU. In addition, consumer promotions were also effective in slowing this volume decline.

        Volumes in the Caribbean increased 9.5 percent in the third quarter of 2004 compared to the same period last year. The Bahamas, in which we increased our ownership interest and consolidated in the first quarter of 2004, contributed 4.6 percent to volume growth, while Puerto Rico, Jamaica, and Trinidad and Tobago experienced volume growth of 4.9 percent, collectively, compared to the same period in the prior year. The volume growth in the third quarter of 2004 reflected continued growth from our core trademarks and expansion of our non-carbonated portfolio. Trademark Pepsi grew in the low single digits. The non-carbonated category continued its growth trend benefiting from the launch of Gatorade and a local water brand, Essential. The volume performance in the third quarter of 2004 reflected growth in all markets, as Puerto Rico, Jamaica and the Bahamas were not adversely impacted by the severe weather conditions, including hurricanes, during the period. The benefits from increased bottled water consumption and on-premise channel activity as a result of the severe weather conditions offset the negative impact of production and delivery downtime as a result of the hurricanes.

Contents

Net Sales Net sales and net pricing statistics for the third quarter of 2004 and 2003 were as follows (dollar amounts in millions):

Net Sales	2004	2003	Change

U.S.	$735.4	$125.3	1.4%
Central Europe	90.7	90.6	0.1%
Caribbean	57.2	49.1	16.5%

Worldwide	$883.3	$865.0	2.1%

Net Pricing Growth	2004	2003

U.S.	4.9%	1.6%
Central Europe	18.0%	8.8%
Caribbean	4.8%	0.2%

Worldwide	7.1%	2.1%

        Net sales increased $18.3 million, or 2.1 percent, to $883.3 million in the third quarter of 2004 compared to $865.0 million in the third quarter of 2003. The increase was driven primarily by increased worldwide net pricing of 7.1 percent and volume growth in the Caribbean, partially offset by volume declines in the U.S. and Central Europe.

        Net sales in the U.S. for the third quarter of 2004 increased $10.1 million, or 1.4 percent, to $735.4 million from $725.3 million in the prior year third quarter. The increase was primarily the result of a 4.9 percent increase in net pricing partially offset by a 4.1 percent decrease in volume. The improvement in net pricing was driven by price increases of 2.6 percent and a package mix contribution of 2.3 percent. The improvement in net sales was driven by modest growth in our non-carbonated beverages category driven by growth in single-serve packaging.

        Net sales in Central Europe for the third quarter of 2004 increased $0.1 million or 0.1 percent to $90.7 million from $90.6 million in the prior year third quarter. Net sales increased modestly as net pricing, including the impact of foreign currency translation, increased 18.0 percent, partially offset by a volume decline of 15.8 percent. Our net pricing increases are a result of our efforts to mitigate the impact of rising costs related to the EU accession. Favorable foreign currency translation contributed approximately 11.5 percent to our net pricing growth, or $8.5 million to net sales in the third quarter of 2004, compared to the same period in the prior year.

        Net sales in the Caribbean increased 16.5 percent in the third quarter of 2004 to $57.2 million from $49.1 million in the prior year third quarter. The consolidation of the Bahamas beginning in the first quarter of 2004 contributed $3.6 million to net sales in the third quarter of 2004. The remainder of the increase in net sales was a result of strong volume growth of 4.9 percent and higher net pricing in our other markets.

Cost of Goods Sold

        Cost of goods sold for the third quarter of 2004 and 2003 was as follows (dollar amounts in millions):

	2004	2003	Change

U.S.	$415.0	$407.1	1.9%
Central Europe	49.9	50.7	( 1.6%	)
Caribbean	41.6	36.6	13.7%

Worldwide	$506.5	$494.4	2.4%

Contents

        Cost of goods sold increased $12.1 million, or 2.4 percent, to $506.5 million in the third quarter of 2004 from $494.4 million in the prior year third quarter. This increase was driven primarily by higher raw material costs in the U.S. and Central Europe, offset by worldwide volume declines of 5.5 percent.

        In the U.S., cost of goods sold increased $7.9 million, or 1.9 percent, to $415.0 million in the third quarter of 2004 from $407.1 million in the prior year third quarter driven primarily by a higher cost of goods sold per unit, offset partially by volume declines of 4.1 percent. Cost of goods sold per unit increased 6.6 percent in the U.S., primarily driven by higher aluminum and fuel costs, as well as increased resin costs in the third quarter of 2004. In addition, the higher mix of costs in the third quarter of 2004 associated with contract and commissary sales accounted for approximately 2.7 percent of the per unit percentage increase as the related volume is not included in our reported core volume.

        In Central Europe, cost of goods sold decreased $0.8 million, or 1.6 percent, to $49.9 million in the third quarter of 2004, compared to $50.7 million in the prior year third quarter. Cost of goods sold decreased mainly due to volume declines of 15.8 percent, offset by higher raw materials costs and the unfavorable impact of foreign currency translation of $3.7 million. Cost of goods sold per unit in Central Europe increased 17.3 percent due to higher sugar prices as a result of the EU accession of Poland, Hungary, the Czech Republic and Republic of Slovakia in May 2004 and higher resin prices.

        In the Caribbean, cost of goods sold increased $5.0 million, or 13.7 percent, to $41.6 million in the third quarter of 2004, compared to $36.6 million in the third quarter of 2003.The consolidation of the Bahamas in the first quarter of 2004 contributed an incremental $2.6 million, or 7.1 percent, to the cost of goods sold increase in the third quarter of 2004. The remaining increase in cost of goods sold can be attributed to a volume increase of 4.9 percent in the Caribbean.

Selling, Delivery and Administrative Expenses

        Selling, delivery and administrative expenses (“SD&A”) for the third quarter of 2004 and 2003 were as follows (dollar amounts in millions):

	2004	2003	Change

U.S.	$222.6	$215.4	3.3%
Central Europe	33.2	33.1	0.3%
Caribbean	13.4	11.8	13.6%

Worldwide	$269.2	$260.3	3.4%

        In the third quarter of 2004, SD&A expenses increased $8.9 million, or 3.4 percent, to $269.2 million from $260.3 million in the comparable period of the previous year. As a percentage of net sales, SD&A expenses increased to 30.5 percent in the third quarter of 2004, compared to 30.1 percent in the prior year third quarter. The increase in SD&A expenses as a percentage of net sales was primarily attributed to higher operating costs in the U.S.

        In the U.S., SD&A expenses increased $7.2 million, or 3.3 percent, to $222.6 million in the third quarter of 2004, compared to $215.4 million in the prior year third quarter. SD&A expenses as a percentage of net sales increased to 30.3 percent compared to 29.7 percent in the prior year third quarter, mainly as a result of higher compensation costs and benefits, increased professional and outside services expenses and higher promotional costs associated with our core trademark brands. The higher SD&A expenses were expected, and the 3.3 percent increase in SD&A expenses in the third quarter of 2004 improved compared to the growth of 11.7 percent in the second quarter of 2004.

        SD&A expenses increased $0.1 million, or 0.3 percent, in Central Europe to $33.2 million from $33.1 million in the prior year third quarter. Foreign currency translation increased SD&A expenses by $2.3 million, offset by a decrease of $2.2 million related to lower volume levels, as well as our successful cost management efforts driven by the migration to an alternative sales and distribution strategy in the rural areas of Central Europe.

        In the Caribbean, SD&A expenses increased $1.6 million, or 13.6 percent, to $13.4 million from $11.8 million in the prior year third quarter. The Bahamas contributed $0.9 million of incremental SD&A expenses in the third quarter of 2004 due to its consolidation in the first quarter of 2004. The balance of the increase, $0.7 million, was attributed to higher compensation and benefit costs, as well as increased promotional costs.

Contents

Special Charges

        In the third quarter of 2004, we recorded special charges of $0.5 million in Central Europe. The special charges recorded in the third quarter of 2004 primarily related to a reduction in the workforce in Central Europe as we continued to rationalize the cost structure. These special charges were primarily for severance costs and related benefits, and we anticipate this plan, and the related costs, to be substantially complete by the fourth quarter of 2004.

        In the third quarter of 2003, we recorded a $1.0 million net reversal in special charges related to the continued modification of Central Europe’s distribution method. The net reversal in special charges resulted primarily from favorable outcomes associated with outstanding lease obligations and severance payments, which combined totaled approximately $2.1 million, offset, in part, by additional charges of $1.1 million.

Operating Income

        Operating income for the third quarter of 2004 and 2003 was as follows (dollar amounts in millions):

	2004	2003	Change

U.S.	$97.8	$102.7	( 4.8%	)
Central Europe	7.1	7.9	( 10.1%	)
Caribbean	2.2	0.7	214.3%

Worldwide	$107.1	$111.3	( 3.8%	)

        Operating income decreased $4.2 million, or 3.8 percent, to $107.1 million in the third quarter of 2004, compared to $111.3 million in the prior year third quarter, driven mainly by a $4.9 million decrease in U.S. operating income. The decrease in operating income in the U.S., compared to the same period in the prior year, was primarily attributed to an increase in operating costs offset, in part, by higher gross margins due to improved net pricing.

        Operating income in Central Europe declined $0.8 million to $7.1 million in the third quarter of 2004, compared to $7.9 million in the prior year third quarter, due mainly to volume declines and higher raw material costs, partially offset by higher net pricing, lower operating costs, and the favorable impact of foreign currency translation of approximately $2.5 million. Operational performance in the Caribbean improved by $1.5 million to $2.2 million of operating income in the third quarter of 2004, compared to $0.7 million in the prior year, due mainly to volume growth and improved net pricing.

Interest and Other Expenses

        Interest expense, net, decreased $3.8 million in the third quarter of 2004 to $13.0 million, compared to $16.8 million in the third quarter of 2003, due in part to lower long-term debt balances as a result of the payment at the maturity of the $150 million face value 6.0 percent notes in the second quarter of 2004. Included in the 2004 amount is $1.9 million of interest income related to a state income tax refund and other tax-related items. See the “Income Taxes” note in the Condensed Consolidated Financial Statements for further discussion.

        We recorded other income, net, of $0.1 million in the third quarter of 2004 compared to other expense, net, of $2.4 million reported in the third quarter of 2003.

Income Taxes

        The effective income tax rate, which is income tax expense expressed as a percentage of income before income taxes, was 31.7 percent for the third quarter of 2004, compared to 32.1 percent in the third quarter of 2003. Several significant items impacted our effective tax rate for the third quarter of 2004 and 2003. In the third quarter of 2004, we recorded a $2.8 million benefit relating to the reversal of certain tax liabilities due to the settlement of income tax audits through the 2002 tax year. In addition, we recorded a $2.6 million benefit, net of taxes, relating to a state income tax refund. These significant items, in aggregate, for the third quarter of 2004 reduced our effective income tax rate by approximately 5.8 percent.

Contents

        In the third quarter of 2003, we recorded a net reversal of tax liabilities of $6.0 million related primarily to the conclusion of various income tax audits through the 1999 tax year. This significant item for the third quarter of 2003 reduced our effective income tax rate by approximately 6.5 percent.

Net Income

        Net income increased $1.8 million to $64.3 million in the third quarter of 2004, compared to $62.5 million in the third quarter of 2003. The increase was attributed mainly to improved worldwide net pricing. Other operational factors impacting net income were previously discussed.

RESULTS OF OPERATIONS
2004 FIRST NINE MONTHS COMPARED WITH 2003 FIRST NINE MONTHS

Volume

        Sales volume growth (declines) for the first nine months of 2004 and 2003 were as follows:

	2004		2003

U.S.	(0.1%	)	(4.7%	)
Central Europe	(15.0%	)	(5.7%	)
Caribbean	0.9%		5.1%

Worldwide	(2.7%	)	(4.4%	)

        Worldwide volume in the first nine months of 2004 decreased 2.7 percent compared to the same period in 2003. The decline in worldwide volume was attributed to volume declines in the U.S. of 0.1 percent and in Central Europe of 15.0 percent, offset by volume growth in the Caribbean of 0.9 percent. We anticipate worldwide volume declines to be over two percent for fiscal year 2004 compared to the prior year.

        The decrease in U.S. volume of 0.1 percent in the first nine months of 2004 reflected volume declines in our core trademarks, offset partially by double-digit growth in our non-carbonated beverages category. Although volume declines have resulted, in part, due to our focus on the mix of packages sold, our net sales have improved because of a greater package mix contribution to pricing. Trademark Pepsi experienced single-digit volume declines during the first nine months of the year driven mainly by mid single-digit declines in brand Pepsi, offset partially by mid single-digit growth in Diet Pepsi. Trademark Mountain Dew grew in the low single digits and benefited from the double-digit growth in Diet Mountain Dew and the introduction of Mountain Dew Pitch Black in the third quarter of 2004. This growth was partially offset by the lapping of the introduction of Mountain Dew LiveWire in the second quarter of 2004. Non-carbonated beverage growth was driven by double-digit growth in Aquafina volume and also benefited from the Tropicana juice drink introduction in February 2004. The single-serve category also grew at a mid single-digit rate during the first nine months of 2004. We expect product innovations such as Mountain Dew Pitch Black in August and Pepsi Holiday Spice in November to benefit our volume performance for the balance of the year.

        Total volume in Central Europe decreased 15.0 percent in the first nine months of 2004. This decline was driven primarily by an increase in net pricing in response to market-wide increases in costs related to the countries’ accession into the EU, including increases in retailer margins, higher value-added taxes and higher utility costs as a result of privatization of those industries. We also experienced cold weather conditions in late spring and early summer that negatively impacted volume. The significant declining volume trends we experienced during the second quarter of 2004 slowed during the third quarter of 2004 as consumers began to acclimate to the new economic conditions. Successful consumer promotions aided in slowing volume declines. Our water category, which accounts for nearly 30 percent of our volume in Central Europe, experienced double digit declines in the first nine months of 2004, despite successful promotional activity in the first quarter. In addition, Trademark Pepsi volume declined by double digits in the first nine months of 2004 compared to the same period in the prior year. Volumes are expected to improve in Central Europe during the remainder of 2004 as consumers continue to acclimate to the changes brought by the accession to the EU.

        Volumes in the Caribbean increased 0.9 percent in the first nine months of 2004 compared to the same period last year, primarily driven by the contribution provided by the 3.3 percent volume growth in the Bahamas offset by volume declines of 2.4 percent for the remainder of the Caribbean. Volumes declined in Jamaica and Puerto Rico as we lapped strong prior year performance in Puerto Rico and increased pricing in Jamaica to mitigate the impact of the devaluation of the Jamaican dollar in the first half of 2004. Volume increased in the third quarter of 2004 in the Caribbean due to weather conditions and a more moderate pricing approach in Jamaica. Carbonated beverage volumes declined in the mid single digits in the first nine months of 2004 compared to the same period in 2003 despite the positive trend in Trademark Pepsi in the third quarter of 2004. Growth in our non-carbonated beverage category reflected volume increases in the water category due to the launch of the Essential water brand name in the second quarter of 2004 as well as increases in Gatorade and Tropicana.

Contents

Net Sales Net sales and net pricing statistics for the first nine months of 2004 and 2003 were as follows (dollar amounts in millions):

Net Sales	2004	2003		Change

U.S.	$2,146.4	$2,039.8		5.2%
Central Europe	235.3	242.2		( 2.8%	)
Caribbean	148.9	136.0		9.5%

Worldwide	$2,530.6	$2,418.0		4.7%

Net Pricing Growth (Decline)	2004	2003

U.S.	4.7%	0.7%
Central Europe	14.0%	12.5%
Caribbean	6.7%	( 0.1%	)

Worldwide	6.8%	1.8%

        Net sales increased $112.6 million, or 4.7 percent, to $2,530.6 million in the first nine months of 2004 compared to $2,418.0 million the first nine months of 2003. The increase was primarily driven by increased worldwide net pricing of 6.8 percent, partially offset by volume declines in Central Europe. We anticipate that worldwide net pricing will grow approximately six to seven percent for the full fiscal year 2004 compared to fiscal year 2003.

        Net sales in the U.S. for the first nine months of 2004 increased $106.6 million, or 5.2 percent, to $2,146.4 million from $2,039.8 million in the first nine months of 2003. The increase was primarily the result of a 4.7 percent increase in net pricing, as volume growth was relatively flat. The improvement in net pricing was driven by rate increases of 3.0 percent and a package mix contribution of 1.7 percent. The top-line growth has been driven by strong contributions from our non-carbonated beverages category, most notably double-digit growth in Aquafina. New product and packaging innovations continue to provide incremental growth, including the introductions of Pepsi Vanilla, Pepsi Edge and Mountain Dew Pitch Black, as well as the 8-ounce can package, and the Fridge-Mate 12-ounce can package, which utilizes a two-by-six configuration.

        Net sales in Central Europe for the first nine months of 2004 decreased $6.9 million or 2.8 percent to $235.3 million from $242.2 million in the first nine months of 2003. This decrease resulted from a volume decrease of 15.0 percent, which was partly offset by a 14.0 percent increase in net pricing, including the impact of foreign currency translation. As a result of cost pressures associated with our markets’ accession into the EU, we increased our net pricing. Promotional efforts in the first quarter of 2004 enabled us to maintain volume while increasing our pricing. However, the reduction of these promotional activities in the second quarter of 2004 and the impact of the EU accession in our markets contributed to significant decreases in volume as consumers adjusted to higher price points associated with all consumer products. Our trending volume declines were lessened in the third quarter of 2004 as we increased our consumer promotions during that period. The decrease in net sales was partially offset by favorable foreign currency translation that contributed approximately 7.7 percent to our net pricing, or $15.3 million, to Central Europe’s net sales in the first nine months of 2004.

        Net sales in the Caribbean increased $12.9 million, or 9.5 percent, in the first nine months of 2004 to $148.9 million from $136.0 million in the prior year first nine months. The increase in net sales resulted partly from the $7.5 million contribution due to the consolidation of the Bahamas in the first quarter of 2004, while the remaining improvement in net sales was attributable to an increase in net pricing.

Contents

Cost of Goods Sold Cost of goods sold for the first nine months of 2004 and 2003 was as follows (dollar amounts in millions):

	2004	2003	Change

U.S.	$1,210.2	$1,160.4	4.3%
Central Europe	130.4	138.3	( 5.7%	)
Caribbean	109.0	102.9	5.9%

Worldwide	$1,449.6	$1,401.6	3.4%

        Cost of goods sold increased $48.0 million, or 3.4 percent, to $1,449.6 million in the first nine months of 2004 from $1,401.6 million in the first nine months of 2003. This increase was driven primarily by higher raw material costs, as worldwide cost of goods sold per unit increased 6.4 percent for the first nine months of 2004, compared to the same period in the prior year. Overall, we anticipate cost of goods sold per unit growth of five to six percent for the full fiscal year 2004 as compared to the prior fiscal year.

        In the U.S., cost of goods sold increased $49.8 million, or 4.3 percent, to $1,210.2 million in the first nine months of 2004 from $1,160.4 million in the prior year first nine months driven primarily by higher cost of goods sold per unit. Cost of goods sold per unit increased 4.6 percent in the U.S., primarily driven by price increases in aluminum, fuel and resin. In addition, concentrate costs, which represent approximately 40 percent of total product costs in the U.S., continue to be higher as PepsiCo concentrate prices increased on average by approximately 0.8 percent beginning in February 2004.

        In Central Europe, cost of goods sold decreased $7.9 million, or 5.7 percent, to $130.4 million in the first nine months of 2004, compared to $138.3 million in the prior year first nine months. Cost of goods sold decreased mainly due to volume declines of 15.0 percent, offset by the unfavorable impact of foreign currency translation of $7.8 million and higher raw materials costs. Cost of goods sold per unit in Central Europe increased due to higher sugar prices resulting from the EU accession of Poland, Hungary, the Czech Republic and Republic of Slovakia in May 2004. In addition, price supports for sugar in Poland were removed upon entry into the EU, and our sugar costs are expected to increase by approximately $6 million to $8 million for the period May 1, 2004 through December 31, 2004. We have also experienced an increase in utility costs due to the privatization of these industries after the EU accession and higher resin costs during the third quarter of 2004.

        In the Caribbean, cost of goods sold increased $6.1 million, or 5.9 percent, to $109.0 million in the first nine months of 2004, compared to $102.9 million in the first nine months of 2003. Cost of goods sold increased mainly due to the consolidation of the Bahamas beginning in the first quarter of 2004, which contributed $5.4 million of the increase in cost of goods sold. The remainder of the increase was driven by higher cost of goods sold per unit and slightly higher volumes.

Selling, Delivery and Administrative Expenses

        Selling, delivery and administrative expenses for the first nine months of 2004 and 2003 were as follows (dollar amounts in millions):

	2004	2003	Change

U.S.	$672.1	$631.4	6.4%
Central Europe	99.8	102.1	( 2.3%	)
Caribbean	38.6	34.3	12.5%

Worldwide	$810.5	$767.8	5.6%

        In the first nine months of 2004, SD&A expenses increased $42.7 million, or 5.6 percent, to $810.5 million from $767.8 million in the comparable period of the previous year. As a percentage of net sales, SD&A expenses increased to 32.0 percent in the first nine months of 2004, compared to 31.8 percent in the prior year first nine months. The increase in SD&A expenses as a percentage of net sales was primarily attributed to higher operating costs in the U.S. We expect an increase of approximately four to five percent in SD&A expenses for the full fiscal year 2004, compared to fiscal year 2003.

Contents

        In the U.S., SD&A expenses increased $40.7 million to $672.1 million in the first nine months of 2004, compared to $631.4 million in the prior year first nine months. SD&A expenses as a percentage of net sales increased to 31.3 percent compared to 31.0 percent in the prior year first nine months, as a result of higher compensation and benefits costs, increased workers compensation and other insurance costs, higher promotional costs against our core brands and higher fuel costs.

        In Central Europe, SD&A expenses decreased $2.3 million, or 2.3 percent, to $99.8 million from $102.1 million in the prior year first nine months. SD&A costs decreased due to lower volume and our successful cost management driven by our migration to an alternative sales and distribution strategy in the rural areas of Central Europe and our other cost reduction programs, offset partially by the unfavorable impact of foreign currency translation of $4.8 million.

        In the Caribbean, SD&A expenses increased $4.3 million, or 12.5 percent, to $38.6 million from $34.3 million in the prior year first nine months due mainly to the incremental SD&A costs of $2.3 million in the Bahamas, which was consolidated beginning in the first quarter of 2004, and higher compensation and related benefit costs.

Special Charges

        We recorded special charges of $2.3 million in the first nine months of 2004 in Central Europe. These special charges recorded in the first nine months of 2004 included $1.7 million of severance costs and related benefits related to a reduction in the workforce in Central Europe as we continued to rationalize the cost structure. In addition, we recorded special charges of $0.6 million in Hungary related to the continued modification of our distribution strategy to utilize third party distributors in more remote areas. These special charges in Hungary were primarily for severance costs and related benefits. We anticipate these programs to be substantially complete by the fourth quarter of 2004.

        In the first nine months of 2003, we recorded special charges of $6.4 million. In the U.S., we recorded special charges of $5.8 million, which consisted mainly of severance-related costs, including the acceleration of restricted stock awards, associated with the reduction of our U.S. workforce. In Central Europe, we recorded a special charge of $1.9 million, consisting mainly of asset write-downs, related to the changes in the sales and distribution strategy in Poland, the Czech Republic and Republic of Slovakia. These special charges were offset by a $2.1 million reversal of special charges recorded in the third quarter of 2003 related to the favorable outcomes associated with outstanding lease obligations and severance payments. In the Caribbean, we recorded a special charge of $0.8 million, which consisted mainly of asset write-downs related to the shutdown of the Barbados manufacturing facility.

Operating Income

        Operating income for the first nine months of 2004 and 2003 was as follows (dollar amounts in millions):

	2004	2003	Change

U.S.	$264.1	$242.2	9.0%
Central Europe	2.8	2.0	40.0%
Caribbean	1.3	(2.0)	*

Worldwide	$268.2	$242.2	10.7%

                     *   Calculation of percentage change is not meaningful.

        Operating income increased $26.0 million, or 10.7 percent, to $268.2 million in the first nine months of 2004, compared to $242.2 million in the prior year first nine months, driven by a $21.9 million increase in operating income in the U.S. and the $4.1 million improvement in our combined Central Europe and Caribbean operations. The increase in operating income in the U.S. was primarily attributed to higher gross margins due to continued net pricing increases, offset, in part, by an increase in operating costs.

        Operating income in Central Europe increased $0.8 million to $2.8 million in the first nine months of 2004, compared to income of $2.0 million in the prior year first nine months, due mainly to the favorable impact of foreign currency translation of $2.8 million. The impact of lower volumes in the first nine months of 2004 on Central Europe’s operating income was offset by increases in net pricing and lower SD&A expenses in local currency. Operating performance in the Caribbean improved by $3.3 million with operating income of $1.3 million in the first nine months of 2004 compared to operating losses of $2.0 million in the prior year.

Contents

Interest and Other Expenses

        Interest expense, net, decreased $9.1 million in the first nine months of 2004 to $45.1 million, compared to $54.2 million in the first nine months of 2003, due in part to the refinancing of a portion of our fixed-rate debt in the first quarter of 2003, payment at maturity of the $150 million face value 6.0 percent notes in the second quarter of 2004, and lower average balances in our securitization and commercial paper programs in the first nine months of 2004 as compared to the same period in the prior year. The 2004 amount includes $1.9 million of interest income related to a state income tax refund and the settlement of various income tax audits. The 2003 amount includes the loss on the early extinguishment of debt in the first nine months of 2003 of $8.8 million, offset in part, by a $6.4 million increase in interest income due to the favorable resolution of a tax refund case related to the ESOP. See the “Income Taxes” note to the Condensed Consolidated Financial Statements for further discussion.

        We recorded other income, net, of $2.5 million in the first nine months of 2004 compared to other expense, net, of $4.2 million reported in the first nine months of 2003. Included in other income, net, in the first nine months of 2004 was a gain of $5.2 million related to the sale of a parcel of land in downtown Chicago in 2002. The gain reflected the settlement and final payment on the promissory note related to the initial land sale, for which we had previously provided a full allowance. In the first nine months of 2003, we recorded an additional gain of $2.1 million on the same land sale related to the favorable resolution of certain contingencies.

Income Taxes

        The effective income tax rate, which is income tax expense expressed as a percentage of income before income taxes, was 35.1 percent for the first nine months of 2004, compared to 34.4 percent in the first nine months of 2003. Several significant items impacted our effective tax rate for the first nine months of 2004 and 2003. For the first nine months of 2004, we recorded a $2.8 million benefit relating to the reversal of certain tax liabilities due to the settlement of income tax audits through the 2002 tax year. In addition, we recorded a $2.6 million net tax benefit relating to a state income tax refund. In aggregate, these significant items for the first nine months of 2004 reduced our effective income tax rate by approximately 2.4 percent.

        For the first nine months of 2003, we recorded additional tax accruals of $4.3 million and a tax benefit of $6.0 million related to the favorable ESOP settlement. We also recorded a net reversal of tax liabilities of $6.0 million due primarily to the conclusion of various income tax audits through the 1999 tax year. In aggregate, these significant items for the first nine months of 2003 reduced our effective income tax rate by approximately 4.2 percent. See the “Income Taxes” note to the Condensed Consolidated Financial Statements for further discussion.

Net Income

        Net income increased $25.9 million to $146.5 million in the first nine months of 2004, compared to $120.6 million in the first nine months of 2003. The increase in net income was attributed mainly to increased worldwide net pricing and the cost savings experienced in Central Europe, offset by a higher worldwide cost of goods sold per unit and increased U.S. operating costs. Other operational factors impacting net income were previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

        Operating Activities.    Net cash provided by operating activities increased by $111.8 million to $357.0 million in the first nine months of 2004, compared to $245.2 million in the first nine months of 2003. This increase can mainly be attributed to our $25.9 million improvement in net income to $146.5 million and an increase in our accounts receivable securitization program of $100.0 million, offset by a lower benefit from changes in primary working capital due to increases in receivables and decreases in payables. Primary working capital is comprised of inventory, accounts payable and accounts receivable, excluding securitized receivables. The changes in accounts receivable and payable related primarily to timing.

        Investing Activities.    Investing activities in the first nine months of 2004 included capital investments of $79.9 million, compared to $97.9 million in the first nine months of 2003. The decline in capital expenditures was primarily due to timing, as well as planned lower spending, as we expect our capital spending to be in the range of $120 million to $130 million for the full year 2004, compared to capital investments of $158.3 million for the full year 2003.

Contents

        In January 2004, we completed the acquisition of the Dr Pepper franchise rights for a 13-county area in northeast Arkansas and certain related assets from Dr Pepper Bottling Company of Paragould, Inc. We acquired the franchise rights and related assets for $17.7 million.

        In March 2004, we acquired 2,000 additional shares of Pepsi-Cola Bahamas for $3.3 million, which increased our ownership interest in the Bahamas from 30 percent to 70 percent. As a result, we have consolidated the Bahamas beginning in the first quarter of 2004. The investment was accounted for under the equity method prior to this transaction.

        In June 2004, we received $5.2 million associated with the 2002 sale of a parcel of land in downtown Chicago. This receipt reflected the settlement and final payment on the promissory note related to the initial sale of this property.

        Financing Activities.    Our total debt decreased $73.4 million to $1,204.9 million at the end of the first nine months of 2004, from $1,278.3 million at the end of fiscal year 2003. In the first nine months of 2004, we assumed $4.3 million of debt associated with the Pepsi-Cola Bahamas transaction. We also had net borrowings of $75.1 million from our commercial paper program as of the end of the third quarter of 2004. In May 2004, repaid the $150 million face value 6.0 percent notes at their maturity.

        In the first nine months of 2003, we issued $150 million of notes due in March 2013 with a coupon rate of 4.5 percent. Net proceeds from these notes were $146.3 million, which reflected the reduction for discount and issuance costs totaling $2.6 million, as well as a treasury rate lock settlement payment of $1.1 million. The proceeds were used to redeem $150 million of notes that were issued in March 2001. In February 2003, the investors of the $150 million of notes issued in March 2001 notified us that they wanted to exercise their option to purchase and remarket the notes pursuant to the remarketing agreement, unless we elected to redeem the notes. In March 2003, we redeemed the notes pursuant to the agreement. We paid approximately $164.5 million for the fair value of the debt to be extinguished, net of the reverse treasury rate lock settlement of $3.2 million. In addition, we repaid the $125 million 7.25 percent notes that came due during the first quarter of 2003.

        We have a revolving credit agreement with maximum borrowings of $500 million, which acts as a back up for our commercial paper program. Accordingly, we have a total of $500 million available under the commercial paper program and revolving credit facility combined. There were $102.5 million of commercial paper borrowings at the end of the first nine months of 2004, compared to $26.0 million at the end of fiscal year 2003.

        During the first nine months of 2004, we executed an accelerated stock repurchase program in which we repurchased 10 million shares of our common stock for $200.6 million. See the “Accelerated Share Repurchase Program” note in the Condensed Consolidated Financial Statements for further discussion. During the first nine months of 2003, we repurchased approximately 4.3 million shares of our common stock for $56.0 million. In addition, during the first nine months of 2003 we paid $10.6 million relating to treasury stock purchases that were unsettled and included in “Other current liabilities” at the end of fiscal year 2002 in the Condensed Consolidated Balance Sheet. The issuance of common stock, including treasury shares, for the exercise of stock options resulted in cash inflows of $59.5 million in the first nine months of 2004, compared to $7.1 million in the first nine months of 2003.

        On February 17, 2004, we announced that our Board of Directors declared a quarterly dividend of $0.075 per share on PepsiAmericas common stock for the first quarter of 2004. The dividend was payable April 1, 2004 to shareholders of record on March 12, 2004. On April 28, 2004, we announced that our Board of Directors declared quarterly dividends of $0.075 per share on PepsiAmericas common stock for the remainder of fiscal year 2004 for an annual dividend of $0.30 per share. During the first nine months of 2004, we paid cash dividends of $31.6 million based on this quarterly cash dividend rate. The remaining quarterly dividend will be paid on January 3, 2005 to shareholders of record on December 15, 2004. In the first nine months of 2003, we declared cash dividends of $5.7 million based on an annual dividend of $0.04 per share.

        See the Annual Report on Form 10-K for fiscal year 2003 for a summary of our contractual obligations as of the end of fiscal year 2003. There were no significant changes to such contractual obligations in the first nine months of 2004. We believe that our operating cash flows are sufficient to fund our existing operations for the foreseeable future. In addition, we believe that with our operating cash flows, available lines of credit, and the potential for additional debt and equity offerings, we will have sufficient resources to fund our future growth and expansion. There are a number of options available to us and we continue to examine the optimal uses of our cash, including repurchasing our stock and reinvesting in the business or acquisitions, assuming a satisfactory economic return.

Contents

        Discontinued operations.    We continue to be subject to certain indemnification obligations, net of insurance, under agreements related to previously sold subsidiaries, including indemnification expenses for potential environmental and tort liabilities of these prior subsidiaries. There is significant uncertainty in assessing our potential expenses for complying with our indemnification obligations, as the determination of such amounts is subject to various factors, including possible insurance recoveries and the allocation of liabilities among other potentially responsible and financially viable parties. Accordingly, the ultimate settlement and timing of cash requirements related to such indemnification obligations may vary significantly from the estimates included in our financial statements. At the end of the first nine months of 2004, we had recorded $112.1 million in liabilities for future remediation and other related costs arising out of our indemnification obligations. This amount excludes possible insurance recoveries and is determined on an undiscounted cash flow basis. In addition, we have funded coverage pursuant to an insurance policy purchased in fiscal year 2002 (see the “Environmental and Other Commitments and Contingencies” note to the Condensed Consolidated Financial Statements), which reduces the cash required to be paid by us for certain environmental sites pursuant to our indemnification obligations. The Finite Funding amount reflected in the Condensed Consolidated Balance Sheet was $22.2 million at the end of the third quarter of 2004, of which $3.0 million is expected to be recovered in the next twelve months based on our expenditures, and is thus, included in “Other current assets. The remaining balance of the Finite Funding was included in “Other assets.”

        During the first nine months of 2004 and 2003, we paid approximately $4.4 million and $1.7 million, respectively, related to such indemnification obligations, net of insurance settlements of $7.0 million and $9.1 million, respectively, as well as the benefit of taxes. We expect to spend approximately $15 million to $25 million in fiscal year 2004 for remediation and other related costs, excluding possible insurance recoveries (see the “Environmental and Other Commitments and Contingencies” note to the Condensed Consolidated Financial Statements for further discussion of discontinued operations and related environmental liabilities).

RELATED PARTY TRANSACTIONS

        We are a licensed producer and distributor of Pepsi carbonated and non-carbonated soft drinks and other non-alcoholic beverages in the U.S., Central Europe and the Caribbean. We operate under exclusive franchise agreements with soft drink concentrate producers, including “master” bottling and fountain syrup agreements with PepsiCo, Inc. for the manufacture, packaging, sale and distribution of PepsiCo branded products. The franchise agreements exist in perpetuity and contain operating and marketing commitments and conditions for termination. As of the end of the third quarter of 2004, PepsiCo beneficially owned 41.4 percent of our common stock.

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

         We have an existing arrangement with a subsidiary of Pohlad Companies related to the joint ownership of an aircraft. This transaction is not material to our Condensed Consolidated Financial Statements. Robert C. Pohlad, our Chairman and Chief Executive Officer, is the President and owner of approximately 33 percent of the capital stock of Pohlad Companies.

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

Commodity Prices

        The risk from commodity price changes relates to our ability to recover higher product costs through price increases to customers, which may be limited due to the competitive pricing environment that exists in the soft drink business. We use derivative financial instruments to hedge price fluctuations for a portion of our aluminum requirements over a specified period of time. Because of the high correlation between aluminum commodity prices and our contractual cost of these products, we consider these hedges to be highly effective. As of the end of the third quarter of 2004, we have hedged a portion of our anticipated aluminum can purchases through November 2005. We also use derivative financial instruments to hedge price fluctuations for a portion of our natural gas requirements over a specified period of time. Because of the high correlation between natural gas commodity prices and our contractual cost of these products, we consider these hedges to be highly effective. As of the end of the third quarter of 2004, we have hedged a portion of our anticipated natural gas purchases through March of 2005.

Interest Rates

        In the third quarter and first nine months of 2004, the risk from changes in interest rates was not material to our operations because a significant portion of our debt issues represented fixed rate obligations. Our floating rate exposure relates to changes in the six-month London Interbank Offered Rank (“LIBOR”) rate and the overnight Federal Funds rate. Assuming consistent levels of floating rate debt with those held at the end of the third quarter of 2004, a 50 basis point (0.5 percent) change in each of these rates would not have had a significant impact on our third quarter and first nine months of 2004 interest expense. We had cash equivalents throughout the third quarter and first nine months of 2004, principally invested in money market funds, which were most closely tied to overnight Federal Funds rates. Assuming a change of 50 basis points in the rate of interest associated with our cash equivalents at the end of the third quarter of 2004, interest income for the third quarter and first nine months of 2004 would not have changed by a significant amount.

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

        International operations, based on net sales, represented approximately 17 percent and 15 percent of our total operations in the third quarter and first nine months of 2004, respectively. Changes in currency exchange rates impact the translation of the results of certain international operations from their local currencies into U.S. dollars. If the currency exchange rates had changed by five percent in the third quarter and first nine months of 2004, we estimate the impact on reported operating income for those periods would not have been significant. Our estimate reflects the fact that a portion of the international operations costs are denominated in U.S. dollars, including concentrate purchases. This estimate does not take into account the possibility that rates can move in opposite directions and that gains in one category may or may not be offset by losses from another category.

Equity Prices

        We are subject to equity price risk related to the forward contract we entered into as part of our accelerated stock repurchase program (see the “Accelerated Share Repurchase Program” note in the Condensed Consolidated Financial Statements for further discussion). At the end of the program, we may receive or be required to pay a price adjustment based on the difference between the weighted average price of our stock over the life of the program and the initial purchase price of $20.03 per share. At our election, any payments we are obligated to make pursuant to the settlement of the forward contract will either be in cash or in shares of our common stock. Changes in the fair value of our common stock will impact the final settlement of the program. At the end of the third quarter of 2004, the investment bank had acquired approximately 7.7 million shares at an average price of $20.31 per share. The following table sets forth the reported high and low sales prices of our common stock as reported on the New York Stock Exchange during the third quarter and first nine months of 2004:

	Third Quarter 2004	First Nine Months 2004

High	$21.60	$21.67
Low	18.29	16.74

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

        During the third quarter of 2004, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Contents

PART II-OTHER INFORMATION

Item 1.      Legal Proceedings.

        No material changes to be reported for the third quarter of 2004.

Item 2.      Unregistered Sales of Equity and Use of Proceeds

        (c)   Our share repurchase program activity for each of the three periods ended October 2, 2004 was as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Share Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 4 - July 31, 2004	–	$–	13,550,701	6,449,299
August 1 - August 28, 2004	–	–	13,550,701	6,449,299
August 29 - October 2, 2004	–	–	13,550,701	6,449,299

For the Quarter Ended October 2, 2004	–	$–

(1)	On December 19, 2002, we announced that our Board of Directors authorized the repurchase of 20 million shares under a previously authorized repurchase program. Prior to fiscal year 2004, we repurchased 3,550,701 shares under the program. All share repurchases reported above have been made pursuant to the program.

Item 5.      Other Information

On November 9, 2004, PepsiAmericas, Inc., Pohlad Companies, Dakota Holdings, LLC and Robert C. Pohlad entered into an amendment to the Shareholder Agreement by and among such parties dated November 30, 2000. The amendment clarifies that, in the event of a reduction in the number of voting securities outstanding due to a purchase of common stock by our company, or any other event beyond the reasonable control of Pohlad Companies, Dakota Holdings, LLC and Robert C. Pohlad (collectively, the "Shareholder Group"), the maximum ownership percentage that the Shareholder Group may own will become the Shareholder Group's total ownership percentage after giving effect to such reduction in voting securities outstanding. The Affiliated Transaction Committee of our Board of Directors approved the amendment, which appears as an exhibit to this report.

We have an existing arrangement with a subsidiary of Pohlad Companies related to the joint ownership of an aircraft. This transaction is not material to our Condensed Consolidated Financial Statements. Robert C. Pohlad, our Chairman and Chief Executive Officer, is the President and owner of approximately 33 percent of the capital stock of Pohlad Companies. Dakota Holdings, LLC is a Delaware limited liability company whose members are Pohlad Companies; Beverage Investment, LLC, a company under common control with Pohlad Companies; and Midwest Beverage Holdings, LLC, which is also a company under common control with Pohlad Companies. As of the end of the third quarter of 2004, Dakota Holdings, LLC beneficially owned 8.7 percent of our common stock.

Item 6.      Exhibits

See "Exhibit Index."

Contents

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEPSIAMERICAS, INC.

Dated:	November 10, 2004	By:	/s/ G. MICHAEL DURKIN, JR.

G. Michael Durkin, Jr.
Executive Vice President and Chief Financial Officer
(As Chief Accounting Officer and Duly
Authorized Officer of PepsiAmericas, Inc.)

Contents

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10	Amendment to Shareholder Agreement, by and among PepsiAmericas, Inc., Pohlad Companies, Dakota Holdings, LLC and Robert C. Pohlad, dated November 9, 2004.

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

