Form 10-K
period 2005-01-01
PEPSIAMERICAS INC/IL/
filed 2005-03-11
CIK 1084230

2004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2005.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 001-15019

PEPSIAMERICAS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-6167838 (I.R.S. Employer Identification Number)
4000 Dain Rauscher Plaza, 60 South Sixth Street Minneapolis, Minnesota (Address of principal executive offices)	55402 (Zip Code)
(Registrant's telephone number, including area code) (612) 661-4000
Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock, $0.01 par value Preferred Stock, $0.01 par value Preferred Share Purchase Rights	Name of each exchange on which registered Each class is registered on: New York Stock Exchange Pacific Stock Exchange

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒ No ☐

        As of July 3, 2004, the aggregate market value of the registrant's common stock held by non-affiliates was $2,940.1 million (based on the closing sale price of the registrant's common stock as reported on the New York Stock Exchange). The number of shares of common stock outstanding at that date was 138,164,118 shares.

        The number of shares of common stock outstanding as of March 4, 2005 was 139,377,755.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information required by Part III of this document is incorporated by reference to specified portions of the registrant's definitive proxy statement for the annual meeting of shareholders to be held April 28, 2005.

PEPSIAMERICAS, INC.

FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED JANUARY 1, 2005

Part I

Item 1. Business.

General

On November 30, 2000, Whitman Corporation merged with PepsiAmericas, Inc. (the "former PepsiAmericas"), and in January 2001, the combined entity changed its name to PepsiAmericas, Inc. (referred to as "PepsiAmericas," "we," "our" and "us"). We manufacture, distribute and market a broad portfolio of beverage products in the United States ("U.S."), Central Europe and the Caribbean, and have recently expanded our distribution to include snack foods in certain markets.

In January 2005, we completed the acquisition of Central Investment Corporation ("CIC"). We agreed to acquire the capital stock of CIC, which was the seventh largest Pepsi bottler in the U.S., for a purchase price of $340 million plus an adjustment for working capital. CIC has bottling operations in Southeast Florida and Central Ohio.

We sell a variety of brands that we bottle under licenses from PepsiCo, Inc. ("PepsiCo") or PepsiCo joint ventures, which accounted for approximately 92 percent of our total volume in 2004. We account for approximately 20 percent of all Pepsi-Cola beverage products sold in the U.S. In some territories, we manufacture, package, sell and distribute products under brands licensed by companies other than PepsiCo, and in some territories we distribute our own brands, such as the Toma brands in Central Europe (see "Products and Packaging").

Our distribution channels for the retail sale of our products include supermarkets, supercenters, mass merchandisers, convenience stores, gas stations, small grocery stores, dollar stores and drug stores. We also distribute our products through various other channels, including restaurants and cafeterias, vending machines, and other formats that provide for immediate consumption of our products. Our largest distribution channels are supermarkets and supercenters, and our fastest growing channels in 2004 were mass merchandisers and dollar stores.

We primarily deliver our products through these channels using a direct-to-store delivery system. In our territories, we are responsible for selling products, providing timely service to our existing customers and identifying and obtaining new customers. We are also responsible for local advertising and marketing, as well as the execution in our territories of national and regional selling programs instituted by brand owners. The bottling business is capital intensive. Manufacturing operations require specialized high-speed equipment, and distribution requires extensive placement of fountain equipment and cold drink vending machines and coolers, as well as investment in trucks and warehouse facilities.

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

Relationship with PepsiCo

PepsiCo beneficially owned approximately 41.4 percent of PepsiAmericas' outstanding common stock as of fiscal year end 2004.

While we manage all phases of our operations, including pricing of our products, PepsiAmericas and PepsiCo exchange production, marketing and distribution information, benefiting both companies' respective efforts to lower costs, improve productivity and increase product sales.

We have a significant ongoing relationship with PepsiCo and have entered into a number of significant transactions and agreements with PepsiCo. We expect to enter into additional transactions and agreements with PepsiCo in the future.

We purchase concentrate from PepsiCo and manufacture, package, distribute and sell carbonated and non-carbonated beverages under various bottling agreements with PepsiCo. These agreements give us the right to manufacture, package, sell and distribute beverage products of PepsiCo in both bottles and cans as well as fountain syrup in specified territories. These agreements provide PepsiCo with the ability to set prices of concentrates, as well as the terms of payment and other terms and conditions under which we purchase such concentrates. See "Franchise Agreements" for discussion of significant agreements. We also purchase finished beverage and snack food products from PepsiCo, as well as products from certain of its affiliates.

Other significant transactions and agreements with PepsiCo include arrangements for marketing, promotional and advertising support; manufacturing services related to PepsiCo's national account customers; and procurement of raw materials (see "Related Party Transactions" in Item 7 and Note 20 to the Consolidated Financial Statements for further discussion).

Products and Packaging

Our portfolio of beverage products includes some of the best-recognized trademarks in the world. Our three largest brands in terms of volume are Pepsi, Diet Pepsi and Mountain Dew. While the majority of our volume is derived from brands licensed from PepsiCo and PepsiCo joint ventures, we also sell and distribute brands licensed from others, as well as some of our own brands. Our principal beverage brands are listed below:

U.S. Operations
Brands Licensed from PepsiCo	Brands Licensed from PepsiCo Joint Ventures	Brands Licensed from Others
Pepsi	Lipton Teas — Brisk & Iced	Dr Pepper
Diet Pepsi	Starbucks Frappuccino	Diet Dr Pepper
Mountain Dew		Cherry Vanilla Dr Pepper
Diet Mountain Dew		Diet Cherry Vanilla Dr Pepper
Mountain Dew Code Red		Hawaiian Punch
Diet Mountain Dew Code Red		Citrus Hill
Mountain Dew Amp		Avalon
Mountain Dew Live Wire		Sunny Delight
Mountain Dew Pitch Black		Juice Tyme
Caffeine Free Pepsi		Seagram's
Caffeine Free Diet Pepsi		Nesbitt Lemonade
Pepsi Twist		Crush
Diet Pepsi Twist		Squirt
Pepsi One		Sunkist
Pepsi Vanilla		Canada Dry
Diet Pepsi Vanilla		Schweppes
Wild Cherry Pepsi		Yoo-Hoo
Diet Wild Cherry Pepsi		Klarbrunn
Pepsi Holiday Spice		QBlast
Pepsi Edge		Community Tea
Sierra Mist		Delaware Punch
Sierra Mist Free		Seth Mixers
Slice Flavors		Real Pure
Mug Root Beer		Vernors
Aquafina
Dole
South Beach (SoBe)
Tropicana Juice Drinks
Gatorade
H2OH Water

Central Europe Operations
Brands Licensed from PepsiCo	Company-Owned Brands	Brands Licensed from Others
Pepsi	Toma (carbonated soft drinks,	Schweppes Sodas, Tonic and Water
Pepsi Max	iced teas, juices and waters)	Dr Pepper
Pepsi Light	Switezianka Water	Canada Dry Ginger Ale
Mirinda	JU's juices	Lipton Iced Teas
Seven-Up	Kristalykeserv soft drinks	American Bull — Energy Drink
Kristalyviz	Kristalyszolo	Korunni Water
Aqua Minerale	Soda water
Pepsi Twist
Pepsi Twist Light
Pepsi Holiday Spice
Slice Flavors
Tropicana Twister
Gatorade
Mountain Dew
Wild Cherry Pepsi
South Beach (SoBe) — Energy Drink
Caribbean Operations
Brands Licensed from PepsiCo	Brands Licensed from PepsiCo Joint Ventures	Brands Licensed from Others
Pepsi	Lipton Teas — Brisk & Iced	Seven-Up**
Diet Pepsi	Essential	Diet Seven-Up**
Caffeine Free Pepsi		Juice Tyme
Caffeine Free Diet Pepsi		Sunkist
Pepsi Blue		Schweppes
Wild Cherry Pepsi		White Rock Mixers***
Pepsi Twist		Welch Foods Fruit Juice
Diet Pepsi Twist		FUZE
Pepsi X		Fizz
Mountain Dew		Aquapure
Diet Mountain Dew		Welchs CSD**
Mountain Dew Code Red		Peardrax****
Mug Root Beer		Cydrax****
Aquafina		Mauby
Evervess Mixers		Malta
Cherry Seven-Up		Havana Cappuccino
Slice		Moose
Ting*		Tampico
Mirinda		Pure Juices
Desnoes & Geddes*		Damon Fruitful
Junkamoo		Fairlee Juices
Ju-C
Ginger Beer
Tropicana
FruitWorks
Gatorade
South Beach (SoBe)
Wonder Kola

     * Brands owned by PepsiCo in the Caribbean and owned by us outside the Caribbean.

   ** Brands owned by Cadbury Schweppes in Puerto Rico and owned by PepsiCo elsewhere in the Caribbean.

  *** Brand owned by White Rock Beverages USA.

**** Brands owned by Whiteway, UK.

Our beverages are available in different package types, including but not limited to, two-liter bottles; multi-pack and single serve offerings of one-liter, half-liter, 20-ounce and 24-ounce bottles; and multi-packs of 6, 12, 18 and 24 cans, as well as 8-ounce cans. Syrup is also sold in larger packages for fountain use.

In addition to the brands in the table provided, we began distribution of snack food products pursuant to a joint venture agreement with Frito-Lay, Inc., a subsidiary of PepsiCo, in Trinidad and Tobago in 2003, the Czech Republic in 2004, and Hungary in January 2005.

Territories

In the U.S., we serve a significant portion of a 19 state region, primarily in the Midwest, which includes our expanded reach into the high-growth Florida market with the strategic acquisition of Central Investment Corporation in January 2005. Outside the U.S., we serve Central European and Caribbean markets, including Poland, Hungary, the Czech Republic, Republic of Slovakia, Puerto Rico, Jamaica, Barbados, the Bahamas, and Trinidad and Tobago. We serve areas with a total population of more than 122 million people. In 2004, we derived approximately 84 percent of our net sales from U.S. operations and approximately 16 percent of our net sales from non-U.S. operations (see Note 19 to the Consolidated Financial Statements for further discussion).

Sales, Marketing and Distribution

Our business is highly seasonal and impacted by weather conditions. Our sales and marketing approach varies by region and channel to respond to unique local competitive environments. In the U.S., channels with larger stores can accommodate a number of beverage suppliers and, therefore, marketing efforts tend to focus on increasing the amount of shelf space and the number of displays in any given outlet. In locations where our products are purchased for immediate consumption, marketing efforts are aimed not only at securing the account but also on providing equipment that facilitates the sale of cold product, such as vending machines, coolers and fountain equipment.

Package mix is an important consideration in the development of our marketing plans. Although some packages are more expensive to produce, in certain channels those packages may have higher average selling prices. For example, a packaged product that is sold cold for immediate consumption generally has better margins than a product sold to take home. This cold drink channel includes vending machines and coolers. The full service vending channel has the highest gross margin of any distribution channel, because it eliminates the middleman and enables us to establish the retail price. We own a majority of the vending machines used to dispense our products. We continue to invest in vending machines, specifically those dispensing product in 20-ounce polyethylene terephthalate ("PET") bottles, as well as to refurbish certain cold drink equipment in our refurbishment centers in the U.S. and Puerto Rico.

In the U.S., we distribute directly to a majority of customers in our licensed territories through a direct-to-store distribution system. Our sales force is key to our selling efforts as it continually interacts with our customers to promote and sell our products. During fiscal year 2004, we substantially completed our conversion to a pre-sell convention in our U.S. markets. A pre-sell system allows account sales managers to call accounts in advance to determine how much product and promotional material to deliver. In 2005 and early 2006, we expect to migrate the former PepsiAmericas and CIC locations to our Next Generation selling platform, thus achieving one sales platform for all U.S. locations.

In the U.S., the direct-to-store distribution system is used for all packaged goods and certain fountain accounts. We have the exclusive right to sell and deliver fountain syrup to local customers in our territories. We have a number of managers who are responsible for calling on prospective fountain accounts, developing relationships, selling products and interacting with customers on an ongoing basis. We also manufacture and distribute fountain products and provide fountain equipment service to PepsiCo customers in certain of our territories in accordance with various agreements with PepsiCo.

In 2004, we substantially completed the centralization of our call center, Pepsi Connect, in Fargo, North Dakota, which allows us to optimize services to customers of all sizes. Pepsi Connect enables us to provide the level of service our customers need in a manner that is cost effective. The remaining locations will be brought onto Pepsi Connect during 2005. In addition, we expect that Pepsi Connect will increase volume and fill distribution voids for those customers it services.

In our non-U.S. markets, we use both direct-to-store distribution systems and third party distributors. In less developed non-U.S. markets, small retail outlets represent a large percentage of the market. However, with the emergence of larger, more sophisticated retailers in Central Europe, the percentage of total soft drinks sold to supermarkets and other larger accounts is increasing. In order to leverage the existing infrastructure in Central Europe and the Caribbean, we continue to migrate to an alternative sales and distribution strategy in which third party distributors are used in certain locations in an effort to reduce delivery costs and expand our points of distribution.

Franchise Agreements

We conduct our business primarily under agreements with PepsiCo. These agreements with PepsiCo give us the exclusive rights to produce, market and distribute Pepsi-Cola products in authorized containers and to use the related trade names and trademarks in the specified territories. These agreements require us, among other things, to purchase our concentrate for such cola beverages solely from PepsiCo, at prices established by PepsiCo, and to promote diligently the sale and distribution of Pepsi brand products.

We also have entered into bottling and distribution agreements for non-cola products in the U.S., and international bottling agreements for countries outside the U.S. Our Pepsi franchise agreements have perpetual terms, subject to termination only upon failure to comply with their terms. We also have similar arrangements with other companies whose brands we produce and distribute.

Set forth below is a summary of the significant PepsiCo franchise agreements to which we are a party.

Master Bottling Agreement.    The Master Bottling Agreement (the "Bottling Agreement") under which we manufacture, package, sell and distribute cola beverages bearing the Pepsi-Cola and Pepsi trademarks was entered into in November 2000. The Bottling Agreement gives us the exclusive and perpetual right to distribute cola beverages for sale in specified territories in authorized containers. The Bottling Agreement provides that we will purchase our entire requirements of concentrates for the cola beverages from PepsiCo at prices, and on terms and conditions, determined from time to time by PepsiCo. PepsiCo may determine from time to time what types of containers to authorize us to use. PepsiCo has no rights under the Bottling Agreement with respect to the prices at which we sell our products.

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

(4)
vigorously advance the sale of the beverages throughout the territories;

(5)
increase and fully meet the demand for the cola beverages in our territories using all approved means and spend such funds on advertising and other forms of marketing beverages as may be reasonably required to meet the objective; and

(6)
maintain such financial capacity as may be reasonably necessary to assure our performance under the Bottling Agreement.

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

(2)
any person or group of persons, without PepsiCo's consent, acquires the right of beneficial ownership of more than 15 percent of any class of voting securities of PepsiAmericas, and if that person or group of persons does not terminate that ownership within 30 days;

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

We are prohibited from assigning, transferring or pledging the Bottling Agreement without PepsiCo's prior consent.

Master Fountain Syrup Agreement.    The Master Fountain Syrup Agreement (the "Syrup Agreement") grants us the exclusive right to manufacture, sell and distribute fountain syrup to local customers in our territories. The Syrup Agreement also grants us the right to act as a manufacturing and delivery agent for national accounts within our territories that specifically request direct delivery without using a middleman. In addition, PepsiCo may appoint us to manufacture and deliver fountain syrup to national accounts that elect delivery through independent distributors. Under the Syrup Agreement, we have the exclusive right to service fountain equipment for all of the national account customers within our territories. The Syrup Agreement provides that the determination of whether an account is local or national is at the sole discretion of PepsiCo.

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

Advertising

We obtain the benefits of national advertising campaigns conducted by PepsiCo and the other beverage companies whose products we sell. We supplement PepsiCo's national ad campaign by purchasing advertising in our local markets, including the use of television, radio, print and billboards. We also make extensive use of in-store, point-of-sale displays to reinforce the national and local advertising and to stimulate demand.

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

In addition to concentrates, we purchase sweeteners, glass and plastic bottles, cans, closures, syrup containers, other packaging materials and carbon dioxide. We purchase all raw materials and supplies, other than concentrates, from multiple suppliers. PepsiCo acts as our agent for the purchase of such raw materials (see "Related Party Transactions" in Item 7 and Note 20 to the Consolidated Financial Statements for further discussion of PepsiCo's procurement services).

A portion of our contractual cost of cans, plastic bottles and fructose is subject to price fluctuations based on commodity price changes in aluminum, resin and corn, respectively. We use derivative financial instruments to hedge the price risk associated with anticipated purchases of aluminum cans.

The inability of suppliers to deliver concentrates or other products to us could adversely affect operating results. None of the raw materials or supplies currently in use is in short supply, although factors outside of our control could adversely impact the future availability of these supplies.

Competition

The carbonated soft drink business and the non-carbonated beverage market are highly competitive. Our principal competitors are bottlers who produce, package, sell and distribute Coca-Cola carbonated soft drink products. In addition to Coca-Cola bottlers, we compete with bottlers and distributors of nationally advertised and marketed carbonated soft drink products, bottlers and distributors of regionally advertised and marketed carbonated soft drink products, as well as bottlers of private label carbonated soft drink products sold in chain stores. The industry competes primarily on the basis of advertising to create brand awareness, price and price promotions, retail space management, customer service, consumer points of access, new products, packaging innovations and distribution methods. We believe that brand recognition is a primary factor affecting our competitive position.

Employees

We employed approximately 15,100 people worldwide as of fiscal year end 2004. This included approximately 11,300 employees in our U.S. operations and approximately 3,800 employees in our non-U.S. operations. Employment levels are subject to seasonal variations. We are a party to collective bargaining agreements covering approximately 5,600 employees. Nine agreements covering approximately 700 employees will be renegotiated in 2005. We regard our employee relations as generally satisfactory.

Government Regulation

Our operations and properties are subject to regulation by various federal, state and local governmental entities and agencies in the U.S., as well as non-U.S. governmental entities. As a producer of beverage products, we are subject to production, packaging, quality, labeling and distribution standards in each of the countries where we have operations including, in the U.S., those of the Federal Food, Drug and Cosmetic Act. In the U.S., we are also subject to the Soft Drink Interbrand Competition Act, which permits us to retain an exclusive right to manufacture, distribute and sell a soft drink product in a geographic territory if the soft drink product is in substantial and effective competition with other products of the same class in the same market or markets. We believe that there is such substantial and effective competition in each of the exclusive territories in which we operate. The operations of our production and distribution facilities are subject to various federal, state and local environmental laws and workplace regulations both in the U.S. and abroad. These laws and regulations include, in the U.S., the Occupational Safety and Health Act, the Unfair Labor Standards Act, the Clean Air Act, the Clean Water Act and laws relating to the maintenance of fuel storage tanks. We believe that our current legal and environmental compliance programs adequately address these areas and that we are in substantial compliance with applicable laws and regulations with the exception of our operations in Puerto Rico and Jamaica, as described below.

In Puerto Rico, wastewater from our bottling plant is discharged pursuant to a permit to a collection and treatment system owned by the Puerto Rico Aqueduct and Sewer Authority ("PRASA"). The former PepsiAmericas previously entered into a stipulation with PRASA which allowed the former PepsiAmericas to discharge wastewater in excess of pretreatment standards, for which the former PepsiAmericas paid a surcharge. In 1998, the former PepsiAmericas applied to have the permit reissued. On October 29,1998, PRASA reissued the permit but without the excess wastewater and surcharge provision. In August 2003, we completed negotiations with PRASA and have been issued a new permit and effluent standards. We have completed all required wastewater treatment projects, bringing us into compliance with PRASA's standards.

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

Countries in which we operate in Central Europe were substantially integrated into the European Union ("EU") during 2004 and their accession into the EU was completed on May 1, 2004. Upon entry into the EU, price supports for sugar were removed and our costs increased by approximately $8 million in 2004 for the period May 1 to December 31. To cover these additional costs, we increased our net pricing and expect to maintain such pricing discipline. While there are short-term costs and challenges associated with the entry of our markets into the EU, we expect long-term benefits, including improved economic conditions, lower costs for shipments of product between markets and the ability to leverage our production capacity across the markets we serve, as well as other markets in the EU.

Environmental Matters

Current operations.    We maintain a program to facilitate compliance with federal, state and local laws and regulations relating to management of materials used in production, and to the discharge or emission of wastes, and other laws and regulations relating to the protection of the environment. The capital costs of such management and compliance, including the modification of existing plants and the installation of new manufacturing processes, are not material to our continuing operations.

We are defendants in lawsuits that arise in the ordinary course of business, none of which is expected to have a material adverse effect on our financial condition, although amounts recorded in any given period could be material to the results of operations or cash flows for that period.

Discontinued Operations — Remediation.    Under the agreement pursuant to which we sold our subsidiaries, Abex Corporation and Pneumo Abex Corporation (collectively, "Pneumo Abex"), in 1988 and a subsequent settlement agreement entered into in September 1991, we have assumed indemnification obligations for certain environmental liabilities of Pneumo Abex, after any insurance recoveries. Pneumo Abex has been and is subject to a number of environmental cleanup proceedings, including proceedings under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 regarding release or disposal of wastes at on-site and off-site locations. In some proceedings, federal, state and local government agencies are involved and other major corporations have been named as potentially responsible parties. Pneumo Abex also is subject to private claims and lawsuits for remediation of properties previously owned by Pneumo Abex and its subsidiaries.

There is an inherent uncertainty in assessing the total cost of remediating a given site. This is because of the evolving and varying nature of the remediation and allocation process. Any assessment of expenses is more speculative in an early stage of remediation and is dependent upon a number of variables beyond the control of any party. Furthermore, there are often timing considerations in that a portion of the expense incurred by Pneumo Abex, and any resulting obligation of ours to indemnify Pneumo Abex, may not occur for a number of years.

In the latter part of 2001, we investigated the use of insurance products to mitigate risks related to our indemnification obligations under the 1988 agreement, as amended. The insurance carriers required that we employ an outside consultant to perform a comprehensive review of the facilities formerly operated or impacted by Pnuemo Abex. Advances in retrospective risk evaluation and increased experience (and therefore available data) at our former facilities, made this comprehensive review possible. The consultant's review was completed in the fourth quarter of 2001. It provided a contingent indemnification liability for all known sites operated or impacted by Pneumo Abex and resulted in the $111.0 million charge, or $71.2 million net of tax, recorded in the fourth quarter of 2001.

At the end of fiscal year 2004, we had $106.8 million accrued to cover potential indemnification obligations, compared to $119.2 million recorded at the end of fiscal year 2003. Of the total amount accrued, $20.0 million was classified as current liabilities at the end of fiscal year 2004 and $20.0 million at the end of fiscal year 2003. The amounts exclude possible insurance recoveries and are determined on an undiscounted cash flow basis. The estimated indemnification liabilities include expenses for the remediation of identified sites, payments to third parties for claims and expenses (including product liability and toxic tort claims), administrative expenses, and the expenses of on-going evaluations and litigation. We expect a significant portion of the accrued liabilities will be disbursed during the next 10 years. All estimated costs for the sites discussed below are included in the $106.8 million accrued as of the end of fiscal year 2004.

We continue to have environmental exposure related to the remedial action required at a facility in Portsmouth, Virginia (consisting principally of soil treatment and removal) for which we have an indemnity obligation to Pneumo Abex. This is a Superfund site, which the United States Environmental Protection Agency required to be remediated. Through 2004, we made indemnity payments of approximately $40.6 million (excluding $3.1 million of recoveries from other responsible parties) for remediation of the Portsmouth site. We have accrued and expect to incur an estimated $7.5 million to complete the remediation and for administration and legal defense costs over the next several years.

We also have financial exposure related to certain remedial actions required at a facility that manufactured hydraulic and related equipment in Willits, California. Various chemicals and metals contaminate this site. In August 1997, a final consent decree was issued in the case of the People of the State of California and the City of Willits, California v. Remco Hydraulics, Inc. This final consent decree was amended in December 2000 and established a trust whose officers are obligated to investigate and clean up this site. We are currently funding the investigation and interim remediation costs on a year-to-year basis according to the final consent decree. Through 2004, we made indemnity payments of approximately $32.2 million for investigation and remediation at the Willits site (consisting principally of soil removal, groundwater and surface/water treatment). We have accrued $31.9 million for future remediation and trust administration costs, with the majority of this amount to be spent in the next several years.

We also have indemnity obligations related to several investigations regarding on-site and off-site disposal of wastes generated at a facility in Mahwah, New Jersey. Through 2004, we have not made significant expenditures for remediation but have accrued approximately $18.2 million for certain remediation, long-term monitoring and administration expenses, which are expected to be incurred over the next several years. We are investigating the potential for additional responsible parties.

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

Discontinued Operations — Insurance.    During the second quarter of 2002, as part of a comprehensive program concerning environmental liabilities related to the former Whitman Corporation subsidiaries, we purchased new insurance coverage related to the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries. In addition, a trust, which was established in 2000 with the proceeds from an insurance settlement (the "Trust"), purchased insurance coverage and funded coverage for remedial and other costs ("Finite Funding") related to the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries. In conjunction with the purchase of the insurance policies, we recorded a charge to discontinued operations of $9.8 million, or $6.0 million after tax. This charge represented amounts expended by us as well as a reduction of funds in the Trust available to pay expenses related to sites for which we have indemnification obligations.

Essentially all of the assets of the Trust were expended by the Trust in connection with the purchase of the insurance coverage, the Finite Funding and related expenses. These actions have been taken to fund remediation and related costs associated with the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries and to protect against additional future costs in excess of our self-insured retention. The original amount of self-insured retention (the amount we must pay before the insurance carrier is obligated to begin payments) was $114.0 million of which $24.8 million has been eroded, leaving a remaining self-insured retention of $89.2 million at the end of fiscal year 2004. The estimated range of aggregate exposure related only to the remediation costs of such environmental liabilities is approximately $45 million to $85 million. We had accrued $68.1 million at the end of 2004 for remediation costs, which is our best estimate of the contingent liabilities related to these environmental matters. The Finite Funding may be used to pay a portion of the $68.1 million and thus reduces our future cash obligations. The Finite Funding amounts recorded were $21.9 million and $24.2 million at the end of fiscal years 2004 and 2003, respectively, and are recorded in "Other assets," net of $1.5 million and $3.0 million, respectively, recorded in current assets.

In addition, we had recorded other receivables of $12.3 million at the end of fiscal year 2004 and $10.6 million at the end of fiscal year 2003 for future probable amounts to be received from insurance companies and other responsible parties. Of this total, no portion of the receivable was reflected as current as of fiscal year end 2004, while $1.6 million was included in "Other current assets" as of fiscal year end 2003. The remaining amounts were recorded in "Other assets" in the Consolidated Balance Sheets as of fiscal year end 2004 and 2003.

Discontinued Operations — Product Liability and Toxic Tort Claims.    We also have certain indemnification obligations related to product liability and toxic tort claims that might emanate from the 1988 agreement with Pneumo Abex. Other companies not owned by or associated with us also are responsible to Pneumo Abex for the financial burden of all asbestos product liability claims filed against Pneumo Abex after a certain date in 1998, except for certain claims indemnified by us.

We have received year end 2004 claim statistics from Pneumo Abex and the other indemnitors. Based on those reports, we have or may have potential indemnification obligations for approximately 17 percent of all of Pneumo Abex active and open asbestos claims at the end of fiscal year 2004. The active and open claims for which we have or may have indemnification obligations are approximately 9,600. Of those claims, approximately 8,000 are asserted in three mass-filed lawsuits (one filed in each of 2001, 2002 and 2004) that purport to assert thousands of claims against dozens of defendants. We believe that the vast majority of those claims lack merit and are of marginal value, if any. Excluding these mass-filed claims, the largest group of remaining claims is less than 1,000 and the annual number of individual claims within that group has been less than 100 per year for each year during the period 2000 to 2004. Sales of the asbestos-containing product at issue for that group ceased before 1980 and, therefore, we expect a decreasing rate of claims.

As of fiscal year end 2004, the number of underlying product liability lawsuits (including asbestos-related claims) that are or may be indemnifiable by us have been reduced by more than 85 percent from its high point. Much of the reduction occurred in the years 2000 and 2001, as well as in 2003. Our employees and agents manage or monitor the defense of the underlying claims that are or may be indemnifiable by us.

At the end of fiscal year 2004, we had accrued $5.5 million related to product liability. These accruals primarily relate to probable asbestos claim settlements and legal defense costs. We also have additional amounts accrued for legal and other costs associated with obtaining insurance recoveries for previously resolved and current open claims and their related costs. These amounts are included in the total liabilities of $106.8 million accrued at the end of fiscal year 2004. In addition to the known and probable asbestos claims, we may be subject to additional asbestos claims that are possible for which no reserve has been established at the end of fiscal year 2004. These additional reasonably possible claims are primarily asbestos related and the aggregate exposure related to these possible claims is estimated to be in the range of $6 million to $17 million. These amounts are undiscounted and do not reflect any insurance recoveries that we will pursue from insurers for these claims.

In addition, two lawsuits have been filed in California, which name several defendants including certain of our prior subsidiaries. The lawsuits allege that we and our former subsidiaries are liable for personal injury and/or property damage resulting from environmental contamination at the Willits facility. There are approximately 250 personal injury plaintiffs in the lawsuits seeking an unspecified amount of damages, punitive damages, injunctive relief and medical monitoring damages. We are actively defending the lawsuits. At this time, we do not believe these lawsuits are material to our business or financial condition, although at this stage of the proceedings we are unable to reasonably estimate the range of possible loss, if any.

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

Executive Officers of the Registrant

Our executive officers and their ages as of March 4, 2005 were as follows:

Name	Age	Position
Robert C. Pohlad	50	Chairman of the Board and Chief Executive Officer
Kenneth E. Keiser	53	President and Chief Operating Officer
G. Michael Durkin, Jr.	45	Executive Vice President and Chief Financial Officer
James R. Rogers	50	Executive Vice President, International
Jay S. Hulbert	51	Senior Vice President, Worldwide Supply Chain
Anne D. Sample	41	Senior Vice President, Human Resources
Alexander H. Ware	42	Senior Vice President, Planning and Corporate Development
Timothy W. Gorman	44	Vice President and Controller
Kathryn C. Koessel	42	Vice President, Investor Relations
Andrew R. Stark	41	Vice President and Treasurer

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

Mr. Keiser was named President and Chief Operating Officer in January 2002 with responsibilities for the global operations of PepsiAmericas. From November 2000 to January 2002, Mr. Keiser had served as President and Chief Operating Officer, U.S. of PepsiAmericas. Mr. Keiser served as President and Chief Operating Officer of the former PepsiAmericas prior to the merger with Whitman Corporation, a position he held since 1998. Mr. Keiser was President and Chief Operating Officer of Delta Beverage Group, Inc. ("Delta"), a wholly-owned subsidiary of the former PepsiAmericas, from 1990 to November 2000.

Mr. Durkin has served as Executive Vice President and Chief Financial Officer since February 2004. Prior to this role, Mr. Durkin served as Senior Vice President and Chief Financial Officer of PepsiAmericas from December 2000 to February 2004, and as Senior Vice President, East Group, for a subsidiary of Whitman Corporation, from March 1999 to November 2000. Prior to such position, Mr. Durkin was Vice President, Customer Development of PepsiCo's Heartland Business Unit, which was acquired by PepsiAmericas from PepsiCo in 1999.

Mr. Rogers was named Executive Vice President, International in September 2004. Prior to this appointment, he served as Executive Vice President/General Manager of Central Europe since August 2000. Prior to joining PepsiAmericas, he was Vice President, Sales and Marketing, Southern California for Pepsi Bottling Group from July 1999 to August 2000.

Mr. Hulbert was named Senior Vice President, Worldwide Supply Chain of PepsiAmericas in December 2002. From November 2000 through December 2002, he served as Senior Vice President, Operations of PepsiAmericas. Prior to the merger with Whitman Corporation, Mr. Hulbert held the position of Director of Operations of Delta.

Ms. Sample was named Senior Vice President, Human Resources in May 2001. Ms. Sample joined Pepsi-Cola North America in 1988 as a Human Resources Manager in the field operations. During her 10 years with PepsiCo, she held numerous human resource positions. In 1997, she joined Citibank as Vice President of Leadership, Staffing and Development. In May 2001, Ms. Sample assumed her current role at PepsiAmericas.

Mr. Ware has served as Senior Vice President, Planning and Corporate Development since January 2003. Prior to this role, he served as Vice President Finance for the East Group of PepsiAmericas since 1999. He joined PepsiAmericas as Director of Finance for PepsiCo's Heartland Business Unit, which was acquired by PepsiAmericas from PepsiCo in 1999. Prior to this position, he had served in various strategic planning and corporate development roles within PepsiCo since 1994.

Mr. Gorman has been with PepsiAmericas since 1984 and has served in various finance and tax positions. Mr. Gorman became Vice President and Controller in May 2003. Prior to this role, Mr. Gorman served as Vice President, Planning and Reporting since August 1999.

Ms. Koessel was named Vice President, Investor Relations in September 2003. Prior to joining PepsiAmericas, Ms. Koessel gained experience in investor relations and advising corporations on financial strategy and corporate positioning, as well as crisis management. She was most recently with Deutsche Bank from 1999 to 2002, where she was the global media sector specialist and entertainment analyst in equity research. Prior to Deutsche Bank, she was Vice President of Investor Relations during barnesandnoble.com's initial public offering in 1999 and Senior Vice President of Investor Relations and Financial Operations for Security Capital Group, Inc. from 1998 to 1999. From 1992 to 1998, Ms. Koessel held various finance positions at Time Warner Inc.

Mr. Stark joined PepsiAmericas in 1993, working in compensation and benefits. Since 1996, he has served in various treasury positions, being named Assistant Treasurer in August 1998. In July 2002, Mr. Stark was named Vice President and Treasurer. Prior to joining PepsiAmericas, Mr. Stark spent five years working for United Airlines in finance and human resources roles.

Item 2. Properties.

Our U.S. manufacturing facilities include eleven combination bottling/canning plants, four bottling plants and one canning plant with a total manufacturing area of approximately 1.3 million square feet. Non-U.S. manufacturing facilities include two owned plants in Poland, three owned plants in Hungary, two owned plants in the Czech Republic, one owned plant in Republic of Slovakia, one owned plant in Puerto Rico, one leased plant in Jamaica, one owned plant in the Bahamas and one owned plant in Trinidad. In addition, we operate 104 distribution facilities in the U.S., 38 distribution facilities in Central Europe and 8 distribution facilities in the Caribbean. Sixty-one of the distribution facilities are leased and less than 8 percent of our U.S. production is from our one leased domestic plant. We believe all facilities are adequately equipped and maintained and capacity is sufficient for our current needs. We currently operate a fleet of approximately 6,100 vehicles in the U.S. and approximately 2,000 vehicles internationally to service and support our distribution system.

In addition, we own various industrial and commercial real estate properties in the U.S. We also own a leasing company, which leases approximately 1,900 railcars, comprised of locomotives, flatcars and hopper cars, to the Illinois Central Railroad Company.

Item 3. Legal Proceedings.

From approximately 1945 to 1995, various entities owned and operated a facility that manufactured hydraulic equipment in Willits, California. The plant site is contaminated by various chemicals and metals. On August 23, 1999, an action entitled Donna M. Avila, et al. v. Willits Environmental Remediation Trust, Remco Hydraulics, Inc., M-C Industries, Inc., Pneumo Abex Corporation and Whitman Corporation, Case No. C99-3941 CAL, was filed in U.S. District Court for the Northern District of California. On January 16, 2001, a second lawsuit, entitled Pamela Jo Alrich, et al. v. Willits Environmental Remediation Trust, et al., Case No. C 01 0266 SI, against essentially the same defendants was filed in the same court. In the two lawsuits, individual plaintiffs claim that PepsiAmericas is liable for personal injury and/or property damage resulting from environmental contamination at the facility. As of fiscal year end 2004, there were approximately 250 personal injury plaintiffs in the lawsuits seeking an unspecified amount of damages, punitive damages, injunctive relief and medical monitoring damages from PepsiAmericas. We are actively defending the lawsuits. At this time, we do not believe these lawsuits are material to the business or financial condition of PepsiAmericas, although at this stage of the proceeding, we are unable to reasonably estimate the range of possible loss.

We and our subsidiaries are defendants in numerous other lawsuits in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our financial condition, although amounts recorded in any given period could be material to the results of operations or cash flows for that period.

See also "Environmental Matters" in Item 1 and Note 18 to the Consolidated Financial Statements for further discussion.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of PepsiAmericas is listed and traded on the New York Stock Exchange and the Pacific Stock Exchange. The table below sets forth the reported high and low sales prices as reported for New York Stock Exchange Composite Transactions for our common stock and indicates our dividends for each quarterly period for the fiscal years 2004 and 2003.

	Common Stock
	High	Low	Dividend
2004:
1st quarter	$20.73	$16.74	$0.075
2nd quarter	21.67	19.23	0.075
3rd quarter	21.60	18.29	0.075
4th quarter	21.52	18.71	0.075
2003:
1st quarter	$13.83	$11.06	$—
2nd quarter	13.50	11.16	0.04
3rd quarter	15.10	12.30	—
4th quarter	17.33	14.10	—

Beginning in fiscal year 2004, our Board of Directors instituted a practice of reviewing dividend declarations on a quarterly basis.

On February 24, 2005, we announced that our Board of Directors declared a first quarter 2005 dividend of $0.085 per share on PepsiAmericas common stock. The dividend is payable April 1, 2005 to shareholders of record on March 15, 2005.

There were 11,615 shareholders of record as of March 4, 2005.

Our share repurchase program activity for each of the three periods and the quarter ended January 1, 2005 was as follows:

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [3]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [3]
October 3, - October 30, 2004	—	—	13,550,701	6,449,299
October 31, - November 27, 2004	—	—	13,550,701	6,449,299
November 28, - January 1, 2005	195,800	$21.15	13,746,501	6,253,499

For the Quarter Ended January 1, 2005	195,800	$21.15	13,746,501	6,253,499

1
Represents shares purchased in open-market transactions pursuant to our publicly announced repurchase program.
2
Includes commissions of $0.02 per share.
3
On December 19, 2002, we announced that our Board of Directors authorized the repurchase of 20 million shares under a previously authorized repurchase program. This repurchase authorization does not have a scheduled expiration date.

See Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Item 6. Selected Financial Data.

The following table presents summary operating results and other information of PepsiAmericas and should be read along with Item 7 (Management's Discussion and Analysis), the Consolidated Financial Statements and accompanying notes included elsewhere in this Annual Report on Form 10-K (in millions, except per share and employee data).

For the fiscal years [1]	2004	2003	2002	2001	2000
OPERATING RESULTS:
Net sales:
U.S.	$2,825.8	$2,739.4	$2,760.5	$2,699.7	$2,225.6
Central Europe	309.4	310.4	298.4	270.6	270.1
Caribbean	209.5	187.0	180.9	173.7	14.7

Worldwide	$3,344.7	$3,236.8	$3,239.8	$3,144.0	$2,510.4
Operating income:
U.S.	$332.3	$315.7	$314.7	$297.0	$246.7
Central Europe	2.0	0.5	(10.6)	(27.1)	(24.7)
Caribbean	5.4	0.1	(3.4)	(1.5)	1.0

Worldwide	339.7	316.3	300.7	268.4	223.0
Interest expense, net	(62.1)	(69.6)	(76.4)	(90.8)	(84.0)
Other income (expense), net	4.7	(6.5)	(4.1)	(3.7)	2.1

Income from continuing operations before income taxes	282.3	240.2	220.2	173.9	141.1
Income taxes	100.4	82.6	84.5	83.8	69.6

Income from continuing operations	181.9	157.6	135.7	90.1	71.5
Income (loss) from discontinued operations after taxes	—	—	(6.0)	(71.2)	8.9

Net income	$181.9	$157.6	$129.7	$18.9	$80.4

Cash dividends per share	$0.30	$0.04	$0.04	$0.04	$0.04

Weighted average common shares:
Basic	139.2	143.1	152.1	155.9	139.0
Incremental effect of stock options and awards	2.6	1.0	0.9	0.7	0.5

Diluted	141.8	144.1	153.0	156.6	139.5

Income per share — basic:
Continuing operations	$1.31	$1.10	$0.89	$0.58	$0.51
Discontinued operations	—	—	(0.04)	(0.46)	0.07

Net income	$1.31	$1.10	$0.85	$0.12	$0.58

Income per share — diluted:
Continuing operations	$1.28	$1.09	$0.89	$0.58	$0.51
Discontinued operations	—	—	(0.04)	(0.46)	0.07

Net income	$1.28	$1.09	$0.85	$0.12	$0.58

OTHER INFORMATION:
Total assets	$3,529.8	$3,596.8	$3,562.6	$3,419.3	$3,335.6
Long-term debt	$1,006.6	$1,078.4	$1,080.7	$1,083.4	$860.1
Capital investments	$121.8	$158.3	$219.2	$218.6	$165.4
Depreciation and amortization	$176.4	$170.2	$163.8	$202.1	$166.4
Number of employees at year end	15,100	14,500	15,200	15,400	15,400

1
Amounts presented prior to fiscal year 2003 are presented as reported and are not adjusted for the pro forma impact of the prospective adoption in the first quarter of 2003 of Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor." (See Note 1 to the Consolidated Financial Statements for further discussion).

Comparability in the table is impacted by the merger with the former PepsiAmericas on November 30, 2000.

The following were recorded during the periods presented:

In fiscal year 2004:

  •
  In Central Europe, we recorded net special charges of $3.9 million during fiscal year 2004. The special charges primarily related to a reduction in the workforce in Central Europe and consolidation of certain production lines and facilities as we continue to rationalize the cost structure. These special charges were primarily for severance costs and related benefits, as well as asset write-downs. Special charges are net of reversals of approximately $0.4 million recorded in the fourth quarter due to revisions of estimates of certain liabilities related to previous special charges, as Central Europe substantially completed the plans to modify the distribution strategy in all markets.

  •
  We recorded an additional gain of $5.2 million associated with the 2002 sale of a parcel of land in downtown Chicago. The gain reflected the settlement and final payment on the promissory note related to the initial sale, for which we had previously provided a full allowance.

  •
  We recorded a net gain of $2.7 million relating to a state income tax refund. This gain is comprised of $0.7 million for consulting expenses, $0.8 million of interest income (recorded in "Interest expense, net") and $2.6 million of income tax benefit, net (recorded in "Income taxes").

  •
  We recorded a $3.5 million benefit, net of taxes, relating to the reversal of certain tax liabilities due to the settlement of income tax audits through the 2002 tax year. This benefit is comprised of interest income of $1.1 million ($0.7 million after tax) recorded in "Interest expense, net" and $2.8 million of tax benefit recorded in "Income taxes."

In fiscal year 2003:

  •
  Our fiscal year ends on the Saturday closest to December 31 and resulted in an additional week, or fifty-three weeks, of operating results in fiscal year 2003 in our U.S. operations. PepsiAmericas' fiscal year end policy only impacts the U.S. operations. The Central European and Caribbean operations are based upon a calendar year end and, therefore, did not have an additional week of operating results in fiscal year 2003. All other fiscal years presented in the table of "Selected Financial Data" contain fifty-two weeks of operating results in the U.S. The 53rd week contributed $33.9 million to net sales and $4.9 million to operating income in the U.S. in fiscal year 2003.

  •
  We recorded net special charges of $6.4 million. These charges consisted primarily of a $5.8 million charge in the first quarter of 2003 related to the reduction in workforce in the U.S. and charges related to the changes in the production, marketing and distribution strategies in our international operations. The U.S. special charges were primarily for severance costs and related benefits, including the acceleration of restricted stock awards. In addition, as a result of excess severance costs identified, we recorded a reversal of $0.2 million related to the first quarter of 2003 charge in the U.S. We also recorded special charges of $0.8 million related to a change in the production and distribution strategy in Barbados, which consisted primarily of asset write-downs. In addition, we recorded additional special charges of $2.1 million related to the changes in the marketing and distribution strategy in Poland, the Czech Republic, and Republic of Slovakia, offset by a special charge reversal of $2.1 million related primarily to favorable outcomes with outstanding lease commitments and severance in Poland. The initial special charge was based on an estimate that no sublease income would offset our lease commitments.

  •
  During the first quarter of 2003, the investors in the $150 million, face value 5.79 percent notes notified us that they would exercise their option to purchase and resell the notes pursuant to the remarketing agreement, unless we elected to redeem the notes. In March 2003, we exercised our option and elected to redeem the notes at fair value pursuant to the remarketing agreement. As a result, we recorded a loss on the early extinguishment of debt of $8.8 million ($5.4 million after taxes) in "Interest expense, net."

  •
  We recorded an additional gain of $2.1 million ($1.3 million after taxes) on the previous sale of a parcel of land in downtown Chicago for the reversal of accruals related to the favorable resolution of certain contingencies. The gain is reflected in "Other income (expense), net."

  •
  We favorably settled a tax refund case for $12.4 million with the Internal Revenue Service that arose from the 1990 termination of our Employee Stock Ownership Plan ("ESOP"). The tax settlement consisted of $6.4 million of interest income ($4.0 million after taxes) and a tax benefit of $6.0 million recorded in "Income taxes." During 2003, we recorded a net tax benefit of $7.7 million related primarily to the reversal of certain tax accruals, offset by additional tax liabilities recorded. Included in the net tax benefit of $7.7 million are tax benefits of $6.0 million from the favorable settlement of the ESOP case and a tax benefit of $6.0 million related mainly to the reversal of tax liabilities due to the settlement of various income tax audits through the 1999 tax year. These tax benefits were offset, in part, by net additional tax accruals of $4.3 million for contingent liabilities arising in 2003.

In fiscal year 2002:

  •
  We recorded net special charges of $2.6 million. These charges included $5.7 million relating to changes in the distribution and marketing strategies in Poland, the Czech Republic and Republic of Slovakia. Also included in the charges was $0.2 million in additional severance costs in the U.S. relating to the fiscal 2000 special charge. We also identified and reversed $3.3 million in excess severance and related exit costs, including $2.2 million relating to the Hungary special charges recorded in fiscal 2001, and $1.1 million relating to previous special charges (see Note 6 to the Consolidated Financial Statements for further discussion). These net special charges reduced the U.S. and Central Europe operating income by $0.2 million and $2.4 million, respectively.

  •
  We recorded a gain of $3.5 million ($2.1 million, after taxes) related to the sale of a parcel of land in downtown Chicago, which is reflected in "Other income (expense), net."

  •
  Loss from discontinued operations included a charge of $9.8 million ($6.0 million after tax) in the second quarter of 2002 resulting from the purchase of new insurance policies concerning the environmental liabilities related to previously sold subsidiaries (see "Environmental Matters" in Item 1 and Note 18 to the Consolidated Financial Statements for further discussion).

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

  •
  We recorded a gain on pension curtailment of $8.9 million in connection with the integration of the former Whitman Corporation and former PepsiAmericas U.S. benefit plans (see Note 13 to the Consolidated Financial Statements for further discussion).

  •
  Loss from discontinued operations included a charge of $111.0 million ($71.2 million after tax) for environmental liabilities related to previously sold subsidiaries (see "Environmental Matters" in Item 1 and Note 18 to the Consolidated Financial Statements for further discussion).

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

  •
  We sold our operations in the Baltics and recorded a gain of $2.6 million, which is reflected in "Other income (expense), net."

Non-GAAP Measurements

In addition to the GAAP results provided in this Annual Report on Form 10-K, we have provided certain non-GAAP financial measurements, which include adjusted operating income and adjusted net income, adjusted operating cash flow and adjusted return on invested capital. Reconciliation from GAAP results to non-GAAP measurements and details of the adjustment items are presented in the tables below.

Our management, as well as certain investors, use certain non-GAAP measures to analyze our current and future financial performance. These historical and prospective non-GAAP measures include adjusted operating cash flow and adjusted return on invested capital. These non-GAAP measurements do not replace the presentation of our GAAP financial results. These measurements simply provide supplemental information to assist our management and certain investors in analyzing our performance. These measures are also used in connection with certain executive compensation plans. We have provided this information to investors to enable them to perform meaningful comparisons of past, present and future performance and as a means to better understand the results of our core on-going operations.

Adjusted Operating Cash Flow.    Adjusted operating cash flow is the primary measure that management uses to monitor our cash flow performance, and therefore, management believes this information is useful to investors. We define adjusted operating cash flow as our cash generated from operating activities of continuing operations, less capital investments and cash used in discontinued operations. The proceeds of disposals and costs of acquisitions are excluded from the calculation.

Adjusted operating cash flow is a measure of cash that is available for financing and other investing activities, including discretionary distributions in the form of dividends, reduction of borrowings and reinvestments in our business, as well as non-discretionary expenditures. Such non-discretionary expenditures include mandatory debt service requirements and other contractual cash obligations relating to our advertising commitments and exclusivity rights, raw material purchase obligations and lease obligations. These contractual obligations are described elsewhere in this Annual Report on Form 10-K. Adjusted operating cash flow is provided as supplemental information and should not be considered in lieu of the GAAP measures.

Adjusted operating cash flow can be defined as a formula as follows:

  +
  Net cash flow from operating activities of continuing operations
  -
  Capital investments
  -
  Net cash used in discontinued operations
  =
  Adjusted operating cash flow

Adjusted operating cash flow in any one year may be affected by investment initiatives or by the timing of routine cash receipts and disbursements. Our 2004 adjusted operating cash flow was $335.9 million. This compares to adjusted operating cash flow of $134.3 million and $96.6 million in fiscal years 2003 and 2002, respectively. The reconciliation to the most comparable U.S. GAAP measurement is calculated as follows (in millions):

	2004	2003	2002
+ Net cash flow from operating activities of continuing operations	$464.1	$297.5	$331.3
-Capital investments	(121.8)	(158.3)	(219.2)
-Net cash used in discontinued operations	(6.4)	(4.9)	(15.5)

= Adjusted operating cash flow	$335.9	$134.3	$96.6

The GAAP measures of cash flows from investing and financing activities for the periods presented above are presented in our Consolidated Statements of Cash Flows and are as follows (in millions):

	2004	2003	2002
Net cash used in investing activities	$(133.3)	$(152.2)	$(195.7)
Net cash used in financing activities	$(316.1)	$(184.3)	$(70.0)

Adjusted Return on Invested Capital.    Our adjusted return on invested capital ("Adjusted ROIC") is a measure of how effectively we allocate our capital in our core operations. We also use Adjusted ROIC as part of our initial capital spending and potential acquisition review processes to ensure that each capital dollar spent achieves a certain hurdle rate of return. This non-GAAP Adjusted ROIC measure is provided as supplemental information and should not be considered in lieu of the GAAP measures.

In calculating Adjusted ROIC, management excludes the impact of the 53rd week, special charges, other income (expense), and discontinued operations. Management excludes these items because we do not consider them to be components of Adjusted ROIC. The 53rd week represents an item that, due to our fiscal year, occurs every five or six years. The special charges and discontinued operations represent items that we do not consider to be a component of our ongoing core operations. Other income (expense) is excluded from the Adjusted ROIC calculation, as this line item in the statement of income includes such items as foreign exchange realized and unrealized gains and losses, which we do not consider to be components of our Adjusted ROIC. The impact of these adjustments immaterially increases Adjusted ROIC in our three most recent fiscal years. There are limitations in the use of Adjusted ROIC due to the subjective nature of items excluded by management in calculating Adjusted ROIC. As noted previously, this non-GAAP Adjusted ROIC measure is provided as supplemental information and should not be considered in lieu of the GAAP measure. Management uses Adjusted ROIC to measure how effectively we are allocating capital in our core operations, and therefore, management believes this information is useful to investors. We define Adjusted ROIC as follows:

  •
  Numerator (rolling 12-periods):
  +
  Net income
  +
  Amortization expense
  +
  Interest expense (net of tax)
  +
  Special charges (net of tax)
  -
  Other income (expense)
  -
  Loss from discontinued operations
  =
  Adjusted net operating profit after taxes

  •
  Denominator (average 4 quarters):
  +
  Total assets
  +
  Accumulated amortization
  -
  Cash
  -
  Current liabilities, excluding short-term debt
  -
  Other liabilities, excluding long-term debt
  =
  Adjusted average invested capital

  •
  Adjusted ROIC:

    Adjusted net operating profit after taxes / Adjusted average invested capital

For the fiscal years ended 2004, 2003 and 2002, we had an Adjusted ROIC of 7.3 percent, 7.0 percent and 6.1 percent, respectively. The reconciliation to the most comparable U.S. GAAP measurements for the numerator and denominator are as follows (in millions):

	2004	2003	2002
Calculation of adjusted net operating profit after taxes
Net income	$181.9	$157.6	$129.7
- Impact of 53rd week	—	(3.1)	—
+ Amortization expense	0.4	0.4	0.7
+ Interest expense (net of tax)	38.8	43.5	47.0
+ Special charges (net of tax)	2.4	3.9	1.6
- Other income (expense)	4.7	(6.5)	(4.1)
- Loss from discontinued operations	—	—	(6.0)

= Adjusted net operating profit after taxes	$218.8	$208.8	$189.1
Calculation of adjusted invested capital
Total assets	$3,529.8	$3,596.8	$3,562.6
+ Accumulated amortization	255.2	254.8	254.4
- Cash	(74.9)	(69.0)	(113.8)
- Current liabilities, excluding short-term debt	(379.1)	(399.1)	(394.9)
- Other liabilities, excluding long-term debt	(378.9)	(354.3)	(335.3)

= Adjusted invested capital	$2,952.1	$3,029.2	$2,973.0
Average adjusted invested capital *	$2,982.7	$2,988.3	$3,111.9
Adjusted ROIC	7.3%	7.0%	6.1%

*Amounts represent the average of adjusted invested capital for each period-end for the four previous consecutive quarters of the fiscal year ends presented.

Adjusted Comparisons.    In order to provide a supplemental comparison of current period results of operations to prior periods, we have adjusted for and summarized the nature of certain transactions or events. The impact of these adjustments to net sales, operating income, net income and diluted income per share—continuing operations, is shown in the table below.

To calculate the adjusted comparisons, management has excluded the impact of the 53rd week, which reflects the impact of an accounting convention, special charges relating to various restructuring initiatives, certain tax adjustments including a favorable settlement related to our previous ESOP, additional tax contingencies recorded, and the reversal of certain tax liabilities, and the early extinguishment of debt and the gain on the land sale.

Management believes that the adjusted comparisons provide a supplemental view of operations that excludes items that are unusual, infrequent or unrelated to the ongoing core operations. Management believes these non-GAAP measures provide useful information to investors through the summarization of transactions impacting the current period results of operations that are not necessarily indicative of our future results, nor comparable with prior period results. These non-GAAP adjusted comparison measures are provided as supplemental information, and should not be considered in lieu of the GAAP measures. There are limitations in the use of adjusted comparisons due to the subjective nature of items excluded by management in calculating adjusted comparisons.

These supplemental comparisons are consistent with the manner in which management internally reviews results of operations and evaluates performance in that management reviews the results of operations on both a GAAP basis and using adjusted comparisons. Management does not use the adjusted comparisons in lieu of the comparable GAAP measures, but rather uses the adjusted comparisons to supplement its review of operations.

We have provided the table below that summarizes the adjustments discussed above that impact comparability of the periods presented (in millions):

	Net Sales	Operating Income	Net Income	Diluted Income Per Share - Continuing Operations
Fiscal year 2004, as reported	$3,344.7	$339.7	$181.9	$1.28
Special charges, net	—	3.9	2.4
Gain on land sale	—	—	(3.3)
State tax refund	—	0.7	(2.7)
Other tax adjustments	—	—	(3.5)

Fiscal year 2004, as adjusted	$3,344.7	$344.3	$174.8	$1.23

Fiscal year 2003, as reported	$3,236.8	$316.3	$157.6	1.09
Impact of 53rd week	(33.9)	(4.9)	(3.1)
Special charges, net	—	6.4	3.9
Interest income: ESOP settlement	—	—	(4.0)
Tax benefit: ESOP settlement	—	—	(6.0)
Early extinguishment of debt	—	—	5.4
Gain on land sale	—	—	(1.3)
Other tax adjustments	—	—	(1.7)

Fiscal year 2003, as adjusted	$3,202.9	$317.8	$150.8	$1.05

Fiscal year 2002, as reported	$3,239.8	$300.7	$129.7	$0.85
Loss from discontinued operations after taxes	—	—	6.0
EITF Issue No. 02-16 adjustment	(83.3)	—	—
Special charges, net	—	2.6	1.6
Gain on land sale	—	—	(2.1)

Fiscal year 2002, as adjusted	$3,156.5	$303.3	$135.2	$0.89

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements of expected future developments, as defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this Annual Report on Form 10-K refer to our expectations regarding continuing operating improvement and other matters. These forward-looking statements reflect our expectations and are based on currently available data; however, actual results are subject to future risks and uncertainties, which could materially affect actual performance. Risks and uncertainties that could affect such performance include, but are not limited to, the following: competition, including product and pricing pressures; changing trends in consumer tastes; changes in our relationship and/or support programs with PepsiCo and other brand owners; market acceptance of new product offerings; weather conditions; cost and availability of raw materials; availability of capital; labor and employee benefit costs; unfavorable interest rate and currency fluctuations; costs of legal proceedings; outcomes of environmental claims and litigation; changing legislation; and general economic, business and political conditions in the countries and territories where we operate. These events and uncertainties are difficult or impossible to predict accurately and many are beyond our control. We assume no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Executive Overview

What we do

We manufacture, distribute, and market a broad portfolio of beverage products in the U.S., Central Europe and the Caribbean. We sell a variety of brands that we bottle under franchise agreements with various brand owners, the majority with PepsiCo or PepsiCo joint ventures. In some territories, we manufacture, package, sell and distribute our own brands, such as Toma brands in Central Europe. Including the Florida territories we acquired in January 2005, we operate in a significant portion of a 19 state region in the U.S. In Central Europe, we serve Poland, Hungary, the Czech Republic, and Republic of Slovakia. In the Caribbean, our territories include Puerto Rico, Jamaica, Barbados, the Bahamas, and Trinidad and Tobago.

Our key 2004 financial results

  •
  Worldwide average net selling prices improved 6.5 percent, increasing net sales to $3.3 billion in fiscal year 2004.

  •
  Worldwide volume declined 3.5 percent in fiscal year 2004, compared to the prior year, which included the lapping of the 53rd week. The additional week contributed 1.0 percent to the volume decline.

  •
  We increased gross margins by 50 basis points to 42.5 percent in fiscal year 2004.

  •
  We generated operating income of $339.7 million in fiscal year 2004, compared to $316.3 million in fiscal year 2003. The 53rd week contributed $4.9 million to operating income in fiscal year 2003.

  •
  We recorded net special charges of $3.9 million in fiscal year 2004, compared to net special charges of $6.4 million in the prior year.

  •
  We generated cash from operating activities of $464.1 million in fiscal year 2004, which included a $100.0 million benefit from our accounts receivable securitization program.

  •
  We reported diluted earnings per share of $1.28 for the fiscal year 2004, compared to diluted earnings per share of $1.09 in the prior year.

Our focus in 2004

We manage our business to optimize shareholder value through our focus on the balance between volume and pricing, improved cost performance, strong execution in the marketplace, and enhanced utilization of our international infrastructure. The challenges and opportunities we faced in our geographic segments are summarized as follows:

In the U.S.    The most significant challenges we faced were volume declines in trademark Pepsi and higher raw material costs. U.S. volume declined 2.0 percent in 2004, while trademark Pepsi, which accounted for approximately 50 percent of our total volume, declined in the mid-single digits. In addition, we experienced higher aluminum, resin and fuel costs in 2004.

We were able to offset the effects of volume softness and higher raw material costs through our pricing initiatives. For the second consecutive year, pricing drove our top-line growth. Non-carbonated and diet categories were the strongest contributors to volume in 2004, while our core trademarks continued to be supported through innovative line extensions and our diet categories. We addressed changing consumer preferences through our focus on our non-carbonated beverages, water, and diet categories. We successfully launched the Tropicana flavor lines and capitalized on the popularity of Aquafina water to drive sales. We maintained our focus on higher margin single-serve packages. We completed the rollout of the Fridge Mate package, to ensure that we are competitive with this consumer preferred package. Additionally, "Pepsi Connect," our dedicated call center in Fargo, North Dakota has positively impacted our business, specifically in the growth of our single-serve package. This call center allows us to provide service to smaller customers in a cost efficient manner.

Lastly, we substantially completed our conversion to our Next Generation selling system in 2004, which enabled us to increase distribution through the use of a dedicated sales team and decrease costs associated with handling products and optimize our delivery route structure. Upon conversion to our Next Generation selling system, we moved from a conventional route system to an upgraded pre-sell system. In the conventional route sales system, a route driver simultaneously takes the customer's order and delivers product to the customer. In the pre-sell environment, a dedicated sales person takes the customer's order and a delivery person subsequently delivers the pre-determined order to the customer.

Our international operations.    For the second consecutive year, we achieved profitability in our combined international operations due to our focus on pricing, managing costs, and leveraging our infrastructure. In fiscal year 2004, we generated a total of $7.4 million in operating income in Central Europe and the Caribbean, which included the favorable impact of foreign currency translation and approximately $3.9 million in special charges. This compares to operating income in our international operations of $0.6 million in fiscal year 2003, which included net special charges of $0.8 million. In the past, profitability in our international operations has been a challenge due to macroeconomic and political conditions, as well as the competitive environments in which we operate. These challenges still exist, particularly the strong competition in our markets due to pricing pressures from existing competitors on our core and lower cost brands, as well as the entry of new competitors into our markets.

In Central Europe, we were faced with the additional challenges of the accession of our markets into the European Union in 2004. Upon entry into the EU, volume was negatively impacted by the temporary compression of consumers' disposable income as a result of higher retail prices for many consumer goods. As the economy began to stabilize, we saw a gradual recovery with improved volume trends in Central Europe in the second half of the year. Volume declined 28 percent in the second quarter, 16 percent in the third quarter, and 5 percent in the fourth quarter of fiscal year 2004, for an overall volume decline of 13 percent for fiscal year 2004. We increased pricing in late 2003 and early 2004 in anticipation of higher sugar costs, as a result of the entry of our markets into the EU. In addition, we experienced higher resin costs.

Operating income improved in fiscal year 2004 to $2.0 million in Central Europe, compared to $0.5 million in 2003, despite the immediate challenges of the entry of our markets into the EU, due to our higher net pricing, our continued efforts to rationalize our operations to achieve improved cost performance, and our product portfolio expansion. Our higher net pricing strategy and focus on promotions helped to offset some of the effects of the volume declines and higher raw material costs. Our efforts to migrate to an alternative sales and distribution system in Central Europe in certain territories was substantially completed during fiscal year 2004. This strategy involves the use of third party distributors in the less densely populated rural areas, and is expected to result in estimated annual cost savings of approximately $7 million. In addition, early in fiscal year 2004, we implemented a standard organization structure in Central Europe to reduce redundancies and streamline operations, which resulted in a headcount reduction and expected annual cost savings of approximately $5 million. Furthermore, in the fourth quarter of 2004, we consolidated certain production lines in Poland and finalized plans to further consolidate production lines and facilities in Hungary and Republic of Slovakia in the first quarter of 2005. We also plan to reduce our headcount in our Central European headquarters and record a special charge accordingly, in the first quarter of 2005. Once completed, these programs are expected to drive annual cost savings between $3.5 million and $4.0 million. In addition, our top-line benefited from the expansion of our product portfolio in 2004, including our introduction of Tropicana Juice, Lipton Iced Tea and Gatorade in selected markets, and the distribution of Frito-Lay snack foods in the Czech Republic.

In the Caribbean, we continue to be challenged by the unique competitive environment, and the macroeconomic and political conditions that exist at each location. In addition, in 2004, we overcame the challenges of a very active hurricane season. Despite these challenges, operating income in the Caribbean grew by $5.3 million to $5.4 million in 2004, due to solid execution of our initiatives. In 2004, we drove strong top-line growth through our continued expansion of our product portfolio and of our export sales in Jamaica. In addition, we leveraged our infrastructure with the distribution of Frito-Lay products in Trinidad and Tobago.

Focusing on 2005

In looking ahead to 2005, we are focused on continuing to drive top-line growth and finding an appropriate balance between volume and price. Pricing, with a focus on both rate and mix, continues to be a driving factor in achieving our top-line growth. Our plans include increased emphasis on volume with an emphasis on the growth categories based on the continued shift in consumer demands and increased interest in products related to health and wellness, including non-carbonated beverages, energy drinks, water, and diet categories. In addition, we continue to focus on the single serve, immediate consumption business across all channels and products.

We continue to focus on product and product-line expansion, as well as packaging innovation. Volume should benefit from our innovation calendar and product line extensions and enhancements, in particular in the U.S. We are in the process of rolling out Aquafina Flavor Splash and Aquafina Sparkling in our U.S. markets to bring expansion to the water category, and appeal to those consumers who want a greater choice of water. In fiscal year 2005, we plan to rollout a new reformulated Wild Cherry Pepsi, and PepsiOne will be enhanced with the new sweetening product, Splenda. Our new packaging will include 8-ounce, 15-pack cans and 12-ounce PET multi-pack packages. In addition, we will build on the growing demand for non-carbonated beverages by extending the Tropicana line with both regular and sugar-free Tropicana orangeade, and we will now compete with the wider portfolio in the tea category at all price points.

In Central Europe and the Caribbean, we seek to continue to grow our top-line through the utilization of our existing infrastructure, which includes the distribution of Frito-Lay snack foods in selected markets in an effort to increase our relevancy to our customers. In addition, we have introduced the Slice trademark into all four markets in Central Europe.

Lastly, we plan to grow our top-line through the integration of Central Investment Corporation ("CIC"), which we acquired in January 2005. This acquisition provides opportunities for incremental growth, and complements our existing markets in Ohio and gives us a presence in Florida, which currently has a higher population growth than our other markets and provides an opportunity to gain market share. We expect this acquisition to be accretive to earnings per share in 2005.

In 2005, we expect to achieve diluted earnings per share of $1.33 to $1.36, a growth of approximately 4 to 6 percent on an as reported basis, compared to 2004 diluted earnings per share of $1.28. This includes the expected $0.04 per share accretive impact of the CIC acquisition. On a constant territory basis, we expect worldwide volume to increase in the range of 2 to 3 percent and to improve average net selling price by 3 to 4 percent. Cost of goods sold per unit is expected to increase 4 to 5 percent, and selling, delivery and administrative expenses are expected to be higher by 4 to 5 percent compared to 2004. Overall, we expect to generate operating income growth on a constant territory basis of 3 to 5 percent, excluding special charges.

Our success in achieving operating income growth, combined with our efforts in driving lower borrowing costs and effectively managing our capital spending, drove adjusted operating cash flow of $335.9 million in fiscal year 2004. Our ability to generate significant adjusted operating cash flow makes available several options, including increasing our dividends, repurchasing stock, investing in the business and pursuing acquisitions with appropriate economic returns. We continue to examine the optimal uses of cash.

The above overview should not be considered by itself in determining full disclosure, and should be read in conjunction with the other sections of this Annual Report on Form 10-K.

The following discussion and analysis includes six major categories: critical accounting policies, related party transactions, results of operations, liquidity and capital resources, recently issued accounting pronouncements, and discussion of our market risks (which appears in Item 7A). The discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and notes thereto included in this Annual Report on Form 10-K.

Critical Accounting Policies

The preparation of the Consolidated Financial Statements in conformity with U.S generally accepted accounting principles requires management to use estimates. We base our estimates on historical experience, available information and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and revisions to estimates are included in our results for the period in which the actual amounts or revisions become known. Presented in our notes to the Consolidated Financial Statements is a summary of our most significant accounting policies used in the preparation of such statements. Significant estimates in the Consolidated Financial Statements include goodwill impairment, environmental liabilities, income taxes and casualty insurance costs which are described in further detail below:

Goodwill Impairment.    Goodwill is tested for impairment at least annually, using a two-step approach at the reporting unit level: U.S., Central Europe and the Caribbean. First, we estimate the fair value of the reporting units primarily using discounted estimated future cash flows. If the carrying value exceeds the fair value of the reporting unit, the second step of the goodwill impairment test is performed to measure the amount of the potential loss. Goodwill impairment is measured by comparing the "implied fair value" of goodwill with its carrying amount. The impairment evaluation requires the use of considerable management judgment to determine the fair value of the reporting units using discounted future cash flows, including estimates and assumptions regarding the amount and timing of cash flows, cost of capital and growth rates.

Environmental Liabilities.    We continue to be subject to certain indemnification obligations under agreements related to previously sold subsidiaries, including potential environmental liabilities (see "Environmental Matters" in Item 1 and Note 18 to the Consolidated Financial Statements for further discussion). We have recorded our best estimate of our probable liability under those indemnification obligations with the assistance of outside consultants and other professionals. The estimated indemnification liabilities include expenses for the remediation of identified sites, payments to third parties for claims and expenses (including product liability and toxic tort claims), administrative expenses, and the expenses of on-going evaluations and litigation. Such estimates and the recorded liabilities are subject to various factors, including possible insurance recoveries, the allocation of liabilities among other potentially responsible parties, the advancement of technology for means of remediation, possible changes in the scope of work at the contaminated sites, as well as possible changes in related laws, regulations, and agency requirements. We do not discount environmental liabilities.

Income Taxes.    Our effective income tax rate is based on income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. The tax bases of our assets and liabilities reflect management's best estimate of the outcome of future tax audits. We have established valuation allowances against substantially all of the non-U.S. net operating losses to reflect the uncertainty of our ability to fully utilize these benefits given the limited carryforward periods permitted by the various jurisdictions. The evaluation of the realizability of our net operating losses requires the use of considerable management judgment to estimate the future taxable income for the various jurisdictions, for which the ultimate amounts and timing of such estimates may differ. The valuation allowance can also be impacted by changes in the tax regulations.

Significant judgment is required in determining our contingent tax liabilities. We have established contingent tax liabilities using management's best judgment and adjust these liabilities as warranted by changing facts and circumstances. A change in our tax liabilities in any given period could have a significant impact on our results of operations and cash flows for that period.

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

Our liability for casualty costs is estimated using individual case-based valuations and statistical analyses and is based upon historical experience, actuarial assumptions and professional judgment. These estimates are subject to the effects of trends in loss severity and frequency and are based on the best data available to us. These estimates, however, are also subject to a significant degree of inherent variability, including the relatively recent increases in medical costs. We evaluate these estimates with our actuarial advisors on an annual basis and we believe that they are appropriate and within acceptable industry ranges, although an increase or decrease in the estimates or economic events outside our control could have a significant impact on our results of operations and cash flows. Accordingly, the ultimate settlement of these costs may vary significantly from the estimates included in our Consolidated Financial Statements.

Related Party Transactions

Transactions with PepsiCo

PepsiCo is considered a related party due to the nature of our franchise relationship and PepsiCo's ownership interest in us. As of fiscal year end 2004, PepsiCo beneficially owned 41.4 percent of PepsiAmericas' outstanding common stock. Approximately 92 percent of our total volume is derived from the sale of Pepsi-Cola products. We have entered into transactions and agreements with PepsiCo from time to time, and we expect to enter into additional transactions and agreements with PepsiCo in the future. Material agreements and transactions between PepsiCo and us are described below.

Pepsi franchise agreements are issued in perpetuity, subject to termination only upon failure to comply with their terms. Termination of these agreements can occur as a result of any of the following: our bankruptcy or insolvency; change of control of greater than 15 percent of any class of our voting securities; untimely payments for concentrate purchases; quality control failure; or failure to carry out the approved business plan communicated to PepsiCo.

Bottling Agreements and Purchases of Concentrate and Finished Product.    We purchase concentrates from PepsiCo and manufacture, package, distribute and sell carbonated and non-carbonated beverages under various bottling agreements with PepsiCo. These agreements give us the right to manufacture, package, sell and distribute beverage products of PepsiCo in both bottles and cans and fountain syrup in specified territories. These agreements include a Master Bottling Agreement and a Master Fountain Syrup Agreement for beverages bearing the "Pepsi-Cola" and "Pepsi" trademarks, including Diet Pepsi and Pepsi One in the United States. The agreements also include bottling and distribution agreements for non-cola products in the United States, and international bottling agreements for countries outside the United States. These agreements provide PepsiCo with the ability to set prices of concentrates, as well as the terms of payment and other terms and conditions under which we purchase such concentrates. Concentrate purchases from PepsiCo included in cost of goods sold totaled $687.9 million, $671.7 million and $641.9 million for the fiscal years 2004, 2003 and 2002, respectively. In addition, we bottle water under the "Aquafina" trademark pursuant to an agreement with PepsiCo that provides for payment of a royalty fee to PepsiCo, which totaled $29.6 million, $25.9 million and $22.8 million for the fiscal years 2004, 2003 and 2002, respectively, and was included in cost of goods sold. We also purchase finished beverage products from PepsiCo and certain of its affiliates, including tea, concentrate and finished beverage products from a Pepsi/Lipton partnership, as well as finished beverage products from a PepsiCo/Starbucks partnership. Such purchases are reflected in cost of goods sold and totaled $100.5 million, $90.8 million and $90.7 million for the fiscal years 2004, 2003 and 2002, respectively.

Bottler Incentives and Other Support Arrangements.    PepsiCo and PepsiAmericas share a business objective of increasing availability and consumption of Pepsi-Cola beverages. Accordingly, PepsiCo provides us with various forms of bottler incentives to promote their brands. The level of this support is negotiated regularly and can be increased or decreased at the discretion of PepsiCo. The bottler incentives cover a variety of initiatives, including direct marketplace, shared media and advertising support, to support volume and market share growth. Worldwide bottler incentives from PepsiCo totaled approximately $156.5 million, $165.8 million, and $154.2 million for the fiscal years ended 2004, 2003 and 2002. There are no conditions or requirements that could result in the repayment of any support payments received by us.

Under the 2003 marketing support program, and in conjunction with the prospective adoption of EITF Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor," in the first quarter of 2003, bottler incentives that are directly attributable to incremental expenses incurred are reported as either an increase to net sales or a reduction to SD&A expenses, commensurate with the recognition of the related expense. Such bottler incentives include amounts received for direct support of advertising commitments and exclusivity agreements with various customers. All other bottler incentives are recognized as a reduction of cost of goods sold when the related products are sold based on the agreements with vendors. Such bottler incentives primarily include base level funding amounts which are fixed based on the previous year's volume and variable amounts that are reflective of the current year's volume performance. Prior to the adoption of EITF Issue No. 02-16 and under previous marketing support programs, bottler incentives were primarily recognized as an increase to net sales or as a reduction in SD&A expenses based on the objectives of the programs and initiatives.

Based on information received from PepsiCo, PepsiCo provided indirect marketing support to our marketplace, which consisted primarily of media expenses. This indirect support is not reflected or included in our Consolidated Financial Statements, as these amounts were paid by PepsiCo on our behalf to third parties.

Manufacturing and National Account Services.    We provide manufacturing services to PepsiCo in connection with the production of certain finished beverage products, and also provide certain manufacturing, delivery and equipment maintenance services to PepsiCo's national account customers. Net amounts paid or payable by PepsiCo to us for these transactions were $18.0 million, $18.6 million, and $23.5 million for fiscal years 2004, 2003 and 2002, respectively.

Other Transactions.    PepsiCo provides procurement services to us pursuant to a shared services agreement. Under such agreement, PepsiCo acts as our agent and negotiates with various suppliers the cost of certain raw materials by entering into raw material contracts on our behalf. The raw material contracts obligate us to purchase certain minimum volumes. PepsiCo also collects and remits to us certain rebates from the various suppliers related to our procurement volume. In addition, PepsiCo executes certain derivative contracts on our behalf and in accordance with our hedging strategies. In 2004, 2003 and 2002, we paid $3.5 million, $2.4 million, and $1.9 million, respectively, to PepsiCo for such services, which are included in costs of goods sold.

During fiscal year 2002, we paid $3.3 million to PepsiCo for the SoBe distribution rights, of which approximately $0.2 million of amortization expense is included in SD&A expenses for the fiscal years 2004, 2003, and 2002, respectively.

Beginning in September 2003, we purchased snack food products from Frito-Lay, Inc., a subsidiary of PepsiCo, for sale and distribution in Trinidad and Tobago. We began similar distribution of Frito-Lay snack products in the Czech Republic in 2004. Net amounts payable to PepsiCo and its affiliates for snack food products were $0.1 million and $0.3 million in fiscal years 2004 and 2003, respectively.

At the end of fiscal years 2004 and 2003, net amounts due to PepsiCo related to the above transactions amounted to $1.8 million and $2.1 million, respectively.

In summary, the Consolidated Statements of Income include the following income and (expense) transactions with PepsiCo (in millions):

	2004	2003	2002
Net sales:
Bottler incentives	$4.0	$7.5	$84.8
Manufacturing and national account services	18.0	18.6	23.5

	$22.0	$26.1	$108.3

Cost of goods sold:
Purchases of concentrate	$(687.9)	$(671.7)	$(641.9)
Purchases of finished products	(100.5)	(90.8)	(90.7)
Bottler incentives	136.8	142.6	19.2
Aquafina royalty fee	(29.6)	(25.9)	(22.8)
Procurement services	(3.5)	(2.4)	(1.9)

	$(684.7)	$(648.2)	$(738.1)

Selling, delivery and administrative expenses:
Bottler incentives	$15.7	$15.7	$50.2
Purchases of advertising materials	(1.7)	(1.8)	(2.6)

	$14.0	$13.9	$47.6

Agreements and Relationships with Dakota Holdings, LLC and Mr. Pohlad

Under the terms of the PepsiAmericas Merger Agreement, Dakota Holdings, LLC, a Delaware limited liability company whose members at the time of the PepsiAmericas merger included PepsiCo and Pohlad Companies, was required to elect a contingent payment alternative in exchanging its shares of the former PepsiAmericas. Mr. Pohlad, our Chief Executive Officer, is the President and the owner of one-third of the capital stock of Pohlad Companies. Accordingly, in connection with the transaction, Dakota Holdings, LLC acquired the right to receive up to 6,669,747 shares of our common stock if certain performance levels were met for the years 2000 through 2002. The Affiliated Transaction Committee of the Board, which oversaw the process of determining whether the contingent payments were earned under the PepsiAmericas Merger Agreement, determined that no shares were issuable pursuant to this right.

In connection with the PepsiAmericas merger, Dakota Holdings, LLC became the owner of 14,562,970 shares of our common stock, including 377,128 shares purchasable pursuant to the exercise of a warrant. In November 2002, the members of Dakota Holdings, LLC entered into a redemption agreement pursuant to which the PepsiCo membership interests were redeemed in exchange for certain assets of Dakota Holdings, LLC. As a result, Dakota Holdings, LLC became the owner of 12,027,557 shares of our common stock, including 311,470 shares purchasable pursuant to the exercise of a warrant. Pohlad Companies may be deemed to have beneficial ownership of the securities beneficially owned by Dakota Holdings and Mr. Pohlad may be deemed to have beneficial ownership of the securities beneficially owned by Dakota Holdings and Pohlad Companies.

Transactions with Pohlad Companies

In February 2002, we entered into an Aircraft Joint Ownership Agreement with Pohlad Companies. Pursuant to the Aircraft Joint Ownership Agreement we purchased a one-eighth interest in a Lear Jet aircraft owned by Pohlad Companies. We paid approximately $1.6 million related to the jet in fiscal year 2002, which included our capitalized portion of the purchase price ($1.5 million) and the related SD&A expenses associated with the jet ($0.1 million). SD&A expenses associated with the jet in 2004 and 2003 were $0.1 million and $0.1 million, respectively.

In addition, we paid Pohlad Companies, or its subsidiaries, for various services, which totaled approximately $0.1 million and $0.7 million in 2003 and 2002, respectively.

Other Transactions

Transactions with Bottlers in Which PepsiCo Holds An Equity Interest.    We sold finished beverage products to other bottlers, including The Pepsi Bottling Group, Inc., a bottler in which PepsiCo owns an equity interest. These sales occurred in instances where the proximity of our production facilities to the other bottlers' markets or lack of manufacturing capability, as well as other economic considerations, made it more efficient or desirable for the other bottlers to buy finished product from us. Sales to other bottlers, including those in which PepsiCo owns an equity interest, were approximately $84.8 million, $64.6 million, and $71.6 million in fiscal years 2004, 2003, and 2002, respectively. Our purchases from such other bottlers in fiscal years 2004, 2003, and 2002 were not material.

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

Items Impacting Comparability

Fiscal Year.    Our U.S. operations report using a fiscal year that ends on the Saturday closest to December 31 and as a result, a 53rd week is added every five to six years. Fiscal years 2004 and 2002 consisted of 52 weeks ended on January 1, 2005 and December 28, 2002, respectively. Fiscal year 2003 consisted of 53 weeks ended on January 3, 2004. Our Central Europe and Caribbean operations fiscal years end on December 31st and therefore were not impacted by the 53rd week in 2003. The following table illustrates the approximate dollars (in millions) and percentage points of growth that the incremental week contributed to our 2003 operating results:

	Dollars	Percentage Points
Net sales	$33.9	1.0%
Gross profit	13.1	1.0%
Selling, delivery and administrative expenses	8.2	0.8%
Operating income	4.9	1.5%

Impact of Emerging Issues Task Force Issue No. 02-16.    In the first quarter of 2003, we prospectively adopted EITF Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor." EITF Issue No. 02-16 concludes that certain consideration received by a customer from a vendor is presumed to be a reduction of the price of the vendor's products, and therefore, should be recorded as a reduction of cost of goods sold when recognized in the customer's income statement, unless certain criteria are met. This presumption is overcome if the consideration paid to the customer is directly attributable (offsetting) to incremental and separately identifiable expenses incurred elsewhere in the income statement. Prior to the adoption of EITF Issue No. 02-16, bottler incentives (marketing support programs) from brand owners were recognized as an increase to net sales or as a reduction in SD&A expenses based on the objectives of the programs and initiatives. In accordance with EITF Issue No. 02-16, we recorded certain bottler incentives as a reduction of cost of goods sold beginning in the first quarter of 2003 to properly account for new agreements. Bottler incentives that are directly attributable to incremental expenses incurred are reported as either an increase to net sales or a reduction to SD&A expenses, commensurate with the recognition of the related expense. All other bottler incentives are recognized as a reduction of cost of goods sold when the related products are sold based on the agreements with vendors.

Assuming that EITF Issue No. 02-16 had been in place at the beginning of fiscal year 2002, the following adjustments would have been made to our fiscal year 2002 reported results (in millions):

2002
Net sales
As reported	$3,239.8
EITF Issue No. 02-16 adjustment	(83.3)

Adjusted comparison	$3,156.5

Cost of goods sold
As reported	$1,967.4
EITF Issue No. 02-16 adjustment	(121.5)

Adjusted comparison	$1,845.9

SD&A expenses
As reported	$969.1
EITF Issue No. 02-16 adjustment	38.2

Adjusted comparison	$1,007.3

Operating Results — 2004 compared with 2003

Volume.    Sales volume growth (declines) for 2004 and 2003 were as follows:

	2004		2003
U.S.	(2.0%	)	(2.3%	)
Central Europe	(13.0%	)	(6.7%	)
Caribbean	3.8%		4.3%
Worldwide	(3.5%	)	(2.7%	)

In 2004, worldwide volume decreased 3.5 percent compared to the prior year, mainly attributable to volume declines of 2.0 percent in the U.S. and 13.0 percent in Central Europe partially offset by Caribbean volume growth of 3.8 percent. The decline in worldwide volume for the year was mainly due to the lapping of the 53rd week in 2003 in the U.S., lower volumes in our core Pepsi trademark, and the impact of the entry of our markets into the EU in May 2004.

The decline in U.S. volume of 2.0 percent in fiscal year 2004 reflected the lapping of the 53rd week in 2003 and continued softness in our Pepsi and Mountain Dew brands, partially offset by high single-digit volume growth in our non-carbonated beverage portfolio. The lapping of the incremental 53rd week contributed 1.2 percent to the U.S.

volume decline in fiscal year 2004. Trademark Pepsi experienced mid single-digit declines, driven mainly by lower volumes in brand Pepsi, offset, in part, by continued strength in the diet Pepsi brands and growth from product innovation during fiscal year 2004. Volume in trademark Mountain Dew was relatively flat in 2004 compared to the prior year, driven by growth in brand Diet Mountain Dew and the introduction of Mountain Dew Pitch Black during the third quarter of 2004, offset by the impact of lapping our Mountain Dew LiveWire product launch in the first quarter of 2003. Trademark Pepsi and trademark Mountain Dew comprise approximately 75 percent of our total volume. Non-carbonated beverage growth was driven by double-digit growth in Aquafina volume and the introduction of Tropicana juice drinks in February 2004.

Volume in Central Europe decreased 13.0 percent during fiscal year 2004. This decline was driven primarily by market-wide increases in costs related to the accession of our markets into the EU, including increases in retailer prices, higher raw material costs, increased value-added taxes and higher utility costs as a result of privatization of those industries. We also experienced cold weather conditions in the late spring and early summer that negatively impacted volume. Despite these challenges, the rate of volume decline slowed with each sequential quarter since the accession to the EU, and we expect this improvement in volume to continue into fiscal year 2005. In Central Europe, carbonated soft drinks account for approximately 63 percent of total volume, while the water category and other non-carbonated beverages comprise our remaining volume. Our carbonated soft drink business declined in the low double digits driven primarily by a high single-digit volume decline in trademark Pepsi and double-digit volume declines in other carbonated soft drinks. Our water category experienced double-digit volume declines during fiscal year 2004 despite successful promotional activity in the first quarter.

Volume in the Caribbean increased 3.8 percent compared to the same period last year, primarily driven by the 3.7 percent volume contribution from the consolidation of the Bahamas. The volume growth of 0.1 for the remainder of the Caribbean was mainly driven by volume growth in Puerto Rico, offset by volume declines in Jamaica as a result of higher pricing. The introduction of the Essential water brand contributed to the volume growth, as well as our continued expansion of our product portfolio.

Net Sales.    Net sales and net pricing statistics for 2004 and 2003 were as follows (dollar amounts in millions):

Net Sales	2004	2003	Change
U.S.	$2,825.8	$2,739.4	3.2%
Central Europe	309.4	310.4	(0.3%	)
Caribbean	209.5	187.0	12.0%

Worldwide	$3,344.7	$3,236.8	3.3%

Net Pricing Growth (Decline)
U.S.	4.8%	4.4%
Central Europe	14.2%	13.5%
Caribbean	6.6%	(0.3%	)
Worldwide	6.5%	5.3%

Net sales in 2004 increased $107.9 million, or 3.3 percent, to $3,344.7 million compared to $3,236.8 million in 2003. The 3.3 percent increase in worldwide net sales primarily reflected an increase in net average selling prices in all three geographic segments, offset, in part, by the impact of volume declines in both the U.S. and Central Europe.

Net sales in the U.S. in fiscal year 2004 increased $86.4 million, or 3.2 percent, to $2,825.8 million from $2,739.4 million in the prior year. This increase occurred despite the lapping of the incremental 53rd week, which contributed $33.9 million to net sales in fiscal year 2003. The increase in U.S. net sales was the result of improved net selling prices of 4.8 percent, which offset the impact of the lower volumes in 2004. The improvement in net pricing was driven by rate increases of approximately 3.2 percent and package mix contribution of 1.6 percent. The top-line growth has been driven by our continued focus on our single serve packages and our disciplined approach to pricing across all geographic segments, as well as strong contributions from our non-carbonated beverage category, most notably double-digit growth in Aquafina and the introduction of Tropicana Juice drinks.

Net sales in Central Europe decreased $1.0 million, or 0.3 percent, to $309.4 million in 2004 from $310.4 million in the prior year. The decrease resulted from a volume decrease of 13.0 percent, which was partially offset by a 14.2 percent increase in net pricing, aided by the impact of foreign currency translation. Foreign currency translation contributed $25.5 million to net sales, which accounted for approximately 9.8 percent of the net pricing growth in fiscal year 2004. As a result of the cost pressures associated with our markets' accession into the EU, we increased our net pricing starting in the fourth quarter of 2003 and the first quarter of 2004. Promotional efforts in the first quarter of 2004 enabled us to maintain volume while we continued to maintain pricing during this period. The reduction of these promotional activities after the first quarter of 2004 and the impact of the accession of our markets into the EU contributed to the decreases in volume during the balance of fiscal year 2004, as consumers were impacted by the higher price points on many consumer products. Customers appeared to be adjusting to the higher pricing during the balance of the year, as the rate of volume declines slowed with each sequential quarter in 2004.

Caribbean net sales increased $22.5 million, or 12.0 percent, to $209.5 million in 2004 compared to $187.0 million in the prior year. The increase in net sales resulted from the $11.2 million contribution from the consolidation of the Bahamas beginning in the first quarter of 2004. The remainder of the increase in net sales was mainly due to the increase in net pricing in Puerto Rico, Jamaica, and Trinidad and Tobago.

Cost of Goods Sold.    Cost of goods sold for 2004 and 2003 were as follows (dollar amounts in millions):

	2004	2003	Change
U.S.	$1,594.8	$1,560.6	2.2%
Central Europe	175.1	176.1	(0.6%	)
Caribbean	152.3	139.9	8.9%

Worldwide	$1,922.2	$1,876.6	2.4%

Cost of goods sold increased $45.6 million, or 2.4 percent, to $1,922.2 million compared to $1,876.6 million last year. The increase was driven primarily by higher raw material costs, as worldwide cost of goods sold per unit increased 5.3 percent during fiscal year 2004. The primary drivers of the increase in raw material costs were increases in aluminum and resin costs.

In the U.S., cost of goods sold increased $34.2 million, or 2.2 percent, to $1,594.8 million from $1,560.6 million in 2003. In fiscal year 2003, the 53rd week resulted in an additional $20.8 million in cost of goods sold. Cost of goods sold per unit increased 3.4 percent in the U.S., primarily driven by price increases in aluminum and resin. We were able to mitigate, in part, the increase in aluminum costs with our hedging program. In addition, concentrate costs, which represent approximately 40 percent of total product costs in the U.S., were higher as PepsiCo concentrate prices increased on average by approximately 0.8 percent beginning in February 2004.

In Central Europe, cost of goods sold decreased $1.0 million, or 0.6 percent, to $175.1 million compared to $176.1 million in the previous year. This decrease was primarily due to volume declines of 13.0 percent, offset by higher raw material costs and the $12.5 million unfavorable impact of foreign currency translation. Higher sugar prices after the accession of our markets into the EU, as well as higher resin costs, contributed to the 14.3 percent increase in cost of goods sold per unit during fiscal year 2004.

In the Caribbean, cost of goods sold increased $12.4 million, or 8.9 percent, to $152.3 million compared to $139.9 million in 2003, driven mainly by the consolidation of the Bahamas beginning in the first quarter of 2004 which contributed more than half of the increase in cost of goods sold. The remainder of the increase was due to an increase in volume of 0.1 percent for the remainder of the Caribbean and a higher cost of goods sold per unit, primarily due to higher operating costs.

Selling, Delivery and Administrative Expenses.    Selling, delivery and administrative expenses for 2004 and 2003 were as follows (dollar amounts in millions):

	2004	2003	Change
U.S.	$898.7	$857.4	4.8%
Central Europe	128.4	133.9	(4.1%	)
Caribbean	51.8	46.2	12.1%

Worldwide	$1,078.9	$1,037.5	4.0%

In 2004, SD&A expenses increased $41.4 million, or 4.0 percent, to $1,078.9 million from $1,037.5 million in the prior year. As a percentage of net sales, SD&A expenses increased to 32.3 percent in 2004, compared to 32.1 percent in 2003.

In the U.S., SD&A expenses increased $41.3 million to $898.7 million in fiscal year 2004 compared to $857.4 million in the prior year. In fiscal year 2003, the 53rd week resulted in an incremental $8.2 million of SD&A expenses. As a percentage of net sales, SD&A expenses increased to approximately 31.8 percent in fiscal year 2004, compared to 31.3 percent in the prior year. The increase in SD&A expenses was primarily attributed to higher insurance, compensation and benefit costs.

In Central Europe, SD&A expenses decreased $5.5 million to $128.4 million from $133.9 million in the prior year, despite the $7.5 million unfavorable impact of foreign currency translation. SD&A expenses as a percentage of net sales improved to 41.5 percent in fiscal year 2004, compared to 43.1 percent in the prior year. The decrease in SD&A expenses can be mainly attributed to cost savings related to our efforts to better leverage our infrastructure, including the completion of our migration to an alternative sales and distribution strategy in the rural areas in Central Europe, and the implementation of a standard organization structure, which reduced headcount and streamlined operations.

SD&A expenses in the Caribbean increased $5.6 million to $51.8 million in 2004, compared to $46.2 million in 2003. This increase was mainly due to the incremental SD&A costs of $3.1 million due to the consolidation of the Bahamas in the first quarter of 2004, as well as higher operating costs in Puerto Rico.

Special Charges.    During 2004, we recorded special charges, net, of $3.9 million in Central Europe, as we continued to rationalize our infrastructure to better fit our business model and the changing market conditions, including the accession of our markets into the EU. The special charges included a charge of $2.3 million, primarily for severance costs and related benefits, related to a reduction in the workforce in Central Europe as a result of the standardization of the organizational structure in all countries and is expected to result in annual cost savings of approximately $5 million.

In addition, in the fourth quarter of 2004, we recorded a special charge of $2.0 million related to the consolidation of certain production lines and facilities in Poland and Hungary, as we take advantage of the opportunities that now exist with the entry of our markets into the EU to improve the efficiencies of our supply chain in Central Europe. This special charge consisted primarily of asset write-downs and the acceleration of depreciation. This charge was net of a $0.4 million reversal recorded in the fourth quarter of 2004 due to revisions of estimates of certain liabilities related to previous special charges, as we substantially completed the plans to modify our distribution strategy in all of our markets in Central Europe. We anticipate additional special charges of approximately $3.0 million in the first half of 2005 related to continued consolidation of production lines in Republic of Slovakia and functional realignment of our organizational structure as a result of changing market conditions. We anticipate these plans, collectively, will result in annual savings in Central Europe in the range of $3.5 million to $4.0 million once such plans noted above are completed.

Operating Income.    Operating income for 2004 and 2003 was as follows (dollar amounts in millions):

	2004	2003	Change
U.S.	$332.3	$315.7	5.3%
Central Europe	2.0	0.5	300.0%
Caribbean	5.4	0.1	*

Worldwide	$339.7	$316.3	7.4%

*Calculation of percentage change is not meaningful.

Operating income increased $23.4 million, or 7.4 percent, to $339.7 million in 2004 compared to $316.3 million in 2003, driven by an increase in operating income in the U.S. of $16.6 million and an increase in operating income in our combined international operations of $6.8 million. U.S. operating income increased $16.6 million to $332.3 million in 2004, despite the $4.9 million benefit to U.S. operating income related to the incremental 53rd week in 2003. The most significant contributing factor to U.S. operating income growth in 2004 was the improvement in our net pricing, which offset lower volumes, higher raw material costs and increased SD&A expenses.

In fiscal year 2004, we continued to achieve operating profitability in our combined international operations. Operating income in our international operations was $7.4 million in fiscal year 2004, compared to $0.6 million in the prior year. Operating income in Central Europe increased $1.5 million to $2.0 million in 2004, compared to $0.5 million in the prior year. Foreign currency translation contributed approximately $5.5 million to the operating income growth in 2004, which helped to partially offset higher raw material costs and the impact of lower volumes. We continued to achieve efficiencies and lower SD&A costs in local currency as a result of our new alternatives sales and distribution system and other cost reduction efforts.

In the Caribbean, operating income increased $5.3 million to $5.4 million in 2004, compared to $0.1 million in the prior year. The operating income improvement in the Caribbean was primarily due to higher net pricing, reflecting strong single serve and 2-liter pricing. Operating income in 2004 included $0.3 million of losses from the consolidation of the Bahamas beginning in the first quarter.

Interest and Other Expenses.    Interest expense, net, decreased $7.5 million to $62.1 million in fiscal year 2004 compared to $69.6 million in the prior year. This decrease was due to lower borrowing costs in 2004 due, in part, to financing activities and lower debt levels. Interest expense, net in fiscal year 2004 includes $1.9 million of interest income related to a state income tax refund and the settlement of various income tax audits. Included in interest expense, net, in fiscal year 2003 was a loss on the early extinguishment of debt of $8.8 million, offset, in part, by a $6.4 million increase in interest income due to the favorable resolution of a tax refund case related to our previous ESOP. See Notes 8 and 10 to the Consolidated Financial Statements for further discussion.

We recorded other income, net, of $4.7 million in 2004 compared to other expense, net, of $6.5 million reported in 2003. Included in other income, net, in 2004 was a gain of $5.2 million related to the sale of a parcel of land in downtown Chicago in 2002. The gain reflected the settlement and final payment on the promissory note related to the initial land sale, for which we had previously provided a full allowance. In 2003, we recorded an additional gain of $2.1 million on the same land sale related to the favorable resolution of certain contingencies. In addition, other income, net, included $4.5 million of foreign currency exchange gains in fiscal year 2004, compared to foreign exchange gains of $0.9 million in fiscal year 2003.

Income Taxes.    The effective income tax rate, which is income tax expense expressed as a percentage of income from continuing operations before income taxes, was 35.6 percent for 2004 compared to 34.4 percent for 2003. Several significant items impacted our effective tax rate for fiscal year 2004 and 2003. For fiscal year 2004, we recorded a $2.8 million benefit relating to the reversal of certain tax liabilities due to the settlement of income tax audits through the 2002 tax year. In addition, we recorded a $2.6 million net tax benefit relating to a state income tax refund. In aggregate, these significant items for fiscal year 2004 reduced our effective income tax rate by approximately 1.9 percent.

In fiscal year 2003, we recorded additional tax accruals of $4.3 million and a tax benefit of $6.0 million related to the favorable ESOP settlement. We also recorded a net reversal of tax liabilities of $6.0 million due primarily to the conclusion of various income tax audits through the 1999 tax year. In aggregate, these significant tax items in fiscal year 2003 reduced our effective income tax rate by approximately 3.1 percent. See Note 8 to the Consolidated Financial Statements for further discussion of the significant items recorded in "Income taxes."

Net Income.    Net income increased $24.3 million to $181.9 million in 2004, compared to $157.6 million in 2003. The factors affecting the improved performance were previously discussed.

Operating Results — 2003 compared with 2002

Volume.    Sales volume growth (declines) for 2003 and 2002 were as follows:

	2003		2002
U.S.	(2.3%	)	1.9%
Central Europe	(6.7%	)	12.1%
Caribbean	4.3%		(0.4%	)
Worldwide	(2.7%	)	3.5%

In 2003, worldwide volume decreased 2.7 percent compared to the prior year, mainly attributable to volume declines of 2.3 percent in the U.S. and 6.7 percent in Central Europe offset by Caribbean volume growth of 4.3 percent. The decline in worldwide volumes for the year was mainly due to the weak performance in the first quarter of 2003 in the U.S. and Central Europe, the continued impact of lower single serve package volumes, and the impact of volume declines in trademark Pepsi and trademark Mountain Dew, offset partially by the 1.0 percent incremental benefit of the 53rd week. However, volume declines slowed throughout 2003 ending the year with an increase in worldwide volume of 2.1 percent in the fourth quarter and an increase in U.S. volume of 5.5 percent in the fourth quarter. Fourth quarter volume growth also benefited from the incremental 53rd week.

The decline in U.S. volume of 2.3 percent in fiscal year 2003, which included a 1.2 percent benefit from the 53rd week, reflected the weak performance in the first quarter of 2003, as well as continued softness in single serve package volume and trademark Pepsi and trademark Mountain Dew, as consumer demands shifted and higher net selling prices were maintained. We experienced softness across all channels, including continued volume declines in the small format channel. From a brand perspective, the decline in U.S. volume included mid single-digit declines in trademark Pepsi, driven mainly by lower volumes in brand Pepsi, offset, in part, by the introduction of Pepsi Vanilla in the third quarter of 2003. The low single-digit declines in trademark Mountain Dew reflected lower volumes in brand Mountain Dew, offset, in part, by the introduction of LiveWire in the second quarter of 2003 and volume increases in Diet Mountain Dew. Trademark Pepsi and trademark Mountain Dew comprise almost 80 percent of our total volume. During 2003, we continued to achieve growth in Sierra Mist and trademark Lipton. Trademark Aquafina volumes were relatively flat compared to the same period in the prior year.

Total volume in Central Europe decreased 6.7 percent during fiscal year 2003, and reflected volume declines in all four countries. Volume declined year-over-year in Central Europe due to several factors, including continued competitive pressures in the water and carbonated soft drink categories and poor weather conditions in the first quarter of 2003 in certain markets. In Central Europe, carbonated soft drinks account for approximately 64 percent of total volume, while the water category comprises approximately 28 percent of our volume. A new market entrant in the value-priced water segment negatively impacted our volume trends as we maintained our pricing structure. Overall, we maintained a similar disciplined pricing structure in Central Europe as we have in the U.S., despite the competitive pressures, which negatively impacted our volume trends, but positively contributed to our operating profit.

Total volume in the Caribbean increased 4.3 percent compared to the prior year primarily reflecting volume improvements in Puerto Rico and Trinidad and Tobago.

Net Sales.    Net sales and net pricing statistics for 2003 and 2002 were as follows (dollar amounts in millions):

Net Sales	2003		2002		Change
U.S.	$2,739.4		$2,760.5		(0.8%	)
Central Europe	310.4		298.4		4.0%
Caribbean	187.0		180.9		3.4%

Worldwide	$3,236.8		$3,239.8		(0.1%	)

Net Pricing Growth (Decline)
U.S.	4.4%		1.6%
Central Europe	13.5%		(0.8%	)
Caribbean	(0.3%	)	3.9%
Worldwide	5.3%		0.8%

Net sales in 2003 decreased $3.0 million, or 0.1 percent, to $3,236.8 million compared to $3,239.8 million in 2002. The decrease in net sales was due primarily to the adoption of EITF Issue No. 02-16 in fiscal year 2003, offset by the incremental benefit of the 53rd week of $33.9 million in the U.S. Had we adopted EITF Issue No. 02-16 in fiscal year 2002, net sales for fiscal year 2002 would have been $83.3 million lower than reported. The remainder of the decrease in worldwide net sales primarily reflected volume declines in both the U.S. and Central Europe, offset partially by an increase in worldwide net average selling prices of 5.3 percent, driven by increased pricing in the U.S. and Central Europe and favorable exchange rates in Central Europe. In addition, our Caribbean operations contributed positively to net sales growth in 2003.

Net sales in the U.S. in 2003 decreased $21.1 million to $2,739.4 million from $2,760.5 million in the prior year. Net sales were impacted by the incremental benefit of $33.9 million from the 53rd week and the adoption of EITF Issue No. 02-16 in fiscal year 2003. Had we adopted EITF Issue No. 02-16 in fiscal year 2002, net sales in the U.S. for fiscal year 2002 would have been $83.3 million lower than reported. The remainder of the decrease in U.S. net sales was the result of lower volumes in 2003 versus 2002, offset partly by an improved net selling price per unit of 4.4 percent. The improvement in net pricing was driven by price increases of approximately 2.7 percent and a package mix contribution of 1.7 percent. A favorable change in our can mix, including the eight-ounce cans introduced in the fourth quarter of 2003, as well as a reversal in declining trends in our 20-ounce single serve business in the fourth quarter of 2003, contributed to the positive mix impact.

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

Caribbean net sales increased 3.4 percent to $187.0 million compared to $180.9 million in the prior year. The increase in net sales resulted mainly from volume growth of 4.3 percent and increased net pricing in Puerto Rico and Trinidad, offset, in part, by Jamaica's decline in net pricing due, in part, to unfavorable foreign exchange rates.

Cost of Goods Sold.    Cost of goods sold for 2003 and 2002 were as follows (dollar amounts in millions):

	2003	2002	Change
U.S.	$1,560.6	$1,653.8	(5.6%	)
Central Europe	176.1	177.3	(0.7%	)
Caribbean	139.9	136.3	2.6%

Worldwide	$1,876.6	$1,967.4	(4.6%	)

Cost of goods sold decreased $90.8 million, or 4.6 percent, to $1,876.6 million compared to $1,967.4 million in the prior year. The decrease was primarily driven by the impact of the adoption of EITF Issue No. 02-16 in fiscal year 2003 offset partly by the incremental impact of the 53rd week of $20.8 million in the U.S. Had we adopted EITF Issue No. 02-16 in fiscal year 2002, worldwide cost of goods sold for fiscal year 2002 would have been $121.5 million lower than reported.

In the U.S., cost of goods sold decreased $93.2 million, to $1,560.6 million from $1,653.8 million in 2002. Cost of goods was impacted by the adoption of EITF Issue No. 02-16 in fiscal year 2003 and the incremental costs of $20.8 million from the 53rd week. Had we adopted EITF Issue No. 02-16 in fiscal year 2002, cost of goods sold in the U.S. for fiscal year 2002 would have been $117.5 million lower than reported. We experienced increases in cost of goods sold per unit in the U.S., which reflected higher concentrate costs and increased costs related to product mix. More of our products are being sold in non-returnable PET packages versus can packages, which is a trend we expect to continue. Concentrate prices from PepsiCo beginning in February 2003 were approximately 2 percent higher than the prior year.

In Central Europe, cost of goods sold decreased $1.2 million, or 0.7 percent, to $176.1 million compared to $177.3 million in the previous year. The decrease was due primarily to the impact of the adoption of EITF Issue No. 02-16 in fiscal year 2003. Had we adopted EITF Issue No. 02-16 in fiscal year 2002, cost of goods sold in Central Europe for fiscal year 2002 would have been $4.0 million lower than reported. The remainder of the decrease was due to a volume decline of 6.7 percent and lower costs related to the decline in the German co-packing business in the Czech Republic, partly offset by the unfavorable impact of foreign currency translation of approximately $15.1 million.

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

Selling, Delivery and Administrative Expenses.    Selling, delivery and administrative expenses for 2003 and 2002 were as follows (dollar amounts in millions):

	2003	2002	Change
U.S.	$857.4	$791.8	8.3%
Central Europe	133.9	129.3	3.6%
Caribbean	46.2	48.0	(3.8%	)

Worldwide	$1,037.5	$969.1	7.1%

In 2003, SD&A expenses increased $68.4 million, or 7.1 percent, to $1,037.5 million from $969.1 million in the previous year. The increase was due to the adoption of EITF Issue No. 02-16 in fiscal year 2003 and incremental costs of $8.2 million contributed by the 53rd week of U.S. operations. Had we adopted EITF Issue No. 02-16 in fiscal year 2002, SD&A expenses for fiscal year 2002 would have been $38.2 million higher than reported. As a percentage of net sales, SD&A expenses increased to 32.1 percent in 2003, compared to 29.9 percent in the prior year.

In the U.S., SD&A expenses increased $65.6 million to $857.4 million compared to $791.8 million in the prior year. The increase was due to the adoption of EITF Issue No. 02-16 in fiscal year 2003 and the incremental costs associated with the 53rd week. Had we adopted EITF Issue No. 02-16 in fiscal year 2002, SD&A expenses for fiscal year 2002 would have been $34.2 million lower than reported. The remainder of the increase in SD&A expenses was primarily attributed to higher insurance and benefit costs.

In Central Europe, SD&A expenses increased $4.6 million to $133.9 million from $129.3 million in the prior year. The increase in SD&A expenses was due primarily to the $10.0 million unfavorable impact of foreign currency rates and the adoption of EITF Issue No. 02-16 in fiscal year 2003. Had we adopted EITF Issue No. 02-16 in fiscal year 2002, SD&A expenses for fiscal year 2002 would have been $4.0 million higher than reported. SD&A expenses as a percentage of net sales improved to 43.1 percent in fiscal year 2003, compared to 43.3 percent in the prior year. The increase in SD&A expense was partly offset by cost savings achieved related to the migration to an alternative sales and distribution strategy in the rural areas in Central Europe.

SD&A expenses in the Caribbean decreased $1.8 million to $46.2 million in 2003, and improved as a percentage of net sales to 24.7 percent in 2003, from 26.5 percent in the prior year.

Special Charges.    During fiscal year 2003, we recorded special charges, net, of $6.4 million, including the $5.6 million charge, net, in the U.S. related to the reduction in workforce, and net charges of $0.8 million related to the changes in the production, marketing and distribution strategies in our international operations. The U.S. special charge, net, of $5.6 million consisted mainly of severance-related costs, including the acceleration of restricted stock awards, associated with the announced reduction in our U.S. workforce in the first quarter of 2003.

During fiscal year 2003, we recorded special charges of $2.1 million in Central Europe related to the modification of the distribution method in Poland, the Czech Republic, and Republic of Slovakia, offset by a $2.1 million reversal of special charges recorded in the third quarter of 2003 related to the favorable outcomes associated with lease obligations and severance payments. In the Caribbean, we recorded special charges of $0.8 million that consisted mainly of asset write-downs related to the shutdown of the Barbados manufacturing facility. Similar to the distribution changes we are making in Central Europe, we have rationalized our operation in Barbados. We are now outsourcing our distribution through a local partner and sourcing production from another manufacturing location we operate.

Operating Income.    Operating income for 2003 and 2002 was as follows (dollar amounts in millions):

	2003	2002	Change
U.S.	$315.7	$314.7	0.3%
Central Europe	0.5	(10.6)	*
Caribbean	0.1	(3.4)	*

Worldwide	$316.3	$300.7	5.2%

*Calculation of percentage change is not meaningful.

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

For the first time, we achieved operating profitability in our combined international operations in fiscal year 2003. Operating income in our international operations was $0.6 million in fiscal year 2003, compared to a combined operating loss of $14.0 million in the prior year. Operating income in Central Europe increased $11.1 million to $0.5 million in 2003, compared to a loss of $10.6 million in the prior year, while, in the Caribbean, operating income increased $3.5 million to $0.1 million in 2003, compared to a loss of $3.4 million in the prior year. Approximately $0.5 million of the Caribbean improvement in operating income was related to a change in estimate regarding the lives of certain fixed assets.

Historically, the profitability of our international operations had been a challenge. The infrastructure of our Central Europe and Caribbean operations anticipated a certain growth in market share for PepsiCo branded products; however, the competitive environment, stronger than anticipated preferences to local branded products, as well as the overall macroeconomic and political conditions did not allow us to generate sufficient volume and revenue growth to cover the operating costs present in our current distribution infrastructures. Over the past several years, we addressed the lack of profitability in our international operations in several ways. In Central Europe, first, we expanded the portfolio of products we distribute beyond carbonated soft drink brands owned by PepsiCo and Cadbury Schweppes. In 1999, we acquired a local brand in Central Europe, Toma, which allowed for the distribution of juices, still drinks and water under the Toma brand to leverage our existing infrastructure. Second, we modified our distribution method in Central Europe beginning in 2002 from a conventional direct store delivery model to an alternative model using distributors in rural areas. This change both expanded our revenue by increasing our points of contact with the end customer and reduced costs.

As it relates to the Caribbean markets, we have better leveraged our infrastructure in the Caribbean in several ways, including the outsourcing of production for Barbados from an already existing manufacturing location and the utilization of a third party distributor beginning in 2003, as well as expanding our portfolio of products for distribution in Trinidad and Tobago, including Frito-Lay snack foods.

Interest and Other Expenses.    Net interest expense in 2003 was $69.6 million, compared to $76.4 million in the prior year. Included in net interest expense during 2003 was a loss on the early extinguishment of debt of $8.8 million, offset, in part, by a $6.4 million increase in interest income due to the favorable resolution of a tax refund case related to our previous Employee Stock Ownership Plan ("ESOP"), both recorded in the first quarter. See Notes 8 and 10 to the Consolidated Financial Statements for further discussion. In addition, our borrowing costs benefited from overall lower interest rates, a slight shift in our fixed and floating rate debt mix with approximately 65 percent of our total debt being fixed and the remaining floating, and the refinancing of a portion of our fixed rate debt in the first quarter of 2003.

We recorded other expense, net of $6.5 million in 2003 compared to other expense, net of $4.1 million reported in 2002. Included in other expense, net in 2002 was a pretax gain of $3.5 million resulting from the sale of a parcel of land in downtown Chicago. In 2003, we recorded an additional gain on the same land sale of $2.1 million related to the reduction of certain accruals due to the favorable resolution of related contingencies.

Income Taxes.    The effective income tax rate, which is income tax expense expressed as a percentage of income from continuing operations before income taxes, was 34.4 percent in 2003 compared to 38.4 percent in 2002. Several significant items impacted our effective tax rate for fiscal year 2003. We recorded additional tax accruals of $4.3 million, $6.0 million of tax benefit related to the favorable tax settlement associated with our previous ESOP in the first quarter, and a net reversal of tax accruals of $6.0 million related primarily to the conclusion of various income tax audits through the 1999 tax year. Collectively, these significant items for fiscal year 2003 reduced our effective income tax rate by approximately 3.1 percent. The further reduction in our 2003 effective income tax rate, compared to the effective income tax rate in 2002, was due primarily to a lower effective state income tax rate in the U.S. See Note 8 to the Consolidated Financial Statements for further discussion of the significant items recorded in "Income taxes."

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

Liquidity and Capital Resources

Operating activities.    Net cash provided by operating activities of continuing operations increased by $166.6 million to $464.1 million in 2004, compared to $297.5 million in 2003. The increase in net cash provided by operating activities in fiscal year 2004 can be mainly attributed to our $24.3 million improvement in net income to $181.9 million in 2004 and the increase in our accounts receivable securitization program. In fiscal year 2004, we increased our securitized receivables by $100.0 million compared to the reduction of sales into our accounts receivable securitization program by $92.3 million in fiscal year 2003. These cash inflows in fiscal year 2004 were offset by cash outflows from primary working capital of $42.3 million mainly due to the increase in accounts receivable and decrease in accounts payable. Primary working capital is comprised of inventory, accounts payable and accounts receivable, excluding securitized receivables. Significant cash outlays for operating activities included our contribution of $6.0 million to our pension plan in fiscal year 2004 and $9.2 million in fiscal year 2003. We expect to fund a comparable amount to our pension plan in fiscal year 2005 as was contributed in 2004. We are $26.8 million underfunded in our pension plans as of the end of fiscal year 2004. We do not believe that any known trends or uncertainties related to our pension plan will result in a material change in our results of operations, financial condition, or our liquidity.

Investing activities.    Investing activities during 2004 included capital investments of $121.8 million, down $36.5 million from capital investments of $158.3 million in 2003. Capital spending in 2004 decreased due to lower spending on vending equipment, coolers, machinery and equipment, and fleet. The lower spending was partly attributable to improved capital discipline and full utilization of our vending refurbishment capability. These reductions were offset by increased spending in 2004 for the completion of the rollout of our Next Generation selling system. Capital spending in 2005, excluding potential acquisitions, is expected to be in the range of $160 million to $170 million.

In January 2004, we completed the acquisition of the Dr Pepper franchise rights for a 13-county area in northeast Arkansas and certain related assets from Dr Pepper Bottling Company of Paragould, Inc. We acquired the franchise rights and related assets for $17.7 million. In March 2004, we acquired 2,000 additional shares of Pepsi-Cola Bahamas for $3.3 million, which increased our ownership interest in the Bahamas from 30 percent to 70 percent. As a result, we have consolidated the Bahamas beginning in the first quarter of 2004. The investment was accounted for under the equity method prior to this transaction. Both amounts are included in the "Franchises and companies acquired, net of cash acquired" line item in the Consolidated Statement of Cash Flows.

In the second quarter of 2004, we received $5.2 million associated with the 2002 sale of a parcel of land in downtown Chicago. This receipt reflected the settlement and final payment on the $12.0 million promissory note related to the initial sale of this property. In the first quarter of 2003, we received $6.4 million as partial payment on the same promissory note. Both amounts are included in the "Proceeds from sales of investments, net" line item in the Consolidated Statements of Cash Flows.

In the fourth quarter of 2003, we paid $1.5 million for the buyout of the minority interest in Trinidad. In the second quarter of 2003, we entered into an agreement with Grupo Empresarial Mariposa Corporation ("Gemcorp"), the owner of all the outstanding shares of the Central American Bottling Corporation ("Cabcorp"), to purchase 3,807 shares of stock of Cabcorp. In the third quarter of 2003, we made a $2.5 million payment to Gemcorp for 1,269 shares of Cabcorp stock. Pursuant to the agreement and subject to certain performance requirements by Gemcorp, we will make two additional payments, each for $2.5 million in consideration for 1,269 shares. After the purchase of the 3,807 shares of Cabcorp, we will have a 1.5 percent interest in the equity securities of Cabcorp. Both amounts are included in "Franchises and companies acquired, net of cash acquired" on the Consolidated Statement of Cash Flows.

Financing Activities.    Our total debt decreased $129.7 million to $1,148.6 million as of the end of fiscal year 2004, from $1,278.3 million as of the end of fiscal year 2003. During fiscal year 2004, we assumed $4.3 million of debt associated with the Pepsi-Cola Bahamas transaction. We also had net borrowings of $19.4 million from our short-term debt during fiscal year 2004. In May 2004, we repaid the $150 million face value 6.0 percent notes at their maturity.

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

We have a revolving credit agreement with maximum borrowings of $500 million, which acts as back up for our commercial paper program. Accordingly, we have a total of $500 million available under our commercial paper program and revolving credit facility combined. We had $59.5 million of outstanding commercial paper borrowings as of the end of fiscal year 2004, compared to $26.0 million at the end of fiscal year 2003.

In August 2001, we announced that we would resume purchasing our common stock under a previously authorized repurchase program. In December 2002, the Board authorized an additional 20 million shares for our repurchase program. As of fiscal year end 2004, 6.3 million shares remained available for repurchase under the 2002 authorization. During fiscal year 2004, we executed an accelerated stock repurchase program in which we repurchased 10 million shares of our common stock for $203.5 million. See Note 14 in the Consolidated Financial Statements for further discussion. During fiscal year 2004, after the completion of the accelerated stock repurchase program, we repurchased an additional 0.2 million shares of our common stock for $4.2 million. During fiscal year 2003, we repurchased approximately 5.0 million shares of our common stock for $67.6 million. In addition, during 2003 we paid $10.6 million relating to treasury stock purchases that were unsettled and included in "Other accrued expenses" at the end of 2002 in the Consolidated Balance Sheet.

Beginning in fiscal year 2004, our Board of Directors instituted a practice of reviewing dividend declarations on a quarterly basis. The Board declared quarterly dividends of $0.075 per share on PepsiAmericas common stock for each quarter of fiscal year 2004. During fiscal year 2004, we paid cash dividends of $42.0 million based on four quarterly dividends of $0.075 per share. During fiscal year 2003, we paid cash dividends of $5.8 million based on one annual dividend of $0.04 per share. On February 24, 2005, we announced that our Board of Directors declared a first quarter 2005 dividend of $0.085 per share on PepsiAmericas common stock. The dividend is payable April 1, 2005 to shareholders of record on March 15, 2005.

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

In January 2005, we completed the acquisition of the capital stock of CIC, which was the seventh largest Pepsi bottler in the U.S., for a purchase price of $340 million plus an adjustment for working capital. In addition, we issued $300 million of notes in January 2005 with a coupon rate of 4.875 percent due January 15, 2015. The proceeds of the January 2005 debt issuance were used to fund the acquisition of CIC.

The following table provides a summary of our contractual obligations as of the end of fiscal year 2004, by due date. Long-term debt obligations do not include amounts related to the fair value adjustment from interest rate swaps and unamortized (discount) premium. Our short-term and long-term debt, lease commitments, purchase obligations and advertising and exclusivity rights are more fully described in Notes 10, 11 and 18, respectively, in the Notes to the Consolidated Financial Statements. Our interest obligations relate to our contractual obligations under our fixed-rate long-term debt.

	Payments Due by Period
Contractual obligations
	Total	2005	2006	2007	2008	2009	Thereafter
Commercial paper and notes payable	$69.8	$69.8	$—	$—	$—	$—	$—
Long-term obligations	1,059.3	62.0	300.9	262.4	—	150.0	284.0
Interest obligations	518.4	66.7	60.6	50.9	40.8	36.0	263.4
Advertising commitments and exclusivity rights	107.7	29.4	24.9	19.4	14.9	6.3	12.8
Raw material purchase obligations	50.6	17.0	16.8	16.8	—	—	—
Operating lease obligations	120.4	22.1	17.7	13.9	9.9	10.3	46.5
Capital lease obligations	10.2	10.2	—	—	—	—	—

Total contractual cash obligations	$1,936.4	$277.2	$420.9	$363.4	$65.6	$202.6	$606.7

Discontinued Operations.    We continue to be subject to certain indemnification obligations, net of insurance, under agreements related to previously sold subsidiaries, including indemnification expenses for potential environmental and tort liabilities of these prior subsidiaries. There is significant uncertainty in assessing our potential expenses for complying with our indemnification obligations, as the determination of such amounts is subject to various factors, including possible insurance recoveries and the allocation of liabilities among other potentially responsible and financially viable parties. Accordingly, the ultimate settlement and timing of cash requirements related to such indemnification obligations may vary significantly from the estimates included in our financial statements. At the end of fiscal year 2004, we had recorded $106.8 million in liabilities for future remediation and other costs arising out of our indemnification obligations. This amount excludes possible insurance recoveries and is determined on an undiscounted cash flow basis. In addition, we have funded coverage pursuant to an insurance policy purchased in fiscal year 2002 (see

Finite Funding discussion in "Environmental Matters" in Item 1, which reduces the cash required to be paid by us for certain environmental sites pursuant to our indemnification obligations. The Finite Funding amount recorded was $21.9 million at the end of fiscal year 2004, of which $1.5 million is expected to be received in 2005 based on our expenditures, and is thus, included as a current asset in the Consolidated Balance Sheet.

During fiscal years 2004 and 2003, we paid approximately $6.4 million and $4.9 million, respectively, related to such indemnification obligations, net of insurance settlements of $8.0 million and $16.1 million, respectively, as well as the benefit of taxes. We expect to spend approximately $15 million to $25 million in fiscal year 2005 for remediation and other related costs, excluding possible insurance recoveries. (See "Environmental Matters" in Item 1 and Note 18 to the Consolidated Financial Statements for further discussion of discontinued operations and related environmental liabilities).

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued a revised Statement of Financial Accounting Standards ("SFAS") No. 123, "Share-Based Payment." Among its provisions, SFAS 123R will require us to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize the cost over the requisite service period. SFAS 123R becomes effective for us beginning in the third quarter of 2005. As described in Note 1 to the Consolidated Financial Statements, we currently use the intrinsic value method to account for stock-based employee compensation. As a result, adoption of SFAS 123R is expected to reduce our net income in interim and annual periods after adoption. We believe the best indication of the approximate impact of adopting the provisions of SFAS 123R may be determined by reviewing Note 1 to the Consolidated Financial Statements. This note shows that net income would have decreased by $0.02, $0.02 and $0.04 per diluted share for fiscal years 2004, 2003 and 2002, respectively. Also, upon adoption we will be allowed to, but not required to, restate prior interim periods or prior years in accordance with a prescribed modified retrospective method. We have not yet determined whether we will restate prior periods.

In December 2004, the FASB issued SFAS No. 151, "Inventory Costs." SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 becomes effective for us beginning in fiscal year 2006. We believe that the adoption of SFAS No. 151 will not have a material impact on our Consolidated Financial Statements.

In December 2004, the FASB issued Staff Position ("FSP") FAS No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." FSP No. 109-1 clarifies SFAS No. 109's guidance that applies to the new tax deduction for qualified domestic production activities. FSP No. 109-1 became effective upon issuance and we believe this pronouncement will not have a material impact on our Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

We are subject to various market risks, including risks from changes in commodity prices, interest rates and currency exchange rates.

Commodity Prices.    The risk from commodity price changes relates to our ability to recover higher product costs through price increases to customers, which may be limited due to the competitive pricing environment that exists in the soft drink business. We use derivative financial instruments to hedge price fluctuations for a portion of anticipated purchases of certain commodities used in our operations, including aluminum, natural gas, and diesel fuel. Because of the high correlation between such commodity prices and our cost of these products, we consider these hedges to be highly effective. At the end of 2004, we have hedged a portion of our anticipated aluminum can and natural gas purchases through November 2005, while we have hedged a portion of our anticipated diesel fuel purchases through December 2005.

Interest Rates.    Our floating rate exposure relates to changes in the six-month London Interbank Offered Rate ("LIBOR") and the overnight Federal Funds rate. Assuming consistent levels of floating rate debt with those held as of fiscal year end 2004, a 50 basis point change in each of these rates would have an impact of approximately $1.1 million on our annual interest expense. In the third quarter of 2001 and the third quarter of 2003, we entered into interest rate swaps to convert a portion of our fixed rate debt to floating rate. In 2004, we had short-term investments throughout a majority of the year, principally invested in money market funds and commercial paper, which were most closely tied to the overnight Federal Funds rate. The amount of these investments was not significant throughout the year. Assuming a 50 basis point change in the rate of interest associated with our short-term investments, interest income would not have changed by a significant amount.

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

Based on net sales, non-U.S. operations represented approximately 16 percent of our total operations in 2004. Changes in currency exchange rates impact the translation of the non-U.S. operations' results from their local currencies into U.S. dollars. If the currency exchange rates had changed by ten percent in 2004, we estimate the impact on reported operating income would have been approximately $0.4 million. Our estimate reflects the fact that a portion of the non-U.S. operations costs are denominated in U.S. dollars, including concentrate purchases. This estimate does not take into account the possibility that rates can move in opposite directions and that gains in one category may or may not be offset by losses from another category.

Equity Prices.    We were subject to equity price risk due to the repurchase of our common stock through our accelerated stock repurchase program (see Note 14 in the Consolidated Financial Statements for further discussion). At the end of the program, we were required to receive or pay a price adjustment based on the difference between the weighted average price of our stock over the life of the program and the initial purchase price of $20.03 per share. At our election, any payments we were obligated to make pursuant to the settlement of the forward contract could either be in cash or in shares of our common stock. Changes in the fair value of our common stock impacted the final settlement of the program. At the end of 2004, the investment bank had acquired 10 million shares at an average price of $20.35 per share, which included our payment of a price adjustment of $2.1 million. We paid the price adjustment in cash. As this program was settled in the fourth quarter of 2004, we were not subject to equity price risk associated with this transaction as of fiscal year end 2004.

Item 8. Financial Statements and Supplementary Data.

See Index to Financial Information on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  •
  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

  •
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

  •
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of January 1, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, management believes that as of January 1, 2005, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm that audited the Consolidated Financial Statements included in this Annual Report on Form 10-K has issued an attestation report on our assessment of our internal control over financial reporting, which appears immediately following this report.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2004, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PEPSIAMERICAS, INC. & SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
of PepsiAmericas, Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that PepsiAmericas, Inc. (the Company) maintained effective internal control over financial reporting as of January 1, 2005, based on criteria established in "Internal Control — Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of January 1, 2005, is fairly stated, in all material respects, based on criteria established in "Internal Control — Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2005, based on criteria established in "Internal Control — Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PepsiAmericas, Inc. and subsidiaries as of the end of fiscal years 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the fiscal years 2004, 2003 and 2002, and our report dated March 9, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois
March 9, 2005

Item 9B. Other Information.

None.

Part III

Item 10. Directors and Executive Officers of the Registrant.

We incorporate by reference the information contained under the captions "Proposal 1: Election of Directors", "Our Board of Directors and Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for the annual meeting of shareholders to be held April 28, 2005.

Pursuant to General Instruction G(3) to the Annual Report on Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding executive officers of PepsiAmericas is provided in Part I of this Annual Report on Form 10-K under separate caption.

We have adopted a code of conduct that applies to our principal executive officer, principal financial officer and principal accounting officer. This code of conduct is available on our website at www.pepsiamericas.com and in print upon written request to PepsiAmericas, Inc., 4000 Dain Rauscher Plaza, 60 South Sixth Street, Minneapolis, Minnesota 55402, Attention: Investor Relations. Any amendment to, or waiver from, a provision of our code of conduct will be posted to the above-referenced website.

Item 11. Executive Compensation.

We incorporate by reference the information contained under the captions "Executive Compensation" and "Non-Employee Director Compensation" in our definitive proxy statement for the annual meeting of shareholders to be held April 28, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate by reference the information contained under the captions "Our Largest Shareholders" and "Shares Held by Our Directors and Executive Officers" in our definitive proxy statement for the annual meeting of shareholders to be held April 28, 2005.

Equity Compensation Plan Information.    The following table summarizes information regarding common stock that may be issued under our existing equity compensation plans as of fiscal year end 2004.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	12,340,607	(1)	$16.36	(2)	6,587,375
Equity compensation plans not approved by security holders	—				—

Total	12,340,607				6,587,375

(1)
This number includes stock options, as well as 1,439,734 shares underlying unvested restricted stock awards, granted or issued under stock incentive plans approved by our shareholders.
(2)
Weighted average exercise price of outstanding options and rights excludes unvested restricted stock awards.

Item 13. Certain Relationships and Related Transactions.

We incorporate by reference the information contained under the caption "Certain Relationships and Related Transactions" in our definitive proxy statement for the annual meeting of shareholders to be held April 28, 2005.

Item 14. Principal Accountant Fees and Services.

We incorporate by reference the information contained under the caption "Proposal 2: Ratification of Appointment of Independent Registered Public Accountants" in our definitive proxy statement for the annual meeting of shareholders to be held April 28, 2005.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

  (a)
  See Index to Financial Information on page F-1 and Exhibit Index on page E-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of March 2005.

PEPSIAMERICAS, INC.
By:	/s/ G. MICHAEL DURKIN, JR. G. Michael Durkin, Jr. Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of March 2005.

	Signature	Title

*	/s/ ROBERT C. POHLAD ROBERT C. POHLAD	Chairman of the Board and Chief Executive Officer and Director (principal executive officer)
	/s/ G. MICHAEL DURKIN, JR. G. MICHAEL DURKIN, JR.	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)
*	/s/ HERBERT M. BAUM HERBERT M. BAUM	Director
*	/s/ RICHARD G. CLINE RICHARD G. CLINE	Director
*	/s/ PIERRE S. DU PONT PIERRE S. du PONT	Director
*	/s/ ARCHIE R. DYKES ARCHIE R. DYKES	Director
*	/s/ JAROBIN GILBERT, JR. JAROBIN GILBERT, JR.	Director
*	/s/ JAMES R. KACKLEY JAMES R. KACKLEY	Director
*	/s/ MATTHEW M. MCKENNA MATTHEW M. MCKENNA	Director
*	/s/ CYNTHIA SWANSON CYNTHIA SWANSON	Director
*By:	/s/ G. MICHAEL DURKIN, JR. G. Michael Durkin, Jr. Attorney-in-Fact March 11, 2005

PEPSIAMERICAS, INC. & SUBSIDIARIES

Financial Information

For Inclusion in Annual Report on Form 10-K
Fiscal Year 2004

PEPSIAMERICAS, INC. & SUBSIDIARIES

Index to Financial Information

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Statements of Income for the fiscal years 2004, 2003 and 2002	F-3
Consolidated Balance Sheets as of fiscal year end 2004 and 2003	F-4
Consolidated Statements of Cash Flows for the fiscal years 2004, 2003 and 2002	F-5
Consolidated Statements of Shareholders' Equity for the fiscal years 2004, 2003 and 2002	F-6
Notes to Consolidated Financial Statements	F-7
Financial Statement Schedules:
Financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or related notes.

PEPSIAMERICAS, INC. & SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
of PepsiAmericas, Inc.:

We have audited the accompanying consolidated balance sheets of PepsiAmericas, Inc. and subsidiaries (the Company) as of the end of fiscal years 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the fiscal years 2004, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of the end of fiscal years 2004 and 2003, and the results of their operations and their cash flows for each of the fiscal years 2004, 2003 and 2002, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Emerging Issues Task Force Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor," as of the beginning of fiscal year 2003.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of January 1, 2005, based on the criteria established in "Internal Control — Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois
March 9, 2005

PEPSIAMERICAS, INC. & SUBSIDIARIES

Consolidated Statements of Income

(in millions, except per share data)

Fiscal years	2004	2003	2002
Net sales	$3,344.7	$3,236.8	$3,239.8
Cost of goods sold	1,922.2	1,876.6	1,967.4

Gross profit	1,422.5	1,360.2	1,272.4
Selling, delivery and administrative expenses	1,078.9	1,037.5	969.1
Special charges, net	3.9	6.4	2.6

Operating income	339.7	316.3	300.7
Interest expense, net	(62.1)	(69.6)	(76.4)
Other income (expense), net	4.7	(6.5)	(4.1)

Income from continuing operations before income taxes	282.3	240.2	220.2
Income taxes	100.4	82.6	84.5

Income from continuing operations	181.9	157.6	135.7
Loss from discontinued operations after taxes	—	—	(6.0)

Net income	$181.9	$157.6	$129.7

Weighted average common shares:
Basic	139.2	143.1	152.1
Incremental effect of stock options and awards	2.6	1.0	0.9

Diluted	141.8	144.1	153.0

Income (loss) per share — basic:
Continuing operations	$1.31	$1.10	$0.89
Discontinued operations	—	—	(0.04)

Net income	$1.31	$1.10	$0.85

Income (loss) per share — diluted:
Continuing operations	$1.28	$1.09	$0.89
Discontinued operations	—	—	(0.04)

Net income	$1.28	$1.09	$0.85

Cash dividends per share	$0.30	$0.04	$0.04

The following notes are an integral part of these statements.

PEPSIAMERICAS, INC. & SUBSIDIARIES

Consolidated Balance Sheets

(in millions)

As of fiscal year end	2004	2003
Assets:
Current assets:
Cash and equivalents	$74.9	$69.0
Receivables, net of allowance of $15.1 million – 2004 and $12.8 million – 2003	190.5	268.8
Inventories:
Raw materials and supplies	84.8	78.5
Finished goods	93.0	91.3

Total inventories	177.8	169.8
Other current assets	86.3	68.7

Total current assets	529.5	576.3

Property (at cost):
Land	57.4	57.5
Buildings and improvements	384.4	347.9
Machinery and equipment	1,783.7	1,710.2

Total property	2,225.5	2,115.6
Accumulated depreciation	(1,125.5)	(985.8)

Net property	1,100.0	1,129.8

Goodwill and intangible assets	1,769.4	1,766.6
Other assets	130.9	124.1

Total assets	$3,529.8	$3,596.8

Liabilities and Shareholders' Equity:
Current liabilities:
Short-term debt, including current maturities of long-term debt	$142.0	$199.9
Payables	181.8	203.6
Accrued expenses:
Salaries and wages	57.1	52.1
Interest	19.3	18.4
Other	120.9	125.0

Total current liabilities	521.1	599.0

Long-term debt	1,006.6	1,078.4
Deferred income taxes	149.6	129.3
Other liabilities	229.3	225.0

Total liabilities	1,906.6	2,031.7

Shareholders' equity:
Preferred stock ($0.01 par value, 12.5 million shares authorized; no shares issued)	—	—
Common stock ($0.01 par value, 350 million shares authorized; 167.6 million shares issued – 2004 and 2003)	1,535.3	1,534.5
Retained income	579.6	439.8
Unearned stock-based compensation	(8.7)	(8.2)
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	35.8	(0.4)
Net unrealized investment gains and losses and cash flow hedging gains	14.0	—
Minimum pension liability adjustment	(33.8)	(29.0)

Accumulated other comprehensive income (loss)	16.0	(29.4)
Treasury stock (29.0 million shares – 2004 and 23.8 million shares – 2003)	(499.0)	(371.6)

Total shareholders' equity	1,623.2	1,565.1

Total liabilities and shareholders' equity	$3,529.8	$3,596.8

The following notes are an integral part of these statements.

PEPSIAMERICAS, INC. & SUBSIDIARIES

Consolidated Statements of Cash Flows

(in millions)

Fiscal years	2004	2003	2002
Cash Flows from Operating Activities:
Income from continuing operations	$181.9	$157.6	$135.7
Adjustments to reconcile to net cash provided by operating activities of continuing operations:
Depreciation and amortization	176.4	170.2	163.8
Deferred income taxes	34.1	24.1	62.9
Gain on sale of investment	(5.2)	(2.1)	(3.5)
Special charges, net	3.9	6.4	2.6
Cash outlays related to special charges	(2.8)	(6.8)	(5.8)
Other	15.1	13.0	6.7
Changes in assets and liabilities, exclusive of acquisitions and divestitures:
Increase (decrease) in securitized receivables (see Note 9)	100.0	(92.3)	(7.7)
(Increase) decrease in remaining receivables	(21.7)	26.1	(0.2)
(Increase) decrease in inventories	(6.2)	0.4	3.9
(Decrease) increase in payables	(14.4)	(7.2)	1.8
Net change in other assets and liabilities	3.0	8.1	(28.9)

Net cash provided by operating activities of continuing operations	464.1	297.5	331.3

Cash Flows from Investing Activities:
Franchises and companies acquired, net of cash acquired	(21.2)	(4.5)	(10.8)
Capital investments	(121.8)	(158.3)	(219.2)
Proceeds from sales of property	4.5	4.2	7.8
Proceeds from sales of investments, net	5.2	6.4	26.5

Net cash used in investing activities	(133.3)	(152.2)	(195.7)

Cash Flows from Financing Activities:
Net borrowings (repayments) of short-term debt	19.4	21.3	(226.6)
Proceeds from issuance of long-term debt	—	146.3	249.1
Repayment of long-term debt	(150.9)	(279.4)	—
Issuance of common stock	65.1	11.5	5.4
Treasury stock purchases	(207.7)	(78.2)	(91.8)
Cash dividends	(42.0)	(5.8)	(6.1)

Net cash used in financing activities	(316.1)	(184.3)	(70.0)

Net cash used in discontinued operations	(6.4)	(4.9)	(15.5)
Effects of exchange rate changes on cash and equivalents	(2.4)	(0.9)	(0.7)

Change in cash and equivalents	5.9	(44.8)	49.4
Cash and equivalents at beginning of year	69.0	113.8	64.4

Cash and equivalents at end of year	$74.9	$69.0	$113.8

The following notes are an integral part of these statements.

PEPSIAMERICAS, INC. & SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

(in millions)

	Common Stock			Unearned Stock- Based Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
			Retained Income					Total Shareholders' Equity
	Shares	Amount				Shares	Amount
As of fiscal year end 2001	167.6	$1,546.7	$164.4	$(1.1)	$(33.9)	(14.0)	$(245.8)	$1,430.3

Comprehensive income (see Note 21):
Net income			129.7					129.7
Currency translation adjustment					15.9			15.9
Unrealized investment loss					(5.0)			(5.0)
Cash flow hedge adjustment					(0.1)			(0.1)
Minimum pension liability:					(23.8)			(23.8)

Total comprehensive income								116.7

Treasury stock purchases						(7.5)	(102.4)	(102.4)
Stock compensation plans		(8.0)		(7.5)		1.5	25.6	10.1
Dividends declared			(6.1)					(6.1)

As of fiscal year end 2002	167.6	$1,538.7	$288.0	$(8.6)	$(46.9)	(20.0)	$(322.6)	$1,448.6
Comprehensive income (see Note 21):
Net income			157.6					157.6
Currency translation adjustment					8.8			8.8
Unrealized investment gain					2.5			2.5
Cash flow hedge adjustment					7.3			7.3
Minimum pension liability					(1.1)			(1.1)

Total comprehensive income								175.1

Treasury stock purchases						(5.0)	(67.6)	(67.6)
Stock compensation plans		(4.2)		0.4		1.2	18.6	14.8
Dividends declared			(5.8)					(5.8)

As of fiscal year end 2003	167.6	$1,534.5	$439.8	$(8.2)	$(29.4)	(23.8)	$(371.6)	$1,565.1
Comprehensive income (see Note 21):
Net income			181.9					181.9
Currency translation adjustment					36.2			36.2
Unrealized investment gain					15.2			15.2
Cash flow hedge adjustment					(1.2)			(1.2)
Minimum pension liability					(4.8)			(4.8)

Total comprehensive income								227.3

Treasury stock purchases						(10.2)	(207.7)	(207.7)
Stock compensation plans		0.8		(0.5)		5.0	80.3	80.6
Dividends declared			(42.1)					(42.1)

As of fiscal year end 2004	167.6	$1,535.3	$579.6	$(8.7)	$16.0	(29.0)	$(499.0)	$1,623.2

The following notes are an integral part of these statements.

PEPSIAMERICAS, INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

1.    Significant Accounting Policies

Principles of consolidation.    On November 30, 2000, Whitman Corporation merged with PepsiAmericas, Inc. ("the former PAS") and subsequently, in January 2001, changed its name to PepsiAmericas, Inc. (referred to herein as "PepsiAmericas," "we," "our," or "us"). The Consolidated Financial Statements include all wholly and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Nature of operations.    We manufacture and distribute a broad portfolio of beverage products in the United States, Central Europe and the Caribbean. We operate under exclusive franchise agreements with soft drink concentrate producers, including master bottling and fountain syrup agreements with PepsiCo, Inc. ("PepsiCo") for the manufacture, packaging, sale and distribution of PepsiCo branded products. There are similar agreements with Cadbury Schweppes and other brand owners. The franchise agreements exist in perpetuity and contain operating and marketing commitments and conditions for termination.

We distribute beverage products to various customers in our designated territories and through various distribution channels. We are vulnerable to certain concentrations of risk, mostly impacting the brands of beverage products we sell, as well as the customer base to which we sell, as we are exposed to a risk of loss greater than if we would have mitigated these risks through diversification. Approximately 92 percent of our sales volume is derived from brands that we bottle under licenses from PepsiCo or PepsiCo joint ventures. In addition, Wal-Mart Stores, Inc. is a major customer that constituted approximately 11.9 and 10.3 percent of our raw case sales volume in our U.S. operations for fiscal years 2004 and 2003, respectively, but did not exceed ten percent prior to 2003. Net sales to Wal-Mart constituted 9.7 percent and 8.6 percent of our net sales in our U.S. operations for fiscal years 2004 and 2003, respectively.

Use of accounting estimates.    The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Fiscal year.    Our U.S. operations report using a fiscal year that consists of 52 or 53 weeks ending on the Saturday closest to December 31. Our 2003 fiscal year contained 53 weeks and ended January 3, 2004. Our 2004 and 2002 fiscal years consisted of 52 weeks and ended on January 1, 2005 and December 28, 2002, respectively. Our Central Europe and Caribbean operations fiscal year ends are on December 31 and therefore are not impacted by the 53rd week.

Cash and equivalents.    Cash and equivalents consist of deposits with banks and financial institutions which are unrestricted as to withdrawal or use, and which have original maturities of three months or less.

Sale of receivables.    Our U.S. subsidiaries sell their receivables to Whitman Finance, a special purpose entity and wholly-owned subsidiary, which in turn sells an undivided interest in a revolving pool of receivables to a major U.S. financial institution. The sale of receivables is accounted for under Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (see Note 9 for further discussion).

Inventories.    Inventories are recorded at the lower of cost or net realizable value.

Derivative financial instruments.    Due to fluctuations in the market prices for certain commodities, including aluminum and fuel, we use derivative financial instruments to hedge against volatility in future cash flows related to such anticipated purchases. We also use derivative instruments to hedge against the risk of adverse movements in interest rates. We use derivative financial instruments to lock interest rates on future debt issues and to convert fixed rate debt to floating rate debt. Our corporate policy prohibits the use of derivative instruments for trading or speculative purposes, and we have procedures in place to monitor and control their use.

All derivative instruments are recorded at fair value as either assets or liabilities in our Consolidated Balance Sheets. Derivative instruments are generally designated and accounted for as either a hedge of a recognized asset or liability ("fair value hedge") or a hedge of a forecasted transaction ("cash flow hedge").

For a fair value hedge, both the effective and ineffective portions of the change in fair value of the derivative instrument, along with an adjustment to the carrying amount of the hedged item for fair value changes attributable to the hedged risk, are recognized in earnings. For derivative instruments that hedge interest rate risk, the fair value adjustments are recorded in "Interest expense, net," in the Consolidated Statements of Income.

For a cash flow hedge, the effective portion of changes in the fair value of the derivative instrument that are highly effective are deferred in accumulated other comprehensive income (loss) until the underlying hedged item is recognized in earnings. The applicable gain or loss recognized in earnings is recorded consistent with the expense classification of the underlying hedged item. If a fair value or cash flow hedge were to cease to qualify for hedge accounting or be terminated, it would continue to be carried on the Consolidated Balance Sheet at fair value until settled, but hedge accounting would be discontinued prospectively. If a forecasted transaction was no longer probable of occurring, amounts previously deferred in accumulated other comprehensive income (loss) would be recognized immediately in earnings.

We may also enter into derivative instruments for which hedge accounting is not required because they are entered into to offset changes in the fair value of an underlying transaction recognized in earnings. These instruments are reflected in the Consolidated Balance Sheets at fair value with changes in fair value recognized in earnings.

Property.    Depreciation is computed on the straight-line method. When property is sold or retired, the cost and accumulated depreciation are eliminated from the accounts and gains or losses are recorded in income from continuing operations. Expenditures for maintenance and repairs are expensed as incurred. The approximate lives used for annual depreciation are 15 to 40 years for buildings and improvements and 5 to 13 years for machinery and equipment.

Goodwill and intangible assets.    Goodwill is the excess of the purchase price over the fair market value of net assets acquired. Goodwill is tested for impairment at least annually, using a two-step approach at the reporting unit level: U.S., Central Europe, and Caribbean. First, we estimate the fair value of the reporting units primarily using discounted estimated future cash flows. If the carrying value exceeds the fair value of the reporting unit, the second step of the goodwill impairment test is performed to measure the amount of the potential impairment loss. Goodwill impairment is measured by comparing the "implied fair value" of goodwill with its carrying amount. We completed the transitional goodwill impairment test as of the beginning of fiscal year 2002, and determined that goodwill was not impaired. Our annual impairment evaluation for goodwill is performed in the fourth quarter, and no impairment of goodwill has been indicated.

We evaluate identified intangible assets with indefinite useful lives for impairment annually, unless an evaluation is required due to the occurrence of a triggering event. Impairment is measured as the amount by which the carrying value of the intangible asset exceeds its estimated fair value. Based on our impairment analysis performed in the fourth quarter of 2004, the estimated fair value of our identified intangible assets with indefinite lives exceeded the carrying amount.

Carrying values of long-lived assets.    We evaluate the carrying values of our long-lived assets by reviewing projected undiscounted cash flows. Such evaluations are performed whenever events and circumstances indicate that the carrying value of an asset may not be recoverable. If the sum of the projected undiscounted cash flows over the estimated remaining lives of the related asset group does not exceed the carrying value, the carrying value would be adjusted for the difference between the fair value, based on projected discounted cash flows, and the related carrying value.

Investments.    Investments principally include available-for-sale equity securities at fair value, securities that are not publicly traded at cost, and other investments, including real estate. Unrealized gains and losses, net of deferred taxes related to available-for-sale securities, are excluded from earnings and recorded in "Accumulated other comprehensive income (loss)" until realized. Fair values of available-for-sale securities are determined based on prevailing market prices. Real estate investments are carried at cost, which management believes is lower than net realizable value. Investments are included in "Other assets" on the Consolidated Balance Sheets.

Environmental liabilities.    We are subject to certain indemnification obligations under agreements related to previously sold subsidiaries, including potential environmental liabilities (see Note 18 for further discussion). We have recorded our best estimate of the probable liability under those indemnification obligations with the assistance of outside consultants and other professionals. The estimated indemnification liabilities include expenses for the remediation of identified sites, payments to third parties for claims and expenses (including product liability and toxic tort claims), administrative expenses, and the expense of on-going evaluations and litigation. Such estimates and the recorded liabilities are subject to various factors, including possible insurance recoveries, the allocation of liabilities among other potentially responsible parties, the advancement of technology for means of remediation, possible changes in the scope of work at the contaminated sites, as well as possible changes in related laws, regulations, and agency requirements. We do not discount environmental liabilities.

Revenue recognition.    Revenue is recognized when title to a product is transferred to the customer. Payments made to third parties as commissions related to vending activity are recorded as a reduction of net sales. Payments made to customers for the exclusive rights to sell our products in certain venues are recorded as a reduction of net sales over the term of the agreement. Customer discounts and allowances are recorded as a reduction of net sales based on actual customer sales volume during the period.

Bottler incentives.    PepsiCo and other brand owners, at their sole discretion, provide us with various forms of marketing support. The marketing support is intended to cover a variety of initiatives, including direct marketplace, shared media and advertising support, to promote volume and market share growth. Worldwide bottler incentives totaled approximately $165.7 million, $172.0 million, and $159.0 million for the fiscal years ended 2004, 2003 and 2002, respectively. There are no conditions or requirements that could result in the repayment of any support payments received by us. Over 94 percent of bottler incentives are received from PepsiCo or its affiliates.

Under the 2003 marketing support program, and in conjunction with the prospective adoption of Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor" in the first quarter of 2003, bottler incentives that were directly attributable to incremental expenses incurred were reported as either an increase to net sales or a reduction to selling, delivery and administrative ("SD&A") expenses, commensurate with the recognition of the related expense. Such bottler incentives include amounts received for direct support of advertising commitments and exclusivity agreements with various customers. All other bottler incentives were recognized as a reduction of cost of goods sold when the related products were sold based on the agreements with vendors. Such bottler incentives primarily included base level funding amounts which were fixed based on the previous year's volume and variable amounts that were reflective of the current year's volume performance. Prior to the adoption of EITF Issue No. 02-16 and under previous marketing support programs, bottler incentives were primarily recognized as an increase to net sales or as a reduction in SD&A expenses based on the objectives of the programs and initiatives.

Based on information received from PepsiCo, PepsiCo provided indirect marketing support to our marketplace, which consisted primarily of media expenses. This indirect support is not reflected or included in our financial statements, as these amounts were paid by PepsiCo on our behalf to third parties. Other brand owners provide similar indirect marketing support.

The Consolidated Statements of Income include the following bottler incentives recorded as income or as a reduction of expense (in millions):

	2004	2003	2002
Net sales	$4.0	$7.5	$89.6
Cost of goods sold	144.7	148.5	19.2
Selling, delivery and administrative expenses	17.0	16.0	50.2

Total	$165.7	$172.0	$159.0

Assuming that EITF Issue No. 02-16 had been in place at the beginning of fiscal year 2002, the following adjustments would have been made to our fiscal year 2002 reported results (in millions):

2002
Net sales
As reported	$3,239.8
EITF Issue No. 02-16 adjustment	(83.3)

Adjusted comparison	$3,156.5

Cost of goods sold
As reported	$1,967.4
EITF Issue No. 02-16 adjustment	(121.5)

Adjusted comparison	$1,845.9

SD&A expenses
As reported	$969.1
EITF Issue No. 02-16 adjustment	38.2

Adjusted comparison	$1,007.3

Advertising and marketing costs.    We are involved in a variety of programs to promote our products. Advertising and marketing costs are expensed in the year incurred. Certain advertising and marketing costs incurred by us are partially reimbursed by PepsiCo and other brand owners in the form of marketing support. Advertising and marketing expenses were $93.4 million, $87.5 million and $67.8 million in 2004, 2003 and 2002, respectively. These amounts are net of bottler incentives of $14.7 million, $16.0 million and $38.2 million in 2004, 2003 and 2002, respectively. The 2004 and 2003 amounts reflect the impact of our prospective adoption of EITF Issue No. 02-16, which results in a majority of bottler incentives being recorded as a reduction in costs of goods sold.

Shipping and handling costs.    We record shipping and handling costs in SD&A expenses. Such costs totaled $235.5 million, $246.3 million and $242.7 million in 2004, 2003 and 2002, respectively.

Casualty insurance costs.    Due to the nature of our business, we require insurance coverage for certain casualty risks. We are self-insured for workers compensation, product and general liability up to $1 million per occurrence and automobile liability up to $2 million per occurrence. The casualty insurance costs for our self-insurance program represent the ultimate net cost of all reported and estimated unreported losses incurred during the fiscal year. Our liability for casualty losses is estimated using individual case-based valuations and statistical analyses and is based on historical experience, actuarial assumptions and professional judgment. We do not discount casualty insurance liabilities.

Stock-based compensation.    We use the intrinsic value method of accounting for our stock-based compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." No stock-based employee compensation cost for options is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense for restricted stock awards is reflected in net income, and this expense is recognized ratably over the awards' vesting period. The following table illustrates the effect on net income and income per share if we had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

The table (in millions, except per share data) is presented pursuant to amended disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation — Transition and Disclosure."

		2004	2003	2002
Net income, as reported		$181.9	$157.6	$129.7
Add: Total stock-based compensation expense included in net income as reported, net of tax		5.1	3.5	2.3
Deduct: Total stock-based compensation expense determined under fair value based method for all options and restricted stock,net of tax		(8.7)	(7.3)	(7.4)

Pro forma net income		$178.3	$153.8	$124.6

Net income per share:
Basic:	As reported	$1.31	$1.10	$0.85

	Pro forma	$1.28	$1.07	$0.82

Diluted:	As reported	$1.28	$1.09	$0.85

	Pro forma	$1.26	$1.07	$0.81

The Black-Scholes model and the assumptions presented in the following table were used to estimate the fair values of the options granted. The weighted-average estimated fair values at the dates of grant of options in 2004, 2003 and 2002 were $4.66, $3.28 and $3.90, respectively. The above pro forma compensation cost measured for options and restricted stock awards is recognized ratably over the vesting period, which is typically three years.

	2004	2003	2002
Risk-free interest rate	3.1%	2.8%	4.4%
Expected dividend yield	1.6%	0.3%	0.3%
Expected volatility	27.0%	26.0%	26.0%
Estimated lives of options (in years)	5.0	5.0	5.0

Income taxes.    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. We establish valuation allowances against net operating losses to reduce our deferred tax assets to an amount that will more likely than not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Income (loss) per share.    Basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share assumes the exercise of all options which are dilutive, whether exercisable or not. The dilutive effects of stock options, warrants, and non-vested restricted stock awards are measured under the treasury stock method.

Options and warrants to purchase 2,525,356 shares, 8,815,249 shares and 8,966,823 shares at an average price of $23.00, $17.91 and $17.89 per share that were outstanding at the end of fiscal years 2004, 2003 and 2002, respectively, were not included in the computation of diluted EPS due to their anti-dilutive impact on the calculation.

Reclassifications.    Certain amounts in the prior period Consolidated Financial Statements have been reclassified to conform to the current year presentation.

Recently issued accounting pronouncements.    In December 2004, the Financial Accounting Standards Board ("FASB") issued a revised SFAS No. 123, "Share-Based Payment." Among its provisions, SFAS 123R will require us to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize the cost over the requisite service period. SFAS 123R becomes effective for us beginning in the third quarter of 2005. As described above, we currently use the intrinsic value method to account for stock-based employee compensation. As a result, adoption of SFAS 123R is expected to reduce our net income in interim and annual periods after adoption. We believe the best indication of the approximate impact on net income of adopting the provisions of this revised Statement may be determined by reviewing the table above under the heading "Stock-based compensation," which shows that net income would have decreased by $0.02, $0.02 and $0.04 per diluted share for fiscal years 2004, 2003 and 2002, respectively. Also, upon adoption we will be allowed to, but not required to, restate prior interim periods or prior years in accordance with a prescribed modified retrospective method. We have not yet determined whether we will restate prior periods.

In December 2004, the FASB issued SFAS No. 151, "Inventory Costs." SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 becomes effective for us beginning in fiscal year 2006. We believe that the adoption of SFAS No. 151 will not have a material impact on our Consolidated Financial Statements.

In December 2004, the FASB issued Staff Position ("FSP") FAS No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." FSP No. 109-1 clarifies SFAS No. 109's guidance that applies to the new tax deduction for qualified domestic production activities. FSP No. 109-1 became effective upon issuance and we believe this pronouncement will not have a material impact on our Consolidated Financial Statements.

2.    Goodwill and Intangible Assets

The changes in the carrying value of goodwill by geographic segment for fiscal year 2004 were as follows (in millions):

	U.S.	Central Europe	Caribbean	Total
Balance at end of year 2003	$1,711.5	$32.2	$17.4	$1,761.1
Acquisitions	0.1	—	2.3	2.4
Purchase accounting adjustments	(23.0)	—	0.4	(22.6)
Cumulative translation adjustment	—	5.3	—	5.3

Balance at end of year 2004	$1,688.6	$37.5	$20.1	$1,746.2

	As of fiscal year end 2004		As of fiscal year end 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Non-compete agreements	$1.2	$(0.9)	$1.1	$(0.7)
Franchise and distribution agreements	3.7	(1.0)	3.7	(0.8)

Total	$4.9	$(1.9)	$4.8	$(1.5)

Unamortized intangible assets
Franchise and distribution agreements	17.6		—
Pension intangible assets	2.6		2.2

Total	$25.1		$7.0

Aggregate amortization expense:
For years ended 2004 and 2003, respectively	$0.4		$0.4

Estimated amortization expense:
For year ended 2005	$0.3
For year ended 2006	$0.3
For year ended 2007	$0.2
For year ended 2008	$0.2
For year ended 2009	$0.2

In the third quarter of 2004, pursuant to newly issued tax interpretations and in conjunction with the completion of the income tax audit through the 2002 tax year, we reduced goodwill in the U.S. by $23.0 million for the reversal of the valuation allowance associated with the net operating loss carryforwards acquired in December 2000. Refer to Note 8 for further discussion.

In addition, we recorded an increase in goodwill in the Caribbean related to the acquisition of the majority interest in the Bahamas in the first quarter of 2004. We also recorded an increase in franchise and distribution agreements related to the acquisition of Dr Pepper franchise rights during the first quarter of 2004 (see Note 4 for further discussion).

3.    Investments

In the second quarter of 2003, we entered into an agreement with Grupo Empresarial Mariposa Corporation ("Gemcorp"), the owner of all the outstanding shares of the Central American Bottling Corporation ("Cabcorp"), to purchase 3,807 shares of stock of Cabcorp. In the third quarter of 2003, we made a $2.5 million payment to Gemcorp for 1,269 shares of Cabcorp stock. Pursuant to the agreement and subject to certain performance requirements by Gemcorp, we will make two additional payments, each for $2.5 million in consideration for 1,269 shares. After the purchase of the 3,807 shares of Cabcorp, we will have a 1.5 percent interest in the equity securities of Cabcorp.

In the second quarter of 2002, we sold a parcel of land in downtown Chicago. We received $26.5 million in cash and a $12.0 million promissory note collateralized by a subordinated mortgage related to the sale. An additional $1.4 million, otherwise payable to us, was held back in escrow, a portion of which was expected to be recovered when certain conditions were met related to existing environmental matters. The promissory note and escrow balance were recorded at their estimated realizable value, net of allowances of approximately $6.2 million. In addition, we had recorded $2.5 million of liabilities, net, for certain indemnifications made pursuant to the sale agreement.

As a result of this transaction, we recorded gains of $5.2 million, $2.1 million and $3.5 million in fiscal years 2004, 2003 and 2002, respectively, related to the sale of this parcel of land. The $5.2 million gain recorded in the second quarter of 2004 reflected the settlement and final payment on the promissory note related to the initial sale, for which we had previously provided a full allowance. The $2.1 million gain recorded in the second quarter of 2003 was related to the reduction of certain accruals due to the favorable resolution of related contingencies. The $3.5 million gain recorded in the second quarter of 2002 related to the initial sale transaction associated with this parcel of land. The gains are reflected in "Other income (expense), net."

4.    Acquisitions and Divestitures

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

In March 2004 we acquired 2,000 additional shares of Pepsi-Cola Bahamas for $3.3 million, which increased our ownership interest in the Bahamas from 30 percent to 70 percent. As a result, we consolidated the Bahamas beginning in the first quarter of 2004, as the investment was previously accounted for under the equity method. Our cost to acquire the Bahamas has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values. This allocation is subject to adjustment when additional information concerning asset and liability valuations is finalized in the first quarter of 2005. The preliminary allocation has resulted in acquired goodwill of approximately $2.3 million, which we assigned to the Caribbean geographic segment. The assets acquired and liabilities assumed consisted primarily of inventory, fixed assets, and long-term debt. Minority interest associated with this investment is recorded in "Other income (expense), net" in the Consolidated Statement of Income and in "Other liabilities" in the Consolidated Balance Sheet. The acquisition is not material to our consolidated results of operations; therefore, pro forma financial information is not included in this note.

During fiscal year 2002, we acquired various vending companies in the U.S. market, none of which are material to our consolidated results of operations.

5.    Discontinued Operations

In conjunction with the purchase of new insurance policies in the second quarter of 2002, concerning the environmental liabilities related to previously sold subsidiaries of former Whitman Corporation, Pneumo Abex and its subsidiaries ("Pneumo Abex"), we recorded a charge to discontinued operations of $9.8 million ($6.0 million after taxes). (See Note 18 for further discussion of our indemnification obligations for such environmental liabilities).

6.    Special Charges

2004 Charges.    In fiscal year 2004, we recorded net special charges of $3.9 million in Central Europe, as we continue to rationalize our infrastructure to better fit our business and changes in market conditions, including the accession of our markets into the EU. The special charges included a charge of $2.3 million, primarily for severance costs and related benefits, related to a reduction of workforce in Central Europe as a result of the standardization of the organizational structure in all countries.

In addition, in the fourth quarter of 2004, we recorded a special charge of $2.0 million related to the consolidation of certain production lines and facilities in Poland and Hungary, as we take advantage of the opportunities that now exist with the entry of our markets into the EU to improve the efficiencies of our supply chain in Central Europe. This special charge consisted primarily of asset write-downs and the acceleration of depreciation. This charge was net of a $0.4 million reversal recorded in the fourth quarter of 2004 due to revisions of estimates of certain liabilities related to previous special charges, as we substantially completed the plans to modify our distribution strategy in all of our markets in Central Europe.

2003 Charges.    In fiscal year 2003, we recorded net special charges of $6.4 million. These charges consisted primarily of a $5.8 million charge in the first quarter of 2003 related to the reduction in workforce in the U.S., and charges related to the changes in the production, marketing and distribution strategies in our international operations. The U.S. special charges were primarily for severance costs and related benefits, including the acceleration of restricted stock awards. In addition, as a result of excess severance costs identified, we recorded a reversal of $0.2 million in the fourth quarter of 2003 related to the first quarter of 2003 charge in the U.S.

In our international operations, we recorded additional special charges of $2.1 million related to the changes in the sales and distribution strategy in Poland, the Czech Republic and Republic of Slovakia. These special charges were offset by a special charge reversal of $2.1 million in the third quarter of 2003, which was credited to income and is reflected in "Special charges, net" in the Consolidated Statement of Income. The special charge reversal resulted primarily from favorable outcomes with severance and lease commitments in Poland, as the initial special charge recorded in 2002 was based on an estimate that no sublease income would offset our lease commitments.

In addition, we recorded special charges of $0.8 million in fiscal year 2003 in the Caribbean that consisted mainly of asset write-downs related to the shutdown of the Barbados manufacturing facility. Similar to the strategic changes being made in Central Europe, we have rationalized our operations in Barbados and migrated to an alternative sales and distribution strategy. Distribution is now outsourced through a local partner and production is sourced from a different, already existing manufacturing location.

2002 Charges.    In fiscal year 2002, we recorded net special charges of $2.6 million, primarily related to a $5.7 million special charge in Central Europe, offset, in part, by $3.3 million in special charge reversals. In the fourth quarter of 2002, management committed to a plan to modify the distribution method in Poland, the Czech Republic and Republic of Slovakia. The change included modifying our distribution method from a conventional direct store delivery to an alternative model using third party distributors in certain areas. As a result, we recorded a special charge totaling $5.7 million relating to these changes in our sales and distribution strategy in Poland, the Czech Republic, and Republic of Slovakia. The special charges included $3.3 million related to severance and other benefits, $1.4 million related to asset write-downs and $1.0 million related primarily to lease termination costs. In 2002, we also recorded an additional $0.2 million of severance costs related to the fiscal year 2000 charge for the merger with the former PAS in "Special charges, net."

In fiscal year 2002, we identified approximately $3.3 million of excess severance and related exit costs, including $2.2 million relating to the Hungary special charges recorded in fiscal year 2001, and $1.1 million relating to previous special charges (not included in the table below). During the execution of the distribution and marketing strategy changes in Hungary, there were instances where no viable third party distributors were found in certain areas of Hungary, and thus, an alternative strategy was not available in those areas. The reversals of $3.3 million were credited to income and are reflected in "Special charges, net."

The following table summarizes the activity associated with special charges during the periods presented (in millions):

	2004 Charges	2003 Charges	2002 Charges	Total
Special charges:
Employee related costs			$3.3	$3.3
Asset write-downs			1.4	1.4
Lease terminations and other costs			1.0	1.0

Total			5.7	5.7
Application of special charges:
Asset write-downs			(1.4)	(1.4)

Accrued liabilities as of fiscal year end 2002			4.3	4.3

Special charges, net:
Employee related costs		$5.9		5.9
Asset write-downs		2.7		2.7
Lease terminations and other costs		0.1		0.1
Reversal of employee-related special charges		(0.2)	(1.4)	(1.6)
Reversal of other special charges		—	(0.7)	(0.7)

Total		8.5	(2.1)	6.4
Application of special charges:
Asset write-downs		(2.7)	—	(2.7)
Expenditures for employee-related costs		(5.4)	(1.1)	(6.5)
Acceleration of stock awards vesting		(0.3)	—	(0.3)
Expenditures for lease terminations and other costs		(0.1)	(0.1)	(0.2)

Accrued liabilities as of fiscal year end 2003		—	1.0	1.0

Special charges, net:
Employee related costs	$2.2			2.2
Asset write-downs	2.1			2.1
Reversal of employee-related special charges	—		(0.3)	(0.3)

Total	4.3		(0.3)	4.0
Application of special charges:
Asset write-downs	(2.1)		—	(2.1)
Expenditures for employee-related costs	(2.1)		(0.2)	(2.3)
Expenditures for lease terminations and other costs	—		(0.4)	(0.4)

Accrued liabilities as of fiscal year end 2004	$0.1	$—	$0.1	$0.2

Not included in the table above is activity related to the 2001 special charge, and at the end of fiscal year 2003, there was a remaining $0.2 million accrued liability. During fiscal year 2004, $0.1 million of the accrued liability was paid as severance and $0.1 million related to a special charge reversal recorded in the fourth quarter of 2004 and was included in "Special charges, net" in the Consolidated Statement of Income.

The accrued liabilities remaining as of fiscal year end 2004 are comprised primarily of deferred severance payments and certain employee benefits. We expect to pay substantially all of the $0.2 million accrued, using cash from operations, during the next 12 months; accordingly, such amounts are classified as other current liabilities.

7.    Interest Expense, Net

Interest expense, net, consisted of the following (in millions):

	2004	2003	2002
Interest expense	$(65.1)	$(77.5)	$(77.1)
Interest income	3.0	7.9	0.7

Interest expense, net	$(62.1)	$(69.6)	$(76.4)

In fiscal year 2004, interest income included $0.8 million related to a state income tax refund and $1.1 million related to the settlement of certain income tax audits. In fiscal year 2003, interest income included $6.4 million related to the favorable settlement of the tax refund case. See Note 8 for further discussion.

8.    Income Taxes

Income taxes (benefits) related to continuing operations consisted of the following (in millions):

	2004	2003	2002
Current:
Federal	$54.1	$55.1	$16.9
Non-U.S.	0.1	0.1	0.1
State and local	(2.4)	9.1	5.4

Total current	51.8	64.3	22.4

Deferred:
Federal	43.0	18.1	57.1
Non-U.S.	(0.3)	(0.7)	—
State and local	5.9	0.9	5.0

Total deferred	48.6	18.3	62.1

Total income taxes	$100.4	$82.6	$84.5

The U.S. and non-U.S. income (loss) from continuing operations before income taxes is set forth in the table below (in millions):

	2004	2003	2002
U.S.	$274.7	$242.9	$240.0
Non-U.S.	7.6	(2.7)	(19.8)

Income from continuing operations before income taxes	$282.3	$240.2	$220.2

The table below reconciles the income tax provision for continuing operations at the U.S. federal statutory rate to our actual income tax provision on continuing operations (in millions).

	2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent
Income taxes computed at the U.S. federal statutory rate on income from continuing operations	$98.8	35.0	$84.1	35.0	$77.1	35.0
State income taxes, net of federal income tax benefit	5.3	1.9	4.8	2.0	6.8	3.1
ESOP settlement	—	—	(6.0)	(2.5)	—	—
Audit settlements and contingency accruals	(5.4)	(1.9)	(1.7)	(0.7)	—	—
Other items, net	1.7	0.6	1.4	0.6	0.6	0.3

Income tax on continuing operations	$100.4	35.6	$82.6	34.4	$84.5	38.4

Deferred income taxes are attributable to temporary differences, which exist between the financial statement bases and tax bases of certain assets and liabilities. As of fiscal year end 2004 and fiscal year end 2003, deferred income taxes (including discontinued operations) are attributable to (in millions):

	2004	2003
Deferred tax assets:
Non-U.S. net operating loss and tax credit carryforwards	$55.3	$62.8
U.S. net operating loss and tax credit carryforwards	1.1	28.1
Provision for special charges and previously sold businesses	33.1	41.1
Unrealized net losses on investments and cash flow hedges	—	8.6
Pension and postretirement benefits	16.3	16.4
Deferred compensation	15.7	12.7
Other	6.1	12.7

Gross deferred tax assets	127.6	182.4
Valuation allowance	(49.5)	(85.8)

Net deferred tax assets	78.1	96.6

Deferred tax liabilities:
Property	(180.2)	(177.8)
Intangible assets	(27.8)	(24.0)
Unrealized net gains on investments and cash flow hedges	(0.9)	—
Other	(7.9)	(8.0)

Total deferred tax liabilities	(216.8)	(209.8)

Net deferred tax liability	$(138.7)	$(113.2)

Net deferred tax asset (liability) included in:
Other current assets	$10.9	$16.1
Deferred income taxes	(149.6)	(129.3)

Net deferred tax liability	$(138.7)	$(113.2)

There currently is no undistributed non-U.S. income because our non-U.S. operations have accumulated pretax losses. In connection with the merger with the former PAS, we became the successor to U.S. Federal net operating losses ("NOLs") and tax credit carryforwards, as well as non-U.S. NOLs. We also have NOLs related to our Central Europe operations. As of fiscal year end 2004, our U.S. NOLs were $3.2 million and we anticipate that these amounts will be used in 2005. Our non-U.S. NOLs amounted to $200.3 million, which expire at various periods from 2005 through 2013, except for approximately $15 million of NOLs that do not expire. Utilization of U.S. and non-U.S. NOLs is limited by both the U.S. Internal Revenue Code and by various international tax laws. We have provided a valuation allowance against substantially all of the non-U.S. NOLs. These valuation allowances reflect the uncertainty of our ability to fully utilize these benefits given the limited carryforward periods permitted by the various taxing jurisdictions. Any future reductions to the valuation allowances related to the NOLs succeeded to us in connection with the merger with the former PAS will be recorded as an adjustment to goodwill. The $36.3 million decrease in the valuation allowance in fiscal year 2004 is primarily due to the $23.0 million reversal related to the utilization of NOL carryforwards, as discussed in the following paragraph, and the expiration of the carryforward period for certain NOLs. The $15.1 million decrease in the valuation allowance in fiscal year 2003 was primarily due to the expiration of the carryforward period for certain NOLs.

In the third quarter of 2004, pursuant to newly issued tax interpretations and in conjunction with the completion of the income tax audit through the 2002 tax year, we reduced goodwill by $23.0 million for the reversal of the valuation allowance for certain net operating loss carryforwards acquired in December 2000. In the first quarter of 2005, we received $13.3 million from the tax authorities related to the utilization of a portion of these net operating loss carryforwards for tax returns filed through fiscal year 2002.

During fiscal year 2004, we recorded a net tax benefit of $5.4 million associated with the completion of certain income tax audits. In the third quarter, we recorded a net gain of $2.7 million relating to a state income tax refund. This gain is comprised of $0.7 million for consulting expenses (recorded in "Selling, delivery and administrative expenses"), $0.8 million of interest income (recorded in "Interest expense, net") and $2.6 million of income tax benefit, net (recorded in "Income taxes"). In addition, we recorded a $3.5 million benefit, net of taxes, relating to the reversal of certain tax liabilities due to the settlement of income tax audits through the 2002 tax year. This benefit is comprised of interest income of $1.1 million ($0.7 million after tax) recorded in "Interest expense, net" and $2.8 million of tax benefit recorded in "Income taxes."

During 2003, we recorded a net tax benefit of $7.7 million related primarily to the reversal of certain tax accruals, offset by additional tax liabilities recorded. We recorded tax benefits of $6.0 million from the favorable settlement of our ESOP case. In addition, we recorded a tax benefit of $6.0 million related mainly to the reversal of tax liabilities due to the settlement of various income tax audits through the 1999 tax year offset by net additional tax accruals of $4.3 million for contingent liabilities arising in 2003, which are reflected as a net benefit in "Audit settlements and contingency accruals" in 2003 in the above tax rate reconciliation table. In addition, we recorded a reduction to net deferred tax assets of $4.4 million, and a corresponding increase to goodwill, related primarily to the resolution of such income tax audits which impacted amounts recorded in purchase accounting.

As previously mentioned, we favorably settled a tax refund case for $12.4 million with the U.S. Government that arose from the 1990 termination of our ESOP. The tax settlement consisted of $6.4 million of interest income ($4.0 million after taxes) and a tax benefit of $6.0 million recorded in "Income taxes."

9.    Sales of Receivables

In the fourth quarter of 2000, Whitman Finance, our special purpose entity and wholly-owned subsidiary, entered into an agreement (the "Securitization") with a major U.S. financial institution to sell an undivided interest in its receivables. The agreement was terminated in 2002 and Whitman Finance entered into a similar agreement with a different financial institution. The agreement involves the sale of receivables, on a revolving basis, by our U.S. bottling subsidiaries to Whitman Finance, which in turn sells an undivided interest in the revolving pool of receivables to the financial institution. The potential amount of receivables eligible for sale is determined based on the size and characteristics of the receivables pool but cannot exceed $150 million based on the terms of the agreement. At fiscal year end 2004, the maximum amount of receivables eligible for sale was $150.0 million. Costs related to this arrangement, including losses on the sale of receivables, are included in "Interest expense, net."

The receivables sold to Whitman Finance under the program totaled $226.0 million and $213.6 million at fiscal year end 2004 and fiscal year end 2003, respectively. Receivables for which an undivided ownership interest was sold to the financial institution as of fiscal year end 2004 and fiscal year end 2003 were $150.0 million and $50.0 million, respectively, which were reflected as a reduction in our receivables in the Consolidated Balance Sheets. The receivables were sold to the financial institution at a discount, which resulted in losses of $2.2 million, $2.1 million and $3.0 million in 2004, 2003 and 2002, respectively. The retained interests of $69.6 million and $157.3 million are included in receivables at fair value as of fiscal year end 2004 and fiscal year end 2003, respectively. The fair value incorporates expected credit losses, which are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category. Since substantially all receivables sold to Whitman Finance carry 30-day payment terms, the retained interest is not discounted. The weighted-average key credit loss assumption used in measuring the retained interests as of fiscal year end 2004 and fiscal year end 2003, including the sensitivity of the current fair value of retained interests as of fiscal year end 2004 to immediate 10 percent and 20 percent adverse changes in the credit loss assumption, are as follows (in millions):

		As of Fiscal Year End 2004
	As of Fiscal Year End 2003	Actual	10% Adverse Change	20% Adverse Change
Expected credit losses	3.1%	2.9%	3.2%	3.5%
Fair value of retained interests	$157.3	$69.6	$68.9	$68.3

The above sensitivity analysis is hypothetical and should be used with caution. Changes in fair value based on a 10 percent or 20 percent variation should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear. Whitman Finance had no significant delinquencies, or net receivables over 60 days past due as of fiscal year end 2004 and 2003. Whitman Finance's credit losses were $2.4 million, $1.6 million and $5.4 million in 2004, 2003 and 2002, respectively.

10.    Debt

Long-term debt as of fiscal year end 2004 and fiscal year end 2003 consisted of the following (in millions):

	2004	2003
6.0% notes due 2004	$—	$150.0
6.9% notes due 2005	60.0	60.0
5.95% notes due 2006	200.0	200.0
6.5% notes due 2006	100.0	100.0
3.875% notes due 2007	250.0	250.0
6.375% notes dues 2009	150.0	150.0
4.5% notes due 2013	150.0	150.0
7.44% notes due 2026 (due 2008 at option of note holder)	25.0	25.0
7.29% notes due 2026	100.0	100.0
Various other debt	24.3	31.5
Fair value adjustment from interest rate swaps	12.0	15.3
Unamortized discount	(2.7)	(3.4)

Total debt	1,068.6	1,228.4
Less: amount included in short-term debt	62.0	150.0

Total long-term debt	$1,006.6	$1,078.4

Our debt agreements contain a number of covenants that limit, among other things, the creation of liens, sale and leaseback transactions and the general sale of assets. Our revolving credit agreement requires us to maintain an interest coverage ratio. We are in compliance with all financial covenants. Substantially all of our debt securities are unsecured, senior debt obligations and rank equally.

During fiscal year 2004, we repaid the $150 million face value 6.0 percent notes at their maturity. In addition, we assumed $4.3 million of debt associated with the Pepsi-Cola Bahamas transaction in March 2004. See Note 22 for discussion of debt issued subsequent to fiscal year end 2004.

On March 6, 2003, we issued $150 million of notes with a coupon rate of 4.5 percent and a maturity date of March 2013. These notes are included in long-term debt in the Consolidated Balance Sheets. The proceeds were used to redeem the $150 million face value 5.79 percent notes issued in March 2001. In anticipation of the issuance of the notes in the first quarter of 2003, we entered into a treasury rate lock agreement. See Note 12 for further discussion of this transaction.

During the first quarter of 2003, the investors of the $150 million face value 5.79 percent notes notified us that they would exercise their option to purchase and resell the notes pursuant to the remarketing agreement, unless we elected to redeem the notes. In March 2003, we elected to redeem the notes and paid a total premium of $17.7 million in connection with the repurchase. The remaining unamortized premium, including the value of the option net of issuance costs related to the repurchased notes, was $5.7 million. In addition, we settled a treasury rate lock agreement related to the repurchased notes and received $3.2 million. See Note 12 for further discussion of this transaction. As a result, we recorded a loss on the early extinguishment of debt of $8.8 million in "Interest expense, net" in the first quarter of 2003. In addition, we repaid the $125 million of 7.5 percent notes that came due during the first quarter of 2003.

In September 2002, we issued $250 million of notes with a coupon rate of 3.875 percent due 2007.

We maintain revolving credit agreements with maximum borrowings of $500 million, which act as a back-up for our commercial paper program; giving us a total of $500 million available under the commercial paper program and revolving credit facilities combined. The interest rates on the revolving credit facility, which expires in 2009, are based primarily on the London Interbank Offered Rate ("LIBOR"). There were $59.5 million and $26.0 million of borrowings under the commercial paper program as of fiscal year end 2004 and 2003. The weighted-average borrowings under the commercial paper program during fiscal years 2004 and 2003 were $92.9 million and $74.1 million, respectively. The weighted-average interest rates for borrowings outstanding under the commercial paper program as of fiscal year end 2004 and 2003 were 2.4 percent and 1.0 percent, respectively.

Certain wholly owned subsidiaries maintain operating lines of credit. The total amount available under these borrowings is $74.4 million. Interest rates are based primarily upon Interbank Offered Rates for borrowings in the subsidiaries' local currencies. The outstanding balances were $10.3 million and $23.9 million as of fiscal year end 2004 and 2003, respectively.

The amounts of long-term debt, excluding obligations under capital leases, scheduled to mature in the next five years are as follows (in millions):

2005	$62.0
2006	300.9
2007	262.4
2008	—	*
2009	150.0

*The 7.44 percent notes due in 2026 are subject to a one-time investor put option of $25 million in fiscal year 2008. As we currently do not expect the noteholders to exercise this put option, the note is not included in the table above.

11.    Leases

We have entered into noncancelable lease commitments under operating and capital leases for fleet vehicles, computer equipment, land and buildings. In connection with our capital lease for land and a building located in Jamaica, we have exercised an option to purchase these assets for $10.2 million in the fourth quarter of 2004. As of fiscal year end 2004, the transfer of title to the related assets and our payment on the capital lease obligation had not occurred pending final government approval. As a result, the $10.2 million related to the purchase option amount is included in the minimum rental payments table shown below. We anticipate consummation of the purchase option in the first quarter of 2005.

As of fiscal year end 2004, annual minimum rental payments required under capital leases and operating leases that have initial noncancelable terms in excess of one year were as follows (in millions):

	Capital Leases	Operating Leases
2005	$10.2	$22.1
2006	—	17.7
2007	—	13.9
2008	—	9.9
2009	—	10.3
Thereafter	—	46.5

Total minimum lease payments	10.2	$120.4

Less: imputed interest	—

Present value of minimum lease payments	$10.2

Total rent expense applicable to operating leases amounted to $25.0 million, $20.7 million and $18.9 million in 2004, 2003 and 2002, respectively. A majority of our leases provide that we pay taxes, maintenance, insurance and certain other operating expenses.

12.    Financial Instruments

We use derivative financial instruments to reduce our exposure to adverse fluctuations in commodity prices and interest rates. These financial instruments are "over-the-counter" instruments and were designated at their inception as hedges of underlying exposures. We do not use derivative financial instruments for speculative or trading purposes.

Cash flow hedges.    We enter into derivative financial instruments to hedge against volatility in future cash flows on anticipated aluminum can purchases, the prices of which are indexed to aluminum market prices. We consider these hedges to be highly effective, because of the high correlation between aluminum commodity prices and our contractual cost of aluminum cans. As of fiscal year end 2004, we have hedged a portion of our future U.S. aluminum requirements into fiscal 2005. As of fiscal year end 2004 and fiscal year end 2003, we had deferred $2.5 million (net of $1.5 million in deferred income taxes) and $4.3 million (net of $2.5 million in deferred income taxes) of aluminum hedging gains, respectively, in "Accumulated other comprehensive income (loss)." A majority of the aluminum hedging gains as of fiscal year end 2004 will be reclassified into cost of goods sold during the next 12 months.

Beginning in fiscal year 2004, we entered into derivative financial instruments to hedge against volatility in future cash flows on anticipated natural gas purchases, the prices of which are indexed to natural gas market prices. Due to the high correlation between natural gas commodity prices and our contractual cost of natural gas, we consider these hedges to be highly effective. We have hedged a portion of our anticipated natural gas purchases through November 2005. As of fiscal year end 2004, we had deferred $0.1 million (net of $0.1 million in deferred income taxes) of natural gas hedging losses in "Accumulated other comprehensive income (loss)."

Beginning in fiscal year 2004, we entered into derivative financial instruments to hedge against volatility in future cash flows on anticipated diesel fuel purchases, the prices of which are indexed to heating oil market prices. Due to the high correlation between heating oil commodity prices and our cost of diesel fuel, we consider these hedges to be highly effective. We have hedged a portion of our anticipated diesel fuel purchases through December 2005. As of fiscal year end 2004, we had deferred $0.5 million (net of $0.3 million in deferred income taxes) of heating oil hedging losses in "Accumulated other comprehensive income (loss)."

In anticipation of a long-term debt issuance in January 2005, we entered into treasury rate lock instruments with an aggregate notional amount of $300.0 million in fiscal year 2004. We accounted for these treasury rate lock instruments as a cash flow hedge, as the treasury rate lock hedges against the variability of interest payments on the forecasted issuance of fixed-rate debt attributable to changes in interest rates. As of fiscal year end 2004, we had deferred $1.6 million (net of $1.0 million in deferred income taxes) of treasury rate lock gains in "Accumulated other comprehensive income (loss)," as this forward starting swap is considered highly effective in eliminating the interest rate risk on the forecasted debt issuance. The amount included in "Accumulated other comprehensive income (loss)" will be reclassified into earnings commensurate with the recognition of interest expense related to the anticipated debt issuance.

In anticipation of a long-term debt issuance in February 2006, we entered into a forward starting swap agreement with an aggregate notional amount of $300.0 million in fiscal year 2004. We accounted for this forward starting swap as a cash flow hedge, as the swap hedges against the variability of interest payments on the forecasted issuance of fixed-rate debt attributable to changes in interest rates. As of fiscal year end 2004, we had deferred $0.9 million (net of $0.6 million in deferred income taxes) of forward starting swap losses in "Accumulated other comprehensive income (loss)," as this treasury rate lock is considered highly effective in eliminating the interest rate risk on the forecasted debt issuance. The amount included in "Accumulated other comprehensive income (loss)" will be reclassified into earnings commensurate with the recognition of interest expense related to the anticipated debt issuance.

In anticipation of the long-term debt issuances in the third quarter of 2002 and in the first quarter of 2003, we had entered into a series of treasury rate locks with an aggregate notional amount of $250 million and $150 million, respectively. These treasury rate locks were accounted for as cash flow hedges, as the treasury rate locks hedged against the variability of interest payments on the forecasted issuance of fixed-rate debt attributable to changes in interest rates. The treasury rate locks were settled for $2.5 million and $1.2 million, concurrent with the debt issuances in the third quarter of 2002 and in the first quarter of 2003, respectively. At the end of fiscal year 2004 and fiscal year 2003, we had deferred approximately $1.4 million (net of $0.9 million in deferred income taxes) and $1.9 million (net of $1.1 million in deferred income taxes) of losses, respectively, in "Accumulated other comprehensive income (loss)," as the treasury rate locks were considered highly effective in eliminating the interest rate risk on the forecasted debt issuances. Amounts included in "Accumulated other comprehensive income (loss)" are reclassified into earnings commensurate with the recognition of the interest expense on the newly issued debt.

In addition, in anticipation of the early extinguishment of $150 million of notes in the first quarter of 2003, we had entered into a reverse treasury rate lock agreement. The reverse treasury rate lock was accounted for as a cash flow hedge, as the reverse treasury rate lock hedged against the variability of interest rates related to the forecasted extinguishment of debt. The reverse treasury rate lock was settled and a payment was received in the first quarter of 2003 for $3.2 million, and recognized in "Interest expense, net" in the Consolidated Statement of Income as a reduction in the loss on the early extinguishment of debt.

Fair value hedges.    Periodically, we enter into interest rate swap contracts to convert a portion of our fixed rate debt to floating rate debt, with the objective of reducing overall borrowing costs. We account for these swaps as fair value hedges, since they hedge against the change in fair value of fixed rate debt resulting from fluctuations in interest rates. In the third quarter of 2004, we terminated all outstanding interest rate swap contracts and received $14.4 million for the fair value of the interest rate swap contracts. Amounts included in the cumulative fair value adjustment to long-term debt will be reclassified into earnings commensurate with the recognition of the related interest expense. At the end of fiscal year 2004, the cumulative fair value adjustment to long-term debt was $12.0 million.

As of fiscal year end 2003, the fair value of the outstanding interest rate swaps was $15.3 million (net of $2.3 million interest receivable), which is reflected in "Other assets" in the Consolidated Balance Sheet. The fair value adjustment had no earnings impact since the swaps were considered highly effective in eliminating the interest rate risk of the fixed rate debt they were hedging.

Other financial instruments.    The carrying values of other financial assets and liabilities, including cash and equivalents, accounts receivable (see Note 9 for further discussion), accounts payable and other accrued expenses, approximate fair values due to their short maturity.

The fair market value of our floating rate debt as of fiscal year end 2004 and fiscal year end 2003 approximated its carrying value. Our fixed rate debt, which includes capital lease obligations, had a carrying value of $1,078.8 million and an estimated fair value of $1,118.7 million as of fiscal year end 2004. As of fiscal year end 2003, our fixed rate debt had a carrying value of $878.6 million, as adjusted for the interest rate swaps, and an estimated fair value of $897.8 million. The fair value of the fixed rate debt was based upon quotes from financial institutions for instruments with similar characteristics or upon discounting future cash flows.

13.    Pension and Other Postretirement Plans

Company-sponsored defined benefit pension plans.    Prior to December 31, 2001, salaried employees were provided pension benefits based on years of service that generally were limited to a maximum of 20 percent of the employee's average annual compensation during the five years preceding retirement. Plans covering non-union hourly employees generally provided benefits of stated amounts for each year of service. Plan assets are invested primarily in common stocks, corporate bonds and government securities. In connection with the integration of the former Whitman Corporation and the former PAS U.S. benefit plans during the first quarter of 2001, we amended our pension plans to freeze pension benefit accruals for substantially all salaried and non-union employees effective December 31, 2001. Employees age 50 or older with 10 or more years of vesting service were grandfathered such that they will continue to accrue benefits after December 31, 2001 based on their final average pay as of December 31, 2001. As a result of the plans' amendments, we recognized a one-time curtailment gain of $8.9 million in fiscal year 2001. The existing U.S. salaried and non-union pension plans were replaced by an additional employer contribution to the 401(k) plan beginning January 1, 2002.

Net periodic pension cost for 2004, 2003 and 2002 included the following components (in millions):

	2004	2003	2002
Service cost	$3.0	$2.8	$2.3
Interest cost	9.2	8.9	8.6
Expected return on plan assets	(11.3)	(10.8)	(11.1)
Amortization of actuarial loss	2.0	0.8	0.1
Amortization of prior service cost	(0.6)	(0.6)	(0.6)

Net periodic pension cost (benefit)	$2.3	$1.1	$(0.7)

The following tables outline the changes in benefit obligations and fair values of plan assets for our pension plans and reconciles the pension plans' funded status to the amounts recognized in our Consolidated Balance Sheets as of fiscal year end 2004 and 2003 (in millions):

	2004	2003
Benefit obligation at beginning of year	$148.8	$134.0
Service cost	3.0	2.8
Interest cost	9.2	8.9
Amendments	0.8	0.5
Actuarial loss	7.2	10.2
Benefits paid	(8.2)	(7.6)

Benefit obligation at end of year	$160.8	$148.8

Fair value of plan assets at beginning of year	$121.9	$102.0
Actual return on plan assets	14.0	18.3
Employer contributions	6.3	9.2
Benefits paid	(8.2)	(7.6)

Fair value of plan assets at end of year	$134.0	$121.9

Funded status	$(26.8)	$(26.9)
Unrecognized net actuarial loss	54.8	52.4
Unrecognized prior service cost	1.9	0.5

Net amount recognized	$29.9	$26.0

Net amounts recognized in the Consolidated Balance Sheets consist of (in millions):

	2004	2003
Prepaid pension cost	$28.0	$24.0
Accrued pension liability	(54.8)	(50.3)
Intangible assets	2.6	2.2
Accumulated other comprehensive income (loss)	54.1	50.1

Net amount recognized	$29.9	$26.0

Accumulated other comprehensive income (loss) amounts are reflected in the Consolidated Balance Sheets net of tax of $20.3 million and $21.1 million at fiscal year end 2004 and 2003, respectively. We use September 30 as the measurement date for plan assets and obligations. Due in part to the underperformance of the U.S. stock markets and discount rate declines resulting from lower interest rates, our pension plans are $26.8 million underfunded at fiscal year end 2004. The plan assets of our pension plans as of fiscal year end 2004 were approximately $8.5 million higher than plan assets at the September 30 measurement date.

Pension costs are funded in amounts not less than minimum levels required by regulation. The principal economic assumptions used in the determination of net periodic pension cost and benefit obligations were as follows:

Net periodic pension cost:	2004	2003	2002
Discount rates	6.25%	6.50%	7.25%
Expected long-term rates of return on assets	8.50%	9.00%	9.00%
Benefit obligation:	2004	2003	2002
Discount rates	6.00%	6.25%	6.75%
Expected long-term rates of return on assets	8.50%	8.50%	9.00%

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $160.8 million, $160.8 million and $134.0 million, respectively, as of fiscal year end 2004 and $148.8 million, $148.1 million and $121.9 million, respectively, as of fiscal year end 2003. The assumptions used for the expected long-term rates of return on assets were based on the expected plan asset allocation and expected returns in each asset class.

Our pension plan weighted-average asset allocations as of September 30, 2004 and 2003 by asset category are as follows:

Asset Category	September 30, 2004	September 30, 2003
Equity securities	70%	65%
Debt securities	27%	30%
Other	3%	5%

Total	100%	100%

The plan's assets are invested in the PepsiAmericas Defined Benefit Master Trust ("Trust"). The Trust's investment objectives are to seek capital appreciation with a level of current income and long-term income growth. Broad diversification by security and moderate diversification by asset class are achieved by investing in domestic and international equity index funds, a domestic bond index fund, and money market funds. The Trust's target investment allocations are 60 percent to 75 percent equities, 25 percent to 35 percent bonds, and up to 5 percent in other assets. The Trust does not hold any of our common stock.

While no contributions are required under minimum funding standards, in fiscal year 2005 we expect to contribute an amount similar to the contribution made to our plans during fiscal year 2004. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Benefits
2005	$7.9	$1.4
2006	8.1	1.5
2007	8.2	1.6
2008	8.5	1.7
2009	8.9	1.8
2010-2014	52.2	9.0

Company-sponsored defined contribution plans.    Substantially all U.S. salaried employees and certain U.S. hourly employees participate in voluntary, contributory defined contribution plans to which we make partial matching contributions. Also, in connection with the aforementioned freeze of our pension plans, we began making supplemental contributions in 2002 to substantially all U.S. salaried employees' and eligible hourly employees' 401(k) accounts, regardless of the level of each employee's contributions. In addition, we make contributions to a supplemental, deferred compensation plan that provides eligible U.S. executives with the opportunity for contributions that could not be credited to their individual 401(k) accounts due to Internal Revenue Code limitations. Our contributions to these plans amounted to $16.1 million, $16.0 million and $14.5 million in 2004, 2003 and 2002, respectively.

Multi-employer pension plans.    Our subsidiaries participate in a number of multi-employer pension plans, which provide benefits to certain of our union employee groups. Amounts contributed to the plans totaled $4.4 million, $3.4 million and $3.1 million in 2004, 2003 and 2002, respectively.

Post-retirement benefits other than pensions.    We provide substantially all former U.S. salaried employees who retired prior to July 1, 1989 and certain other employees in the U.S., including certain employees in the territories acquired from PepsiCo, with certain life and health care benefits. U.S. salaried employees retiring after July 1, 1989, except covered employees in the territories acquired from PepsiCo in 1999, generally are required to pay the full cost of these benefits. Effective January 1, 2000, non-union hourly employees are also eligible for coverage under these plans, but are also required to pay the full cost of the benefits. Eligibility for these benefits varies with the employee's classification prior to retirement. Benefits are provided through insurance contracts or welfare trust funds. The insured plans generally are financed by monthly insurance premiums and are based upon the prior year's experience. Benefits paid from the welfare trust are financed by monthly deposits that approximate the amount of current claims and expenses. We have the right to modify or terminate these benefits.

The net periodic cost of post-retirement benefits other than pensions for 2004, 2003 and 2002 amounted to $1.2 million, $1.0 million and $0.8 million, respectively. Our post-retirement life and health benefits are not funded. The unfunded accrued post-retirement benefits amounted to $25.6 million as of fiscal year end 2004 and $25.4 million as of fiscal year end 2003. These balances are reflected in "Other liabilities" on the Consolidated Balance Sheets.

Multi-employer post-retirement medical and life insurance.    Our subsidiaries participate in a number of multi-employer plans, which provide health care and survivor benefits to union employees during their working lives and after retirement. Portions of the benefit contributions, which cannot be disaggregated, relate to post-retirement benefits for plan participants. Total amounts charged against income and contributed to the plans (including benefit coverage during participating employees' working lives) amounted to $12.8 million, $12.5 million and $10.4 million in 2004, 2003 and 2002, respectively.

14.    Accelerated Stock Repurchase Program

On April 30, 2004, we repurchased 10 million shares, or approximately 6.8%, of our common stock at a total cost of $200.6 million. The shares were purchased from an investment bank under an accelerated share repurchase program at $20.03 per share. The purchase of these shares was made pursuant to the share repurchase program previously authorized by our Board of Directors. We simultaneously entered into a forward contract with the investment bank, in which the investment bank agreed to buy 10 million shares of our stock in the open market during the duration of the Program. Upon completion of the forward contract in the fourth quarter of 2004, a settlement amount, referred to as the purchase price adjustment, was calculated based upon the difference between the investment bank's average actual purchase price of our shares during the repurchase period and the initial purchase price of $20.03 per share. As the investment bank's average actual purchase price of our shares exceeded the initial purchase price, we were required to pay the investment bank the purchase price adjustment plus interest, and had the option to settle in shares or in cash. Commensurate with the completion of the terms of the forward contract, we paid the final settlement of $2.1 million in cash to the investment bank in the fourth quarter of 2004, which was recorded as an additional cost to purchase treasury stock. Upon settlement of the forward contract, the investment bank had acquired 10 million shares at an average price of $20.35 per share.

Pursuant to the conditions in Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company's Own Stock," the forward contract qualified for equity classification and the fair value of the forward contract was recorded in equity, which was zero at the contract's inception. Subsequent changes in the fair value of the forward contract were not recorded until settlement of the contract, at which time the purchase price adjustment was recorded in equity as an additional cost to purchase treasury stock.

15.    Stock Options and Warrants

Our 2000 Stock Incentive Plan (the "2000 Plan"), originally approved by shareholders in 2000 provides for granting incentive stock options, nonqualified stock options, related stock appreciation rights ("SARs"), restricted stock awards, performance awards or any combination of the foregoing. Generally, outstanding nonqualified stock options are exercisable during a ten-year period beginning one to three years after the date of grant. All options are granted at fair market value at the date of grant. There are no outstanding stock appreciation rights under the 2000 Plan as of fiscal year end 2004.

Our Stock Incentive Plan (the "1982 Plan"), originally established and approved by the shareholders in 1982, has been subsequently amended from time to time, most recently in 1999 when the shareholders approved an allocation of additional shares to this plan. The types of awards and terms of the 1982 Plan are similar to the 2000 Plan. There are no outstanding stock appreciation rights under the 1982 Plan as of fiscal year end 2004.

Changes in options outstanding are summarized as follows:

	Options Outstanding
	Options	Range of Exercise Prices	Weighted-Average Exercise Price
Balance, fiscal year end 2001	13,024,111	$ 8.08 - 22.66	$15.49
Granted	1,528,024	12.68 - 15.51	12.74
Exercised or surrendered	(588,356)	8.08 - 14.46	9.19
Recaptured or terminated	(383,171)	11.97 - 22.63	15.66

Balance, fiscal year end 2002	13,580,608	8.51 - 22.66	15.45
Granted	1,530,210	12.01 - 14.86	12.02
Exercised or surrendered	(750,943)	8.51 - 16.48	10.72
Recaptured or terminated	(215,526)	11.97 - 22.63	15.06

Balance, fiscal year end 2003	14,144,349	9.84 - 22.66	15.34
Granted	1,466,900	14.04 - 18.92	18.92
Exercised or surrendered	(4,576,909)	9.84 - 18.92	13.99
Recaptured or terminated	(133,467)	11.97 - 22.63	13.01

Balance, fiscal year end 2004	10,900,873	10.81 - 22.66	16.36

The number of options exercisable under the two plans as of fiscal year end 2004 was 8,091,626, with a weighted-average exercise price of $16.61, compared with options exercisable of 11,472,716 as of fiscal year end 2003 and 10,744,362 as of fiscal year end 2002 with weighted-average exercise prices of $15.95 and $16.00, respectively. As of fiscal year end 2004, there were 6,587,375 shares available for future grants, which include shares remaining from the 14,000,000 shares provided by the 2000 Plan.

The following table summarizes information regarding stock options outstanding and exercisable as of fiscal year end 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted-Average Remaining Life (in years)	Weighted-Average Exercise Price	Options Exercisable	Weighted-Average Exercise Price
$10.81 - $13.01	3,709,571	6.8	$12.30	2,356,298	$12.34
$13.09 - $18.06	3,521,176	3.9	15.82	3,504,102	15.82
$18.48 - $22.66	3,670,126	6.0	21.00	2,231,226	22.34

Total Options	10,900,873	5.6	16.36	8,091,626	16.61

In February 2004, we granted 495,743 restricted shares of stock at a weighted-average fair value (at the date of grant) of $18.92 to key members of management and members of our Board of Directors under the 2000 Plan. In 2003 and 2002, we granted 468,100 and 889,300 restricted shares of stock at a weighted-average fair value (at the date of grant) of $12.01 and $12.68, respectively. We recognized compensation expense of $8.2 million in 2004, $5.6 million in 2003 and $3.6 million in 2002 relating to these grants. At fiscal year end 2004, there were 1,439,734 unvested restricted shares outstanding under the 2000 Plan.

In connection with the merger with the former PAS, we converted former PAS warrants into warrants to acquire shares of our stock. The warrants are exercisable by Dakota Holdings, LLC, PepsiCo and V. Suarez & Co., Inc. for the purchase of 311,470, 65,658, and 94,282 shares, respectively, of our common stock at $24.79 per share, exercisable anytime until February 17, 2006.

16.    Shareholder Rights Plan and Preferred Stock

On May 20, 1999, we adopted a Shareholder Rights Plan and declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of our common stock, par value $0.01 per share. The dividend was paid on June 11, 1999 to the shareholders of record on that date. Each Right entitles the registered holder to purchase from us one one-hundredth of a share of our Series A Junior Participating Preferred Stock, par value $0.01 per share, at a price of $61.25 per one one-hundredth of a share of such Preferred Stock, subject to adjustment. The Rights will become exercisable if someone buys 15 percent or more of our common stock or following the commencement of, or announcement of an intention to commence, a tender or exchange offer to acquire 15 percent or more of our common stock. In addition, if someone buys 15 percent or more of our common stock, each right will entitle its holder (other than that buyer) to purchase, at the Right's $61.25 purchase price, a number of shares of our common stock having a market value of twice the Right's $61.25 exercise price. If we are acquired in a merger, each Right will entitle its holder to purchase, at the Right's $61.25 purchase price, a number of the acquiring company's common shares having a market value at the time of twice the Right's exercise price. The plan was subsequently amended on August 18, 2000 in connection with the merger agreement with the former PAS. The amendment to the rights agreement provides that:

•
None of Pohlad Companies, any affiliate of Pohlad Companies, Robert C. Pohlad, affiliates of Robert C. Pohlad or the former PepsiAmericas will be deemed an "Acquiring Person" (as defined in the rights agreement) solely by virtue of (1) the consummation of the transactions contemplated by the merger agreement, (2) the acquisition by Dakota Holdings, LLC of shares of our common stock in connection with the merger, or (3) the acquisition of shares of our common stock permitted by the Pohlad shareholder agreement;

•
Dakota Holdings, LLC will not be deemed an "Acquiring Person" (as defined in the rights agreement) so long as it is owned solely by Robert C. Pohlad, affiliates of Robert C. Pohlad, PepsiCo and/or affiliates of PepsiCo; and

•
A "Distribution Date" (as defined in the rights agreement) will not occur solely by reason of the execution, delivery and performance of the merger agreement or the consummation of any of the transactions contemplated by such merger agreement.

Prior to the acquisition of 15 percent or more of our stock, the Rights can be redeemed by the Board of Directors for one cent per Right. Our Board of Directors also is authorized to reduce the threshold to 10 percent. The Rights will expire on May 20, 2009. The Rights do not have voting or dividend rights, and until they become exercisable, they have no dilutive effect on our per-share earnings.

We have 12.5 million authorized shares of Preferred Stock. There is no Preferred Stock issued or outstanding.

17.    Supplemental Cash Flow Information

Net cash provided by continuing operations reflects cash payments and cash receipts as follows (in millions):

	2004	2003	2002
Interest paid	$59.7	$88.9	$69.3
Interest received	1.4	7.5	0.7
Income taxes paid	78.6	39.2	34.0
Income tax refunds	6.0	3.4	1.7

18.    Environmental and Other Commitments and Contingencies

We maintain a program to facilitate compliance with federal, state and local laws and regulations relating to management of materials used in production and to the discharge or emission of wastes, and such other laws and regulations relating to the protection of the environment. The capital costs of such management and compliance, including the modification of existing plants and the installation of new manufacturing processes, are not material to our continuing operations.

We are defendants in lawsuits that arise in the ordinary course of business, none of which is expected to have a material adverse effect on our financial condition, although amounts recorded in any given period could be material to the results of operations or cash flows for that period.

Discontinued Operations — Remediation.    Under the agreement pursuant to which we sold our subsidiaries, Abex Corporation and Pneumo Abex Corporation (collectively, "Pneumo Abex"), in 1988 and a subsequent settlement agreement entered into in September 1991, we have assumed indemnification obligations for certain environmental liabilities of Pneumo Abex, after any insurance recoveries. Pneumo Abex has been and is subject to a number of environmental cleanup proceedings, including proceedings under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 regarding release or disposal of wastes at on-site and off-site locations. In some proceedings, federal, state and local government agencies are involved and other major corporations have been named as potentially responsible parties. Pneumo Abex also is subject to private claims and lawsuits for remediation of properties previously owned by Pneumo Abex and its subsidiaries.

There is an inherent uncertainty in assessing the total cost of remediating a given site. This is because of the evolving and varying nature of the remediation and allocation process. Any assessment of expenses is more speculative in the early stage of remediation and is dependent upon a number of variables beyond the control of any party. Furthermore, there are often timing considerations in that a portion of the expense incurred by Pneumo Abex, and any resulting obligation of ours to indemnify Pneumo Abex, may not occur for a number of years.

In the latter part of 2001, we investigated the use of insurance products to mitigate risks related to indemnification obligations under the 1988 agreement, as amended. The insurance carriers required that we employ an outside consultant to perform a comprehensive review of the facilities formerly operated or impacted by Pnuemo Abex. Advances in retrospective risk evaluation and increased experience (and therefore available data) at our former facilities, made this comprehensive review possible. The consultant's review was completed in the fourth quarter of 2001. It provided a contingent indemnification liability for all known sites operated or impacted by Pneumo Abex and resulted in a $111.0 million charge, or $71.2 million net of tax, recorded in the fourth quarter of 2001.

At the end of fiscal year 2004, we had $106.8 million accrued to cover potential indemnification obligations, compared to $119.2 million recorded at the end of fiscal year 2003. Of the total amount accrued, $20.0 million was classified as current liabilities at the end of fiscal year 2004 and $20.0 million at the end of fiscal year 2003. The amounts exclude possible insurance recoveries and are determined on an undiscounted cash flow basis. The estimated indemnification liabilities include expenses for the remediation of identified sites, payments to third parties for claims and expenses (including product liability and toxic tort claims), administrative expenses, and the expenses of on-going evaluations and litigation. We expect a significant portion of the accrued liabilities will be disbursed during the next 10 years. All estimated costs for the sites discussed below are included in the $106.8 million accrued as of the end of fiscal year 2004.

We continue to have environmental exposure related to the remedial action required at a facility in Portsmouth, Virginia (consisting principally of soil treatment and removal) for which we have an indemnity obligation to Pneumo Abex. This is a Superfund site, which the United States Environmental Protection Agency required to be remediated. Through 2004, we have made indemnity payments of approximately $40.6 million (excluding $3.1 million of recoveries from other responsible parties) for remediation of the Portsmouth site. We have accrued and expect to incur an estimated $7.5 million to complete the remediation and for administration and legal defense costs over the next several years.

We also have financial exposure related to certain remedial actions required at a facility that manufactured hydraulic and related equipment in Willits, California. Various chemicals and metals contaminate this site. In August 1997, a final consent decree was issued in the case of the People of the State of California and the City of Willits, California v. Remco Hydraulics, Inc. This final consent decree was amended in December 2000 and established a trust whose officers are obligated to investigate and clean up this site. We are currently funding the investigation and interim remediation costs on a year-to-year basis according to the final consent decree. Through 2004, we made indemnity payments of approximately $32.2 million for investigation and remediation at the Willits site (consisting principally of soil removal, groundwater and surface/water treatment). We have accrued $31.9 million for future remediation and trust administration costs, with the majority of this amount to be spent in the next several years.

We also have indemnity obligations related to several investigations regarding on-site and off-site disposal of wastes generated at a facility in Mahwah, New Jersey. Through 2004, we have not made significant expenditures for remediation but have accrued approximately $18.2 million for certain remediation, long-term monitoring and administration expenses, which are expected to be incurred over the next several years. We are investigating the potential for additional responsible parties.

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

Discontinued Operations — Insurance.    During the second quarter of 2002, as part of a comprehensive program concerning environmental liabilities related to the former Whitman Corporation subsidiaries, we purchased new insurance coverage related to the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries.

In addition, a trust, which was established in 2000 with the proceeds from an insurance settlement (the "Trust"), purchased insurance coverage and funded coverage for remedial and other costs ("Finite Funding") related to the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries. In conjunction with the purchase of the insurance policies, we recorded a charge to discontinued operations of $9.8 million, or $6.0 million after tax. This charge represented amounts expended by us as well as a reduction of funds in the Trust available to pay expenses related to sites for which we have indemnification obligations.

Essentially all of the assets of the Trust were expended by the Trust in connection with the purchase of the insurance coverage, the Finite Funding and related expenses. These actions have been taken to fund remediation and related costs associated with the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries and to protect against additional future costs in excess of our self-insured retention. The original amount of self-insured retention (the amount we must pay before the insurance carrier is obligated to begin payments) was $114.0 million of which $24.8 million has been eroded, leaving a remaining self-insured retention of $89.2 million at the end of fiscal year 2004. The estimated range of aggregate exposure related only to the remediation costs of such environmental liabilities is approximately $45 million to $85 million. We had accrued $68.1 million at the end of 2004 for remediation costs, which is our best estimate of the contingent liabilities related to these environmental matters. The Finite Funding may be used to pay a portion of the $68.1 million and thus reduces our future cash obligations. The Finite Funding amounts recorded were $21.9 million and $24.2 million at the end of fiscal years 2004 and 2003, respectively, and are recorded in "Other assets," net of $1.5 million and $3.0 million, respectively, recorded in current assets.

In addition, we had recorded other receivables of $12.3 million at the end of fiscal year 2004 and $10.6 million at the end of fiscal year 2003 for future probable amounts to be received from insurance companies and other responsible parties. Of this total, no portion of the receivable was reflected as current as of fiscal year end 2004, while $1.6 million was included in "Other current assets" as of fiscal year end 2003. The remaining amounts were recorded in "Other assets" in the Consolidated Balance Sheets as of fiscal year end 2004 and 2003.

Discontinued Operations — Product Liability and Toxic Tort Claims.    We also have certain indemnification obligations related to product liability and toxic tort claims that might emanate from the 1988 agreement with Pneumo Abex. Other companies not owned by or associated with us also are responsible to Pneumo Abex for the financial burden of all asbestos product liability claims filed against Pneumo Abex after a certain date in 1998, except for certain claims indemnified by us.

We have received year end 2004 claim statistics from Pneumo Abex and the other indemnitors. Based on those reports, we have or may have potential indemnification obligations for approximately 17 percent of all of Pneumo Abex active and open asbestos claims at the end of fiscal year 2004. The active and open claims for which we have or may have indemnification obligations are approximately 9,600. Of those claims, approximately 8,000 are asserted in three mass-filed lawsuits (one filed in each of 2001, 2002 and 2004) that purport to assert thousands of claims against dozens of defendants. We believe that the vast majority of those claims lack merit and are of marginal value, if any. Excluding these mass-filed claims, the largest group of remaining claims is less than 1,000 and the annual number of individual claims within that group has been less than 100 per year for each year during the period 2000 to 2004. Sales of the asbestos-containing product at issue for that group ceased before 1980 and, therefore, we expect a decreasing rate of claims.

As of fiscal year end 2004, the number of underlying product liability lawsuits (including asbestos-related claims) that are or may be indemnifiable by us have been reduced by more than 85 percent from their high point. Much of the reduction occurred in the years 2000 and 2001, as well as in 2003. Our employees and agents manage or monitor the defense of the underlying claims that are or may be indemnifiable by us.

At the end of fiscal year 2004, we had accrued $5.5 million related to product liability. These accruals primarily relate to probable asbestos claim settlements and legal defense costs. We also have additional amounts accrued for legal and other costs associated with obtaining insurance recoveries for previously resolved and currently open claims and their related costs. These amounts are included in the total liabilities of $106.8 million accrued at the end of fiscal year 2004. In addition to the known and probable asbestos claims, we may be subject to additional asbestos claims that are possible for which no reserve has been established at the end of fiscal year 2004. These additional reasonably possible claims are primarily asbestos related and the aggregate exposure related to these possible claims is estimated to be in the range of $6 million to $17 million. These amounts are undiscounted and do not reflect any insurance recoveries that we will pursue from insurers for these claims.

In addition, two lawsuits have been filed in California, which name several defendants including certain of our prior subsidiaries. The lawsuits allege that our former subsidiaries and we are liable for personal injury and/or property damage resulting from environmental contamination at the Willits facility. There are approximately 250 personal injury plaintiffs in the lawsuits seeking an unspecified amount of damages, punitive damages, injunctive relief and medical monitoring damages. We are actively defending the lawsuits. At this time, we do not believe these lawsuits are material to our business or financial condition, although at this stage of the proceedings we are unable to reasonably estimate the range of possible loss, if any.

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

Advertising commitments and exclusivity rights.    We have entered into various long-term agreements with our customers in which we pay the customers for the exclusive right to sell our products in certain venues. We have also committed to pay certain customers for advertising and marketing programs in various long-term contracts. These agreements typically range from one to ten years. As of fiscal year end 2004, we have committed approximately $107.7 million related to such programs and advertising commitments.

Purchase obligations.    In addition, PepsiCo has entered into various raw material contracts on our behalf pursuant to a shared services agreement in which PepsiCo provides procurement services to us. Certain raw material contracts obligate us to purchase minimum volumes. As of the end of fiscal year 2004, we had total purchase obligations of $50.6 million related to such raw material contracts.

19.    Segment Reporting

We operate in one industry located in three geographic areas — U.S., Central Europe and the Caribbean. As of fiscal year end 2004, we operated in 18 states in the U.S. Outside the U.S., we operate in Poland, Hungary, the Czech Republic, Republic of Slovakia, Puerto Rico, Jamaica, Barbados, the Bahamas and Trinidad and Tobago.

Operating income is exclusive of net interest expense, other miscellaneous income and expense items, and income taxes. In fiscal year 2004, we recorded net special charges of $3.9 million (see Note 6 for further discussion), which reduced reported operating income in Central Europe. The special charges primarily related to a reduction in the workforce in Central Europe and consolidation of certain production lines and facilities as we continue to rationalize the cost structure.

In 2003, we recorded net special charges of $6.4 million, which reduced reported operating income for the U.S. and the Caribbean by $5.6 million and $0.8 million, respectively. The U.S. charge was recorded in the first quarter of 2003 and related primarily to the reduction in workforce. The Caribbean charge was recorded during the second quarter of 2003 and consisted mainly of asset write-downs related to the shutdown of the Barbados manufacturing facility.

We recorded a special charge totaling $5.7 million in the fourth quarter of 2002 in Central Europe relating to changes in our marketing and distribution strategy in Poland, the Czech Republic, and Republic of Slovakia. In addition, in 2002 we identified approximately $3.3 million of excess severance and other exit costs related to previous Central Europe special charges (see Note 6 for further discussion).

Non-operating assets are principally cash and equivalents, investments, property and miscellaneous other assets, including $1.1 million of real estate investments as of fiscal year end 2004 and 2003. Long-lived assets represent net property, investments and net intangible assets.

Selected financial information related to our geographic segments is shown below (in millions):

	Net Sales			Operating Income (Loss)
	2004	2003	2002	2004	2003	2002
U.S.	$2,825.8	$2,739.4	$2,760.5	$332.3	$315.7	$314.7
Central Europe	309.4	310.4	298.4	2.0	0.5	(10.6)
Caribbean	209.5	187.0	180.9	5.4	0.1	(3.4)

Total	$3,344.7	$3,236.8	$3,239.8	339.7	316.3	300.7

Interest expense, net				(62.1)	(69.6)	(76.4)
Other income (expense), net				4.7	(6.5)	(4.1)

Income from continuing operations before income taxes				$282.3	$240.2	$220.2

	Capital Investments			Depreciation and Amortization
	2004	2003	2002	2004	2003	2002
U.S.	$93.4	$131.8	$172.6	$137.9	$129.8	$122.6
Central Europe	14.8	16.4	30.4	25.6	29.6	30.2
Caribbean	13.6	10.1	16.2	10.5	8.4	8.6

Total operating	$121.8	$158.3	$219.2	174.0	167.8	161.4

Non-operating				2.4	2.4	2.4

Total				$176.4	$170.2	$163.8

	Assets		Long-Lived Assets
	2004	2003	2004	2003
U.S.	$2,854.8	$3,009.6	$2,509.1	$2,563.7
Central Europe	329.8	286.7	217.6	196.9
Caribbean	201.9	165.5	125.4	116.7

Total operating	3,386.5	3,461.8	2,852.1	2,877.3
Non-operating	143.3	135.0	55.1	33.3

Total	$3,529.8	$3,596.8	$2,907.2	$2,910.6

20.    Related Party Transactions

Transactions with PepsiCo

PepsiCo is considered a related party due to the nature of our franchise relationship and PepsiCo's ownership interest in us. As of fiscal year end 2004, PepsiCo beneficially owned 41.4 percent of PepsiAmericas' outstanding common stock. Approximately 92 percent of our total volume is derived from the sale of Pepsi-Cola products. We have entered into transactions and agreements with PepsiCo from time to time, and we expect to enter into additional transactions and agreements with PepsiCo in the future. Material agreements and transactions between PepsiCo and us are described below.

Pepsi franchise agreements are issued in perpetuity, subject to termination only upon failure to comply with their terms. Termination of these agreements can occur as a result of any of the following: our bankruptcy or insolvency; change of control of greater than 15 percent of any class of our voting securities; untimely payments for concentrate purchases; quality control failure; or failure to carry out the approved business plan communicated to PepsiCo.

Bottling Agreements and Purchases of Concentrate and Finished Product.    We purchase concentrates from PepsiCo and manufacture, package, distribute and sell carbonated and non-carbonated beverages under various bottling agreements with PepsiCo. These agreements give us the right to manufacture, package, sell and distribute beverage products of PepsiCo in both bottles and cans and fountain syrup in specified territories. These agreements include a Master Bottling Agreement and a Master Fountain Syrup Agreement for beverages bearing the "Pepsi-Cola" and "Pepsi" trademarks, including Diet Pepsi and Pepsi One in the United States. The agreements also include bottling and distribution agreements for non-cola products in the United States, and international bottling agreements for countries outside the United States. These agreements provide PepsiCo with the ability to set prices of concentrates, as well as the terms of payment and other terms and conditions under which we purchase such concentrates. Concentrate purchases from PepsiCo included in cost of goods sold totaled $687.9 million, $671.7 million and $641.9 million for the fiscal years 2004, 2003 and 2002, respectively. In addition, we bottle water under the "Aquafina" trademark pursuant to an agreement with PepsiCo that provides for payment of a royalty fee to PepsiCo, which totaled $29.6 million, $25.9 million and $22.8 million for the fiscal years 2004, 2003 and 2002, respectively, and was included in cost of goods sold. We also purchase finished beverage products from PepsiCo and certain of its affiliates, including tea, concentrate and finished beverage products from a Pepsi/Lipton partnership, as well as finished beverage products from a PepsiCo/Starbucks partnership. Such purchases are reflected in cost of goods sold and totaled $100.5 million, $90.8 million and $90.7 million for the fiscal years 2004, 2003 and 2002, respectively.

Bottler Incentives and Other Support Arrangements.    PepsiCo and PepsiAmericas share a business objective of increasing availability and consumption of Pepsi-Cola beverages. Accordingly, PepsiCo provides us with various forms of bottler incentives to promote their brands. The level of this support is negotiated regularly and can be increased or decreased at the discretion of PepsiCo. The bottler incentives cover a variety of initiatives, including direct marketplace, shared media and advertising support, to support volume and market share growth. Worldwide bottler incentives from PepsiCo totaled approximately $156.5 million, $165.8 million, and $154.2 million for the fiscal years ended 2004, 2003 and 2002. There are no conditions or requirements that could result in the repayment of any support payments received by us.

Under the 2003 marketing support program, and in conjunction with the prospective adoption of EITF Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor," in the first quarter of 2003, bottler incentives that are directly attributable to incremental expenses incurred are reported as either an increase to net sales or a reduction to SD&A expenses, commensurate with the recognition of the related expense. Such bottler incentives include amounts received for direct support of advertising commitments and exclusivity agreements with various customers. All other bottler incentives are recognized as a reduction of cost of goods sold when the related products are sold based on the agreements with vendors. Such bottler incentives primarily include base level funding amounts which are fixed based on the previous year's volume and variable amounts that are reflective of the current year's volume performance. Prior to the adoption of EITF Issue No. 02-16 and under previous marketing support programs, bottler incentives were primarily recognized as an increase to net sales or as a reduction in SD&A expenses based on the objectives of the programs and initiatives.

Based on information received from PepsiCo, PepsiCo provided indirect marketing support to our marketplace, which consisted primarily of media expenses. This indirect support is not reflected or included in our Consolidated Financial Statements, as these amounts were paid by PepsiCo on our behalf to third parties.

Manufacturing and National Account Services.    We provide manufacturing services to PepsiCo in connection with the production of certain finished beverage products, and also provide certain manufacturing, delivery and equipment maintenance services to PepsiCo's national account customers. Net amounts paid or payable by PepsiCo to us for these transactions were $18.0 million, $18.6 million, and $23.5 million for fiscal years 2004, 2003 and 2002, respectively.

Other Transactions.    PepsiCo provides procurement services to us pursuant to a shared services agreement. Under such agreement, PepsiCo acts as our agent and negotiates with various suppliers the cost of certain raw materials by entering into raw material contracts on our behalf. The raw material contracts obligate us to purchase certain minimum volumes. PepsiCo also collects and remits to us certain rebates from the various suppliers related to our procurement volume. In addition, PepsiCo executes certain derivative contracts on our behalf and in accordance with our hedging strategies. In 2004, 2003 and 2002, we paid $3.5 million, $2.4 million, and $1.9 million, respectively, to PepsiCo for such services.

During fiscal year 2002, we paid $3.3 million to PepsiCo for the SoBe distribution rights, of which approximately $0.2 million of amortization expense is included in SD&A expenses for the fiscal years 2004, 2003, and 2002, respectively.

Beginning in September 2003, we purchased snack food products from Frito-Lay, Inc., a subsidiary of PepsiCo, for sale and distribution in Trinidad and Tobago. We began similar distribution of Frito-Lay snack products in the Czech Republic in 2004. Net amounts payable to PepsiCo and its affiliates for snack food products were $0.1 million and $0.3 million in fiscal years 2004 and 2003, respectively.

At the end of fiscal years 2004 and 2003, net amounts due to PepsiCo related to the above transactions amounted to $1.8 million and $2.1 million, respectively.

In summary, the Consolidated Statements of Income include the following income and (expense) transactions with PepsiCo (in millions):

	2004	2003	2002
Net sales:
Bottler incentives	$4.0	$7.5	$84.8
Manufacturing and national account services	18.0	18.6	23.5

	$22.0	$26.1	$108.3

Cost of goods sold:
Purchases of concentrate	$(687.9)	$(671.7)	$(641.9)
Purchases of finished products	(100.5)	(90.8)	(90.7)
Bottler incentives	136.8	142.6	19.2
Aquafina royalty fee	(29.6)	(25.9)	(22.8)
Procurement services	(3.5)	(2.4)	(1.9)

	$(684.7)	$(648.2)	$(738.1)

Selling, delivery and administrative expenses:
Bottler incentives	$15.7	$15.7	$50.2
Purchases of advertising materials	(1.7)	(1.8)	(2.6)

	$14.0	$13.9	$47.6

Agreements and Relationships with Dakota Holdings, LLC and Mr. Pohlad

Under the terms of the PepsiAmericas Merger Agreement, Dakota Holdings, LLC, a Delaware limited liability company whose members at the time of the PepsiAmericas merger included PepsiCo and Pohlad Companies, was required to elect a contingent payment alternative in exchanging its shares of the former PepsiAmericas. Mr. Pohlad, our Chief Executive Officer, is the President and the owner of one-third of the capital stock of Pohlad Companies. Accordingly, in connection with the transaction, Dakota Holdings, LLC acquired the right to receive up to 6,669,747 shares of our common stock if certain performance levels were met for the years 2000 through 2002. The Affiliated Transaction Committee of the Board, which oversaw the process of determining whether the contingent payments were earned under the PepsiAmericas Merger Agreement, determined that no shares were issuable pursuant to this right.

In connection with the PepsiAmericas merger, Dakota Holdings, LLC became the owner of 14,562,970 shares of our common stock, including 377,128 shares purchasable pursuant to the exercise of a warrant. In November 2002, the members of Dakota Holdings, LLC entered into a redemption agreement pursuant to which the PepsiCo membership interests were redeemed in exchange for certain assets of Dakota Holdings, LLC. As a result, Dakota Holdings, LLC became the owner of 12,027,557 shares of our common stock, including 311,470 shares purchasable pursuant to the exercise of a warrant. Pohlad Companies may be deemed to have beneficial ownership of the securities beneficially owned by Dakota Holdings and Mr. Pohlad may be deemed to have beneficial ownership of the securities beneficially owned by Dakota Holdings and Pohlad Companies.

Transactions with Pohlad Companies

In February 2002, we entered into an Aircraft Joint Ownership Agreement with Pohlad Companies. Pursuant to the Aircraft Joint Ownership Agreement we purchased a one-eighth interest in a Lear Jet aircraft owned by Pohlad Companies. We paid approximately $1.6 million related to the jet in fiscal year 2002, which included our capitalized portion of the purchase price ($1.5 million) and the related SD&A expenses associated with the jet ($0.1 million). SD&A expenses associated with the jet in 2004 and 2003 were $0.1 million and $0.1 million, respectively.

In addition, we paid Pohlad Companies, or its subsidiaries, for various services, which totaled approximately $0.1 million and $0.7 million in 2003 and 2002, respectively.

Other Transactions

Transactions with Bottlers in Which PepsiCo Holds An Equity Interest.    We sold finished beverage products to other bottlers, including The Pepsi Bottling Group, Inc., a bottler in which PepsiCo owns an equity interest. These sales occurred in instances where the proximity of our production facilities to the other bottlers' markets or lack of manufacturing capability, as well as other economic considerations, made it more efficient or desirable for the other bottlers to buy finished product from us. Sales to other bottlers, including those in which PepsiCo owns an equity interest, were approximately $84.8 million, $64.6 million, and $71.6 million in fiscal years 2004, 2003, and 2002, respectively. Our purchases from such other bottlers in fiscal years 2004, 2003, and 2002 were not material.

21.    Other Comprehensive Income (Loss)

The components of accumulated comprehensive income (loss) are as follows (in millions):

	Cumulative Translation Adjustment	Net Unrealized Gains (Losses) on Investments	Net Unrealized Gains (Losses) on Derivatives	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
As of fiscal year end 2001	$(25.1)	$0.1	$(4.8)	$(4.1)	$(33.9)
Other comprehensive income (loss)	15.9	(5.0)	(0.1)	(23.8)	(13.0)

As of fiscal year end 2002	(9.2)	(4.9)	(4.9)	(27.9)	(46.9)
Other comprehensive income (loss)	8.8	2.5	7.3	(1.1)	17.5

As of fiscal year end 2003	(0.4)	(2.4)	2.4	(29.0)	(29.4)
Other comprehensive income (loss)	36.2	15.2	(1.2)	(4.8)	45.4

As of fiscal year end 2004	$35.8	$12.8	$1.2	(33.8)	$16.0

Unrealized gains (losses) on derivatives is shown net of reclassifications into net income of $12.7 million, $0.1 million, and $(4.9) million in fiscal year 2004, 2003 and 2002, respectively.

Unrealized gains (losses) on investments is shown net of income tax (expense) benefit of $(9.1) million, $(1.5) million, and $2.8 million in fiscal years 2004, 2003 and 2002, respectively. Unrealized gains (losses) on derivatives are shown net of income tax benefit (expense) of $0.7 million, $(4.4) million, and $(0.2) million in fiscal years 2004, 2003 and 2002, respectively. The minimum pension liability adjustment is shown net of income tax benefit (expense) of $2.9 million, $0.2 million, and $(15.1) million at the end of fiscal years 2004, 2003 and 2002, respectively.

22.    Subsequent Events (unaudited)

In January 2005, we completed the acquisition of Central Investment Corporation, ("CIC"). We agreed to acquire the capital stock of CIC, the seventh largest Pepsi bottler in the U.S., for a purchase price of $340 million plus an adjustment for working capital. CIC has bottling operations in Southeast Florida and Central Ohio.

In addition, in January 2005, we issued $300 million of notes with a coupon rate of 4.875 percent due January 15, 2015. The proceeds were used to fund the acquisition of CIC. The notes were issued from our new shelf registration statement which became effective September 4, 2003. Under the shelf registration statement, up to $1 billion of debt securities may be offered. The debt securities are unsecured, senior debt obligations and will rank equally with all other unsecured and subordinated indebtedness.

23.    Selected Quarterly Financial Data (unaudited)

(in millions, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
2004:
Net sales	$737.6	$909.7	$883.3	$814.1	$3,344.7

Gross profit	$313.1	$391.1	$376.8	$341.5	$1,422.5

Net income	$20.5	$61.7	$64.3	$35.4	$181.9

Weighted average common shares:
Basic	143.7	139.1	136.8	137.1	139.2
Incremental effect of stock options and awards	2.4	3.3	2.4	2.7	2.6

Diluted	146.1	142.4	139.2	139.8	141.8

Income per share — basic:
Net income	$0.14	$0.44	$0.47	$0.26	$1.31

Income per share — diluted:
Net income	$0.14	$0.43	$0.46	$0.25	$1.28

2003:
Net sales	$682.1	$870.9	$865.0	$818.8	$3,236.8

Gross profit	$285.5	$360.3	$370.6	$343.8	$1,360.2

Net income	$4.9	$53.2	$62.5	$37.0	$157.6

Weighted average common shares:
Basic	143.8	142.8	142.9	142.9	143.1
Incremental effect of stock options and awards	0.3	0.4	1.0	1.5	1.0

Diluted	144.1	143.2	143.9	144.4	144.1

Income per share — basic:
Net income	$0.03	$0.37	$0.44	$0.26	$1.10

Income per share — diluted:
Net income	$0.03	$0.37	$0.43	$0.26	$1.09

PEPSIAMERICAS, INC. & SUBSIDIARIES

EXHIBITS

For Inclusion in Annual Report on Form 10-K
Fiscal Year Ended January 1, 2005

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Restated Certificate of Incorporation (incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-64292) filed on June 29, 2001).
3.2	By-Laws, as amended and restated on February 16, 2001 (incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-64292) filed on June 29, 2001).
4.1	First Supplemental Indenture dated as of May 20, 1999, to the Indenture dated as of January 15, 1993, between Whitman Corporation and The First National Bank of Chicago, as Trustee, (incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-15019) filed on August 17, 1999).
4.2	Rights Agreement, dated as of May 20, 1999, between Whitman Corporation and First Chicago Trust Company of New York, as Rights Agent (incorporated by reference to the Company's Registration Statement on Form 8-A (File No. 001-15019) filed on May 25, 1999).
4.3	Amendment, as of August 18, 2000, to the Rights Agreement, dated as of May 20, 1999, between Whitman Corporation and First Chicago Trust Company of New York, as Rights Agent (incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-46368) filed on September 22, 2000).
4.4	Appointment of Successor Rights Agent, dated as of September 9, 2002 (incorporated by reference to the Company's Annual Report on Form 10-K (File No. (001-15019) filed on March 28, 2003.
4.5	Indenture dated as of August 15, 2003 between PepsiAmericas, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-108164) filed on August 22, 2003).
10.1	Revised Stock Incentive Plan, as Adopted May 20, 1999 (incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-15019) filed on August 17, 1999).
10.2	PepsiAmericas, Inc. Deferred Compensation Plan for Directors, as Adopted May 20, 1999 (incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-15019) filed on August 17, 1999).
10.3	PepsiAmericas, Inc. Executive Deferred Compensation Plan as Amended and Restated Effective January 1, 2003 (incorporated by reference to the Company's Annual Report on Form 10-K (File No. 001-15019) filed March 15, 2004).
10.4	Stock Incentive Plan, as amended through February 19, 1993 (incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-15019) filed on August 17, 1999).
10.5	PepsiAmericas, Inc. Supplemental Pension Plan, as Amended and Restated Effective January 1, 2001 (incorporated by reference to the Company's Annual Report on Form 10-K (File No. 001-15019) filed March 15, 2004).
10.6	2000 Stock Incentive Plan, as amended through February 17, 2004 (incorporated by reference to the Company's Definitive Schedule 14A (Proxy Statement) (File No. 001-15019) filed March 12, 2004).
10.7	PepsiAmericas, Inc. 1999 Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-46368) filed on December 21, 2000).
10.8	Pepsi-Cola Puerto Rico Bottling Company Qualified Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-46368) filed on December 21, 2000).
10.9	Pepsi-Cola Puerto Rico Bottling Company Non-Qualified Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-46368) filed on December 21, 2000).
10.10	Amended and Restated Shareholder Agreement, dated as of November 30, 2000, between Whitman Corporation and PepsiCo, Inc. (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed on December 1, 2000).
10.11	Shareholder Agreement, dated November 30, 2000, among Whitman Corporation, Pohlad Companies, Dakota Holdings, LLC and Robert Pohlad (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed on December 1, 2000).
10.12	Amendment to Shareholder Agreement, by and among PepsiAmericas, Inc., Pohlad Companies, Dakota Holdings, LLC and Robert C. Pohlad, dated November 9, 2004 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed November 12, 2004).
10.13	Form of Master Bottling Agreement between PepsiCo, Inc. and PepsiAmericas, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K (File No. 001-15019) filed on March 25, 2002).
10.14	Form of Master Fountain Syrup Agreement between PepsiCo, Inc. and PepsiAmericas, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K (File No. 001-15019) filed on March 25, 2002).
10.15	U.S. $500,000,000 364-Day Credit Agreement, dated as of December 9, 2003, among PepsiAmericas, Inc. as Borrower, the Initial Lenders as Initial Lenders, Bank One, N.A. as Syndication Agent, Bank of America, N.A. and JPMorgan Chase Bank as Documentation Agents, Citigroup Global Markets Inc. and Banc One Securities LLC as Joint Lead Arrangers, and Citicorp USA, Inc. as Agent.
10.16	Stock Repurchase Letter Agreement between J.P. Morgan Securities Inc. and PepsiAmericas, Inc. dated April 30, 2004 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed May 4, 2004).
10.17	Amended and Restated Receivables Sale Agreement Dated as of May 24, 2002 among Pepsi-Cola General Bottlers, Inc., Pepsi-Cola General Bottlers of Ohio, Inc., Pepsi-Cola General Bottlers of Indiana, Inc., Pepsi-Cola General Bottlers of Wisconsin, Inc., Pepsi-Cola General Bottlers of Iowa, Inc., Iowa Vending, Inc., Marquette Bottling Works, Incorporated, Northern Michigan Vending, Inc., Delta Beverage Group, Inc. and Dakbev, LLC, as originators and Whitman Finance, Inc. as Buyer (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed August 11, 2004).

E-1

10.18	U.S. $500,000,000 Five-Year Credit Agreement, dated as of December 7, 2004, among PepsiAmericas, Inc. as Borrower, the Initial Lenders, as Initial Lenders, the Initial Issuing Banks, as Initial Issuing Banks, JPMorgan Chase Bank, N.A., as Syndication Agent, Bank of America, N.A. and Wachovia Bank, National Association, as Document Agents, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers, and Citigroup USA, Inc., as Agent for the Lenders (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed December 10, 2004).
10.19	Stock Purchase Agreement by and among PepsiAmericas, Inc., Central Investment Corporation, shareholders of Central Investment Corporation, Central Investment LLC, and CIC Holding LLC, dated as of December 15, 2004 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed December 17, 2004).
10.20	Underwriting Agreement by and among PepsiAmericas, Inc., Banc of America Securities LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Wachovia Capital Markets, LLC, BNP Paribas Securities Corp., Wells Fargo Securities, LLC and Loop Capital Markets, LLC, dated January 5, 2005 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed January 11, 2005).
10.21	Terms Agreement by and among PepsiAmericas, Inc., Banc of America Securities LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Wachovia Capital Markets, LLC, BNP Paribas Securities Corp., Wells Fargo Securities, LLC and Loop Capital Markets, LLC, dated January 5, 2005 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed January 11, 2005).
10.22	Separation Agreement and Release by and between PepsiAmericas, Inc. and James W. Nolan, dated February 18, 2005 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed February 18, 2005).
10.23	Amendment No. 3 to the Company's 2000 Stock Incentive Plan (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed February 25, 2005).
10.24	Form of Restricted Stock Award under the Company's 2000 Stock Incentive Plan (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed February 25, 2005).
10.25	Form of Restricted Stock Unit Award under the Company's 2000 Stock Incentive Plan (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed February 25, 2005).
10.26	Form of Nonqualified Stock Option under the Company's 2000 Stock Incentive Plan (incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-36994) filed May 12, 2000).
10.27	Form of Incentive Stock Option under the Company's 1999 Stock Option Plan (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed February 25, 2005).
10.28	Form of Restricted Stock Award under the Company's Revised Stock Incentive Plan (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed February 25, 2005).
10.29	Form of Nonqualified Stock Option under the Company's Revised Stock Incentive Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-15019) filed August 17, 1999).
10.30	Form of Stock Option Agreement under the Pepsi-Cola Puerto Rico Bottling Company Non-Qualified Stock Option Plan (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed February 25, 2005).
10.31	Form of Stock Option Agreement under the Pepsi-Cola Puerto Rico Bottling Company Qualified Stock Option Plan (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed February 25, 2005).
10.32	Form of Nonqualified Stock Option under the Company's 1982 Stock Option, Restricted Stock Award and Performance Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-15019) filed August 17, 1999).
10.33	Form of Incentive Stock Option under the Company's 1982 Stock Option, Restricted Stock Award and Performance Award Plan (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed February 25, 2005).
10.34	Form of Agreement for Separation and Waiver (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed March 3, 2005).
10.35	Rule 10b5-1 Trading Plan between Kenneth E. Keiser and Fidelity Brokerage Services LLC, acknowledged by PepsiAmericas, Inc. dated February 28, 2005 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed March 3, 2005).
10.36	Rule 10b5-1 Trading Plan between PepsiAmericas, Inc. and J.P. Morgan Securities, Inc., dated March 4, 2005 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed March 4, 2005).
12	Statement of Calculation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of the Company.
23	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney.
31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-2