Form 10-Q
period 2005-04-02
PEPSIAMERICAS INC/IL/
filed 2005-05-09
CIK 1084230

 Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

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

As of April 29, 2005, the Registrant had 137,207,969 outstanding shares of common stock, par value $0.01 per share, the Registrant's only class of common stock.

Contents

PEPSIAMERICAS, INC. FORM 10-Q FIRST QUARTER 2004

Contents

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

PEPSIAMERICAS, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited and in millions, except per share data)

	First Quarter

	2005	2004

Net sales	$829.4	$737.6
Cost of goods sold	479.1	424.5

Gross profit	350.3	313.1
Selling, delivery and administrative expenses	292.7	262.8
Special charges, net	2.5	0.2

Operating income	55.1	50.1
Interest expense, net	(19.1)	(15.9)
Other expense, net	(2.7)	(1.4)

Income before income taxes	33.3	32.8
Income taxes	12.5	12.3

Net income	$20.8	$20.5

Weighted average common shares:
Basic	137.2	143.7
Incremental effect of stock options and awards	2.3	2.4

Diluted	139.5	146.1

Net income per share:
Basic	$0.15	$0.14
Diluted	0.15	0.14

Cash dividends per share	$0.085	$0.075

See accompanying notes to the condensed consolidated financial statements.

Contents

PEPSIAMERICAS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited and in millions, except per share data)

	End of First Quarter 2005	End of Fiscal Year 2004

ASSETS:
Current assets:
Cash and equivalents	$87.7	$74.9
Receivables, net	233.8	190.5
Inventories	199.3	177.8
Other current assets	89.7	86.3

Total current assets	610.5	529.5
Property (at cost)	2,262.4	2,225.5
Accumulated depreciation	(1,149.5)	(1,125.5)

Net property	1,112.9	1,100.0
Goodwill and intangible assets, net	2,066.9	1,769.4
Other assets	116.3	130.9

Total assets	$3,906.6	$3,529.8

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Short-term debt, including current maturities of long-term debt	$544.6	$142.0
Payables	207.1	181.8
Other current liabilities	183.2	197.3

Total current liabilities	934.9	521.1
Long-term debt	1,008.2	1,006.6
Deferred income taxes	150.8	149.6
Other liabilities	228.5	229.3

Total liabilities	2,322.4	1,906.6

Shareholders' equity:
Preferred stock ($0.01 par value, 12.5 million shares authorized no shares issues)	–	–
Common stock ($0.01 par value, 350 million shares authorized; 167.6 million shares issued - 2005 and 2004)	1,540.6	1,535.3
Retained income	588.6	579.6
Unearned stock-based compensation	(24.8)	(8.7)
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	25.8	35.8
Net unrealized investment and hedging gains	6.5	14.0
Minimum pension liability	(33.8)	(33.8)

Accumulated other comprehensive income (loss)	(1.5)	16.0
Treasury stock, at cost (29.5 million shares - 2005 and 29.0 million shares - 2004)	(518.7)	(499.0)

Total shareholders' equity	1,584.2	1,623.2

Total liabilities and shareholders' equity	$3,906.6	$3,529.8

See accompanying notes to the condensed consolidated financial statements.

Contents

PEPSIAMERICAS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in millions)

	First Quarter

	2005	2004

CASH FLOW FROM OPERATING ACTIVITIES:
Income from continuing operations	$20.8	$20.5
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	47.0	44.0
Deferred income taxes	(2.0)	3.5
Special charges, net	2.5	0.2
Cash outlays related to special charges	(0.6)	(0.2)
Other	8.7	(1.9)
Changes in assets and liabilities, exclusive of acquisitions:
(Decrease) increase in securitized receivables	(14.0)	25.0
(Increase) decrease in remaining receivables	(10.4)	16.8
Increase in inventories	(11.0)	(18.9)
Increase in payables	8.0	8.6
Net change in other assets and liabilities	(14.2)	(60.3)

Net cash provided by operating activities of continuing operations	34.8	37.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(25.3)	(19.8)
Acquisitions, net of cash acquired	(350.0)	(20.9)
Proceeds from sales of property	0.6	0.7

Net cash used in investing activities	(374.7)	(40.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) of short-term debt	103.4	(27.1)
Proceeds from issuance of long-term debt	297.0	–
Repayment of long-term debt	(0.2)	(0.9)
Treasury stock purchases	(56.5)	–
Issuance of common stock	22.5	43.9
Cash dividends	(11.7)	(11.0)

Net cash provided by financing activities	354.5	4.9

Net cash used in discontinued operations	(2.4)	(0.8)
Effects of exchange rate changes on cash and equivalents	0.6	0.6

Change in cash and equivalents	12.8	2.0
Cash and equivalents at beginning of year	74.9	69.0

Cash and equivalents at end of first quarter	$87.7	$71.0

See accompanying notes to the condensed consolidated financial statements.

Contents

PEPSIAMERICAS, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Significant Accounting Policies

Quarterly reporting — The Condensed Consolidated Financial Statements included herein have been prepared by PepsiAmericas, Inc. (referred to herein as “PepsiAmericas,” “we,” “our” and “us”) without audit. Certain information and disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that the disclosures are adequate to make the information presented not misleading. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year 2004. In the opinion of management, the information furnished herein reflects all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of results for the interim periods presented.

Our fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31st. Our 2004 fiscal year contained 52 weeks and ended January 1, 2005. Our first quarters of 2005 and 2004 were based on the thirteen weeks ended April 2, 2005 and April 3, 2004, respectively. Our business is highly seasonal; accordingly, the operating results of any individual quarter may not be indicative of a full year’s operating results.

Net income per share — Basic net income per share is based upon the weighted-average number of common shares outstanding. Diluted net income per share assumes the exercise of all options and includes the grant of restricted stock awards, which are both dilutive whether exercisable or not. The dilutive effects of stock options and restricted stock awards are measured under the treasury stock method.

Options to purchase the following shares were not included in the computation of diluted net income per share because the exercise price was greater than the average market price of the common shares during the related period:

	First Quarter

	2005	2004

Shares under options outstanding	2,474,756	4,176,256
Weighted-average exercise price per share	$23.04	$21.42

Stock-based compensation – We use the intrinsic value method of accounting for our stock-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock-based employee compensation cost for options is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense for restricted stock awards is reflected in net income, and this expense is recognized ratably over the awards’ vesting period. The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

The table (in millions, except per share data) is presented pursuant to amended disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”

Contents

	First Quarter

	2005	2004

Net income, as reported	$20.8	$20.5
Add: Total stock–based compensation expense included in net income as reported, net of tax	1.7	1.1
Deduct: Total stock–based compensation expense determined under fair value based method for all options and restricted stock awards, net of tax	(2.5)	(2.0)

Pro forma net income	$20.0	$19.6

Basic: As reported	$0.15	$0.14

Pro forma	$0.15	$0.14

Diluted: As reported	$0.15	$0.14

Pro forma	$0.14	$0.13

The Black-Scholes model and the assumptions presented in the following table were used to estimate the fair values of the options granted for the first quarter of 2004. The weighted-average estimated fair value, at the dates of grant, of options in the first quarter of 2004 was $4.66. Due to only restricted shares being issued under the 2000 Stock Incentive Plan in fiscal year 2005, no options were granted in the first quarter of 2005. The above proforma compensation costs measured for options and restricted stock awards are recognized ratably over the vesting period, which is typically three years.

2004

Risk-free interest rate	3.1%
Expected dividend yield	1.6%
Expected volatility	27.0%
Estimated lives of options (in years)	5.0

Recently issued accounting pronouncements — In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised SFAS No. 123, “Share-Based Payment.” Among its provisions, SFAS 123R will require us to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize the cost over the requisite service period. As issued, SFAS 123R becomes effective for us beginning in the third quarter of 2005. However, on April 14, 2005, the Securities and Exchange Commission adopted a rule that deferred the effective date to fiscal years beginning after June 15, 2005. As described above, we currently use the intrinsic value method to account for stock-based employee compensation. As a result, the adoption of SFAS 123R is expected to reduce our net income in interim and annual periods after adoption. We believe the best indication of the approximate impact on net income of adopting the provisions of this revised Statement may be determined by reviewing the table above under the heading “Stock-based compensation,” which shows that net income would have decreased by $0.8 million and $0.9 million for the first quarters of 2005 and 2004, respectively, and $0.01 per diluted share for each respective period. Also, upon adoption, we will be allowed to restate prior interim periods or prior years in accordance with a prescribed modified retrospective method. The modified retrospective treatment is not required and we have not yet determined whether we will restate prior periods. In addition, we have not determined the valuation method we will use to value options.

2.	Special Charges

In the first quarter of 2005, we recorded special charges of $2.5 million ($1.6 million after tax) in Central Europe, primarily for the realignment of our Central European headquarters and the consolidation of certain production facilities as we continue to rationalize our cost structure. These special charges were primarily for severance costs and related benefits and asset write-downs.

In the first quarter of 2004, we recorded special charges of $0.2 million ($0.1 million after tax) in Central Europe. These special charges were primarily for severance costs and related benefits.

Contents

The following table summarizes activity associated with the special charges (in millions):

	2005 Charge	2004 Charge	2002 Charge	Total

Accrued liabilities as of fiscal year end 2004 (employee-related, lease cancellation and other costs)	$–	$0.1	$0.1	$0.2
Central Europe special charges	2.5	–	–	2.5
Expenditures for employee-related and other costs	(0.5)	(0.1)	–	(0.6)
Asset write downs	(1.1)	–	–	(1.1)

Accrued liabilities at the end of the first quarter of 2005	$0.9	$–	$0.1	$1.0

All of the special charges we recorded during 2003 were utilized by the end of fiscal year 2003 and thus are not reflected in the table above. The total accrued liabilities remaining as of the end of the first quarter of 2005 are comprised of deferred severance payments and certain employee benefits and other costs. We expect to pay a significant portion of the special charge liability of $1.0 million using cash from operations during the next twelve months; accordingly, such amounts are classified as “Other current liabilities” in the Condensed Consolidated Balance Sheet.

3.	Interest Expense, Net

Interest expense, net, is comprised of the following (in millions):

	First Quarter

	2005		2004

Interest expense	$	(19.6)	$	(16.0)
Interest income		0.5		0.1

Interest expense, net	$	(19.1)	$	(15.9)

4.	Income Taxes

During the first quarter of 2005, our effective income tax rate was 37.7 percent. Our effective tax rate increased in 2005 due mainly to an increase in our effective state tax rate. This represents a modest increase from the previous year, as the effective income tax rate in the first quarter of 2004 was 37.5 percent.

5.	Comprehensive Income

Our comprehensive income was as follows (in millions):

	First Quarter

	2005	2004

Net income	$20.8	$20.5
Minimum pension liability adjustment	–	(2.2)
Foreign currency translation adjustment	(10.0)	(6.0)
Net unrealized investment and hedging gains (losses)	(7.5)	9.8

Comprehensive income	$3.3	$22.1

Net unrealized investment and hedging gains (losses) are presented net of income tax benefit of $4.5 million in the first quarter of 2005 and net of income tax expense of $5.9 million in the first quarter of 2004. The minimum pension liability adjustment is shown net of income tax benefit of $1.3 million in the first quarter of 2004.

Contents

6.	Inventory

As of the end of the first quarter of 2005, our inventory was comprised of approximately 44 percent raw materials and supplies and 56 percent finished goods. This mix is relatively consistent with the mix of inventory at the end of fiscal year 2004.

7.	Intangible Assets and Goodwill

The changes in the carrying value of goodwill by geographic segment for the first quarter of 2005 were as follows (in millions):

	U.S.	Central Europe	Caribbean	Total

Balance at end of year 2004	$1,688.6	$37.5	$20.1	$1,746.2
Acquisitions	298.3	–	–	298.3
Purchase accounting adjustments	–	–	(2.4)	(2.4)
Cumulative translation adjustment	–	(1.3)	–	(1.3)

Balance at end of first quarter of 2005	$1,986.9	$36.2	$17.7	$2,040.8

	As of End of First Quarter 2005			As of End of Fiscal Year 2004

	Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Non-compete agreements	$0.5	$	(0.2)	$1.2	$	(0.9)
Franchise and distribution agreements	3.6		(0.9)	3.7		(1.0)

Total	$4.1	$	(1.1)	$4.9	$	(1.9)

Unamortized intangible assets:
Franchise and distribution agreements	$20.5			$17.6
Pension intangible asset	$2.6			$2.6

Total	$27.2			$25.1

Aggregate amortization expense:
For first quarter ended 2005 and 2004	$0.1			$0.1

Contents

In the first quarter of 2005, we acquired Central Investment Corporation (“CIC”) and FM Vending resulting in an increase to goodwill of $298.3 million. See Note 8 for further discussion.

In the first quarter of 2005, we recorded certain adjustments and completed the intangible asset valuation associated with the Bahamas purchase completed in the first quarter of 2004. This resulted in an increase in acquired goodwill of $0.5 million and a reclassification of $2.9 million from goodwill to franchise and distribution agreements, an unamortized intangible asset. The $0.5 million adjustment related to the final valuation of accounts receivable and fixed assets. See Note 8 for further discussion.

The decrease in the gross carrying amount of non-compete agreements and related accumulated amortization reflected the expiration of certain non-compete agreements related to previous acquisitions.

8.	Acquisitions

On January 10, 2005, we completed the acquisition of CIC. CIC has bottling operations in Southeast Florida and Central Ohio. We agreed to acquire the capital stock of CIC, the seventh largest Pepsi bottler in the U.S., for a purchase price of $339.3 million plus $13.1 million related to an adjustment for working capital and $0.5 million for acquisition-related costs. At the date of closing, $8.4 million of the working capital adjustment was paid to the seller and $4.7 million is included in “Other current liabilities” on the Condensed Consolidated Balance Sheet at the end of the first quarter of 2005. Our cost to acquire CIC has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values. This allocation is subject to adjustment when additional information concerning asset and liability valuations is finalized. We have preliminarily allocated $296.2 million to acquired goodwill, representing the excess of the purchase price over the estimated fair value of net assets acquired, and we assigned this goodwill to the U.S. geographic segment. We are in the process of valuing the intangibles acquired in connection with the CIC transaction and expect to complete that valuation in the third quarter of 2005. It is expected that a majority of the acquired goodwill will be reclassified to franchise rights, which are not amortized since they are granted in perpetuity. The assets acquired and liabilities assumed consisted primarily of cash, working capital, fixed assets and capital lease obligations. CIC’s results of operations since the date of the acquisition are included in the Condensed Consolidated Statement of Income.

On March 31, 2005, we completed the acquisition of FM Vending. We agreed to acquire the capital stock of FM Vending for a purchase price of $2.2 million, net of cash acquired. Our cost to acquire FM Vending has been preliminarily allocated to assets acquired and liabilities assumed according to estimated fair values. This allocation is subject to adjustment when additional information concerning asset and liability valuations is finalized. The preliminary allocation has resulted in acquired goodwill of approximately $2.1 million, which we have assigned to the U.S. geographic segment. The assets acquired and liabilities assumed consisted primarily of cash, working capital and fixed assets.

In addition, in March 2004 we acquired 2,000 additional shares of Pepsi-Cola Bahamas for $3.3 million, which increased our ownership interest in the Bahamas from 30 percent to 70 percent. As a result, we began consolidating the Bahamas in the first quarter of 2004, as the investment was accounted for under the equity method prior to this transaction. Our cost to acquire the Bahamas was allocated to the assets acquired and liabilities assumed according to estimated fair values. The allocation resulted in intangible assets of $2.9 million related to franchise and distribution agreements. We assigned the intangible assets to the Caribbean geographic segment. The assets acquired and liabilities assumed consisted primarily of inventory, fixed assets, and long-term debt. Minority interest associated with this investment is recorded in “Other expense, net” in the Condensed Consolidated Statements of Income and in “Other liabilities” in the Condensed Consolidated Balance Sheets.

The acquisitions described above are not material to our consolidated results of operations; therefore, proforma financial information is not included in this note.

9.	Debt

In January 2005, we issued $300 million of notes with a coupon rate of 4.875 percent due January 2015. Net proceeds from the transaction were $297.0 million, which reflected the reduction for the discount of $0.8 million and debt issuance costs of $2.2 million. The proceeds from the issuance were used to fund the acquisition of CIC. The notes were issued from our shelf registration statement that became effective September 4, 2003. Under the shelf registration statement, up to $1 billion of debt securities may be offered. The debt securities are unsecured, senior debt obligations and rank equally with all other unsecured and subordinated indebtedness. After the issuance of the $300 million of notes in January 2005, there was $700 million in debt securities available for issuance under the shelf registration statement.

10.	Financial Instruments

We use derivative financial instruments to reduce our exposure to adverse fluctuations in commodity prices and interest rates. These financial instruments are “over-the-counter” instruments and were designated at their inception as hedges of underlying exposures. We do not use derivative financial instruments for speculative or trading purposes.

Cash Flow Hedges – We enter into derivative financial instruments to hedge against volatility in future cash flows on anticipated aluminum can purchases, the prices of which are indexed to aluminum market prices. We consider these hedges to be highly effective, because of the high correlation between aluminum commodity prices and our contractual cost of aluminum cans. We have hedged a portion of our U.S. aluminum requirements for the balance of fiscal year 2005. As of the end of the first quarter of 2005 and fiscal year end 2004, we had deferred $2.5 million (net of $1.5 million in deferred income taxes) and $2.5 million (net of $1.5 million in deferred income taxes) of aluminum hedging gains, respectively, in “Accumulated other comprehensive income (loss).” We expect to reclassify a majority of the deferred aluminum hedging gains as of the end of the first quarter of 2005 into cost of goods sold during the next 12 months.

Contents

Beginning in fiscal year 2004, we entered into derivative financial instruments to hedge against volatility in future cash flows on anticipated natural gas purchases, the prices of which are indexed to natural gas market prices. Due to the high correlation between natural gas commodity prices and our contractual cost of natural gas, we consider these hedges to be highly effective. We have hedged a portion of our anticipated natural gas purchases through November 2005. As of the end of the first quarter of 2005 and fiscal year end 2004, we had deferred $0.1 million (net of $0.1 million in deferred income taxes) of natural gas hedging gains and $0.1 million (net of $0.1 million in deferred income taxes) of natural gas hedging losses, respectively, in “Accumulated other comprehensive income (loss).”

Beginning in fiscal year 2004, we entered into derivative financial instruments to hedge against the volatility in future cash flows on anticipated diesel fuel purchases, the prices of which are indexed to heating oil market prices. Due to the high correlation between heating oil commodity prices and our cost of diesel fuel, we consider these hedges to be highly effective. We have hedged a portion of our anticipated diesel fuel purchases through December 2005. As of the end of the first quarter of 2005 and fiscal year end 2004, we had deferred $1.0 million (net of $0.6 million in deferred income taxes) of heating oil hedging gains and $0.5 million (net of $0.3 million in deferred income taxes) of heating oil hedging losses in “Accumulated other comprehensive income (loss).”

In anticipation of a long-term debt issuance in January 2005 (see Note 9 for further discussion), we had entered into treasury rate lock instruments with an aggregate notional amount of $300.0 million. We accounted for these treasury rate lock instruments as cash flow hedges, as the treasury rate lock instruments hedged against the variability of interest payments on the forecasted issuance of fixed-rate debt attributable to changes in interest rates. These treasury rate locks are considered highly effective in eliminating the interest rate risk on the forecasted debt issuance. The treasury rate locks were settled for $2.7 million, concurrent with the debt issuance in the first quarter of 2005. As of the end of the first quarter of 2005 and fiscal year end 2004, we had deferred approximately $1.6 million (net of $1.0 in deferred income taxes) of treasury rate gains for each respective period included in “Accumulated other comprehensive income (loss).” Amounts included in “Accumulated other comprehensive income (loss)" will be reclassified into earnings commensurate with the recognition of interest expense related to the debt issued in January 2005.

In anticipation of a long-term debt issuance in February 2006, we entered into a forward starting swap agreement with an aggregate notional amount of $300.0 million in fiscal year 2004. We accounted for this forward starting swap as a cash flow hedge, as the swap hedges against the variability of interest payments on the forecasted issuance of fixed-rate debt attributable to changes in interest rates. As of the end of the first quarter of 2005 and fiscal year end 2004, we had deferred $0.8 million (net of $0.5 million in deferred income taxes) of forward starting swap gains and $0.9 million (net of $0.6 million in deferred income taxes) of forward starting swap losses, respectively, in “Accumulated other comprehensive income (loss),” as this forward starting swap agreement is considered highly effective in eliminating the interest rate risk on the forecasted fixed-rate debt issuance. The amount included in “Accumulated other comprehensive income (loss)” will be reclassified into earnings commensurate with the recognition of interest expense related to the anticipated debt issuance.

In anticipation of the long-term debt issuance in the first quarter of 2003, we entered into a treasury rate lock agreement with an aggregate notional amount of $150.0 million. We accounted for this treasury rate lock as a cash flow hedge, as the treasury rate lock hedged against the variability of interest payments on the forecasted issuance of fixed-rate debt attributable to changes in interest rates. We settled the treasury rate lock for $1.2 million concurrent with our debt issuance in the first quarter of 2003. At the end of the first quarter of 2005 and fiscal year 2004, we had deferred approximately $1.3 million (net of $0.8 million in deferred income taxes) and $1.4 million (net of $0.9 million in deferred income taxes) of losses, respectively, in “Accumulated other comprehensive income (loss)” in the Condensed Consolidated Balance Sheets, as the treasury rate locks were considered highly effective in eliminating the interest rate risk on the forecasted debt issuance. These amounts also include the deferred losses of the treasury rate lock settled in fiscal year 2002. Amounts included in “Accumulated other comprehensive income (loss)” are reclassified into earnings commensurate with the recognition of the interest expense on the issued debt.

Contents

Fair Value Hedges – Periodically, we enter into interest rate swap contracts to convert a portion of our fixed rate debt to floating rate debt, with the objective of reducing overall borrowing costs. We account for these swaps as fair value hedges, since they hedge against the change in fair value of fixed rate debt resulting from fluctuations in interest rates. In the third quarter of 2004, we terminated all outstanding interest rate swap contracts and received $14.4 million for the fair value of the interest rate swap contracts. Amounts included in the cumulative fair value adjustment to long-term debt will be reclassified into earnings commensurate with the recognition of the related interest expense. At the end of the first quarter of 2005 and fiscal year end 2004, the cumulative fair value adjustments to long-term debt were $11.2 million and $12.0 million, respectively.

11.	Pension and Other Postretirement Benefit Plans

	First Quarter

	2005	2004

Service cost	$0.8	$0.8
Interest cost	2.4	2.3
Expected return on plan assets	(2.9)	(2.8)
Amortization of prior service cost	–	(0.2)
Amortization of net loss	0.6	0.5

Net periodic pension cost	$0.9	$0.6

We previously disclosed in our financial statements for fiscal year 2004 that we expected to contribute an amount similar to the contribution made to our plans in fiscal year 2004 to our pension plans in 2005. As of the end of the first quarter of 2005, we have contributed $2.0 million to the plans. We will continue to evaluate the plans’ funding requirements throughout the balance of fiscal year 2005 and will fund to levels deemed necessary for each plan.

12.	Stock Options and Awards

In February 2005, we granted 881,432 restricted shares at a weighted-average fair value (at the date of grant) of $22.52 to key members of management and members of our Board of Directors under our 2000 Stock Incentive Plan (the “Plan”). We recognized compensation expense of $2.7 million and $1.8 million in the first quarter of 2005 and 2004, respectively, related to grants made in 2005 and previous years. At the end of the first quarter 2005, there were 1,691,122 unvested restricted shares outstanding under the Plan.

13.	Supplemental Cash Flow Information

Net cash provided by operating activities reflected cash payments and receipts for interest and income taxes as follows (in millions):

	First Quarter

	2005	2004

Interest paid	$26.5	$21.3
Interest received	0.8	0.1
Income taxes (received) paid, inclusive of refunds received	(5.1)	12.2

14.	Environmental and Other Commitments and Contingencies

Current Operations.We maintain a program to facilitate compliance with federal, state and local laws and regulations relating to management of materials used in production and to the discharge or emission of wastes, and such other laws and regulations relating to the protection of the environment. The capital costs of such management and compliance, including the modification of existing plants and the installation of new manufacturing processes, are not material to our continuing operations.

We are defendants in lawsuits that arise in the ordinary course of business, none of which is expected to have a material adverse effect on our financial condition, although amounts recorded in any given period could be material to the result of operations or cash flows for that period.

Contents

Discontinued Operations–Remediation.Under the agreement pursuant to which we sold our subsidiaries Abex Corporation and Pneumo Abex Corporation (collectively, “Pneumo Abex”) in 1988 and a subsequent settlement agreement entered into in September 1991, we have assumed indemnification obligations for certain environmental liabilities of Pneumo Abex, after any insurance recoveries. Pneumo Abex has been and is subject to a number of environmental cleanup proceedings, including proceedings under the Comprehensive Environmental Response, Compensation and Liability Act regarding release or disposal of wastes at on-site and off-site locations. In some proceedings, federal, state and local government agencies are involved and other major corporations have been named as potentially responsible parties. Pneumo Abex also is subject to private claims and lawsuits for remediation of properties previously owned by Pneumo Abex and its subsidiaries.

There is an inherent uncertainty in assessing the total cost of investigating and remediating a given site. This is because of the evolving and varying nature of the remediation and allocation process. Any assessment of expenses is more speculative in the early stage of remediation and is dependent upon a number of variables beyond the control of any party. Furthermore, there are often timing considerations in that a portion of the expense incurred by Pneumo Abex, and any resulting obligation of ours to indemnify Pneumo Abex, may not occur for a number of years.

In the latter part of 2001, we investigated the use of insurance products to mitigate risks related to indemnification obligations under the 1988 agreement, as amended. The insurance carriers required that we employ an outside consultant to perform a comprehensive review of the facilities formerly operated or impacted by Pneumo Abex. Advances in retrospective risk evaluation and increased experience (and therefore available data) at our former facilities, made this comprehensive review possible. The consultant’s review was completed in the fourth quarter of 2001. It provided a contingent indemnification liability for all known sites operated or impacted by Pneumo Abex and resulted in the $111.0 million charge, or $71.2 million net of tax, recorded in the fourth quarter of 2001.

At the end of the first quarter of 2005, we had $102.4 million accrued to cover potential indemnification obligations, compared to $106.8 million recorded at the end of fiscal year 2004. Of the total amount accrued, $20.0 million was classified as a current liability at the end of the first quarter of 2005 and at the end of fiscal year 2004. The amounts exclude possible insurance recoveries and are determined on an undiscounted cash flow basis. The estimated indemnification liabilities include expenses for the investigation and remediation of identified sites, payments to third parties for claims and expenses (including product liability and toxic tort claims), administrative expenses, and the expenses of on-going evaluations and litigation. We expect a significant portion of the accrued liabilities will be disbursed during the next 10 years. All estimated costs for the sites discussed below are included in the $102.4 million accrued as of the end of the first quarter of 2005.

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

Discontinued Operations–Insurance. During the second quarter of 2002, as part of a comprehensive program concerning environmental liabilities related to the former Whitman Corporation subsidiaries, we purchased new insurance coverage related to the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries. In addition, a trust, which was established in 2000 with the proceeds from an insurance settlement (the “Trust”), purchased insurance coverage and funded coverage for remedial and other costs (“Finite Funding”) related to the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries. In conjunction with the purchase of the insurance policies, we recorded a charge to discontinued operations of $9.8 million, or $6.0 million after tax. This charge represented amounts expended by us as well as a reduction of funds in the Trust available to pay expenses related to sites for which we have indemnification obligations.

Contents

Essentially all of the assets of the Trust were expended by the Trust in connection with the purchase of the insurance coverage, the Finite Funding and related expenses. These actions have been taken to fund remediation and related costs associated with the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries and to protect against additional future costs in excess of our self-insured retention. The original amount of self-insured retention (the amount we must pay before the insurance carrier is obligated to begin payments) was $114.0 million of which $26.9 million has been eroded, leaving a remaining self-insured retention of $87.1 million at the end of the first quarter of 2005. The estimated range of aggregate exposure related only to the remediation costs of such environmental liabilities is approximately $45 million to $85 million. We had accrued $65.5 million at the end of the first quarter of 2005 for remediation costs, which is our best estimate of the contingent liabilities related to these environmental matters. The Finite Funding may be used to pay a portion of the $65.5 million and thus reduces our future cash obligations. The Finite Funding amounts recorded were $21.3 million and $21.9 million at the end of the first quarter of 2005 and the end of fiscal year 2004, respectively, and are recorded in “Other assets,” net of $1.5 million recorded in “Other current assets” in each respective period.

In addition, we had recorded other receivables of $12.3 million at the end of the first quarter of 2005 and at the end of fiscal year 2004 for future probable amounts to be received from insurance companies and other responsible parties. These amounts were recorded in “Other assets” in the Condensed Consolidated Balance Sheets as of the end of each respective period.

Discontinued Operations–Product Liability and Toxic Tort Claims.We also have certain indemnification obligations related to product liability and toxic tort claims that might emanate out of the 1988 agreement with Pneumo Abex. Other companies not owned by or associated with us also are responsible to Pneumo Abex for the financial burden of all asbestos product liability claims filed against Pneumo Abex after a certain date in 1998, except for certain claims indemnified by us. The sites and product liability and toxic tort claims included in the aggregate accrued liabilities we have recorded are described more fully in our Annual Report on Form 10-K for the fiscal year 2004. No significant changes in the status of those sites or claims occurred and we were not notified of any significant new sites or claims during the first quarter of 2005.

15.	Segment Reporting

We operate in three geographic areas – the U.S., Central Europe and the Caribbean. We operate in 19 states in the U.S., and, outside the U.S., we operate in Poland, Hungary, the Czech Republic, Republic of Slovakia, Puerto Rico, Jamaica, Barbados, the Bahamas and Trinidad and Tobago.

The following tables present net sales and operating income (loss) of our geographic segments for the first quarter of 2005 and 2004 (in millions):

	First Quarter

	Net Sales		Operating Income (Loss)

	2005	2004	2005	2004

U.S.	$712.0	$636.3	$67.1	$59.2
Central Europe	70.1	60.4	(10.3)	(7.1)
Caribbean	47.3	40.9	(1.7)	(2.0)

Total	$829.4	$737.6	$55.1	$50.1

Except for the impact of the acquisition of CIC, which is more fully described in Notes 7 and 8, there were no material changes in total assets by geographic segment since the end of fiscal year 2004.

16.	Related Party Transactions

We are a licensed producer and distributor of Pepsi carbonated and non-carbonated soft drinks and other non-alcoholic beverages in the U.S., Central Europe and the Caribbean. We operate under exclusive franchise agreements with soft drink concentrate producers, including “master” bottling and fountain syrup agreements with PepsiCo, Inc. (“PepsiCo”) for the manufacture, packaging, sale and distribution of PepsiCo branded products. The franchise agreements exist in perpetuity and contain operating and marketing commitments and conditions for termination. As of the end of the first quarter of 2005, PepsiCo beneficially owned 41.5 percent of PepsiAmericas’ common stock.

Contents

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

We have an existing arrangement with a subsidiary of Pohlad Companies related to the joint ownership of an aircraft. This transaction is not material to our Condensed Consolidated Financial Statements. Robert C. Pohlad, our Chairman and Chief Executive Officer, is the President and owner of approximately 33 percent of the capital stock of Pohlad Companies

See additional discussion of our related party transactions in our Annual Report on Form 10-K for the fiscal year 2004.

Contents

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

        The preparation of the Condensed Consolidated Financial Statements in conformity with United States generally accepted accounting principles requires management to use estimates. These estimates are made using management’s best judgment and the information available at the time these estimates are made, including the advice of outside experts. For a better understanding of our significant accounting policies used in preparation of the Condensed Consolidated Financial Statements, please refer to our Annual Report on Form 10-K for the fiscal year 2004. We focus your attention on the following critical accounting policies:

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

Environmental Liabilities. We continue to be subject to certain indemnification obligations under agreements related to previously sold subsidiaries, including potential environmental liabilities (see Note 14 to the Condensed Consolidated Financial Statements). We have recorded our best estimate of our probable liability under those indemnification obligations, with the assistance of outside consultants and other professionals. Such estimates and the recorded liabilities are subject to various factors, including possible insurance recoveries, the allocation of liabilities among other potentially responsible parties, the advancement of technology for means of remediation, possible changes in the scope of work at the contaminated sites, as well as possible changes in related laws, regulations, and agency requirements.

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

Contents

RESULTS OF OPERATIONS
2005 FIRST QUARTER COMPARED WITH 2004 FIRST QUARTER

        In the discussions of our results of operations below, the number of cases sold is referred to as volume. Constant territory refers to the results of operations excluding the acquisition of CIC and is used only in the discussion of volume. Net pricing is net sales divided by the number of cases and gallons sold for our core businesses, which include bottles and cans (including bottle and can volume from vending equipment sales) as well as food service. Changes in net pricing include the impact of sales price (or rate) changes, as well as the impact of brand, package and geographic mix. Net pricing and reported volume amounts exclude contract, commissary, private label, concentrate, and vending (other than bottles and cans) revenue and volume. Contract sales represent sales of manufactured product to other franchise bottlers and typically decline as excess manufacturing capacity is utilized. Cost of goods sold per unit is the cost of goods sold for our core business divided by the related number of cases and gallons sold.

        Our business is highly seasonal; accordingly, the operating results of any individual quarter may not be indicative of a full year’s operating results.

Volume

        Sales volume growth (declines) for the first quarter of 2005 and 2004 were as follows:

	2005		2004

U.S.	8.2%		2.3%
Central Europe	(8.2%	)	11.6%
Caribbean	12.5%		(4.3%	)

Worldwide	6.1%		3.1%

        First quarter 2005 worldwide volume increased 6.1 percent compared to the prior year first quarter. The growth in worldwide volume was attributed to volume growth in the U.S. and Caribbean of 8.2 percent and 12.5 percent, respectively. This volume growth was offset by a volume decline of 8.2 percent in Central Europe. We anticipate worldwide volume growth for the full year to be approximately nine to ten percent, which includes the incremental growth attributed to the CIC acquisition. On a constant territory basis, which excludes the impact of the CIC acquisition, we anticipate worldwide volume growth of approximately two to three percent in fiscal year 2005.

        The increase in U.S. volume of 8.2 percent in the first quarter of 2005 reflected the incremental volume generated by the CIC acquisition completed in January 2005. The addition of the CIC territories increased U.S. volumes by 7.2 percent. The remaining volume growth in the U.S. reflected contributions from non-carbonated beverages, which grew at a double-digit rate in the first quarter of 2005. This growth was driven by growth in Aquafina volume, which included the introduction of Aquafina Flavor Splash and Aquafina Sparkling in the first quarter of 2005. Aquafina volume growth was also driven by increased promotional efforts in our large format channel. Volume growth in the U.S. was also benefited by the early timing of the Easter holiday, which fell in the first quarter. In the previous year, volume associated with the Easter holiday was reflected in the second quarter results. The growth in non-carbonated beverages was partially offset by the decline in our carbonated soft drink portfolio. We experienced mid single-digit growth in our diet category, offset by volume declines in brand Pepsi, while Trademark Mountain Dew was flat. Our single-serve category grew at a single-digit rate in the first quarter of 2005. This growth was driven, in part, by the reformulation of Wild Cherry Pepsi, Cherry Vanilla Dr Pepper, and Pepsi One. We believe that product innovation, including the introduction of Pepsi Lime in the second quarter of 2005 and further expansion of the non-carbonated beverage category, will continue to contribute to volume growth for the balance of fiscal year 2005.

        Total volume in Central Europe decreased 8.2 percent in the first quarter of 2005. The decline is consistent with prior quarters as the markets in which we operate continue to adjust to the impact of the May 2004 accession into the European Union (“EU”). In addition, we are lapping the successful results of the first quarter of 2004 water promotion in our markets. We have experienced sequential improvement in our volume performance since the EU accession. We continue to operate in a very competitive pricing environment, and we have responded by introducing the Slice brand in Central Europe to compete with private label products. The decrease in volume was driven by double-digit declines in the water category, reflecting the previous year’s water promotion, offset by single-digit growth in carbonated soft drinks. We anticipate that the volume trend will improve during the balance of the year as we begin to lap soft results during the last three quarters of fiscal year 2004.

Contents

        Volumes in the Caribbean increased 12.5 percent in the first quarter of 2005 compared to the same period last year. Volume growth was driven by the incremental volume provided by the Bahamas due to the lapping of the consolidation of the Bahamas starting in March 2004 and strong volume growth in Puerto Rico and Jamaica. Volume growth was primarily driven by contributions from carbonated soft drinks with volume growth in single-serve and take-home can packaging. Mid single-digit growth in Trademark Pepsi, double-digit growth in Trademark Mountain Dew and double-digit growth in flavored carbonated soft drinks also drove the volume increase. Trademark Pepsi accounts for almost 60 percent of our business in the Caribbean, while the remainder of our business is mainly comprised of flavored carbonated soft drinks and Trademark Seven Up.

Net Sales

        Net sales and net pricing statistics for the first quarter of 2005 and 2004 were as follows (dollar amounts in millions):

Net Sales	2005	2004	Change

U.S.	$712.0	$636.3	11.9%
Central Europe	70.1	60.4	16.1%
Caribbean	47.3	40.9	15.6%

Worldwide	$829.4	$737.6	12.4%

Net Pricing Growth	2005	2004

U.S.	3.0%	5.0%
Central Europe	18.9%	4.8%
Caribbean	3.5%	6.9%

Worldwide	5.1%	4.6%

        Net sales increased $91.8 million, or 12.4 percent, to $829.4 million in the first quarter of 2005 compared to $737.6 million the first quarter of 2004. The increase was driven primarily by increased worldwide net pricing of 5.1 percent and volume growth in the U.S. and Caribbean, offset by volume declines in Central Europe. We anticipate that worldwide net pricing will grow three to four percent in fiscal year 2005 compared to fiscal year 2004.

        Net sales in the U.S. for the first quarter of 2005 increased $75.7 million, or 11.9 percent, to $712.0 million from $636.3 million in the prior year first quarter. The increase was primarily the result of the incremental net sales contributed by CIC, which represented more than half of the increase in net sales in the U.S. The remainder of the increase in net sales was primarily due to the 3.0 percent increase in net pricing along with a 1.0 percent increase in volume on a constant territory basis. The improvement in net pricing was driven by price increases of 2.6 percent and a package mix contribution of 0.4 percent. The increase in pricing reflected our initiative to grow the single-serve category. Also driving net sales during the first quarter of 2005 was the timing of the Easter holiday, which fell during the first quarter of 2005 versus falling in the second quarter of 2004. Additionally, successful promotional efforts early in the quarter associated with the Superbowl and continued innovation with the reformulation of Wild Cherry Pepsi, Cherry Vanilla Dr Pepper, Pepsi One, and the Aquafina product extension drove the net sales increase.

        Net sales in Central Europe for the first quarter of 2005 increased $9.7 million, or 16.1 percent, to $70.1 million from $60.4 million in the prior year first quarter. The increase was primarily due to the impact of foreign currency translation, which contributed $10.3 million to net sales. Net sales were also impacted by an increase in net pricing of 18.9 percent, partly offset by a volume decline of 8.2 percent. The increase in net pricing was partly due to the lapping of the first quarter of 2004 water promotion that drove significant volume growth. In addition, we increased our pricing in anticipation of raw material cost increases, primarily sugar costs, commensurate with the accession into the EU in May 2004.

        Net sales in the Caribbean increased 15.6 percent in the first quarter of 2005 to $47.3 million from $40.9 million in the prior year first quarter. The increase was a result of both volume growth of 12.5 percent and an increase in net pricing of 3.5 percent. The increase in net pricing was mainly due to an increase in pricing in the single-serve category and a favorable shift in mix to the non-carbonated beverage category. Approximately one-third of the increase in revenue was due to the acquisition of a majority interest in the Bahamas in March 2004, which resulted in the Bahamas being fully consolidated into our operating results beginning in March 2004.

Contents

Cost of Goods Sold Cost of goods sold for the first quarter of 2005 and 2004 was as follows (dollar amounts in millions):

	2005	2004	Change

U.S.	$398.8	$359.3	11.0%
Central Europe	44.9	34.4	30.5%
Caribbean	35.4	30.8	14.9%

Worldwide	$479.1	$424.5	12.9%

        Cost of goods sold increased $54.6 million, or 12.9 percent, to $479.1 million in the first quarter of 2005 from $424.5 million in the prior year first quarter. This increase was driven primarily by higher volume and higher costs for raw materials, including aluminum, resin and fuel worldwide and sugar in Central Europe. Cost of goods sold per unit increased 4.9 percent in the first quarter 2005 compared to the same period in 2004. Overall, we expect that cost of goods sold per unit will grow four to five percent during fiscal year 2005 as compared to the prior fiscal year.

        In the U.S., cost of goods sold increased $39.5 million, or 11.0 percent, to $398.8 million in the first quarter of 2005 from $359.3 million in the prior year first quarter. This increase was primarily driven by the incremental cost of goods sold contributed by CIC, increased volumes on a constant territory basis of 1.0 percent and a higher cost of goods sold per unit. Cost of goods sold per unit increased 1.8 percent in the U.S., primarily driven by price increases in aluminum, resin and fuel.

        In Central Europe, cost of goods sold increased $10.5 million, or 30.5 percent, to $44.9 million in the first quarter of 2005, compared to $34.4 million in the prior year first quarter. Cost of goods sold increased mainly due to increased sugar and resin prices and the unfavorable impact of foreign currency translation of $3.8 million, offset partially by a volume decline of 8.2 percent.

        In the Caribbean, cost of goods sold increased $4.6 million, or 14.9 percent, to $35.4 million in the first quarter of 2005, compared to $30.8 million in the first quarter of 2004. The increase was mainly driven by volume growth of 12.5 percent and a modest increase in cost of goods sold per unit. The cost of goods sold per unit increased due to increases in the prices for aluminum, resin, fuel, and utilities.

Selling, Delivery and Administrative Expenses

        Selling, delivery and administrative expenses for the first quarter of 2005 and 2004 were as follows (dollar amounts in millions):

	2005	2004	Change

U.S.	$246.1	$217.8	13.0%
Central Europe	33.0	32.9	0.3%
Caribbean	13.6	12.1	12.4%

Worldwide	$292.7	$262.8	11.4%

        In the first quarter of 2005, selling, delivery and administrative (“SD&A”) expenses increased $29.9 million, or 11.4 percent, to $292.7 million from $262.8 million in the comparable period of the previous year. As a percentage of net sales, SD&A expenses decreased to 35.3 percent in the first quarter of 2005, compared to 35.6 percent in the prior year first quarter. The decline in SD&A expenses as a percentage of net sales was primarily attributed to lower operating costs achieved in Central Europe associated with cost reduction programs implemented during fiscal year 2004 and the first quarter of 2005. We expect increases of eleven to twelve percent in SD&A expenses for fiscal year 2005 compared to fiscal year 2004. The CIC acquisition is expected to contribute approximately seven percent of the increase.

        In the U.S., SD&A expenses increased $28.3 million, or 13.0 percent, to $246.1 million in the first quarter of 2005, compared to $217.8 million in the prior year first quarter. The increase in SD&A expenses in the first quarter of 2005 was due, in part, to the impact of the CIC acquisition, which represented approximately 60 percent of the increase. The remainder of the increase was due to increases in insurance, employee benefits and fuel costs. SD&A expenses as a percentage of net sales increased to 34.6 percent compared to 34.2 percent in the prior year first quarter, reflecting these increased costs.

Contents

        In Central Europe, SD&A expenses increased $0.1 million, or 0.3 percent, to $33.0 million in the first quarter of 2005 from $32.9 million in the prior year first quarter. The increase in SD&A expenses was driven by unfavorable foreign currency translation, which contributed $3.7 million, offset by the decrease in operating costs associated with our cost reduction programs implemented in fiscal year 2004 and the first quarter of 2005.

        In the Caribbean, SD&A expenses increased $1.5 million, or 12.4 percent, to $13.6 million in the first quarter of 2005 from $12.1 million in the prior year first quarter due mainly to higher volumes and the impact of acquiring a majority interest in the Bahamas and fully consolidating their results beginning in March 2004. During the first quarter of 2005, we also renegotiated our collective bargaining agreement in Puerto Rico, which will be in effect until 2009.

Special Charges

        In the first quarter of 2005, we recorded special charges of $2.5 million ($1.6 million after tax) in Central Europe primarily for a reduction in workforce and the consolidation of certain production facilities as we continue to rationalize our cost structure. These special charges were primarily for severance costs and related benefits and asset write-downs. We anticipate that the programs that gave rise to these charges and charges incurred in the fourth quarter of 2004 will result in annual savings in Central Europe in the range of $3.5 million to $4.0 million once the programs are completed. Special charges of $0.2 million ($0.1 million after tax) were recorded in the first quarter of 2004 in Central Europe primarily for severance costs and other related benefits.

Operating Income (Loss)

        Operating income (loss) for the first quarter of 2005 and 2004 was as follows (dollar amounts in millions):

	2005	2004	Change

U.S.	$67.1	$59.2	13.3%
Central Europe	(10.3)	(7.1)	( 45.1%	)
Caribbean	(1.7)	(2.0)	15.0%

Worldwide	$55.1	$50.1	10.0%

        Operating income increased $5.0 million, or 10.0 percent, to $55.1 million in the first quarter of 2005, compared to $50.1 million in the prior year first quarter, driven by a $7.9 million increase in operating income in the U.S., offset in part by the increase of operating losses in Central Europe of $3.2 million. The increase in operating income in the U.S. benefited from the operating income contributed by the CIC acquisition, which accounted for approximately 60 percent of the operating income increase in the U.S. The remaining increase in operating income in the U.S. was attributed to increased volume, up 1.0 percent on a constant territory basis, and improved pricing, up 3.0 percent. Operating income, including the contribution provided by CIC, is expected to increase eleven to thirteen percent for fiscal year 2005.

        Operating losses in Central Europe increased $3.2 million to $10.3 million in the first quarter of 2005, compared to an operating loss of $7.1 million in the prior year first quarter, due primarily to the special charges of $2.5 million recorded in the first quarter of 2005. The remaining decline was due to the decline in volume and higher raw material costs. The impact of foreign currency translation benefited operating results in Central Europe by approximately $2.8 million.

        The operating performance in the Caribbean improved, as operating losses in the Caribbean of $1.7 million in the first quarter of 2005 were $0.3 million lower than the operating losses of $2.0 million in the prior year. Volume growth and increases in net pricing contributed to this improvement.

Interest and Other Expenses

        Net interest expense increased $3.2 million in the first quarter of 2005 to $19.1 million, compared to $15.9 million in the first quarter of 2004, due primarily to the issuance of $300 million of fixed-rate debt in January 2005 to fund the acquisition of CIC and higher average balances on our variable-rate debt. We anticipate total interest expense for fiscal year 2005 will be approximately $85 million.

Contents

        We recorded other expense, net, of $2.7 million in the first quarter of 2005 compared to other expense, net, of $1.4 million reported in the first quarter of 2004. The increase in other expense, net, was due primarily to foreign currency transaction losses of $1.3 million in the current quarter compared to foreign currency transaction gains of $0.4 million in the previous year’s first quarter.

Income Taxes

        The effective income tax rate, which is income tax expense expressed as a percentage of income before income taxes, was 37.7 percent for the first quarter of 2005, compared to 37.5 percent in the first quarter of 2004. The effective income tax rate changed primarily due to the impact of a higher effective state income tax rate in the current year.

Net Income

        Net income increased $0.3 million to $20.8 million in the first quarter of 2005, compared to $20.5 million in the first quarter of 2004. The discussion of our operating results, included above, explains the increase in net income.

LIQUIDITY AND CAPITAL RESOURCES

        Operating Activities. Net cash provided by operating activities decreased by $2.5 million to $34.8 million in the first quarter of 2005, compared to $37.3 million in the first quarter of 2004. This decrease can mainly be attributed to a reduction in accounts receivable sold under our accounts receivable securitization program of $14.0 million compared to a benefit from the securitization program in the previous year’s first quarter of $25.0 million. In addition, the decline was caused by a lower benefit from changes in primary working capital due to increases in accounts receivable and inventory, reflecting the timing of the Easter holiday. These decreases were offset by a greater benefit provided by other assets and liabilities, which included the receipt of a federal tax refund of approximately $13.3 million in the first quarter of 2005. Primary working capital is comprised of inventory, accounts payable and accounts receivable, excluding securitized receivables. The changes in primary working capital are expected to reverse in the second quarter of 2005 and benefit our cash flow from operating activities.

        Investing Activities. Investing activities in the first quarter of 2005 included capital investments of $25.3 million, compared to $19.8 million in the first quarter of 2004. The increase in capital expenditures was in line with our expectations, as we anticipate our capital spending to return to normalized levels in the range of $160 million to $170 million in fiscal year 2005, compared to capital investments of $121.8 million for fiscal year 2004.

        In January 2005, we completed the acquisition of CIC. We agreed to acquire the capital stock of CIC for a purchase price of $339.3 million plus $13.1 million related to an adjustment for working capital and $0.5 million for acquisition-related costs. At the date of closing, $8.4 million of the working capital adjustment was paid to seller and $4.7 million is included in “Other current liabilities” on the Condensed Consolidated Balance Sheet at the end of the first quarter of 2005. We expect to pay the remaining working capital adjustment in the second quarter of 2005. We also acquired the capital stock of FM Vending for $2.2 million, net of cash acquired.

        Financing Activities. Our total debt increased $404.2 million to $1,552.8 million at the end of the first quarter of 2005, from $1,148.6 million at the end of fiscal year 2004. In the first quarter of 2005, we issued $300 million of notes due January 2015 with a coupon rate of 4.875 percent. Net proceeds from the transaction were $297.0 million, which reflected the reduction for discount and issuance costs. The proceeds from this issuance and borrowings from our commercial paper program funded the acquisition of CIC.

        We have a revolving credit facility under which we can borrow up to an aggregate of $500 million. This credit facility serves as a back up for our commercial paper program, and it is required by our credit rating agencies. Accordingly, we have a total of $500 million available under the commercial paper program and revolving credit facility combined. We had $162.0 million of commercial paper borrowings at the end of the first quarter of 2005, compared to $59.5 million at the end of fiscal year 2004. The increase in commercial paper borrowings was partly due to the funding of the CIC acquisition.

        During the first quarter of 2005, we repurchased 2.7 million shares of our common stock. In the same period in the prior year, we did not repurchase any shares of our common stock. The issuance of common stock, including treasury shares, for the exercise of stock options resulted in cash inflows of $22.5 million in the first quarter of 2005, compared to $43.9 million in the first quarter of 2004.

Contents

        On February 24, 2005, we announced that our Board of Directors declared a quarterly dividend of $0.085 per share on PepsiAmericas common stock for the first quarter of 2005. The dividend was payable April 1, 2005 to shareholders of record on March 15, 2005. We paid cash dividends of $11.7 million in the first quarter 2005 based on this quarterly cash dividend rate. In the first quarter of 2004, we paid cash dividends of $11.0 million based on a dividend rate of $0.075 per share.

        See the Annual Report on Form 10-K for fiscal year 2004 for a summary of our contractual obligations as of the end of fiscal year 2004. There were no significant changes to such contractual obligations in the first quarter of 2005 except as discussed in Note 9 to the Condensed Consolidated Financial Statements. We believe that our operating cash flows are sufficient to fund our existing operations for the foreseeable future. In addition, we believe that with our operating cash flows, available lines of credit, and the potential for additional debt and equity offerings, we will have sufficient resources to fund our future growth and expansion opportunities. There are a number of options available to us and we continue to examine the optimal uses of our cash, including repurchasing our stock, reinvesting in our business or acquisitions with an appropriate economic return. Our primary focus is to continue to increase shareholder value through improving our adjusted return on invested capital.

        Discontinued operations. We continue to be subject to certain indemnification obligations, net of insurance, under agreements related to previously sold subsidiaries, including indemnification expenses for potential environmental and tort liabilities of these former subsidiaries. There is significant uncertainty in assessing our potential expenses for complying with our indemnification obligations, as the determination of such amounts is subject to various factors, including possible insurance recoveries and the allocation of liabilities among other potentially responsible and financially viable parties. Accordingly, the ultimate settlement and timing of cash requirements related to such indemnification obligations may vary significantly from the estimates included in our financial statements. At the end of the first quarter of 2005, we had recorded $102.4 million in liabilities for future remediation and other related costs arising out of our indemnification obligations. This amount excludes possible insurance recoveries and is determined on an undiscounted cash flow basis. In addition, we have funded coverage pursuant to an insurance policy purchased in fiscal year 2002 (see Note 14 to the Condensed Consolidated Financial Statements), which reduces the cash required to be paid by us for certain environmental sites pursuant to our indemnification obligations. The Finite Funding amount recorded was $21.3 million at the end of the first quarter of 2005, of which $1.5 million is expected to be recovered in 2005 based on our expenditures, and thus, is included as a current asset.

        During the first quarters of 2005 and 2004, we paid approximately $2.4 million and $0.8 million, respectively, related to such indemnification obligations, net of insurance settlements of $0.6 million and $3.1 million, respectively, as well as the benefit of taxes. We expect to spend approximately $15 million to $25 million in fiscal year 2005 for remediation and other related costs, excluding possible insurance recoveries and the benefit of income taxes (see Note 14 to the Condensed Consolidated Financial Statements for further discussion of discontinued operations and related environmental liabilities).

Contents

RELATED PARTY TRANSACTIONS

        We are a licensed producer and distributor of Pepsi carbonated and non-carbonated soft drinks and other non-alcoholic beverages in the U.S., Central Europe and the Caribbean. We operate under exclusive franchise agreements with soft drink concentrate producers, including “master” bottling and fountain syrup agreements with PepsiCo, Inc. for the manufacture, packaging, sale and distribution of PepsiCo branded products. The franchise agreements exist in perpetuity and contain operating and marketing commitments and conditions for termination. As of the end of the first quarter of 2005, PepsiCo beneficially owned 41.5 of PepsiAmericas’ common stock.

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

        See additional discussion of our related party transactions in our Annual Report on Form 10-K for the fiscal year 2004.

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

Contents

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

        We are subject to various market risks, including risks from changes in commodity prices, interest rates and currency exchange rates, which are addressed below. In addition, please see Note 10 to the Condensed Consolidated Financial Statements.

Commodity Prices

        The risk from commodity price changes relates to our ability to recover higher product costs through price increases to customers, which may be limited due to the competitive pricing environment that exists in the soft drink business. We use derivative financial instruments to hedge price fluctuations for a portion of anticipated purchases of certain commodities used in our operations, including aluminum, natural gas, and diesel fuel. Because of the high correlation between such commodity prices and our cost of these products, we consider these hedges to be highly effective. As of the end of the first quarter of 2005, we have hedged a portion of our anticipated aluminum can and natural gas purchases through November 2005, and we have hedged a portion of our anticipated diesel fuel purchases through December 2005.

Interest Rates

        In the first quarter of 2005, the risk from changes in interest rates was not material to our operations because a significant portion of our debt issues represented fixed rate obligations. Our floating rate exposure relates to changes in the six-month London Interbank Offered Rank (“LIBOR”) rate and the overnight Federal Funds rate. Assuming consistent levels of floating rate debt with those held at the end of the first quarter of 2005, a 50 basis-point (0.5 percent) change in each of these rates would not have had a significant impact on our first quarter of 2005 interest expense. We had cash equivalents throughout the first quarter of 2005, principally invested in money market funds, which were most closely tied to overnight Federal Funds rates. Assuming a 50 basis-point change in the rate of interest associated with our cash equivalents at the end of the first quarter of 2005, interest income for the first quarter of 2005 would not have changed by a significant amount.

Currency Exchange Rates

        Because we operate in non-U.S. franchise territories, we are subject to risk resulting from changes in currency exchange rates. Currency exchange rates are influenced by a variety of economic factors including local inflation, growth, interest rates and governmental actions, as well as other factors. We currently do not hedge the translation risks of investments in our non-U.S. operations. Any positive cash flows generated have been reinvested in the operations, excluding repayments of intercompany loans from the manufacturing operations in Poland.

        Based on net sales, non-U.S. operations represented approximately 14 percent of our total operations in the first quarter of 2005. Changes in currency exchange rates impact the translation of the non-U.S. operations’ results from their local currencies into U.S. dollars. If the currency exchange rates had changed by ten percent in the first quarter of 2005, we estimate the impact on reported operating income for those periods would not have been significant. Our estimate reflects the fact that a portion of the non-U.S. operations costs are denominated in U.S. dollars, including concentrate purchases. This estimate does not take into account the possibility that rates can move in opposite directions and that gains in one category may or may not be offset by losses from another category.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

        We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed in our periodic SEC filings, is accumulated and timely communicated to management. At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management team, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, at the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Contents

Internal Control over Financial Reporting

        During the first quarter of 2005, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In making our assessment of changes in internal control over financial reporting as of April 2, 2005, management has excluded Central Investment Corporation (“CIC”) because the capital stock of such company was acquired in a purchase business combination during the quarter ended April 2, 2005. As of the purchase date of January 10, 2005, we wholly own CIC. CIC’s total net sales and assets represented approximately 5.4% and 9.8% of our consolidated total net sales and assets, respectively, as reflected in our condensed consolidated financial statements as of and for the period ended April 2, 2005.

Contents

PART II-OTHER INFORMATION

Item 1.     Legal Proceedings

        No new legal proceedings and no material changes to previously reported legal proceedings to be reported for the first quarter of 2005.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

         (c).    Our share repurchase program activity for each of the three months and the quarter ended April 2, 2005 was as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Share Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)

January 2, - January 29, 2005	–	$–	13,746,501	6,253,499
January 30 - February 26, 2005	890,000	22.79	14,636,501	5,363,499
February 27 - April 2, 2005	1,820,000	22.59	16,456,501	3,543,499

For the Quarter Ended April 2, 2005	2,710,000	$22.66

(1)	Represents shares purchased in open-market transactions pursuant to our publicly announced repurchase program.

(2)	Includes commissions of $0.02 per share.

(3)	On December 19, 2002, we announced that our Board of Directors authorized the repurchase of 20 million shares under a previously authorized repurchase program. This repurchase authorization does not have a scheduled expiration date.

Item 6. Exhibits

See "Exhibit Index."

Contents

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEPSIAMERICAS, INC.

Dated:	May 9, 2005	By:	/s/ ALEXANDER H. WARE

Alexander H. Ware
Executive Vice President and Chief Financial Officer
(As Chief Accounting Officer and Duly
Authorized Officer of PepsiAmericas, Inc.)

Contents

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Underwriting Agreement by and among PepsiAmericas, Inc., Banc of America Securities LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Wachovia Capital Markets, LLC, BNP Paribas Securities Corp., Wells Fargo Securities, LLC and Loop Capital Markets, LLC, dated January 5, 2005 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed January 11, 2005).
10.2	Terms Agreement by and among PepsiAmericas, Inc., Banc of America Securities LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Wachovia Capital Markets, LLC, BNP Paribas Securities Corp., Wells Fargo Securities, LLC and Loop Capital Markets, LLC, dated January 5, 2005 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed January 11, 2005).
10.3	Separation Agreement and Release by and between PepsiAmericas, Inc. and James W. Nolan dated February 18, 2005 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed February 25, 2005).
10.4	Amendment No. 3 to the Company's 2000 Stock Incentive Plan (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed February 25, 2005).
10.5	Form of Restricted Stock Award under the Company's 2000 Stock Incentive Plan (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed February 25, 2005).
10.6	Form of Restricted Stock Unit Award under the Company's 2000 Stock Incentive Plan (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed February 25, 2005).
10.7	Form of Nonqualified Stock Option under the Company's 2000 Stock Incentive Plan (incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-36994) filed May 12, 2000).
10.8	Form of Incentive Stock Option under the Company's 1999 Stock Option Plan (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed February 25, 2005).
10.9	Form of Restricted Stock Award under the Company's Revised Stock Incentive Plan (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed February 25, 2005).
10.10	Form of Nonqualified Stock Option under the Company's Revised Stock Incentive Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-15019) filed August 17, 1999).
10.11	Form of Stock Option Agreement under the Pepsi-Cola Puerto Rico Bottling Company Non-Qualified Stock Option Plan (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed February 25, 2005).
10.12	Form of Stock Option Agreement under the Pepsi-Cola Puerto Rico Bottling Company Qualified Stock Option Plan (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed February 25, 2005).
10.13	Form of Nonqualified Stock Option under the Company's 1982 Stock Option, Restricted Stock Award and Performance Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-15019) filed August 17, 1999).
10.14	Form of Incentive Stock Option under the Company's 1982 Stock Option, Restricted Stock Award and Performance Award Plan (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed February 25, 2005).
10.15	Form of Agreement for Separation and Waiver (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed March 3, 2005).
10.16	Rule 10b5-1 Trading Plan between Kenneth E. Keiser and Fidelity Brokerage Services LLC, acknowledged by PepsiAmericas, Inc. dated February 28, 2005 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed March 3, 2005).
10.17	Rule 10b5-1 Trading Plan between PepsiAmericas, Inc. and J.P. Morgan Securities, Inc., dated March 4, 2005 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed March 4, 2005).
31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

