Form 10-Q
period 2005-07-02
PEPSIAMERICAS INC/IL/
filed 2005-08-08
CIK 1084230

 Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

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

As of July 29, 2005 the Registrant had 136,328,052 outstanding shares of common stock, par value $0.01 per share, the Registrant's only class of common stock.

Contents

PEPSIAMERICAS, INC. FORM 10-Q SECOND QUARTER 2005

Contents

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

PEPSIAMERICAS, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited and in millions, except per share data)

	Second Quarter		First Half
	2005	2004	2005	2004
Net sales	$1,019.4	$909.7	$1,848.8	$1,647.3
Cost of goods sold	588.6	518.6	1,067.7	943.1

Gross profit	430.8	391.1	781.1	704.2
Selling, delivery and administrative expenses	304.2	278.5	596.9	541.3
Fructose settlement	(13.3)	–	(13.3)	–
Special charges, net	–	1.6	2.5	1.8

Operating income	139.9	111.0	195.0	161.1
Interest expense, net	(26.1)	(16.2)	(45.2)	(32.1)
Other income (expense), net	1.3	3.8	(1.4)	2.4

Income before income taxes	115.1	98.6	148.4	131.4
Income taxes	42.5	36.9	55.0	49.2

Net income	$72.6	$61.7	$93.4	$82.2

Weighted average common shares:
Basic	135.7	139.1	136.4	141.4
Incremental effect of stock options and awards	2.5	3.3	2.4	3.2

Diluted	138.2	142.4	138.8	144.6

Net income per share:
Basic	$0.54	$0.44	$0.68	$0.58
Diluted	0.53	0.43	0.67	0.57

Cash dividends per share	$0.085	$0.075	$0.17	$0.15

See accompanying notes to condensed consolidated financial statements.

Contents

PEPSIAMERICAS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited and in millions, except per share data)

	End of Second Quarter 2005	End of Fiscal Year 2004
ASSETS:
Current assets:
Cash and equivalents	$108.8	$74.9
Receivables, net	276.3	190.5
Inventories	205.7	177.8
Other current assets	88.7	86.3

Total current assets	679.5	529.5
Property (at cost)	2,267.2	2,225.5
Accumulated depreciation	(1,174.3)	(1,125.5)

Net property	1,092.9	1,100.0
Goodwill and intangible assets, net	2,113.8	1,769.4
Other assets	123.3	130.9

Total assets	$4,009.5	$3,529.8

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Short-term debt, including current maturities of long-term debt	$294.6	$142.0
Payables	276.0	181.8
Other current liabilities	204.5	197.3

Total current liabilities	775.1	521.1
Long-term debt	1,283.0	1,006.6
Deferred income taxes	140.5	149.6
Other liabilities	226.8	229.3

Total liabilities	2,425.4	1,906.6

Shareholders' equity:
Preferred stock ($0.01 par value, 12.5 million shares authorized; no shares issued)	–	–
Common stock ($0.01 par value, 350 million shares authorized; 167.6 million shares
issued - 2005 and 2004)	1,542.6	1,535.3
Retained income	649.6	579.6
Unearned stock-based compensation	(22.1)	(8.7)
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	11.9	35.8
Net unrealized investment and hedging gains	3.0	14.0
Minimum pension liability	(33.8)	(33.8)

Accumulated other comprehensive income (loss)	(18.9)	16.0
Treasury stock, at cost (30.9 million shares - 2005 and 29.0 million shares - 2004)	(567.1)	(499.0)

Total shareholders' equity	1,584.1	1,623.2

Total liabilities and shareholders' equity	$4,009.5	$3,529.8

See accompanying notes to condensed consolidated financial statements.

Contents

PEPSIAMERICAS, INC CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in millions)

	First Half
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$93.4	$82.2
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	94.0	89.5
Deferred income taxes	(15.6)	8.7
Special charges, net	2.5	1.8
Cash outlays related to special charges	(1.0)	(1.7)
Gain on sale of investment	–	(5.2)
Other	8.2	6.0
Changes in assets and liabilities, exclusive of acquisitions:
Increase in securitized receivables	–	100.0
Increase in remaining receivables	(64.4)	(53.2)
Increase in inventories	(17.4)	(22.1)
Increase in payables	45.0	13.8
Increase in income taxes payable	43.3	19.9
Net change in other assets and liabilities	–	(17.9)

Net cash provided by operating activities of continuing operations	188.0	221.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(64.2)	(51.3)
Acquisitions, net of cash acquired	(354.6)	(20.9)
Proceeds from sales of property	2.5	1.4
Purchase of equity investment	(51.0)	–
Proceeds from sale of investment	–	5.2

Net cash used in investing activities	(467.3)	(65.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings of short-term debt	79.7	169.1
Proceeds from issuance of long-term debt	793.1	–
Repayment of long-term debt	(451.4)	(150.9)
Treasury stock purchases	(127.8)	(200.6)
Issuance of common stock	45.7	56.1
Cash dividends	(23.4)	(21.2)

Net cash provided by (used in) financing activities	315.9	(147.5)

Net cash used in discontinued operations	(4.2)	(3.6)
Effects of exchange rate changes on cash and equivalents	1.5	0.5

Change in cash and equivalents	33.9	5.6
Cash and equivalents at beginning of year	74.9	69.0

Cash and equivalents at end of second quarter	$108.8	$74.6

See accompanying notes to condensed consolidated financial statements.

Contents

PEPSIAMERICAS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Significant Accounting Policies

Quarterly reporting — The Condensed Consolidated Financial Statements included herein have been prepared by PepsiAmericas, Inc. (referred to herein as “PepsiAmericas,” “we,” “our” or “us”) without audit. Certain information and disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that the disclosures made are adequate to provide for fair presentation. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year 2004. In the opinion of management, the information furnished herein reflects all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of results for the interim periods presented.

Our fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31st. Our 2004 fiscal year contained 52 weeks and ended January 1, 2005. Our second quarter and first half of 2005 and 2004 were based on the thirteen and twenty-six weeks ended July 2, 2005 and July 3, 2004, respectively. Our business is highly seasonal; accordingly, the operating results of any individual quarter may not be indicative of a full year’s operating results.

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

Options to purchase the following shares were not included in the computation of diluted net income per share because the exercise price was greater than the average market price of the common shares during the related period:

	Second Quarter		First Half

	2005	2004	2005	2004

Shares under options outstanding	471,410	2,494,356	471,410	2,527,356
Weighted-average exercise price per share	$24.79	$23.03	$24.79	$23.00

Reclassifications — Certain amounts in the prior period Condensed Consolidated Financial Statements have been reclassified to conform to the current year presentation.

Stock-based compensation – We use the intrinsic value method of accounting for our stock-based compensation under Accounting Principles Board ("APB") Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock-based employee compensation cost for options is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense for restricted stock awards is reflected in net income, and this expense is recognized ratably over the awards’ vesting periods. The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

Contents

The table (in millions, except per share data) is presented pursuant to amended disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”

	Second Quarter		First Half

	2005	2004	2005	2004

Net income, as reported	$72.6	$61.7	$93.4	$82.2
Add: Total stock-based compensation expense included in net income as reported, net of tax	1.6	1.3	3.3	2.4
Deduct: Total stock-based compensation expense determined under fair value based method for all options and restricted stock awards, net of tax	(2.1)	(2.2)	(4.6)	(4.2)

Pro forma net income	$72.1	$60.8	$92.1	$80.4

Net income per share:
Basic: As reported	$0.54	$0.44	$0.68	$0.58

Pro forma	$0.53	$0.44	$0.67	$0.57

Diluted: As reported	$0.53	$0.43	$0.67	$0.57

Pro forma	$0.52	$0.43	$0.66	$0.56

The Black-Scholes model and the assumptions presented in the following table were used to estimate the fair values of the options. We did not grant any options during the second quarter of 2004. The weighted-average estimated fair value, at the dates of grant, of option grants in the first half of 2004 was $4.66. Only restricted shares were issued under the 2000 Stock Incentive Plan in the first half of 2005, and no options were granted in the first half of 2005. The above pro forma compensation costs measured for options and restricted stock awards are recognized ratably over the vesting period, which is typically three years.

2004
Risk-free interest rate	3.1%
Expected dividend yield	1.6%
Expected volatility	27.0%
Estimated lives of options (in years)	5.0

Recently issued accounting pronouncements – In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting for Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and is effective for accounting changes and error corrections made after December 31, 2005. Early adoption is also permitted. SFAS No. 154 requires that voluntary changes in accounting principles be applied retrospectively to all periods presented so that those financial statements contain a consistent application of the accounting principle. APB Opinion No. 20 previously required that most voluntary changes in accounting principles be reflected in the financial statements by showing the cumulative effect of the change for all periods prior to the change. The guidance in APB Opinion No. 20 regarding the correction of an error in previously issued financial statements and a change in accounting estimates was carried forward in SFAS No. 154.

In December 2004, the FASB issued a revised SFAS No. 123, “Share-Based Payment.” Among its provisions, SFAS No. 123R will require us to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize the cost over the requisite service period. As issued, SFAS No. 123R would have become effective for us beginning in the third quarter of 2005. However, on April 14, 2005, the Securities and Exchange Commission adopted a rule that deferred the effective date to fiscal years beginning after June 15, 2005, which will make SFAS No. 123R effective for us beginning in fiscal year 2006. As described above, we currently use the intrinsic value method to account for stock-based employee compensation. As a result, the adoption of SFAS No. 123R is expected to reduce our net income in interim and annual periods after adoption. We believe the best indication of the approximate impact on net income of adopting the provisions of this revised Statement may be determined by reviewing the table above under the heading “Stock-based compensation,” which shows that net income would have decreased by $0.5 million and $0.9 million for the second quarters of 2005 and 2004, respectively, and $0.01 per diluted share for the second quarter of 2005 with no impact on diluted earnings per share for the second quarter of 2004. For the first half of 2005 and 2004, net income would have decreased by $1.3 million and $1.8 million, respectively, and $0.01 per diluted share for each respective period. Also, upon adoption, we will be allowed to restate prior interim periods or prior years in accordance with a prescribed modified retrospective method. The modified retrospective treatment is not required and we have not yet determined whether we will restate prior periods. In addition, we have not determined the valuation method we will use to value options.

Contents

2.	Fructose Settlement

In the second quarter of 2005, we recorded a gain of $13.3 million before taxes related to initial distributions from the settlement of a class action lawsuit (In re: High Fructose Corn Syrup Antitrust Litigation, MDL, No. 1087, Master File No. 95-1447, in the United States District Court for the Central District of Illinois, Peoria Division). The settlement of alleged price fixing related to high fructose corn syrup purchased from July 1, 1991 through June 30, 1995. Subsequent to the end of the second quarter of 2005 we finalized an agreement with PepsiCo to receive a portion of any settlement amounts related to the Heartland territories purchased from PepsiCo in 1999. We expect to receive additional distributions in the second half of 2005, which are estimated to be approximately $3 million before taxes. This gain is recorded in our U.S. geographic segment.

3.	Special Charges

In the first half of 2005, we recorded special charges of $2.5 million ($1.6 million after tax) in Central Europe, primarily for the realignment of our Central European headquarters and the consolidation of certain production facilities as we continue to rationalize our cost structure. These special charges were primarily for severance costs and related benefits and asset write-downs.

We recorded special charges of $1.6 million ($1.0 million after tax) in the second quarter of 2004 and $1.8 million ($1.1 million after tax) in the first half of 2004 in Central Europe. The special charges recorded in the first half of 2004 included $1.2 million of severance costs and related benefits associated with a reduction in the workforce in Central Europe as we continued to rationalize the cost structure. In addition, we recorded special charges of $0.6 million in Hungary related to the continued modification of our distribution strategy to increase utilization of third party distributors in more remote areas. These special charges in Hungary were primarily for severance costs and related benefits.

The following table summarizes activity associated with the special charges (in millions):

	2005 Charge	2004 Charge	2002 Charge	Total

Accrued liabilities as of fiscal year end 2004 (employee-related, lease cancellation and other costs)	$–	$0.1	$0.1	$0.2
Central Europe special charges	2.5	–	–	2.5
Expenditures for employee-related and other costs	(1.0)	–	–	(1.0)
Asset write-downs	(1.1)	–	–	(1.1)

Accrued liabilities at the end of the second quarter of 2005	$0.4	$0.1	$0.1	$0.6

All of the special charges we recorded during 2003 were utilized by the end of fiscal year 2003 and thus are not reflected in the table above. The total accrued liabilities remaining as of the end of the second quarter of 2005 are comprised of deferred severance payments and certain employee benefits and other costs. We expect to pay a significant portion of the special charge liability of $0.6 million using cash from operations during the next twelve months; accordingly, such amounts are classified as “Other current liabilities” in the Condensed Consolidated Balance Sheet.

Contents

4.	Interest Expense, Net

Interest expense, net, is comprised of the following (in millions):

	Second Quarter		First Half
	2005	2004	2005	2004
Interest expense	$(28.0)	$(16.2)	$(47.6)	$(32.2)
Interest income	1.9	–	2.4	0.1

Interest expense, net	$(26.1)	$(16.2)	$(45.2)	$(32.1)

In the second quarter of 2005, interest expense included $5.6 million ($3.5 million after tax) related to the loss on the early extinguishment of debt. See Note 10 for further discussion.

In the second quarter of 2005, interest income included $1.5 million ($0.9 million after tax) related to interest income associated with the real estate tax appeals refund on a previously sold parcel of land in downtown Chicago.

5.	Income Taxes

For the first half of 2005, our effective income tax rate was 37.1 percent. Our effective tax rate decreased in 2005 due primarily to a $0.9 million benefit from a state income tax law change in Ohio in the second quarter of 2005. This represents a decrease from the previous year, as the effective income tax rate in the first half of 2004 was 37.5 percent.

6.	Comprehensive Income

Our comprehensive income was as follows (in millions):

	Second Quarter		First Half

	2005	2004	2005	2004

Net income	$72.6	$61.7	$93.4	$82.2
Minimum pension liability adjustment	–	–	–	(2.2)
Foreign currency translation adjustment	(13.9)	4.0	(23.9)	(2.1)
Net unrealized investment and hedging gains (losses)	(3.5)	(1.4)	(11.0)	8.4

Comprehensive income	$55.2	$64.3	$58.5	$86.3

Net unrealized investment and hedging gains (losses) are presented net of tax benefits of $2.1 million and $6.6 million in the second quarter and first half of 2005, respectively, and net of tax benefit of $0.8 million and net of tax expense of $5.0 million in the second quarter and first half of 2004, respectively. The minimum pension liability adjustment is shown net of an income tax benefit of $1.3 million in the first half of 2004.

7.	Inventory

As of the end of the second quarter of 2005, our inventory was comprised of approximately 47 percent raw materials and supplies and 53 percent finished goods. This mix is relatively consistent with the mix of inventory at the end of fiscal year 2004.

8.	Acquisitions and Investments

On January 10, 2005, we completed the acquisition of Central Investment Corporation ("CIC"). CIC has bottling operations in Southeast Florida and Central Ohio. We acquired the capital stock of CIC, the seventh largest Pepsi bottler in the U.S., for a purchase price of $339.3 million plus $13.1 million related to an adjustment for working capital and $0.5 million for acquisition-related costs. At the date of closing, $8.4 million of the working capital adjustment was paid to the seller and $4.7 million was paid in the second quarter of 2005. Our cost to acquire CIC has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values. This allocation is subject to adjustment when additional information concerning asset and liability valuations is finalized. We have preliminarily allocated $296.2 million to acquired goodwill, representing the excess of the purchase price over the estimated fair value of net assets acquired, and we assigned this goodwill to the U.S. geographic segment. We are in the process of valuing the intangibles acquired in connection with the CIC transaction and expect to complete that valuation in the third quarter of 2005. It is expected that a majority of the acquired goodwill will be reclassified to franchise rights, which are not amortized since they are granted in perpetuity. The assets acquired and liabilities assumed consisted primarily of cash, working capital, fixed assets and capital lease obligations. The results of operations of CIC since the date of the acquisition are included in the Condensed Consolidated Statement of Income.

Contents

On March 31, 2005, we completed the acquisition of FM Vending. We agreed to acquire the capital stock of FM Vending for a purchase price of $2.2 million, net of cash acquired. Our cost to acquire FM Vending has been preliminarily allocated to assets acquired and liabilities assumed according to estimated fair values. This allocation is subject to adjustment when additional information concerning asset and liability valuations is finalized. The preliminary allocation has resulted in acquired goodwill of approximately $2.1 million, which we have assigned to the U.S. geographic segment. The assets acquired and liabilities assumed consisted primarily of cash, working capital and fixed assets. The results of operations of FM Vending since the date of the acquisition are included in the Condensed Consolidated Statement of Income.

On June 16, 2005, we acquired a 49 percent minority interest in Quadrant-Amroq Bottling Company Limited ("QABCL"), a holding company that, through subsidiaries, produces, sells and distributes Pepsi and other beverages throughout Romania and Moldova. We paid $51.0 million for this investment which we recorded under the equity method in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” We have preliminarily allocated $49.4 million to acquired goodwill, representing the excess of the purchase price over the estimated fair value of net assets acquired. We assigned this goodwill to the Central Europe geographic segment. Due to the timing of the receipt of available financial information from QABCL, we will record the equity earnings on a one-month lag basis. Therefore, no equity earnings are reflected in the Condensed Consolidated Statement of Income for the second quarter and first half of 2005.

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

9.	Intangible Assets and Goodwill

The changes in the carrying value of goodwill by geographic segment for the first half of 2005 were as follows (in millions):

	U.S.	Central Europe	Caribbean	Total

Balance at end of year 2004	$1,688.6	$37.5	$20.1	$1,746.2
Acquisitions	298.3	49.4	–	347.7
Purchase accounting adjustments	–	–	(2.4)	(2.4)
Cumulative translation adjustment	–	(3.7)	–	(3.7)

Balance at end of second quarter of 2005	$1,986.9	$83.2	$17.7	$2,087.8

	As of End of Second Quarter 2005		As of End of Fiscal Year 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Non-compete agreements	$0.5	$(0.3)	$1.2	$(0.9)
Franchise and distribution agreements	3.6	(0.9)	3.7	(1.0)

Total	$4.1	$(1.2)	$4.9	(1.9)

Unamortized intangible assets:
Franchise and distribution agreements	$20.5		$17.6
Pension intangible assets	2.6		2.6

Total	$27.2		$25.1

Aggregate amortization expense:
For second quarter ended 2005 and 2004	$–	$0.1
For first half ended 2005 and 2004	$0.1	$0.2

Contents

In the first quarter of 2005, we acquired CIC and FM Vending resulting in an increase to goodwill in the U.S. of $298.3 million.

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

In the second quarter of 2005, we acquired a 49 percent minority interest in QABCL. As a result we recorded $49.4 million of goodwill associated with the transaction.

See Note 8 for further discussion of these acquisitions and investment.

The decrease in the gross carrying amount of non-compete agreements and related accumulated amortization since the end of fiscal year 2004 reflected the expiration of certain non-compete agreements related to previous acquisitions.

10.	Debt

In January 2005, we issued $300 million of notes with a coupon rate of 4.875 percent due January 2015. Net proceeds from the transaction were $297.0 million, which reflected the reduction for the discount of $0.8 million and debt issuance costs of $2.2 million. The proceeds from the issuance were used to fund the acquisition of CIC. The notes were issued from our shelf registration statement that became effective September 4, 2003 (the “Registration Statement”). Under the Registration Statement, up to $1 billion of debt securities may be offered. The debt securities are unsecured, senior debt obligations and rank equally with all other unsecured and unsubordinated indebtedness.

In May 2005, we issued $250 million of notes with a coupon rate of 5.0 percent due May 2017. Net proceeds from this transaction were $246.2 million, which reflected the reduction for the discount of $2.0 million and debt issuance costs of $1.8 million. We also issued $250 million of notes with a coupon rate of 5.5 percent due May 2035. Net proceeds from this transaction were $246.2 million, which reflected the reduction for the discount of $1.5 million and debt issuance costs of $2.3 million. A portion of the proceeds from the issuances was used to fund the cash tender offer of three outstanding debt notes. The notes were issued from our Registration Statement. After the issuance of the $300 million of notes in January 2005 and the $500 million of notes in May 2005, there was $200 million in debt securities available for issuance under the Registration Statement at the end of the second quarter of 2005.

Contents

In May 2005, we completed a tender offer to pay down three outstanding notes with a total face value of $550 million. The total amount tendered from these notes was $388.0 million. Net proceeds paid to the bondholders equaled $395.3 million, which included $4.3 million of accrued interest and $3.0 million of premiums. The tender offer resulted in a loss on debt extinguishment of $5.6 million ($3.5 million after tax) primarily brought about by the premiums paid, fees associated with the tender offer, and unamortized discount and issuance costs, which were recorded in “Interest expense, net.”

11.	Financial Instruments

We use derivative financial instruments to reduce our exposure to adverse fluctuations in commodity prices and interest rates. These financial instruments are “over-the-counter” instruments and were designated at their inception as hedges of underlying exposures. We do not use derivative financial instruments for speculative or trading purposes.

Cash Flow Hedges – We enter into derivative financial instruments to hedge against volatility in future cash flows on anticipated aluminum purchases, the prices of which are indexed to aluminum market prices. We consider these hedges to be highly effective, because of the high correlation between aluminum commodity prices and our contractual cost of aluminum. We have hedged a portion of our U.S. aluminum requirements through November 2006. As of the end of the second quarter of 2005 and fiscal year end 2004, we had deferred $0.2 million (net of $0.1 million in deferred income taxes) and $2.5 million (net of $1.5 million in deferred income taxes) of aluminum hedging gains, respectively, in “Accumulated other comprehensive income (loss).” We expect to reclassify a majority of the deferred aluminum hedging gains as of the end of the second quarter of 2005 into cost of goods sold during the next 12 months.

Beginning in fiscal year 2004, we entered into derivative financial instruments to hedge against volatility in future cash flows on anticipated natural gas purchases, the prices of which are indexed to natural gas market prices. Due to the high correlation between natural gas commodity prices and our contractual cost of natural gas, we consider these hedges to be highly effective. We have hedged a portion of our anticipated natural gas purchases through November 2007. As of the end of the second quarter of 2005 and fiscal year end 2004, we had deferred $0.2 million (net of $0.1 million in deferred income taxes) of natural gas hedging gains and $0.1 million (net of $0.1 million in deferred income taxes) of natural gas hedging losses, respectively, in “Accumulated other comprehensive income (loss).”

Beginning in fiscal year 2004, we entered into derivative financial instruments to hedge against the volatility in future cash flows on anticipated diesel fuel purchases, the prices of which are indexed to heating oil market prices. Due to the high correlation between heating oil commodity prices and our cost of diesel fuel, we consider these hedges to be highly effective. We have hedged a portion of our anticipated diesel fuel purchases through December 2005. As of the end of the second quarter of 2005 and fiscal year end 2004, we had deferred $0.8 million (net of $0.5 million in deferred income taxes) of heating oil hedging gains and $0.5 million (net of $0.3 million in deferred income taxes) of heating oil hedging losses, respectively, in “Accumulated other comprehensive income (loss).”

In anticipation of a long-term debt issuance in January 2005, we had entered into treasury rate lock instruments with an aggregate notional amount of $300.0 million. We accounted for these treasury rate lock instruments as cash flow hedges, as the treasury rate lock instruments hedged against the variability of interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt. These treasury rate locks are considered highly effective in eliminating the interest rate risk on the forecasted debt issuance. Concurrent with the debt issuance in the first quarter of 2005, we received $2.7 million upon settlement of the treasury rate locks. As of the end of the second quarter of 2005 and fiscal year end 2004, we had deferred approximately $1.6 million (net of $1.0 million in deferred income taxes) of treasury rate lock gains for each respective period in “Accumulated other comprehensive income (loss).” Amounts included in “Accumulated other comprehensive income (loss)” will be reclassified into earnings commensurate with the recognition of interest expense related to the debt issued in January 2005.

In anticipation of a long-term debt issuance in May 2005, we had entered into treasury rate lock instruments during the second quarter of 2005 with an aggregate notional amount of $200.0 million. We accounted for these treasury rate lock instruments as cash flow hedges, as the treasury rate lock instruments hedged against the variability of interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt. These treasury rate locks are considered highly effective in eliminating the interest rate risk on the forecasted debt issuance. Concurrent with the debt issuance in the second quarter of 2005, we paid $0.7 million upon settlement of the treasury rate locks. As of the end of the second quarter of 2005, we had deferred approximately $0.4 million (net of $0.3 million in deferred income taxes) of treasury rate lock losses in “Accumulated other comprehensive income (loss).” Amounts included in “Accumulated other comprehensive income (loss)” will be reclassified into earnings commensurate with the recognition of interest expense related to the debt issued in May 2005.

Contents

In anticipation of a long-term debt issuance in February 2006, we entered into a forward starting swap agreement with an aggregate notional amount of $300.0 million in fiscal year 2004. We accounted for this forward starting swap as a cash flow hedge, as the swap hedges against the variability of interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt. We accelerated the timing of the debt issuance to May 2005 and we paid $6.1 million upon settlement of the forward starting swap. As of the end of the second quarter of 2005 and fiscal year end 2004, we had deferred $3.8 million (net of $2.3 million in deferred income taxes) and $0.9 million (net of $0.6 million in deferred income taxes) of forward starting swap losses, respectively, in “Accumulated other comprehensive income (loss),” as this forward starting swap agreement was considered highly effective in eliminating the variability of interest payments on the forecasted fixed-rate debt issuance. The amount included in “Accumulated other comprehensive income (loss)” will be reclassified into earnings commensurate with the recognition of interest expense related to the debt issued in May 2005 for the period between February 2006 and February 2016, the designated hedge period as these interest payments are deemed to be highly probable.

In anticipation of the long-term debt issuance in the first quarter of 2003, we entered into a treasury rate lock agreement with an aggregate notional amount of $150.0 million. We accounted for this treasury rate lock as a cash flow hedge, as the treasury rate lock hedged against the variability of interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt. We settled the treasury rate lock for $1.2 million concurrent with our debt issuance in the first quarter of 2003. We consider this treasury rate lock agreement to be highly effective in eliminating the variability of interest payments on the forecasted debt issuance. At the end of the second quarter of 2005 and fiscal year 2004, we had deferred approximately $0.6 million (net of $0.4 million in deferred income taxes) and $1.4 million (net of $0.9 million in deferred income taxes) of losses, respectively, in “Accumulated other comprehensive income (loss)". These amounts also include the deferred losses of the treasury rate lock settled in fiscal year 2002. The remaining amounts for the 2002 and 2003 treasury rate locks included in “Accumulated other comprehensive income (loss)” are reclassified into earnings commensurate with the recognition of the interest expense on the issued debt.

Fair Value Hedges – Periodically, we enter into interest rate swap contracts to convert a portion of our fixed rate debt to floating rate debt, with the objective of reducing overall borrowing costs. We account for these swaps as fair value hedges, since they hedge against the change in fair value of fixed rate debt resulting from fluctuations in interest rates. In the third quarter of 2004, we terminated all outstanding interest rate swap contracts and received $14.4 million for the fair value of the interest rate swap contracts. Amounts included in the cumulative fair value adjustment to long-term debt will be reclassified into earnings commensurate with the recognition of the related interest expense. At the end of the second quarter of 2005 and fiscal year end 2004, the cumulative fair value adjustments to long-term debt were $10.1 million and $12.0 million, respectively.

12.	Pension and Other Postretirement Benefit Plans

	Second Quarter		First Half
	2005	2004	2005	2004
Service cost	$0.8	$0.9	$1.6	$1.7
Interest cost	2.4	2.2	4.8	4.5
Expected return on plan assets	(3.0)	(2.9)	(5.9)	(5.7)
Amortization of prior service cost	–	(0.1)	–	(0.3)
Amortization of net loss	0.6	0.5	1.2	1.0

Net periodic pension cost	$0.8	$0.6	$1.7	$1.2

We previously disclosed in our financial statements for fiscal year 2004 that we expected to contribute an amount similar to the contribution made to our plans in fiscal year 2004 to our pension plans in 2005. As of the end of the second quarter of 2005, we have contributed $4.1 million to the plans. We will continue to evaluate the plans’ funding requirements throughout the balance of fiscal year 2005 and will fund to levels we deem necessary for each plan.

Contents

13.	Stock Awards

In the first half of 2005, we granted 881,359 restricted shares at a weighted-average fair value (at the date of grant) of $22.55 to key members of management and members of our Board of Directors under our 2000 Stock Incentive Plan (the “Plan”). We recognized compensation expense of $2.5 million and $2.1 million in the second quarter of 2005 and 2004, respectively, and $5.2 million and $3.9 million in the first half of 2005 and 2004, respectively, related to grants made in 2005 and previous years. At the end of the second quarter 2005, there were 1,678,397 unvested restricted shares outstanding under the Plan.

14.	Supplemental Cash Flow Information

Net cash provided by operating activities reflected cash payments and receipts for interest and income taxes as follows (in millions):

	First Half
	2005	2004
Interest paid	$46.5	$31.2
Interest received	1.2	0.2
Income taxes paid, net of refunds	0.5	17.9

Income taxes paid, net of refunds includes $12.8 million of tax refunds received in the first half of 2005 relating to the utilization of a portion of our net operating loss carryforwards for tax returns filed through fiscal year 2002.

15.	Environmental and Other Commitments and Contingencies

Current Operations. We maintain a program to facilitate compliance with federal, state and local laws and regulations relating to materials used in production and to the discharge or emission of wastes, and such other laws and regulations relating to the protection of the environment. The capital costs of such management and compliance, including the modification of existing plants and the installation of new manufacturing processes, are not material to our continuing operations.

We are defendants in lawsuits that arise in the ordinary course of business, none of which is expected to have a material adverse effect on our financial condition, although amounts recorded in any given period could be material to the result of operations or cash flows for that period.

We participate in a number of trustee-managed multi-employer pension and health and welfare plans for employees covered under collective bargaining agreements. Several factor, including unfavorable investment performance, changes in demographics and increased benefits to participants could result in potential funding deficiencies, which could cause us to make higher future contributions to these plans.

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

There is an inherent uncertainty in assessing the total cost of investigating and remediating a given site. This is because of the evolving and varying nature of the remediation and allocation process. Any assessment of expenses is more speculative in the early stages of an investigation or remediation and is dependent upon a number of variables beyond the control of any party. Furthermore, there are often timing considerations in that a portion of the expense incurred by Pneumo Abex, and any resulting obligation of ours to indemnify Pneumo Abex, may not occur for a number of years.

Contents

In the latter part of 2001, we investigated the use of insurance products to mitigate risks related to indemnification obligations under the 1988 agreement, as amended. The insurance carriers required that we employ an outside consultant to perform a comprehensive review of the former facilities operated or impacted by Pneumo Abex. Advances in the techniques of retrospective risk evaluation and increased experience (and therefore available data) at our former facilities made this comprehensive review possible. The consultant’s review was completed in the fourth quarter of 2001. It provided a contingent indemnification liability for all known claims arising from sites operated or impacted by Pneumo Abex and resulted in the $111.0 million charge, or $71.2 million net of tax, recorded in the fourth quarter of 2001.

At the end of the second quarter of 2005, we had $98.7 million accrued to cover potential indemnification obligations, compared to $106.8 million recorded at the end of fiscal year 2004. Of the total amount accrued, $20.0 million was classified as current liabilities at the end of the second quarter of 2005 and at the end of fiscal year 2004. The amounts exclude possible insurance recoveries and are determined on an undiscounted cash flow basis. The estimated indemnification liabilities include expenses for the investigation and remediation of identified sites, payments to third parties for claims and expenses (including product liability and toxic tort claims), administrative expenses, and the expenses of on-going evaluations and litigation. We expect a significant portion of the accrued liabilities will be disbursed during the next 10 years. All estimated costs for the known claims arising from sites for which we are responsible are included in the $98.7 million accrued as of the end of the second quarter of 2005.

Although we have certain indemnification obligations for environmental liabilities at a number of sites, including Superfund sites, it is not anticipated that additional expense at any specific site will have a material effect on us. In the case of some of the sites, the volumetric contribution for which we have an obligation has been estimated and other large, financially viable parties are responsible for substantial portions of the remainder. In our opinion, based upon information currently available, the ultimate resolution of these claims and litigation, including potential environmental exposures, and considering amounts already accrued, should not have a material effect on our financial condition, although amounts recorded in a given period could be material to the results of operations or cash flows for that period.

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

Essentially all of the assets of the trust were expended by the Trust in connection with the purchase of the insurance coverage, the Finite Funding and related expenses. These actions have been taken to fund remediation and related costs associated with the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries and to protect against additional future costs in excess of our self-insured retention. The original amount of self-insured retention (the amount we must pay before the insurance carrier is obligated to begin payments) was $114.0 million of which $28.9 million has been eroded, leaving a remaining self-insured retention of $85.1 million at the end of the second quarter of 2005. The estimated range of aggregate exposure related only to the remediation costs of such environmental liabilities is approximately $45 million to $80 million. We had accrued $62.8 million at the end of the second quarter of 2005 for remediation costs, which is our best estimate of the contingent liabilities related to these environmental matters. The Finite Funding may be used to pay a portion of the $62.8 million and thus reduces our future cash obligations. The Finite Funding amounts recorded were $20.6 million and $21.9 million at the end of the second quarter of 2005 and the end of fiscal year 2004, respectively, and are recorded in “Other assets,” net of $1.5 million recorded in “Other current assets” in each respective period.

In addition, we had recorded other receivables of $12.3 million at the end of the second quarter of 2005 and at the end of fiscal year 2004 for future probable amounts to be received from insurance companies and other responsible parties. These amounts were recorded in “Other assets” in the Condensed Consolidated Balance Sheets as of the end of each respective period.

Contents

Discontinued Operations–Product Liability and Toxic Tort Claims. We also have certain indemnification obligations related to product liability and toxic tort claims that might emanate out of the 1988 agreement with Pneumo Abex. Other companies not owned by or associated with us also are responsible to Pneumo Abex for the financial burden of all asbestos product liability claims filed against Pneumo Abex after a certain date in 1998, except for certain claims indemnified by us. The sites and product liability and toxic tort claims included in the aggregate accrued liabilities we have recorded are described more fully in our Annual Report on Form 10-K for the fiscal year 2004. No significant changes in the status of those sites or claims occurred and we were not notified of any significant new sites or claims during the first half of 2005.

16.	Segment Reporting

We operate in three geographic areas – the U.S., Central Europe and the Caribbean. We operate in 19 states in the U.S., and, outside the U.S., we operate in Poland, Hungary, the Czech Republic, Republic of Slovakia, Puerto Rico, Jamaica, Barbados, the Bahamas and Trinidad and Tobago.

The following tables present net sales and operating income (loss) of our geographic segments for the second quarter and first half of 2005 and 2004 (in millions):

	Second Quarter
	Net Sales		Operating Income
	2005	2004	2005	2004
U.S.	$862.6	$774.7	$132.7	$107.1
Central Europe	97.0	84.2	6.1	2.8
Caribbean	59.8	50.8	1.1	1.1

Total	$1,019.4	$909.7	$139.9	$111.0

	First Half
	Net Sales		Operating Income (Loss)
	2005	2004	2005	2004
U.S.	$1,574.6	$1,411.0	$199.8	$166.3
Central Europe	167.1	144.6	(4.2)	(4.3)
Caribbean	107.1	91.7	(0.6)	(0.9)

Total	$1,848.8	$1,647.3	$195.0	$161.1

Except for the impact of the acquisition of CIC, which is more fully described in Notes 8 and 9, there were no material changes in total assets by geographic segment since the end of fiscal year 2004.

17.	Related Party Transactions

We are a licensed producer and distributor of Pepsi carbonated and non-carbonated soft drinks and other non-alcoholic beverages in the U.S., Central Europe and the Caribbean. We operate under exclusive franchise agreements with soft drink concentrate producers, including “master” bottling and fountain syrup agreements with PepsiCo, Inc. (“PepsiCo”) for the manufacture, packaging, sale and distribution of PepsiCo branded products. The franchise agreements exist in perpetuity and contain operating and marketing commitments and conditions for termination. As of the end of the second quarter of 2005, PepsiCo beneficially owned 41.9 percent of PepsiAmericas’ common stock.

We purchase concentrate from PepsiCo to be used in the production of Pepsi carbonated soft drinks and other non-alcoholic beverages. PepsiCo also provides us with various forms of bottler incentives to promote Pepsi’s brands. These bottler incentives cover a variety of initiatives, including direct marketplace, shared media and advertising, to support volume and market share growth. There are no conditions or requirements that could result in the repayment of any support payments we have received.

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

We finalized an agreement with PepsiCo to receive a portion of a fructose settlement (see Note 2 for further discussion) related to the Heartland territories purchases from PepsiCo in 1999.

We have an existing arrangement with a subsidiary of the Pohlad Companies related to the joint ownership of an aircraft. This transaction is not material to our Condensed Consolidated Financial Statements. Robert C. Pohlad, our Chairman and Chief Executive Officer, is the President and owner of approximately 33 percent of the capital stock of Pohlad Companies.

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

Environmental Liabilities. We continue to be subject to certain indemnification obligations under agreements related to previously sold subsidiaries, including potential environmental liabilities (see Note 15 to the Condensed Consolidated Financial Statements). We have recorded our best estimate of our probable liability under those indemnification obligations, with the assistance of outside consultants and other professionals. Such estimates and the recorded liabilities are subject to various factors, including possible insurance recoveries, the allocation of liabilities among other potentially responsible parties, the advancement of technology for means of remediation, possible changes in the scope of work at the contaminated sites, as well as possible changes in related laws, regulations, and agency requirements.

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

Contents

RESULTS OF OPERATIONS2005
SECOND QUARTER COMPARED WITH 2004 SECOND QUARTER

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

Volume

        Sales volume growth (declines) for the second quarter of 2005 and 2004 were as follows:

	2005	2004

U.S.	6.5%	1.8%
Central Europe	9.9%	(28.1%	)
Caribbean	15.8%	(3.7%	)

Worldwide	7.6%	(4.4%	)

        Second quarter 2005 worldwide volume increased 7.6 percent compared to the prior year second quarter. The increase in worldwide volume was attributed to volume increases in all three geographic segments: 6.5 percent in the U.S., 9.9 percent in Central Europe and 15.8 percent in the Caribbean.

        The increase in U.S. volume of 6.5 percent in the second quarter of 2005 reflected the incremental volume generated by the CIC acquisition completed in January 2005. The addition of the CIC territories increased U.S. volume by 7.1 percent. On a constant territory basis, volume declined in the U.S. due to volume declines in our carbonated soft drink category, partly offset by double-digit growth in our non-carbonated beverages. Carbonated soft drink declines were driven by mid single-digit declines in both Trademark Pepsi and Trademark Mountain Dew, offset by growth in our diet category and contributions from Wild Cherry Pepsi, Pepsi One and Pepsi Lime. Growth in non-carbonated beverages was driven by nearly 50 percent growth in Aquafina volume, which included the introduction of Aquafina Flavor Splash and Aquafina Sparkling in the first quarter of 2005. Volume declines in the U.S. were also driven by the early timing of the Easter holiday, which fell in the first quarter. Our single-serve volume grew at a single-digit rate in the second quarter of 2005. In the previous year, volume associated with the Easter holiday was reflected in the second quarter results.

        Total volume in Central Europe increased 9.9 percent in the second quarter of 2005. The second quarter of 2005 is the first quarter of volume growth since the accession of our markets into the European Union (“EU”) in May 2004. This continues the trend of successive volume improvement each quarter since the second quarter of 2004. Volume growth resulted from the lapping of the immediate adverse effect of the EU accession in the second quarter of 2004 and adverse weather conditions in the late spring and early summer of 2004; however, we continue to operate in a very competitive pricing environment. Our introduction of the Slice brand in Central Europe also drove a portion of the volume growth we experienced. The water market continued to be very competitive, which experienced single-digit volume declines during the second quarter of 2005.

        Volume in the Caribbean increased 15.8 percent in the second quarter of 2005 compared to the same period last year. The volume increase reflected double-digit volume growth across all markets. Volume growth was driven by a double-digit increase in carbonated soft drinks, which included double-digit growth in Trademark Pepsi, diet and flavored carbonated soft drinks. We experienced a small increase in volume related to our water category and other non-carbonated beverages. Trademark Pepsi accounts for almost 60 percent of our business in the Caribbean, while the remainder of our business is mainly comprised of flavored carbonated soft drinks and Trademark Seven-Up.

Contents

Net Sales Net sales and net pricing statistics for the second quarter of 2005 and 2004 were as follows (dollar amounts in millions):

Net Sales	2005	2004	Change

U.S.	$862.6	$774.7	11.3%
Central Europe	97.0	84.2	15.2%
Caribbean	59.8	50.8	17.7%

Worldwide	$1,019.4	$909.7	12.1%

Net Pricing Growth	2005	2004

U.S.	4.0%	4.2%
Central Europe	4.8%	16.6%
Caribbean	2.4%	8.4%

Worldwide	3.9%	8.1%

        Net sales increased $109.7 million, or 12.1 percent, to $1,019.4 million in the second quarter of 2005 compared to $909.7 million in the second quarter of 2004. The increase was driven primarily by increased worldwide net pricing of 3.9 percent and volume growth in all three geographic segments.

        Net sales in the U.S. for the second quarter of 2005 increased $87.9 million, or 11.3 percent, to $862.6 million from $774.7 million in the prior year second quarter. The increase was primarily the result of the incremental net sales contributed by CIC, which represented approximately two-thirds of the increase in net sales in the U.S. The remainder of the increase in net sales was primarily due to the 4.0 percent increase in net pricing, partly offset by a 0.6 percent decline in volume on a constant territory basis. The improvement in net pricing was driven equally by price increases and a package mix contribution. The increase in pricing reflected our initiative to grow the single-serve business. Additionally, continued innovation with the reformulation of Wild Cherry Pepsi, Cherry Vanilla Dr Pepper and Pepsi One, and the Aquafina product extensions, drove the net sales increase. Partly offsetting growth in net sales during the second quarter of 2005 was the shift in timing of the Easter holiday, which fell during the first quarter of 2005 versus falling in the second quarter of 2004.

        Net sales in Central Europe for the second quarter of 2005 increased $12.8 million, or 15.2 percent, to $97.0 million from $84.2 million in the prior year second quarter. Net sales increased as volume grew by 9.9 percent and net pricing increased 4.8 percent. Favorable foreign currency translation contributed approximately $10.3 million to net sales in the second quarter of 2005 when compared to the same period in the prior year.

        Net sales in the Caribbean increased 17.7 percent in the second quarter of 2005 to $59.8 million from $50.8 million in the prior year second quarter. The increase in net sales primarily resulted from an increase in net pricing of 2.4 percent and volume growth of 15.8 percent. The increase in net pricing was driven by rate increases in single-serve and a positive shift in our mix of product sales.

Cost of Goods Sold

        Cost of goods sold for the second quarter of 2005 and 2004 was as follows (dollar amounts in millions):

	2005	2004	Change

U.S.	$486.2	$435.9	11.5%
Central Europe	57.8	46.1	25.4%
Caribbean	44.6	36.6	21.9%

Worldwide	$588.6	$518.6	13.5%

Contents

        Cost of goods sold increased $70.0 million, or 13.5 percent, to $588.6 million in the second quarter of 2005 from $518.6 million in the prior year second quarter. This increase was driven primarily by higher volume and higher raw material costs, including aluminum, resin and fuel in all geographic segments and higher sugar costs in Central Europe. The addition of the CIC territories also contributed to the increase in cost of goods sold. Cost of goods sold per unit increased 5.0 percent in the second quarter of 2005 compared to the same period in 2004.

        In the U.S., cost of goods sold increased $50.3 million, or 11.5 percent, to $486.2 million in the second quarter of 2005 from $435.9 million in the prior year second quarter. This increase was primarily driven by the incremental cost of goods sold contributed by CIC and a higher cost of goods sold per unit, offset by volume declines on a constant territory basis. CIC contributed approximately two-thirds of the growth in cost of goods sold in the U.S. Cost of goods sold per unit increased 3.9 percent in the U.S., primarily driven by price increases in aluminum, resin and fuel.

        In Central Europe, cost of goods sold increased $11.7 million, or 25.4 percent, to $57.8 million in the second quarter of 2005, compared to $46.1 million in the prior year second quarter. Cost of goods sold increased mainly due to volume growth of 9.9 percent, higher raw materials costs and the unfavorable impact of foreign exchange of $3.5 million. Due to the impact of higher raw material costs, including sugar and resin, and the impact of foreign currency translation, cost of goods sold per unit in Central Europe increased 12.9 percent.

        In the Caribbean, cost of goods sold increased $8.0 million, or 21.9 percent, to $44.6 million in the second quarter of 2005, compared to $36.6 million in the second quarter of 2004. This increase was due to volume growth of 15.8 percent and a higher cost of goods sold per unit of 7.5 percent. The cost of goods sold per unit increased due to increases in the prices for resin, fuel and utilities.

Selling, Delivery and Administrative Expenses

        Selling, delivery and administrative expenses for the second quarter of 2005 and 2004 were as follows (dollar amounts in millions):

	2005	2004	Change

U.S.	$257.0	$231.7	10.9%
Central Europe	33.1	33.7	(1.8%	)
Caribbean	14.1	13.1	7.6%

Worldwide	$304.2	$278.5	9.2%

        In the second quarter of 2005, selling, delivery and administrative (“SD&A”) expenses increased $25.7 million, or 9.2 percent, to $304.2 million from $278.5 million in the comparable period of the previous year. As a percentage of net sales, SD&A expenses decreased to 29.8 percent in the second quarter of 2005, compared to 30.6 percent in the prior year second quarter. The decline in SD&A expenses as a percentage of net sales was primarily attributed to lower operating costs achieved in Central Europe associated with cost reduction programs implemented during fiscal year 2004 and the first quarter of 2005.

        In the U.S., SD&A expenses increased $25.3 million to $257.0 million in the second quarter of 2005, compared to $231.7 million in the prior year second quarter. The increase in SD&A expenses in the second quarter of 2005 was attributed to the impact of the CIC acquisition, which contributed approximately two-thirds of the increase in SD&A and a $1.4 million expense due to the early termination of the building lease for our corporate headquarters in Rolling Meadows, Illinois. SD&A expenses as a percentage of net sales declined slightly to 29.8 percent in the second quarter of 2005 compared to 29.9 percent in the prior year second quarter as we experienced cost trends similar to the second quarter of 2004.

        SD&A expenses decreased $0.6 million, or 1.8 percent, in Central Europe to $33.1 million from $33.7 million in the prior year second quarter. The decrease in SD&A expenses was driven by a decrease in operating costs associated with our cost reduction programs implemented in fiscal year 2004 and the first quarter of 2005 and a $1.1 million gain from the sale of a facility in Hungary, offset by the unfavorable impact of foreign currency translation of $2.6 million.

        In the Caribbean, SD&A expenses increased $1.0 million, or 7.6 percent, to $14.1 million from $13.1 million in the prior year second quarter due mainly to a 15.8 percent increase in volume in the Caribbean and increased fuel costs.

Contents

Fructose Settlement

        In the second quarter of 2005, we recorded a gain of $13.3 million related to initial distributions from the settlement of a class action lawsuit. The settlement of alleged price fixing related to high fructose corn syrup purchased from July 1, 1991 through June 30, 1995. We expect to receive additional distributions in the second half of 2005, which are estimated to be approximately $3 million.

Special Charges

        In the second quarter of 2004, we recorded special charges of $1.6 million in Central Europe. The special charges recorded in the second quarter of 2004 included a $1.0 million charge related to a reduction in the workforce as we continued to rationalize our cost structure in Central Europe. In addition, we recorded a special charge of $0.6 million in Hungary related to the continued modification of our distribution strategy to utilize third party distributors in more remote areas. The special charges recorded in Central Europe in the second quarter of 2004 were primarily for severance costs and related benefits. No special charges were recorded in the second quarter of 2005.

Operating Income

        Operating income for the second quarter of 2005 and 2004 was as follows (dollar amounts in millions):

	2005	2004	Change

U.S.	$132.7	$107.1	23.9%
Central Europe	6.1	2.8	(117.9%	)
Caribbean	1.1	1.1	–

Worldwide	$139.0	$111.0	26.0%

        Operating income increased $28.9 million, or 26.0 percent, to $139.9 million in the second quarter of 2005, compared to $111.0 million in the prior year second quarter, driven by a $25.6 million increase in the U.S. and $3.3 million increase in Central Europe. The increase in operating income in the U.S. benefited from the operating income contributed by the CIC acquisition, which accounted for approximately 29 percent of the operating income growth in the U.S. The remaining growth in operating income in the U.S. was attributed to higher net pricing of 4.0 percent and the fructose settlement.

        Operating income in Central Europe increased $3.3 million to $6.1 million in the second quarter of 2005, compared to $2.8 million in the prior year second quarter, due primarily to volume growth and lower operating costs, offset partly by higher cost of goods sold. Foreign currency translation also benefited operating income in Central Europe by $4.2 million.

        The operating performance in the Caribbean was flat as volume growth and higher net pricing were offset by higher operating and raw materials costs.

Interest and Other Expenses

        Net interest expense increased $9.9 million in the second quarter of 2005 to $26.1 million, compared to $16.2 million in the second quarter of 2004. This increase was due to a $5.6 million charge related to the early extinguishment of debt, additional interest expense resulting from the issuance of fixed-rate debt in January 2005 and May 2005, and higher interest rates on our variable-rate debt. This was offset partly by $1.5 million of interest income related to the real estate tax appeals refund on a previously sold parcel of land in downtown Chicago.

        We recorded other income, net, of $1.3 million in the second quarter of 2005 compared to other income, net, of $3.8 million reported in the second quarter of 2004. Other income, net, for the second quarter of 2005 included income of $4.1 million associated with the real estate tax appeals refund on previously owned land in downtown Chicago. This income was partly offset by foreign currency transaction losses of $1.5 million. Other income, net, for the second quarter of 2004 included a gain of $5.2 million related to the sale of a parcel of land in downtown Chicago in 2002. The gain reflected the settlement and final payment on the promissory note related to the initial land sale, for which we had previously provided a full allowance.

Contents

Income Taxes

        The effective income tax rate, which is income tax expense expressed as a percentage of income before income taxes, was 36.9 percent for the second quarter of 2005, compared to 37.5 percent in the second quarter of 2004. The decrease was primarily due to a $0.9 million benefit from a state income tax law change in Ohio in the second quarter of 2005.

Net Income

        Net income increased $10.9 million to $72.6 million in the second quarter of 2005, compared to $61.7 million in the second quarter of 2004. The increase was attributed mainly to improved worldwide net pricing, volume growth and the after-tax gain of $8.3 million related to the fructose settlement. Other operational factors impacting net income were previously discussed.

RESULTS OF OPERATIONS2005
FIRST HALF COMPARED WITH 2004 FIRST HALF

Volume

        Sales volume growth (declines) for the first half of 2005 and 2004 were as follows:

	2005	2004

U.S.	7.3%	2.0%
Central Europe	1.8%	(14.5%	)
Caribbean	14.3%	(3.9%	)

Worldwide	6.9%	(1.1%	)

        Worldwide volume in the first half of 2005 increased 6.9 percent compared to the same period in 2004. The increase in worldwide volume was attributed to volume increases in all three geographic segments: 7.3 percent in the U.S., 1.8 percent in Central Europe and 14.3 percent in the Caribbean. We anticipate worldwide volume growth for the full year to be approximately nine to ten percent, which includes the incremental growth attributed to the CIC acquisition. On a constant territory basis, we anticipate worldwide volume growth of approximately two to three percent in fiscal year 2005.

        The increase in U.S. volume of 7.3 percent in the first half of 2005 reflected the incremental volume generated by the CIC acquisition completed in January 2005. The addition of the CIC territories increased U.S. sales volume by 7.2 percent. The remaining volume growth in the U.S. reflected contributions from non-carbonated beverages, which grew at a double-digit rate during the first half of 2005. This growth was driven by growth in Aquafina volume, which included the introduction of Aquafina Flavor Splash and Aquafina Sparkling in the first quarter of 2005. The growth in non-carbonated beverages was partly offset by the decline in our carbonated soft drink portfolio. We experienced single-digit growth in our diet category, offset partly by volume declines in brand Pepsi and brand Mountain Dew. Our single-serve category grew at a single-digit rate in the first half of 2005. The growth was driven, in part, by the reformulation of Wild Cherry Pepsi, Cherry Vanilla Dr Pepper and Pepsi One and the introduction of Pepsi Lime. We believe that product innovation and further expansion of the non-carbonated business will continue to contribute to volume growth for the balance of fiscal year 2005.

        Total volume in Central Europe increased 1.8 percent in the first half of 2005. The growth in volume resulted from the lapping of the accession of our markets into the EU in May 2004 and the lapping of cold weather conditions in the late spring and early summer of 2004 that negatively impacted volume. Volume also grew despite lapping the successful results of a water promotion in the first quarter of 2004. The volume growth was driven by double-digit growth in carbonated soft drinks led by single-digit growth in Trademark Pepsi and the introduction of Slice in all markets in the first quarter of 2005. We experienced double-digit declines in our water category. We anticipate volume growth for the balance of fiscal year 2005 as we continue to lap the soft results of the last half of fiscal year 2004.

        Volume in the Caribbean increased 14.3 percent in the first half of 2005 compared to the same period last year. The volume increase reflected double-digit volume growth across all markets as well as the two months of incremental volume provided by the Bahamas in the first half of 2005 due to its consolidation into the financial statements in March 2004. Volume increases were driven by double-digit growth in carbonated soft drinks driven by Trademark Pepsi and flavored carbonated soft drinks.

Contents

Net Sales Net sales and net pricing statistics for the first half of 2005 and 2004 were as follows (dollar amounts in millions):

Net Sales	2005	2004	Change

U.S.	$1,574.6	$1,411.0	11.6%
Central Europe	167.1	144.6	15.6%
Caribbean	107.1	91.7	16.8%

Worldwide	$1,848.8	$1,647.3	12.2%

Net Pricing Growth	2005	2004

U.S.	3.5%	4.6%
Central Europe	10.6%	11.6%
Caribbean	3.3%	8.0%

Worldwide	4.4%	6.6%

        Net sales increased $201.5 million, or 12.2 percent, to $1,848.8 million in the first half of 2005 compared to $1,647.3 million the first half of 2004. The increase was driven primarily by increased worldwide net pricing of 4.4 percent and volume growth in all three geographic segments.

        Net sales in the U.S. for the first half of 2005 increased $163.6 million, or 11.6 percent, to $1,574.6 million from $1,411.0 million in the first half of 2004. The increase was primarily the result of the incremental net sales contributed by CIC, which represented approximately two-thirds of the increase in net sales in the U.S. The remainder of the increase in net sales was primarily due to the 3.5 percent increase in net pricing along with a 0.1 percent increase in volume on a constant territory basis. The improvement in net pricing was driven by price increases of 2.3 percent and a package mix contribution of 1.2 percent. The increase in pricing reflected our initiative to grow the single-serve category. Successful promotional efforts during the first half of 2005, including promotions for the Super Bowl and continued product innovation with the reformulation of Wild Cherry Pepsi, Cherry Vanilla Dr Pepper and Pepsi One and the Aquafina product extension, drove the net sales increase.

        Net sales in Central Europe for the first half of 2005 increased $22.5 million, or 15.6 percent, to $167.1 million from $144.6 million in the first half of 2004. The increase was primarily the result of the impact of foreign currency translation, which contributed $20.6 million to net sales. The remainder of the increase resulted from volume growth of 1.8 percent, offset partly by a decline in net pricing on a local currency basis. The decrease in our pricing on a local currency basis was in response to our competitor’s aggressive pricing on water in these territories and lower net pricing on our multi-serve packaging in Hungary and Republic of Slovakia.

        Net sales in the Caribbean increased 16.8 percent in the first half of 2005 to $107.1 million from $91.7 million in the prior year first half. The increase was also driven by an increase in net pricing of 3.3 percent and volume growth of 14.3 percent. In addition, the Bahamas contributed two months of incremental benefit to net sales in the first half of 2005 due to its consolidation starting in March 2004.

Cost of Goods Sold

        Cost of goods sold for the first half of 2005 and 2004 was as follows (dollar amounts in millions):

	2005	2004	Change

U.S.	$885.0	$795.2	11.3%
Central Europe	102.7	80.5	27.6%
Caribbean	80.0	67.4	18.7%

Worldwide	$1,067.7	$943.1	13.2%

        Cost of goods sold increased $124.6 million, or 13.2 percent, to $1,067.7 million in the first half of 2005 from $943.1 million in the first half of 2004. This increase was driven primarily by volume growth and higher costs for raw materials, including aluminum, resin and fuel worldwide and higher sugar costs in Central Europe. Cost of goods sold per unit increased 4.9 percent in the first half of 2005 compared to the same period in 2004. Overall, we expect that cost of goods sold per unit will grow in the range of four to five percent during fiscal year 2005 as compared to the prior fiscal year.

Contents

        In the U.S., cost of goods sold increased $89.8 million, or 11.3 percent, to $885.0 million in the first half of 2005 from $795.2 million in the prior year first half. The increase was primarily driven by the incremental cost of goods sold contributed by CIC, which was approximately two-thirds of the cost of goods sold increase, and a higher cost of goods sold per unit. Cost of goods sold per unit increased 2.9 percent in the U.S., primarily driven by price increases in aluminum, resin and fuel.

        In Central Europe, cost of goods sold increased $22.2 million, or 27.6 percent, to $102.7 million in the first half of 2005, compared to $80.5 million in the prior year first half. Cost of goods sold increased mainly due to increased sugar and resin prices, the unfavorable impact of foreign currency translation of $7.3 million, and volume growth.

        In the Caribbean, cost of goods sold increased $12.6 million, or 18.7 percent, to $80.0 million in the first half of 2005, compared to $67.4 million in the first half of 2004. The increase was mainly driven by volume growth of 14.3 percent, an increase in cost of goods sold per unit and the two months of incremental volume provided by the Bahamas in the first half of 2005 due to its consolidation into the financial statements in March 2004. The cost of goods sold per unit increased due to increases in the prices for resin, fuel and utilities.

Selling, Delivery and Administrative Expenses

        Selling, delivery and administrative expenses for the first half of 2005 and 2004 were as follows (dollar amounts in millions):

	2005	2004	Change

U.S.	$503.1	$449.5	11.9%
Central Europe	66.1	66.6	(0.8%	)
Caribbean	27.7	25.2	9.9%

Worldwide	$596.9	$541.3	10.3%

        In the first half of 2005, SD&A expenses increased $55.6 million, or 10.3 percent, to $596.9 million from $541.3 million in the comparable period of the previous year. As a percentage of net sales, SD&A expenses decreased to 32.3 percent in the first half of 2005, compared to 32.9 percent in the prior year first half. The decrease in SD&A expenses as a percentage of net sales was primarily attributed to lower operating costs achieved in Central Europe, excluding the unfavorable impact of foreign currency translation, associated with the cost reduction programs implemented during fiscal year 2004 and the first quarter of 2005. We expect an increase of approximately eleven to twelve percent in SD&A expenses for fiscal year 2005, compared to fiscal year 2004. The CIC acquisition is expected to contribute approximately seven percent of the increase in SD&A expenses for fiscal year 2005.

        In the U.S., SD&A expenses increased $53.6 million, or 11.9 percent, to $503.1 million in the first half of 2005, compared to $449.5 million in the prior year first half. The increase in SD&A expenses in the first half of 2005 was due, in part, to the impact of the CIC acquisition, which represented approximately two-thirds of the increase. The remainder of the increase was due to increases in insurance, employee benefits and fuel costs, as well as a $1.4 million expense due to the early termination of the building lease for our corporate headquarters in Rolling Meadows, Illinois. We anticipate an additional charge in the fourth quarter of 2005 for remaining lease payments and other related costs when we vacate the facility. SD&A expenses as a percentage of net sales were essentially unchanged at 32.0 percent in the first half of 2005 compared to 31.9 percent in the prior year first half.

        In Central Europe, SD&A expenses decreased $0.5 million, or 0.8 percent, to $66.1 million from $66.6 million in the prior year first half. The decrease in SD&A expenses was driven by the decrease in operating costs associated with our cost reduction programs implemented in fiscal year 2004 and the first quarter of 2005 and a $1.1 million gain from the sale of a facility in Hungary, partly offset by the impact of unfavorable foreign currency translation of $6.3 million.

        In the Caribbean, SD&A expenses increased $2.5 million, or 9.9 percent, to $27.7 million from $25.2 million in the prior year first half due mainly to a 14.3 percent increase in volume during the first half of 2005 and increased fuel costs.

Contents

Special Charges

        In the first half of 2005, we recorded special charges of $2.5 million in Central Europe primarily for a reduction in workforce and the consolidation of certain production facilities as we continue to rationalize our cost structure. These special charges were primarily for severance costs and related benefits and asset write-downs.

        We recorded special charges of $1.8 million in the first half of 2004 in Central Europe. These special charges recorded in the first half of 2004 included $1.2 million of severance costs and related benefits related to a reduction in the workforce as we continued to rationalize our cost structure in Central Europe. In addition, we recorded special charges of $0.6 million in Hungary related to the continued modification of our distribution strategy to utilize third party distributors in more remote areas. These special charges in Hungary were primarily for severance costs and related benefits.

Operating Income (Loss)

        Operating income (loss) for the first half of 2005 and 2004 was as follows (dollar amounts in millions):

	2005	2004	Change

U.S.	$199.8	$166.3	20.1%
Central Europe	(4.2)	(4.3)	2.3%
Caribbean	(0.6)	(0.9)	33.3%

Worldwide	$195.0	$161.1	21.0%

        Operating income increased $33.9 million, or 21.0 percent, to $195.0 million in the first half of 2005, compared to $161.1 million in the prior year first half, driven by a $33.5 million increase in operating income in the U.S. and the $0.4 million reduction of international operating losses. The increase in operating income in the U.S. benefited from the operating income contributed by the CIC acquisition, which accounted for approximately 35 percent of the operating income increase in the U.S. The remaining growth in operating income in the U.S. was attributed to higher net pricing of 3.5 percent and the fructose settlement.

        Operating losses in Central Europe improved $0.1 million to $4.2 million in the first half of 2005, compared to losses of $4.3 million in the prior year first half, due mainly to increased net pricing, volume growth and lower SD&A costs, partly offset by higher cost of goods sold. The impact of foreign currency translation benefited operating results in Central Europe by approximately $7.0 million.

        The operating performance in the Caribbean improved by $0.3 million with operating losses of $0.6 million in the first half of 2005 compared to operating losses of $0.9 million in the prior year. Volume growth and increases in net pricing contributed to this improvement.

Contents

Interest and Other Expenses

        Net interest expense increased $13.1 million in the first half of 2005 to $45.2 million, compared to $32.1 million in the first half of 2004. This increase was due to the charge of $5.6 million from the early extinguishment of debt, additional interest expense resulting from the issuance of fixed-rate debt in January 2005 and May 2005, and higher interest rates and balances on our variable-rate debt. This was offset partly by $1.5 million of interest income related to a real estate tax appeals refund on a previously sold parcel of land in downtown Chicago and lower interest in the first half of 2005 resulting from the payment of $150 million of fixed rate debt in the first half of 2004.

        We recorded other expense, net, of $1.4 million in the first half of 2005 compared to other income, net, of $2.4 million reported in the first half of 2004. Other expense, net, for the first half of 2005 included foreign currency transaction losses of $2.8 million and income of $4.1 million associated with the real estate tax appeals refund concerning previously owned land in downtown Chicago. Included in other income, net, in the first half of 2004 is a gain of $5.2 million associated with sale of a parcel of land in downtown Chicago in 2002. The gain reflected the settlement and final payment on the promissory note related to the initial land sale, for which we had previously provided a full allowance.

Income Taxes

        The effective income tax rate, which is income tax expense expressed as a percentage of income before income taxes, was 37.1 percent for the first half of 2005, compared to 37.5 percent in the first half of 2004. The decrease was primarily due to a $0.9 million benefit from a state income tax law change in Ohio in the second quarter of 2005.

Net Income

        Net income increased $11.2 million to $93.4 million in the first half of 2005, compared to $82.2 million in the first half of 2004. The increase in net income was attributed mainly to improved worldwide net pricing, volume growth, the benefit of foreign currency translation, the cost savings experienced in Central Europe and the after-tax gain of $8.3 million related to the fructose settlement, offset by higher cost of goods sold per unit. Other operational factors impacting net income were previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

        Operating Activities. Net cash provided by operating activities decreased by $33.8 million to $188.0 million in the first half of 2005, compared to $221.8 million in the first half of 2004. This decrease was primarily attributed to the benefit experienced in the first half of 2004 from our securitization program totaling $100.0 million and the unfavorable year-over-year change in the impact from deferred taxes of $24.3 million. The unfavorable items impacting cash from operations were offset, in part, by a favorable year-over-year change from primary working capital of $24.7 million and a favorable year-over-year change in income taxes payable of $23.4 million and the benefit of the fructose settlement included in net income. Primary working capital is comprised of accounts receivable, inventory and accounts payable, excluding the impact of the securitization program. The first half of 2005 showed improvement in our domestic primary working capital measures, including days sales outstanding, inventory turns and days payable outstanding, compared to the same period a year ago. The positive change in income taxes payable essentially offset the unfavorable change in deferred taxes. We expect the positive trends in income taxes payable will partially reverse in the balance of fiscal 2005 brought about by higher estimated tax payments in third and fourth quarters of 2005 compared to the same periods in 2004.

        Investing Activities. Investing activities in the first half of 2005 included capital investments of $64.2 million, compared to $51.3 million in the first half of 2004. The increase in capital expenditures was in line with our expectations, as we anticipate our capital spending to return to normalized levels in the range of $160 million to $170 million in fiscal year 2005, compared to capital investments of $121.8 million for fiscal year 2004.

        In January 2005, we completed the acquisition of CIC. We agreed to acquire the capital stock of CIC for a purchase price of $339.3 million plus $13.1 million related to an adjustment for working capital. We also acquired the capital stock of FM Vending for $2.2 million, net of cash acquired.

        In June 2005, we completed the purchase of a 49 percent equity investment in Quadrant-Amroq Bottling Company, Limited (“QABCL”). We acquired capital stock of QABCL for $51.0 million.

Contents

        Financing Activities. Our total debt increased $429.0 million to $1,577.6 million at the end of the first half of 2005, from $1,148.6 million at the end of fiscal year 2004. In the first half of 2005, we issued $300 million of notes due January 2015 with a coupon rate of 4.875 percent. Net proceeds from the transaction were $297.0 million, which reflected the reduction for discount and issuance costs. The proceeds from this issuance were used to fund the acquisition of CIC.

        In May 2005, we issued two long-term notes. We issued $250 million of notes due May 2017 with a coupon rate of 5.0 percent and $250 million of notes due May 2035 with a coupon rate of 5.5 percent. Net proceeds from these issuances were $246.2 million for each respective issuance, which reflected the reduction for discount and issuance costs. The proceeds from this issuance were used, in part, to fund the debt tender offer in May 2005.

        In May 2005, we completed a cash tender offer related to $550 million of our outstanding debt. The total amount of securities tendered was $388.0 million. As a result of the tender offer we recorded a loss on the early extinguishment of debt in the first half of 2005 of $5.6 million ($3.5 million after taxes), which is recorded in “Interest expense” on our Condensed Consolidated Statement of Income.

        We have a revolving credit facility under which we can borrow up to an aggregate of $500 million. This credit facility serves as a back up for our commercial paper program, and it is required by our credit rating agencies. Accordingly, we have a total of $500 million available under the commercial paper program and revolving credit facility combined. We had $150.0 million of commercial paper borrowings at the end of the first half of 2005, compared to $59.5 million at the end of fiscal year 2004. The increase in commercial paper borrowings was due to the funding of general operating expenses.

        During the first half of 2005, we repurchased 5.6 million shares of our common stock, of which $127.8 million was paid in the first half of 2005 and an additional $4.6 million was recorded in “Other current liabilities” at the end of the first half of 2005 in our Condensed Consolidated Balance Sheet for shares yet to be settled. In the same period in the prior year, we executed an accelerated stock repurchase program in which we repurchased 10 million shares of our common stock for $200.6 million. The issuance of common stock, including treasury shares for the exercise of stock options resulted in cash inflows of $45.7 million in the first half of 2005, compared to $56.1 million in the first half of 2004. On July 21, 2005, we announced our Board of Directors authorized the repurchase of 20 million additional shares under a previously authorized repurchase program.

        Our Board of Directors has declared quarterly dividends of $0.085 per share on PepsiAmericas common stock for the first and second quarters of 2005. Our Board of Directors reviews dividend declarations on a quarterly basis. We paid cash dividends of $23.4 million in the first half of 2005 based on this quarterly cash dividend rate. In the first half of 2004, we paid cash dividends of $21.2 million based on a quarterly dividend rate of $0.075 per share.

        See the Annual Report on Form 10-K for fiscal year 2004 for a summary of our contractual obligations as of the end of fiscal year 2004. There were no significant changes to such contractual obligations in the first half of 2005 except as discussed in Note 10 to the Condensed Consolidated Financial Statements. We believe that our operating cash flows are sufficient to fund our existing operations for the foreseeable future. In addition, we believe that with our operating cash flows, available lines of credit, and the potential for additional debt and equity offerings, we will have sufficient resources to fund our future growth and expansion opportunities. There are a number of options available to us and we continue to examine the optimal uses of our cash, including repurchasing our stock, reinvesting in our existing business and acquisitions with an appropriate economic return. Our primary focus is to continue to increase shareholder value through improving our adjusted return on invested capital.

        Discontinued operations. We continue to be subject to certain indemnification obligations, net of insurance, under agreements related to previously sold subsidiaries, including indemnification expenses for potential environmental and tort liabilities of these prior subsidiaries. There is significant uncertainty in assessing our potential expenses for complying with our indemnification obligations, as the determination of such amounts is subject to various factors, including possible insurance recoveries and the allocation of liabilities among other potentially responsible and financially viable parties. Accordingly, the ultimate settlement and timing of cash requirements related to such indemnification obligations may vary significantly from the estimates included in our financial statements. At the end of the first half of 2005, we had recorded $98.7 million in liabilities for future remediation and other related costs arising out of our indemnification obligations. This amount excludes possible insurance recoveries and is determined on an undiscounted cash flow basis. In addition, we have funded coverage pursuant to an insurance policy purchased in fiscal year 2002 (see Note 15 to the Condensed Consolidated Financial Statements), which reduces the cash required to be paid by us for certain environmental sites pursuant to our indemnification obligations. The Finite Funding amount recorded was $20.6 million at the end of the first half of 2005, of which $1.5 million is expected to be recovered in 2005 based on our expenditures, and thus, is included as a current asset.

Contents

        During the first half of 2005 and 2004, we paid approximately $4.2 million and approximately $3.6 million, respectively, related to such indemnification obligations, net of insurance settlements of $0.8 million and $5.0 million, respectively, as well as the benefit of taxes. We expect to spend approximately $15 million to $25 million in fiscal year 2005 for remediation and other related costs, excluding possible insurance recoveries (see Note 15 to the Condensed Consolidated Financial Statements for further discussion of discontinued operations and related environmental liabilities).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting for Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and is effective for accounting changes and error corrections made after December 31, 2005. Early adoption is also permitted. SFAS No. 154 requires that voluntary changes in accounting principles be applied retrospectively to all periods presented so that those financial statements contain a consistent application of the accounting principle. APB Opinion No. 20 previously required that most voluntary changes in accounting principles be reflected in the financial statements by showing the cumulative effect of the change for all periods prior to the change. The guidance in APB Opinion No. 20 regarding the correction of an error in previously issued financial statements and a change in accounting estimates was carried forward in SFAS No. 154.

        In December 2004, the FASB issued a revised SFAS No. 123, “Share-Based Payment.” Among its provisions, SFAS No. 123R will require us to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize the cost over the requisite service period. As issued, SFAS No. 123R would have become effective for us beginning in the third quarter of 2005. However, on April 14, 2005, the Securities and Exchange Commission adopted a rule that deferred the effective date to fiscal years beginning after June 15, 2005, which will make SFAS No. 123R effective for us beginning in fiscal year 2006. We currently use the intrinsic value method to account for stock-based employee compensation. As a result, the adoption of SFAS No. 123R is expected to reduce our net income in interim and annual periods after adoption. We believe the best indication of the approximate impact on net income of adopting the provisions of this revised Statement may be determined by reviewing the table set forth in Note 1 to the Condensed Consolidated Financial Statements under the heading “Stock-based compensation,” which shows that net income would have decreased by $0.5 million and $0.9 million for the second quarters of 2005 and 2004, respectively, and $0.01 per diluted share for the second quarter of 2005 with no impact on diluted earnings per share for the second quarter of 2004. For the first half of 2005 and 2004, net income would have decreased by $1.3 million and $1.8 million, respectively, and $0.01 per diluted share for each respective period. Also, upon adoption, we will be allowed to restate prior interim periods or prior years in accordance with a prescribed modified retrospective method. The modified retrospective treatment is not required and we have not yet determined whether we will restate prior periods. In addition, we have not determined the valuation method we will use to value options.

RELATED PARTY TRANSACTIONS

        We are a licensed producer and distributor of Pepsi carbonated and non-carbonated soft drinks and other non-alcoholic beverages in the U.S., Central Europe and the Caribbean. We operate under exclusive franchise agreements with soft drink concentrate producers, including “master” bottling and fountain syrup agreements with PepsiCo, Inc. for the manufacture, packaging, sale and distribution of PepsiCo branded products. The franchise agreements exist in perpetuity and contain operating and marketing commitments and conditions for termination. As of the end of the second quarter of 2005, PepsiCo beneficially owned 41.9 percent of PepsiAmericas’ common stock.

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

        We finalized an agreement with PepsiCo to receive a portion of a fructose settlement (see Note 2 to the Condensed Consolidated Financial Statements) related to the Heartland territories purchases from PepsiCo in 1999.

        We have an existing arrangement with a subsidiary of the Pohlad Companies related to the joint ownership of an aircraft. This transaction is not material to our Condensed Consolidated Financial Statements. Robert C. Pohlad, our Chairman and Chief Executive Officer, is the President and owner of approximately 33 percent of the capital stock of Pohlad Companies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        We are subject to various market risks, including risks from changes in commodity prices, interest rates and currency exchange rates, which are addressed below. In addition, please see Note 11 to the Condensed Consolidated Financial Statements.

Commodity Prices

        The risk from commodity price changes relates to our ability to recover higher product costs through price increases to customers, which may be limited due to the competitive pricing environment that exists in the soft drink business. We use derivative financial instruments to hedge price fluctuations for a portion of anticipated purchases of certain commodities used in our operations, including aluminum, natural gas, and diesel fuel. Because of the high correlation between such commodity prices and our cost of these products, we consider these hedges to be highly effective. As of the end of the second quarter of 2005, we have hedged a portion of our anticipated aluminum purchases through November 2006, natural gas purchases through November 2007, and we have hedged a portion of our anticipated diesel fuel purchases through December 2005.

Contents

Interest Rates

        In the second quarter of 2005, the risk from changes in interest rates was not material to our operations because a significant portion of our debt issues represented fixed rate obligations. Our floating rate exposure relates to changes in the six-month London Interbank Offered Rank (“LIBOR”) rate and the overnight Federal Funds rate. Assuming consistent levels of floating rate debt with those held at the end of the second quarter of 2005, a 50 basis point (0.5 percent) change in each of these rates would not have had a significant impact on our second quarter and first half of 2005 interest expense. We had cash equivalents throughout the second quarter and first half of 2005, principally invested in money market funds, which were most closely tied to overnight Federal Funds rates. Assuming a 50 basis-point change in the rate of interest associated with our cash equivalents at the end of the second quarter of 2005, interest income for the second quarter and first half of 2005 would not have changed by a significant amount.

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

        Based on net sales, non-U.S. operations represented approximately 15 percent of our total operations in the second quarter and first half of 2005 for each respective period. Changes in currency exchange rates impact the translation of the non-U.S. operations’ results from their local currencies into U.S. dollars. If the currency exchange rates had changed by ten percent in the second quarter and first half of 2005, we estimate the impact on reported operating income for those periods would not have been significant. Our estimate reflects the fact that a portion of the non-U.S. operations costs are denominated in U.S. dollars, including concentrate purchases. This estimate does not take into account the possibility that rates can move in opposite directions and that gains in one category may or may not be offset by losses from another category.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

        We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be disclosed in our periodic SEC filings, is accumulated and timely communicated to management. At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, at the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

        During the second quarter of 2005, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Contents

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings.

No new legal proceedings and no material changes to previously reported legal proceedings to be reported for the second quarter of 2005.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(c) Our share repurchase program activity for each of the three months and the quarter ended July 2, 2005 was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Share Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 3, - April 30, 2005	1,343,700	$23.38	17,800,201	2,199,799
May 1, - May 28, 2005	199,799	$24.94	18,000,000	2,000,000
May 29, - July 2, 2005	1,377,000	$25.11	19,377,000	623,000

For the Quarter Ended July 2, 2005	2,920,499	$24.30

(1) Represents shares purchased in open-market transactions pursuant to our publicly announced repurchase program

(2) Includes commissions of $0.02 per share.

(3) On December 19, 2002, we announced that our Board of Directors authorized the repurchase of 20 million shares under a previously authorized repurchased program. This repurchase authorization does not have a scheduled expiration date. As of July 19, 2005, there were no shares remaining under this authorization.

(3) On July 21, 2005, we announced that our Board of Directors authorized the repurchase of 20 million additional shares under a previously authorized repurchase program. This repurchase authorization does not have a scheduled expiration date. Because this authorization took place outside the second quarter of 2005, the shares purchasable under such authorization are not included in the numbers presented in this column.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	We held our Annual Meeting of Shareholders on April 28, 2005.

(b)	Election of Directors

The following persons, who together constitute all of the members of our Board of Directors, were elected at the Annual Meeting of Shareholders to serve as directors for the ensuing year:

Herbert M. Baum	James R. Kackley
Richard G. Cline	Matthew M. McKenna
Pierre S. du Pont	Robert C. Pohlad
Archie R. Dykes	Cynthia Swanson
Jarobin Gilbert, Jr.

(c)	Matters Voted Upon

Proposal 1: Election of Directors

The following votes were recorded with respect to this proposal:

	Votes For	Votes Withheld

Herbert M. Baum	126,997,113	3,360,073
Richard G. Cline	127,801,467	2,555,719
Pierre S. du Pont	127,796,940	2,560,246
Archie R. Dykes	127,792,939	2,564,196
Jarobin Gilbert, Jr.	127,698,157	2,661,028
James R. Kackley	129,060,692	1,296,493
Matthew M. McKenna	127,885,090	2,472,096
Robert C. Pohlad	127,679,794	2,677,392
Cynthia Swanson*	127,895,625	2,461,560

*Cynthia Swanson resigned from the Board of Directors effective June 30, 2005.
31

Contents Proposal 2: Ratification of Appointment of Independent Registered Public Accountants

The following votes were recorded with respect to the ratification of the appointment of KPMG LLP as independent registered public accountants to audit our financial statements for fiscal year 2005:

Votes for	129,653,637
Votes against	590,456
Votes abstaining	113,091
Broker non-votes	–

         Proposal 3: Shareholder Proposal - Chairman/CEO Separation

The following votes were recorded with respect to a proposed amendment to our bylaws concerning requirements for serving as Chairman of the Board:

Votes for	16,416,140
Votes against	105,434,103
Votes abstaining	314,905
Broker non-votes	8,191,846

         Proposal 4: Shareholder Proposal—Recycling Strategy

The following votes were recorded with respect to a proposal that the Board of Directors review the recyclability of our beverage containers

Votes for	5,294,288
Votes against	112,939,157
Votes abstaining	3,931,702
Broker non-votes	8,191,846

(d).	Not applicable

Item 6.	Exhibits

See "Exhibit Index."

Contents

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2005	PEPSIAMERICAS, INC.

By: /s/ ALEXANDER H. WARE
Alexander H. Ware. Executive Vice President and Chief Financial Officer (As Chief Accounting Officer and Duly Authorized Officer of PepsiAmericas, Inc.)

33

Contents

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Underwriting Agreement by and among PepsiAmericas, Inc., Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Wachovia Capital Markets, LLC, BNP Paribas Securities Corp, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and Loop Capital Markets, LLC, dated May 11, 2005 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed May 17, 2005).

10.2	Terms Agreement by and among PepsiAmericas, Inc., Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Wachovia Capital Markets, LLC, BNP Paribas Securities Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and Loop Capital Markets, LLC, dated May 11, 2005.

10.3	Rule 10b5-1 Trading Plan between PepsiAmericas, Inc. and Banc of America Securities LLC, dated May 23, 2005 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed May 23, 2005).

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

