Form 10-Q
period 2005-10-01
PEPSIAMERICAS INC/IL/
filed 2005-11-07
CIK 1084230

 Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005

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

YES	/x/	NO	/ /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES	/x/	NO	/ /

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

YES	/ /	NO	/x/

As of October 28, 2005 the Registrant had 133,609,015 outstanding shares of common stock, par value $0.01 per share, the Registrant's only class of common stock.

Contents

PEPSIAMERICAS, INC. FORM 10-Q THIRD QUARTER 2005

Contents

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

PEPSIAMERICAS, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited and in millions, except per share data)

	Third Quarter		First Nine Months
	2005	2004	2005	2004
Net sales	$982.9	$883.3	$2,831.7	$2,530.6
Cost of goods sold	569.8	506.5	1,637.5	1,449.6

Gross profit	413.1	376.8	1,194.2	1,081.0
Selling, delivery and administrative expenses	293.6	269.2	890.5	810.5
Fructose settlement	(1.8)	–	(15.1)	–
Special charges, net	–	0.5	2.5	2.3

Operating income	121.3	107.1	316.3	268.2
Interest expense, net	(22.3)	(13.0)	(67.5)	(45.1)
Other income (expense), net	(1.9)	0.1	(3.3)	2.6

Income before income taxes and equity in net income (loss) of nonconsolidated companies	97.1	94.2	245.5	225.7
Income taxes	36.6	29.9	91.6	79.1
Equity in net income (loss) of nonconsolidated companies	3.2	–	3.2	(0.1)

Net income	$63.7	$64.3	$157.1	$146.5

Weighted average common shares:
Basic	134.2	136.8	135.7	139.9
Incremental effect of stock options and awards	2.5	2.4	2.4	2.6

Diluted	136.7	139.2	138.1	142.5

Net income per share:
Basic	$0.47	$0.47	$1.16	$1.05
Diluted	0.47	0.46	1.14	1.03

Cash dividends per share	$0.085	$0.075	$0.255	$0.225

See accompanying notes to condensed consolidated financial statements.

Contents

PEPSIAMERICAS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited and in millions, except per share data)

	End of Third Quarter 2005	End of Fiscal Year 2004
ASSETS:
Current assets:
Cash and equivalents	$109.8	$74.9
Receivables, net	229.2	190.5
Inventories	206.4	177.8
Other current assets	73.9	86.3

Total current assets	619.3	529.5
Property (at cost)	2,293.6	2,225.5
Accumulated depreciation	(1,214.0)	(1,125.5)

Net property	1,079.6	1,100.0
Goodwill and intangible assets, net	2,113.3	1,769.4
Other assets	126.4	130.9

Total assets	$3,938.6	$3,529.8

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Short-term debt, including current maturities of long-term debt	$267.8	$142.0
Payables	212.3	181.8
Other current liabilities	209.7	197.3

Total current liabilities	689.8	521.1
Long-term debt	1,282.8	1,006.6
Deferred income taxes	153.0	149.6
Other liabilities	225.9	229.3

Total liabilities	2,351.5	1,906.6

Shareholders' equity:
Preferred stock ($0.01 par value, 12.5 million shares authorized; no shares issued)	–	–
Common stock ($0.01 par value, 350 million shares authorized; 167.6 million shares
issued - 2005 and 2004)	1,543.5	1,535.3
Retained income	701.8	579.6
Unearned stock-based compensation	(19.2)	(8.7)
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	14.5	35.8
Net unrealized investment and hedging gains	3.3	14.0
Minimum pension liability	(33.8)	(33.8)

Accumulated other comprehensive income (loss)	(16.0)	16.0
Treasury stock, at cost (33.0 million shares - 2005 and 29.0 million shares - 2004)	(623.0)	(499.0)

Total shareholders' equity	1,587.1	1,623.2

Total liabilities and shareholders' equity	$3,938.6	$3,529.8

See accompanying notes to condensed consolidated financial statements.

Contents

PEPSIAMERICAS, INC CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in millions)

	First Nine Months
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$157.1	$146.5
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	139.8	131.7
Deferred income taxes	(3.8)	18.0
Special charges, net	2.5	2.3
Cash outlays related to special charges	(1.2)	(2.3)
Gain on sale of investment	–	(5.2)
Other	11.8	11.2
Changes in assets and liabilities, exclusive of acquisitions:
Increase in securitized receivables	–	100.0
Increase in remaining receivables	(17.5)	(23.7)
Increase in inventories	(18.1)	(5.7)
Increase (decrease) in payables	1.3	(23.1)
Increase in income taxes payable	12.0	12.8
Net change in other assets and liabilities	22.5	(5.5)

Net cash provided by operating activities of continuing operations	306.4	357.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(98.4)	(79.9)
Acquisitions, net of cash acquired	(354.6)	(21.2)
Proceeds from sales of property	3.4	2.0
Purchase of equity investment	(51.0)	–
Proceeds from sale of investment	–	5.2

Net cash used in investing activities	(500.6)	(93.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings of short-term debt	52.9	75.1
Proceeds from issuance of long-term debt	793.3	–
Repayment of long-term debt	(451.4)	(150.9)
Treasury stock purchases	(196.1)	(201.4)
Issuance of common stock	59.6	59.5
Cash dividends	(23.6)	(31.6)

Net cash provided by (used in) financing activities	234.7	(249.3)

Net cash used in discontinued operations	(6.9)	(4.4)
Effects of exchange rate changes on cash and equivalents	1.3	0.2

Change in cash and equivalents	34.9	9.6
Cash and equivalents at beginning of year	74.9	69.0

Cash and equivalents at end of third quarter	$109.8	$78.6

See accompanying notes to condensed consolidated financial statements.

Contents

PEPSIAMERICAS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Significant Accounting Policies

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

Our fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31st. Our 2004 fiscal year contained 52 weeks and ended January 1, 2005. Our third quarter and first nine months of 2005 and 2004 were based on the thirteen and thirty-nine weeks ended October 1, 2005 and October 2, 2004, respectively. Our business is highly seasonal; accordingly, the operating results of any individual quarter may not be indicative of a full year’s operating results.

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

Options to purchase the following shares were not included in the computation of diluted net income per share because the exercise price was greater than the average market price of the common shares during the related period:

	Third Quarter		First Nine Months

	2005	2004	2005	2004

Shares under options outstanding	471,410	2,525,356	471,410	2,525,356
Weighted-average exercise price per share	$24.79	$23.00	$24.79	$23.00

Reclassifications — Certain amounts in the prior period Condensed Consolidated Financial Statements have been reclassified to conform to the current year presentation.

Stock-based compensation – We use the intrinsic value method of accounting for our stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock-based employee compensation cost for options is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense for restricted stock awards is reflected in net income, and this expense is recognized ratably over the awards’ vesting periods. The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

Contents

The table (in millions, except per share data) is presented pursuant to amended disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”

	Third Quarter		First Nine Months

	2005	2004	2005	2004

Net income, as reported	$63.7	$64.3	$157.1	$146.5
Add: Total stock-based compensation expense included in net income as reported, net of tax	1.6	1.3	4.9	3.8
Deduct: Total stock-based compensation expense determined under fair value based method for all options and restricted stock awards, net of tax	(2.2)	(2.2)	(6.8)	(6.5)

Pro forma net income	$63.1	$63.4	$155.2	$143.8

Net income per share:
Basic: As reported	$0.47	$0.47	$1.16	$1.05

Pro forma	$0.47	$0.46	$1.14	$1.03

Diluted: As reported	$0.47	$0.46	$1.14	$1.03

Pro forma	$0.46	$0.46	$1.12	$1.01

The Black-Scholes model and the assumptions presented in the following table were used to estimate the fair values of the options. We did not grant any options during the third quarter of 2004. The weighted-average estimated fair value, at the dates of grant, of option grants in the first nine months of 2004 was $4.66. Only restricted shares were issued under the 2000 Stock Incentive Plan in the first nine months of 2005, and no options were granted in the first nine months of 2005. The above pro forma compensation costs measured for options and restricted stock awards are recognized ratably over the vesting period, which is typically three years.

2004
Risk-free interest rate	3.1%
Expected dividend yield	1.6%
Expected volatility	27.0%
Estimated lives of options (in years)	5.0

Recently issued accounting pronouncements – In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting for Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and is effective for accounting changes and error corrections made after December 31, 2005. Early adoption is also permitted. SFAS No. 154 requires that voluntary changes in accounting principles be applied retrospectively to all periods presented so that those financial statements contain a consistent application of the accounting principle. APB Opinion No. 20 previously required that most voluntary changes in accounting principles be reflected in the financial statements by showing the cumulative effect of the change for all periods prior to the change. The guidance in APB Opinion No. 20 regarding the correction of an error in previously issued financial statements and a change in accounting estimates was carried forward in SFAS No. 154. We plan to adopt this standard in fiscal year 2006.

In December 2004, the FASB issued a revised SFAS No. 123, “Share-Based Payment.” Among its provisions, SFAS No. 123R will require us to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize the cost over the requisite service period. As issued, SFAS No. 123R would have become effective for us beginning in the third quarter of 2005. However, on April 14, 2005, the Securities and Exchange Commission adopted a rule that deferred the effective date to fiscal years beginning after June 15, 2005, which will make SFAS No. 123R effective for us beginning in fiscal year 2006. As described above, we currently use the intrinsic value method to account for stock-based employee compensation. As a result, the adoption of SFAS No. 123R is expected to reduce our net income in interim and annual periods after adoption. We believe the best indication of the approximate impact on net income of adopting the provisions of this revised Statement may be determined by reviewing the table above under the heading “Stock-based compensation,” which shows that net income would have decreased by $0.6 million and $0.9 million for the third quarters of 2005 and 2004, respectively, and $0.01 per diluted share for the third quarter of 2005 with no impact on diluted earnings per share for the third quarter of 2004. For the first nine months of 2005 and 2004, net income would have decreased by $1.9 million and $2.7 million, respectively, and $0.02 per diluted share for each respective period. Also, upon adoption, we will be allowed to restate prior interim periods or prior years in accordance with a modified retrospective method. The modified retrospective treatment is not required and we have not yet determined whether we will restate prior periods. We are currently evaluating the impact of this proposed standard on our Consolidated Financial Statements.

Contents

2.	Fructose Settlement

In the third quarter of 2005, we recorded a gain of $1.8 million before taxes related to an additional distribution from the settlement of a class action lawsuit (In re: High Fructose Corn Syrup Antitrust Litigation, MDL, No. 1087, Master File No. 95-1447, in the United States District Court for the Central District of Illinois, Peoria Division). The lawsuit alleged price fixing related to high fructose corn syrup purchased in the U.S. from July 1, 1991 through June 30, 1995. The amount received in the third quarter of 2005 related to the Heartland territories purchased from PepsiCo in 1999. For the first nine months of 2005, we recorded a gain of $15.1 million related to this transaction. We expect to receive additional distributions in the fourth quarter of 2005, which are estimated to be approximately $1.7 million before taxes.

3.	Special Charges

In the first nine months of 2005, we recorded special charges of $2.5 million ($1.6 million after tax) in Central Europe, primarily for the realignment of our Central European headquarters and the consolidation of certain production facilities as we continue to rationalize our cost structure. These special charges were primarily for severance costs and related benefits and asset write-downs.

We recorded special charges of $0.5 million ($0.3 million after tax) in the third quarter of 2004 and $2.3 million ($1.4 million after tax) in the first nine months of 2004 in Central Europe. The special charges recorded in the third quarter and first nine months of 2004 included $0.5 million and $1.7 million, respectively, of severance costs and related benefits associated with a reduction in the workforce in Central Europe as we continued to rationalize the cost structure. In addition, we recorded special charges of $0.6 million in Hungary related to the continued modification of our distribution strategy to increase utilization of third party distributors in more remote areas. These special charges in Hungary were primarily for severance costs and related benefits.

        The following table summarizes activity associated with the special charges (in millions):

	2005 Charge	2004 Charge	2002 Charge	Total

Accrued liabilities as of fiscal year end 2004 (employee-related, lease cancellation and other costs)	$–	$0.1	$0.1	$0.2
Central Europe special charges	2.5	–	–	2.5
Expenditures for employee-related and other costs	(1.2)	–	–	(1.2)
Asset write-downs	(1.1)	–	–	(1.1)

Accrued liabilities at the end of the third quarter of 2005	$0.2	$0.1	$0.1	$0.4

All of the special charges we recorded during 2003 were utilized by the end of fiscal year 2003 and thus are not reflected in the table above. The total accrued liabilities remaining as of the end of the third quarter of 2005 are comprised of deferred severance payments and certain employee benefits and other costs. We expect to pay a significant portion of the special charge liability of $0.4 million using cash from operations during the next twelve months; accordingly, such amounts are classified as “Other current liabilities” in the Condensed Consolidated Balance Sheet.

Contents

4.	Interest Expense, Net

        Interest expense, net, is comprised of the following (in millions):

	Third Quarter		First Nine Months
	2005	2004	2005	2004
Interest expense	$(22.8)	$(15.7)	$(70.4)	$(47.9)
Interest income	0.5	2.7	2.9	2.8

Interest expense, net	$(22.3)	$(13.0)	$(67.5)	$(45.1)

In the first nine months of 2005, interest expense included $5.6 million ($3.5 million after tax) related to the loss on the early extinguishment of debt. See Note 10 for further discussion.

In the first nine months of 2005, interest income included $1.5 million ($0.9 million after tax) related to interest income associated with the real estate tax appeals refund on a previously sold parcel of land in downtown Chicago.

In the third quarter and first nine months of 2004, interest income included $0.8 million related to a state income tax refund and $1.1 million related to the settlement of certain state tax audits. See Note 5 for further discussion.

5.	Income Taxes

The effective income tax rate, which is income tax expense expressed as a percentage of income from continuing operations before income taxes and equity in net income (loss) of nonconsolidated companies, was 37.7 percent in the third quarter of 2005 compared to 31.7 percent in the third quarter of 2004. Several items impacted our effective tax rate for the third quarter of 2004. In the third quarter of 2004, we recorded a $2.8 million benefit relating to the reversal of certain tax liabilities due to the settlement of income tax audits through the 2002 tax year. In addition, we recorded a $2.6 million benefit, net of taxes, relating to a state income tax refund. In the aggregate, these significant items for the third quarter of 2004 reduced our effective income tax rate by approximately 5.8 percent.

The effective income tax rate was 37.3 percent for the first nine months of 2005 compared to 35.1 percent for the first nine months of 2004. Several significant items impacted our effective rate for the first nine months of 2005 and 2004. For the first nine months of 2005, we recorded a $0.9 million benefit from a state income tax law change in Ohio, which reduced our effective income tax rate by approximately 0.4 percent. For the first nine months of 2004, our effective income tax rate was favorably impacted by the items previously discussed, which reduced our effective income tax rate by approximately 2.4 percent.

6.	Comprehensive Income

Our comprehensive income was as follows (in millions):

	Third Quarter		First Nine Months

	2005	2004	2005	2004

Net income	$63.7	$64.3	$157.1	$146.5
Minimum pension liability adjustment	–	–	–	(2.2)
Foreign currency translation adjustment	2.6	6.6	(21.3)	4.5
Net unrealized investment and hedging gains (losses)	0.3	2.8	(10.7)	11.2

Comprehensive income	$66.6	$73.7	$125.1	$160.0

Net unrealized investment and hedging gains (losses) are presented net of tax expense of $0.2 million and net of tax benefit of $6.5 million in the third quarter and first nine months of 2005, respectively, and net of tax expense of $1.7 million and $6.7 million in the third quarter and first nine months of 2004, respectively. The minimum pension liability adjustment is shown net of an income tax benefit of $1.3 million in the first nine months of 2004.

Contents

7.	Inventory

As of the end of the third quarter of 2005, our inventory was comprised of approximately 44 percent raw materials and supplies and 56 percent finished goods. This mix is relatively consistent with the mix of inventory at the end of fiscal year 2004.

8.	Acquisitions and Investments

On January 10, 2005, we completed the acquisition of Central Investment Corporation (“CIC”). CIC has bottling operations in Southeast Florida and Central Ohio. We acquired the capital stock of CIC, the seventh largest Pepsi bottler in the U.S., for a purchase price of $339.3 million plus $13.1 million related to an adjustment for working capital and $0.5 million for acquisition-related costs. At the date of closing, $8.4 million of the working capital adjustment was paid to the seller and a final payment of $4.7 million was paid in the second quarter of 2005. Our cost to acquire CIC has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values. This allocation is subject to adjustment when additional information concerning asset and liability valuations is finalized. We have preliminarily allocated $298.0 million to acquired goodwill, representing the excess of the purchase price over the estimated fair value of net assets acquired, and we assigned this goodwill to the U.S. geographic segment. We are in the process of valuing the intangibles acquired in connection with the CIC transaction and expect to complete that valuation in the fourth quarter of 2005. It is expected that a majority of the acquired goodwill will be reclassified to franchise rights, which are not amortized since they are granted in perpetuity. The assets acquired and liabilities assumed consisted primarily of cash, working capital, fixed assets and capital lease obligations. The results of operations of CIC since the date of the acquisition are included in the Condensed Consolidated Statements of Income.

Included in the acquisition purchase price allocation for CIC were restructuring charges, which reflect severance costs we will incur to effect the integration plan for CIC’s operations. A liability of $1.6 million was established to reduce headcount by 75 employees. As of the end of the third quarter of 2005, 52 employees have been terminated. During the third quarter of 2005, we made severance payments of $0.3 million, resulting in an ending balance of $1.3 million for this liability. We expect the integration to be completed during the first quarter of 2006.

On March 31, 2005, we completed the acquisition of FM Vending. We agreed to acquire the capital stock of FM Vending for a purchase price of $2.2 million, net of cash acquired. Our cost to acquire FM Vending has been preliminarily allocated to assets acquired and liabilities assumed according to estimated fair values. This allocation is subject to adjustment when additional information concerning asset and liability valuations is finalized. The preliminary allocation has resulted in acquired goodwill of approximately $2.1 million, which we have assigned to the U.S. geographic segment. The assets acquired and liabilities assumed consisted primarily of cash, working capital and fixed assets. The results of operations of FM Vending since the date of the acquisition are included in the Condensed Consolidated Statements of Income.

On June 16, 2005, we acquired a 49 percent minority interest in Quadrant-Amroq Bottling Company Limited (“QABCL”), a holding company that, through its subsidiaries, produces, sells and distributes Pepsi and other beverages throughout Romania and Moldova. We paid $51.0 million for this investment which we recorded under the equity method in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” We have preliminarily allocated $46.6 million to acquired goodwill, representing the excess of the purchase price over the underlying estimated fair value of net assets of QABCL. We assigned this goodwill to the Central Europe geographic segment. Due to the timing of the receipt of available financial information from QABCL, we will record the equity in net income on a one-month lag basis. Equity in net income for the third quarter and first nine months of 2005 were $3.2 million for each respective period. These amounts are recorded in “Equity in net income (loss) of nonconsolidated companies” in the Condensed Consolidated Statements of Income.

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

Contents

If these businesses had been acquired at the beginning of fiscal years 2005 and 2004, respectively, revenue, net income and earnings per share would not differ significantly from the amounts reported in the Condensed Consolidated Financial Statements for the third quarters of 2005 and 2004 and for the first nine months of 2005 and 2004. Therefore, pro forma information is not required.

9.	Intangible Assets and Goodwill

The changes in the carrying value of goodwill by geographic segment for the first nine months of 2005 were as follows (in millions):

	U.S.	Central Europe	Caribbean	Total

Balance at end of year 2004	$1,688.6	$37.5	$20.1	$1,746.2
Acquisitions	300.1	46.6	(2.4)	344.3
Cumulative translation adjustment	–	(3.1)	–	(3.1)

Balance at end of third quarter of 2005	$1,988.7	$81.0	$17.7	$2,087.4

	As of End of Third Quarter 2005		As of End of Fiscal Year 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Non-compete agreements	$0.5	$(0.3)	$1.2	$(0.9)
Franchise and distribution agreements	3.6	(1.0)	3.7	(1.0)

Total	$4.1	$(1.3)	$4.9	(1.9)

Unamortized intangible assets:
Franchise and distribution agreements	$20.5		$17.6
Pension intangible assets	2.6		2.6

Total	$27.2		$25.1

Aggregate amortization expense:
For third quarter ended 2005 and 2004	$0.1	$0.1
For first nine months ended 2005 and 2004	$0.2	$0.3

In the first quarter of 2005, we acquired CIC and FM Vending resulting in an increase to goodwill in the U.S. of $298.3 million. We recorded certain adjustments of $1.8 million associated with the CIC acquisition, which includes the $1.6 million restructuring liability associated with the integration of the CIC operations into our business.

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

In the second quarter of 2005, we acquired a 49 percent minority interest in QABCL. As a result we recorded $49.4 million of goodwill associated with the transaction. In the third quarter of 2005, we recorded a $2.8 million decrease to goodwill related to adjustments to the valuation of assets and liabilities at the date of acquisition.

Contents

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

In May 2005, we issued $250 million of notes with a coupon rate of 5.0 percent due May 2017. Net proceeds from this transaction were $246.1 million, which reflected the reduction for the discount of $2.0 million and debt issuance costs of $1.9 million. We also issued $250 million of notes with a coupon rate of 5.5 percent due May 2035. Net proceeds from this transaction were $246.2 million, which reflected the reduction for the discount of $1.5 million and debt issuance costs of $2.3 million. A portion of the proceeds from the issuances was used to fund the cash tender offer of three outstanding debt notes. The notes were issued from our Registration Statement. After the issuance of the $300 million of notes in January 2005 and the $500 million of notes in May 2005, there was $200 million in debt securities available for issuance under the Registration Statement at the end of the third quarter of 2005.

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

Cash Flow Hedges – We enter into derivative financial instruments to hedge against volatility in future cash flows on anticipated aluminum purchases, the prices of which are indexed to aluminum market prices. We consider these hedges to be highly effective, because of the high correlation between aluminum commodity prices and our contractual cost of aluminum. We have hedged a portion of our U.S. aluminum requirements through November 2006. As of the end of the third quarter of 2005 and fiscal year end 2004, we had deferred $0.8 million (net of $0.5 million in deferred income taxes) and $2.5 million (net of $1.5 million in deferred income taxes) of aluminum hedging gains, respectively, in “Accumulated other comprehensive income (loss).” We expect to reclassify a majority of the deferred aluminum hedging gains as of the end of the third quarter of 2005 into cost of goods sold during the next 12 months.

Beginning in fiscal year 2004, we entered into derivative financial instruments to hedge against volatility in future cash flows on anticipated natural gas purchases, the prices of which are indexed to natural gas market prices. Due to the high correlation between natural gas commodity prices and our contractual cost of natural gas, we consider these hedges to be highly effective. We have hedged a portion of our anticipated natural gas purchases through November 2007. As of the end of the third quarter of 2005 and fiscal year end 2004, we had deferred $1.2 million (net of $0.7 million in deferred income taxes) of natural gas hedging gains and $0.1 million (net of $0.1 million in deferred income taxes) of natural gas hedging losses, respectively, in “Accumulated other comprehensive income (loss).” We expect to reclassify a majority of the deferred natural gas hedging gains as of the end of the third quarter of 2005 into cost of goods sold during the next two years.

Beginning in fiscal year 2004, we entered into derivative financial instruments to hedge against the volatility in future cash flows on anticipated diesel fuel purchases, the prices of which are indexed to heating oil market prices. Due to the high correlation between heating oil commodity prices and our cost of diesel fuel, we consider these hedges to be highly effective. We have hedged a portion of our anticipated diesel fuel purchases through December 2005. As of the end of the third quarter of 2005 and fiscal year end 2004, we had deferred $0.9 million (net of $0.6 million in deferred income taxes) of heating oil hedging gains and $0.5 million (net of $0.3 million in deferred income taxes) of heating oil hedging losses, respectively, in “Accumulated other comprehensive income (loss).” We expect to reclassify a majority of the deferred heating oil hedging gains as of the end of the third quarter of 2005 into cost of goods sold during the next 4 months.

Contents

In anticipation of a long-term debt issuance in January 2005, we had entered into treasury rate lock instruments with an aggregate notional amount of $300.0 million. We accounted for these treasury rate lock instruments as cash flow hedges, as the treasury rate lock instruments hedged against the variability of interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt. These treasury rate locks are considered highly effective in eliminating the variability of cash flows associated with the forecasted debt issuance. Concurrent with the debt issuance in the first quarter of 2005, we received $2.7 million upon settlement of the treasury rate locks. As of the end of the third quarter of 2005 and fiscal year end 2004, we had deferred approximately $1.5 million (net of $0.9 million in deferred income taxes) and $1.6 million (net of $1.0 million in deferred income taxes) of treasury rate lock gains, respectively, in “Accumulated other comprehensive income (loss).” Amounts included in “Accumulated other comprehensive income (loss)” will be reclassified into earnings commensurate with the recognition of interest expense related to the debt issued in January 2005.

In anticipation of a long-term debt issuance in May 2005, we had entered into treasury rate lock instruments during the second quarter of 2005 with an aggregate notional amount of $200.0 million. We accounted for these treasury rate lock instruments as cash flow hedges, as the treasury rate lock instruments hedged against the variability of interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt. These treasury rate locks are considered highly effective in eliminating the variability of cash flows associated with the forecasted debt issuance. Concurrent with the debt issuance in the second quarter of 2005, we paid $0.7 million upon settlement of the treasury rate locks. As of the end of the third quarter of 2005, we had deferred approximately $0.4 million (net of $0.3 million in deferred income taxes) of treasury rate lock losses in “Accumulated other comprehensive income (loss).” Amounts included in “Accumulated other comprehensive income (loss)” will be reclassified into earnings commensurate with the recognition of interest expense related to the debt issued in May 2005.

In anticipation of a long-term debt issuance in February 2006, we entered into a forward starting swap agreement with an aggregate notional amount of $300.0 million in fiscal year 2004. We accounted for this forward starting swap as a cash flow hedge, as the swap hedges against the variability of interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt. We accelerated the timing of the debt issuance to May 2005 and we paid $6.1 million upon settlement of the forward starting swap. As of the end of the third quarter of 2005 and fiscal year end 2004, we had deferred $3.8 million (net of $2.3 million in deferred income taxes) and $0.9 million (net of $0.6 million in deferred income taxes) of forward starting swap losses, respectively, in “Accumulated other comprehensive income (loss),” as this forward starting swap agreement was considered highly effective in eliminating the variability of interest payments on the forecasted fixed-rate debt issuance. The amount included in “Accumulated other comprehensive income (loss)” will be reclassified into earnings commensurate with the recognition of interest expense related to the debt issued in May 2005 for the period between February 2006 and February 2016, the designated hedge period, as these interest payments are deemed to be highly probable.

In anticipation of the long-term debt issuance in the first quarter of 2003, we entered into a treasury rate lock agreement with an aggregate notional amount of $150.0 million. We accounted for this treasury rate lock as a cash flow hedge, as the treasury rate lock hedged against the variability of interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt. We settled the treasury rate lock for $1.2 million concurrent with our debt issuance in the first quarter of 2003. We consider this treasury rate lock agreement to be highly effective in eliminating the variability of interest payments on the forecasted debt issuance. At the end of the third quarter of 2005 and fiscal year 2004, we had deferred approximately $0.6 million (net of $0.4 million in deferred income taxes) and $1.4 million (net of $0.9 million in deferred income taxes) of losses, respectively, in “Accumulated other comprehensive income (loss)". These amounts also include the deferred losses of the treasury rate lock settled in fiscal year 2002. The remaining amounts for the 2002 and 2003 treasury rate locks included in “Accumulated other comprehensive income (loss)” are reclassified into earnings commensurate with the recognition of the interest expense on the issued debt.

Contents

Fair Value Hedges – Periodically, we enter into interest rate swap contracts to convert a portion of our fixed rate debt to floating rate debt, with the objective of reducing overall borrowing costs. We account for these swaps as fair value hedges, since they hedge against the change in fair value of fixed rate debt resulting from fluctuations in interest rates. In the third quarter of 2004, we terminated all outstanding interest rate swap contracts and received $14.4 million for the fair value of the interest rate swap contracts. Amounts included in the cumulative fair value adjustment to long-term debt will be reclassified into earnings commensurate with the recognition of the related interest expense. At the end of the third quarter of 2005 and fiscal year end 2004, the cumulative fair value adjustments to long-term debt were $9.4 million and $12.0 million, respectively.

12.	Pension and Other Postretirement Benefit Plans

	Third Quarter		First Nine Months
	2005	2004	2005	2004
Service cost	$0.9	$0.8	$2.5	$2.5
Interest cost	2.4	2.3	7.2	6.8
Expected return on plan assets	(2.9)	(2.8)	(8.8)	(8.5)
Amortization of prior service cost	–	(0.2)	–	(0.5)
Amortization of net loss	0.5	0.4	1.7	1.4

Net periodic pension cost	$0.9	$0.5	$2.6	$1.7

As of the end of the third quarter of 2005, we have contributed $6.7 million to the plans. We expect to make approximately $10 million of additional contributions in the fourth quarter of 2005. We anticipate contributing approximately $10 million in fiscal year 2006.

13.	Stock Awards

In the first nine months of 2005, we granted 881,359 restricted shares at a weighted-average fair value (at the date of grant) of $22.55 to key members of management and members of our Board of Directors under our 2000 Stock Incentive Plan (the “Plan”). We recognized compensation expense of $2.6 million and $2.1 million in the third quarter of 2005 and 2004, respectively, and $7.8 million and $6.1 million in the first nine months of 2005 and 2004, respectively, related to grants made in 2005 and previous years. At the end of the third quarter 2005, there were 1,654,197 unvested restricted shares outstanding under the Plan.

14.	Supplemental Cash Flow Information

Net cash provided by operating activities reflected cash payments and receipts for interest and income taxes as follows (in millions):

	First Nine Months
	2005	2004
Interest paid	$69.8	$52.3
Interest received	3.1	0.3
Income taxes paid, net of refunds	54.2	49.9

Income taxes paid, net of refunds includes $12.8 million of tax refunds received in the first nine months of 2005 relating to a the utilization of a portion of our net operating loss carryforwards for tax returns filed through fiscal year 2002.

15.	Environmental and Other Commitments and Contingencies

Current Operations. We facilitate compliance with federal, state and local laws and regulations relating to materials used in production and to the discharge or emission of wastes, and such other laws and regulations relating to the protection of the environment. The capital costs of such management and compliance, including the modification of existing plants and the installation of new manufacturing processes, are not material to our continuing operations.

Contents

We are defendants in lawsuits that arise in the ordinary course of business, none of which is expected to have a material adverse effect on our financial condition, although amounts recorded in any given period could be material to the result of operations or cash flows for that period.

We participate in a number of trustee-managed multi-employer pension and health and welfare plans for employees covered under collective bargaining agreements. Several factors, including unfavorable investment performance, changes in demographics and increased benefits to participants could result in potential funding deficiencies, which could cause us to make higher future contributions to these plans.

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

At the end of the third quarter of 2005, we had $93.9 million accrued to cover potential indemnification obligations, compared to $106.8 million recorded at the end of fiscal year 2004. Of the total amount accrued, $20.0 million was classified as current liabilities at the end of the third quarter of 2005 and at the end of fiscal year 2004. The amounts exclude possible insurance recoveries and are determined on an undiscounted cash flow basis. The estimated indemnification liabilities include expenses for the investigation and remediation of identified sites, payments to third parties for claims and expenses (including product liability and toxic tort claims), administrative expenses, and the expenses of on-going evaluations and litigation. We expect a significant portion of the accrued liabilities will be disbursed during the next 10 years. All estimated costs for the known claims arising from sites for which we are responsible are included in the $93.9 million accrued as of the end of the third quarter of 2005.

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

Discontinued Operations–Insurance. During the second quarter of 2002, as part of a comprehensive program concerning environmental liabilities related to the former Whitman Corporation subsidiaries, we purchased new insurance coverage related to the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries. In addition, a trust, which was established in 2000 with the proceeds from an insurance settlement (the “Trust”), purchased insurance coverage and funded coverage for remedial and other costs (“Finite Funding”) related to the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries. In conjunction with the purchase of the insurance policy, we recorded a charge to discontinued operations of $9.8 million, or $6.0 million after tax. This charge represented amounts expended by us as well as a reduction of funds in the Trust available to pay expenses related to sites for which we have indemnification obligations.

Contents

Essentially all of the assets of the trust were expended by the Trust in connection with the purchase of the insurance coverage, the Finite Funding and related expenses. These actions have been taken to fund remediation and related costs associated with the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries and to protect against additional future costs in excess of our self-insured retention. The original amount of self-insured retention (the amount we must pay before the insurance carrier is obligated to begin payments) was $114.0 million of which $30.6 million has been eroded, leaving a remaining self-insured retention of $83.4 million at the end of the third quarter of 2005. The estimated range of aggregate exposure related only to the remediation costs of such environmental liabilities is approximately $40 million to $75 million. We had accrued $60.4 million at the end of the third quarter of 2005 for remediation costs, which is our best estimate of the contingent liabilities related to these environmental matters. The Finite Funding may be used to pay a portion of the $60.4 million and thus reduces our future cash obligations. The Finite Funding amounts recorded were $20.1 million and $21.9 million at the end of the third quarter of 2005 and the end of fiscal year 2004, respectively, and are recorded in “Other assets,” net of $1.5 million recorded in “Other current assets” in each respective period.

On May 31, 2005, Cooper Industries, LLC (“Cooper”) filed and later served us with a Cook County, Illinois lawsuit against us, Pneumo Abex, LLC, and the Trustee of the Trust (the “Trustee”), captioned Cooper Industries, LLC v. PepsiAmericas, Inc., et al., Case No. 05 CH 09214 (Cook Cty. Cir. Ct.). The claims involve the Trust and insurance policy described above. Cooper asserts that it was entitled to access monies that previously were in the Trust and that were spent to purchase the insurance policy. Cooper claims that Trust funds should not have been distributed for environmental expenses and instead claims that the monies should have been distributed for underlying Pneumo Abex asbestos claims indemnified by Cooper. Cooper complains that we deprived it of access to money in the Trust because of the Trustee’s decision to use money in the Trust to purchase the insurance policy described above. Cooper’s lawsuit also names Pneumo Abex as a defendant. We have not filed a response to the complaint, but we will deny and vigorously contest the claim. Pneumo Abex, LLC, the corporate successor to our prior subsidiary, has previously filed papers that deny the claim. Pneumo Abex, LLC also has filed papers and otherwise asserted that Cooper is not a beneficiary of the Trust and that Cooper’s claims lack merit.

In addition, we had recorded other receivables of $12.3 million at the end of the third quarter of 2005 and at the end of fiscal year 2004 for future probable amounts to be received from insurance companies and other responsible parties. These amounts were recorded in “Other assets” in the Condensed Consolidated Balance Sheets as of the end of each respective period.

Discontinued Operations–Product Liability and Toxic Tort Claims. We also have certain indemnification obligations related to product liability and toxic tort claims that might emanate out of the 1988 agreement with Pneumo Abex. Other companies not owned by or associated with us also are responsible to Pneumo Abex for the financial burden of all asbestos product liability claims filed against Pneumo Abex after a certain date in 1998, except for certain claims indemnified by us. The sites and product liability and toxic tort claims included in the aggregate accrued liabilities we have recorded are described more fully in our Annual Report on Form 10-K for the fiscal year 2004. No significant changes in the status of those sites or claims occurred and we were not notified of any significant new sites or claims during the first nine months of 2005.

Contents

16.	Segment Reporting

We operate in three geographic areas – the U.S., Central Europe and the Caribbean. We operate in 19 states in the U.S., and, outside the U.S., we operate in Poland, Hungary, the Czech Republic, Republic of Slovakia, Puerto Rico, Jamaica, Barbados, the Bahamas and Trinidad and Tobago.

The following tables present net sales and operating income of our geographic segments for the third quarter and first nine months of 2005 and 2004 (in millions):

	Third Quarter
	Net Sales		Operating Income
	2005	2004	2005	2004
U.S.	$822.8	$735.4	$111.5	$97.8
Central Europe	99.6	90.7	7.8	7.1
Caribbean	60.5	57.2	2.0	2.2

Total	$982.9	$883.3	$121.3	$107.1

	First Nine Months
	Net Sales		Operating Income (Loss)
	2005	2004	2005	2004
U.S.	$2,397.4	$2,146.4	$311.3	$264.1
Central Europe	266.7	235.3	3.6	2.8
Caribbean	167.6	148.9	1.4	1.3

Total	$2,831.7	$2,530.6	$316.3	$268.2

Except for the impact of the acquisition of CIC, which is more fully described in Notes 8 and 9, there were no material changes in total assets by geographic segment since the end of fiscal year 2004.

17.	Related Party Transactions

We are a licensed producer and distributor of Pepsi carbonated and non-carbonated soft drinks and other non-alcoholic beverages in the U.S., Central Europe and the Caribbean. We operate under exclusive franchise agreements with soft drink concentrate producers, including “master” bottling and fountain syrup agreements with PepsiCo, Inc. (“PepsiCo”) for the manufacture, packaging, sale and distribution of PepsiCo branded products. The franchise agreements exist in perpetuity and contain operating and marketing commitments and conditions for termination. As of the end of the third quarter of 2005, PepsiCo beneficially owned 42.6 percent of PepsiAmericas’ common stock.

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

Contents

In the third quarter of 2005, we received from PepsiCo a portion of the fructose settlement (see Note 2 for further discussion) related to the Heartland territories purchased from PepsiCo in 1999 totaling $1.8 million. We expect to receive an additional distribution of approximately $0.2 million in the fourth quarter of 2005.

On September 6, 2005, we entered into a second amended and restated shareholder agreement with PepsiCo. The new agreement provides that PepsiCo and its affiliates may not own more than 49% of our outstanding common stock. Under the former agreement, PepsiCo’s and its affiliates’ ownership of our common stock was similarly limited to a maximum ownership percentage of 49% of our outstanding common stock, but the combined ownership of PepsiCo and its affiliates, together with Robert C. Pohlad, his affiliates and his family, was also limited to a maximum ownership percentage of 49.9% of our outstanding common stock. The primary purpose of this new agreement was to decouple the ownership limitations that previously applied to the aggregate ownership of PepsiCo and Mr. Pohlad, his affiliates and his family.

We have an existing arrangement with a subsidiary of the Pohlad Companies related to the joint ownership of an aircraft. This transaction is not material to our Condensed Consolidated Financial Statements. Robert C. Pohlad, our Chairman and Chief Executive Officer, is the President and owner of approximately 33 percent of the capital stock of Pohlad Companies.

On September 6, 2005, we entered into an amended and restated shareholder agreement with Pohlad Companies and Robert C. Pohlad. The new agreement no longer limits the amount of our outstanding common stock that may be owned by Pohlad Companies, Dakota Holdings, LLC and Mr. Pohlad. However, any additional acquisition of our common stock by Mr. Pohlad, his affiliates or his family (excluding compensatory awards to Mr. Pohlad) now requires approval of our Affiliated Transaction Committee. The primary purpose of this new agreement was to decouple the ownership limitations that previously applied to the aggregate ownership of PepsiCo and Mr. Pohlad, his affiliates and his family.

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

Contents

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

RESULTS OF OPERATIONS
2005 THIRD QUARTER COMPARED WITH 2004 THIRD QUARTER

        In the discussions of our results of operations below, the number of cases sold is referred to as volume. Constant territory refers to the results of operations excluding the acquisition of Central Investment Corporation (“CIC”) and is used only in the discussion of volume. Net pricing is net sales divided by the number of cases and gallons sold for our core businesses, which include bottles and cans (including bottle and can volume from vending equipment sales) as well as food service. Changes in net pricing include the impact of sales price (or rate) changes, as well as the impact of foreign currency translation and brand, package and geographic mix. Net pricing and reported volume amounts exclude contract, commissary, private label, concentrate, and vending (other than bottles and cans) revenue and volume. Contract sales represent sales of manufactured product to other franchise bottlers and typically decline as excess manufacturing capacity is utilized. Net pricing and volume also exclude activity associated with beer and snack food products. Cost of goods sold per unit is the cost of goods sold for our core business divided by the related number of cases and gallons sold.

        Our business is highly seasonal; accordingly, the operating results of any individual quarter may not be indicative of a full year’s operating results.

Volume

        Sales volume growth (decline) for the third quarter of 2005 and 2004 were as follows:

	2005		2004

U.S.	7.9%		(4.1%	)
Central Europe	4.3%		(15.8%	)
Caribbean	(0.4%	)	9.5%

Worldwide	6.7%		(5.5%	)

        In the third quarter of 2005, worldwide volume increased 6.7 percent compared to the prior year third quarter. The increase in worldwide volume was attributed to volume growth in the U.S. and Central Europe of 7.9 percent and 4.3 percent, respectively, offset partly by a volume decline of 0.4 percent in the Caribbean.

        The increase in U.S. volume of 7.9 percent in the third quarter of 2005 reflected the incremental volume generated by the CIC acquisition completed in January 2005. The addition of the CIC territories increased U.S. volume by 7.5 percent. On a constant territory basis, U.S. volume grew 0.4 percent. The double-digit growth in our non-carbonated beverages was offset by volume declines in our carbonated soft drink category. The growth in non-carbonated beverages was driven by 36 percent volume growth in Aquafina water, which included the Aquafina product extensions in the first quarter of 2005. Lipton Iced Tea and Frappuccino both grew at strong double-digit rates. The Energy category, which includes the brands AMP, Adrenaline Rush and No Fear, grew nearly 25 percent. In addition, non-carbonated soft drinks have become a larger part of our portfolio, representing approximately 16 percent in the third quarter of 2005. Carbonated soft drink declines were driven by mid single-digit declines in both Trademark Pepsi and Trademark Mountain Dew, offset partly by contributions from Wild Cherry Pepsi, Pepsi One and Pepsi Lime and growth in our diet category. Our single-serve volume grew at a low single-digit rate in the third quarter of 2005 as we continue to execute our initiative to grow volume in this package. Our volume growth in the U.S. was negatively impacted by a polyethylene terephthalate ("PET") bottle supply shortage in the U.S. We expect this PET bottle supply issue will continue through the balance of fiscal year 2005 and early part of fiscal year 2006.

Contents

        Total volume in Central Europe grew 4.3 percent in the third quarter of 2005. Volume trends have become more normalized in Central Europe as we are now lapping the first full quarter after the European Union (“EU”) accession in May 2004. Volume growth was driven by double-digit growth in Poland, mainly due to double-digit growth in carbonated soft drinks and Lipton Tea, the introduction of Slice in 2005, and high single-digit growth in the water category. Volume growth in the Czech Republic and Republic of Slovakia was driven by growth in the carbonated soft drink category and the introduction of Slice in these markets in 2005. This volume growth was partly offset by a high single-digit volume decline in Hungary caused by the changing trade and channel dynamics. We continue to operate in a very competitive pricing environment in both the carbonated soft drink and water categories.

        Volume in the Caribbean decreased 0.4 percent in the third quarter of 2005 compared to the same period last year. The volume decline reflected an adverse business climate in Puerto Rico as a result of a local truckers’ strike against the government that limited raw material supply into the market. The Caribbean volume decline also reflected adverse weather conditions as hurricane flooding impacted Jamaica and precautionary hurricane measures in Trinidad and Tobago limited sales. Despite these challenges, the non-carbonated soft drink category experienced volume growth led by further expansion of our portfolio of non-carbonated products.

Net Sales

        Net sales and net pricing statistics for the third quarter of 2005 and 2004 were as follows (dollar amounts in millions):

Net Sales	2005	2004	Change

U.S.	$822.8	$735.4	11.9%
Central Europe	99.6	90.7	9.8%
Caribbean	60.5	57.2	5.8%

Worldwide	$982.9	$883.3	11.3%

Net Pricing Growth	2005	2004

U.S.	3.2%	4.9%
Central Europe	2.5%	18.0%
Caribbean	6.2%	4.8%

Worldwide	3.6%	7.1%

        Net sales increased $99.6 million, or 11.3 percent, to $982.9 million in the third quarter of 2005 compared to $883.3 million in the third quarter of 2004. The increase was due to increased worldwide net pricing of 3.6 percent and volume growth in the U.S. and Central Europe.

        Net sales in the U.S. for the third quarter of 2005 increased $87.4 million, or 11.9 percent, to $822.8 million from $735.4 million in the prior year third quarter. The increase was primarily the result of the incremental net sales contributed by CIC, which represented approximately two-thirds of the increase in net sales in the U.S. The remainder of the increase in net sales was primarily due to the 3.2 percent increase in net pricing and the 0.4 percent growth in volume on a constant territory basis. The improvement in net pricing was driven equally by price increases and package mix contribution. The increase in pricing reflected our initiative to grow the single-serve business. Additionally, continued innovation with the reformulation of Wild Cherry Pepsi, Cherry Vanilla Dr Pepper and Pepsi One, and the Aquafina product extensions drove the net sales increase.

Contents

        Net sales in Central Europe for the third quarter of 2005 increased $8.9 million, or 9.8 percent, to $99.6 million from $90.7 million in the prior year third quarter. Net sales increased as volume grew by 4.3 percent and net pricing increased 2.5 percent. Net pricing was favorably impacted by foreign currency translation as net pricing in local currencies declined during the third quarter of 2005. Favorable foreign currency translation contributed approximately $5.7 million to net sales in the third quarter of 2005.

        Net sales in the Caribbean increased 5.8 percent in the third quarter of 2005 to $60.5 million from $57.2 million in the prior year third quarter. The increase in net sales primarily resulted from an increase in net pricing of 6.2 percent, offset partly by a volume decline of 0.4 percent. The increase in net pricing was driven by favorable price increases and mix shifts to single-serve and non-carbonated beverages. This increase was partly offset by the decrease in the contribution of the two-liter package resulting from an increase in can volume due to promotional activities in Puerto Rico.

Cost of Goods Sold

        Cost of goods sold for the third quarter of 2005 and 2004 was as follows (dollar amounts in millions):

	2005	2004	Change

U.S.	$467.1	$415.0	12.6%
Central Europe	58.6	49.9	17.4%
Caribbean	44.1	41.6	6.0%

Worldwide	$569.8	$506.5	12.5%

        Cost of goods sold increased $63.3 million, or 12.5 percent, to $569.8 million in the third quarter of 2005 from $506.5 million in the prior year third quarter. This increase was driven primarily by higher volume and higher raw material costs, including aluminum, resin and fuel in all geographic segments and higher sugar costs in the Caribbean. The addition of the CIC territories also contributed to the increase in cost of goods sold. Cost of goods sold per unit increased 3.8 percent in the third quarter of 2005 compared to the same period in 2004.

        In the U.S., cost of goods sold increased $52.1 million, or 12.6 percent, to $467.1 million in the third quarter of 2005 from $415.0 million in the prior year third quarter. This increase was primarily driven by the incremental cost of goods sold contributed by CIC, higher cost of goods sold per unit and volume growth of 0.4 percent on a constant territory basis. CIC contributed approximately 60 percent of the cost of goods sold increase in the U.S. We realized the full benefit of procurement savings associated with CIC’s full integration into our procurement program, which reduced our can costs by $2.6 million in the third quarter of 2005. Cost of goods sold per unit increased 3.3 percent in the U.S., primarily driven by price increases in aluminum, resin and fuel.

        In Central Europe, cost of goods sold increased $8.7 million, or 17.4 percent, to $58.6 million in the third quarter of 2005, compared to $49.9 million in the prior year third quarter. Cost of goods sold increased mainly due to volume growth of 4.3 percent and an increase in cost of goods sold per unit of 6.8 percent. The increase in cost of goods sold per unit was due to the impact of higher raw material costs, driven mostly by higher resin costs, and the impact of foreign currency translation of $1.8 million. Sugar prices in Central Europe have stabilized in comparison to the third quarter of 2004 as we have lapped the significant sugar price increases we experienced after the May 2004 EU accession.

        In the Caribbean, cost of goods sold increased $2.5 million, or 6.0 percent, to $44.1 million in the third quarter of 2005, compared to $41.6 million in the third quarter of 2004. This increase was due to a higher cost of goods sold per unit of 3.6 percent, partly offset by a volume decline of 0.4 percent. The cost of goods sold per unit increased due primarily to increases in the prices for aluminum, resin, fuel and utilities in all countries, as well as increased prices for sugar in Jamaica, Trinidad and Tobago, and the Bahamas.

Contents

Selling, Delivery and Administrative Expenses Selling, delivery and administrative expenses for the third quarter of 2005 and 2004 were as follows (dollar amounts in millions):

	2005	2004	Change

U.S.	$246.0	$222.6	10.5%
Central Europe	33.2	33.2	--%
Caribbean	14.4	13.4	7.5%

Worldwide	$293.6	$269.2	9.1%

        In the third quarter of 2005, selling, delivery and administrative (“SD&A”) expenses increased $24.4 million, or 9.1 percent, to $293.6 million from $269.2 million in the comparable period of the previous year. As a percentage of net sales, SD&A expenses decreased to 29.9 percent in the third quarter of 2005, compared to 30.5 percent in the prior year third quarter. The decline in SD&A expenses as a percentage of net sales was primarily attributed to lower operating costs achieved in Central Europe associated with cost reduction programs implemented during fiscal year 2004 and the first quarter of 2005.

        In the U.S., SD&A expenses increased $23.4 million to $246.0 million in the third quarter of 2005, compared to $222.6 million in the prior year third quarter. The increase in SD&A expenses in the third quarter of 2005 was attributed to the impact of the CIC acquisition, which contributed approximately three-fourths of the increase in SD&A. SD&A expenses as a percentage of net sales declined to 29.9 percent in the third quarter of 2005 compared to 30.3 percent in the prior year third quarter. This decline represented the benefit of our cost management initiatives.

        SD&A expenses in Central Europe were $33.2 million in both the third quarters of 2005 and 2004. On a local currency basis, SD&A expenses in 2005 were lower, driven by lower operating costs associated with our cost reduction programs implemented in fiscal year 2004 and the first quarter of 2005. These reductions were offset by the unfavorable impact of foreign currency translation of $1.3 million.

        In the Caribbean, SD&A expenses increased $1.0 million, or 7.5 percent, to $14.4 million from $13.4 million in the prior year third quarter due to increased fuel costs and higher compensation and benefits costs. The higher compensation costs were incurred, in part, to recover from the impacts of the local truckers’ strike against the government in Puerto Rico.

Fructose Settlement

        In the third quarter of 2005, we recorded a gain of $1.8 million related to an additional distribution from the settlement of a class action lawsuit. The lawsuit alleged price fixing related to high fructose corn syrup purchased from July 1, 1991 through June 30, 1995. The amount received in the third quarter of 2005 related to the Heartland territories purchased from PepsiCo in 1999.

Special Charges

        In the third quarter of 2004, we recorded special charges of $0.5 million in Central Europe. The special charges primarily related to a reduction in the workforce in Central Europe as we continued to rationalize the cost structure. These special charges were primarily for severance costs and related benefits. No special charges were recorded in the third quarter of 2005.

Contents

Operating Income Operating income for the third quarter of 2005 and 2004 was as follows (dollar amounts in millions):

	2005	2004	Change

U.S.	$111.5	$97.8	14.0%
Central Europe	7.8	7.1	9.9%
Caribbean	2.0	2.2	(9.1%	)

Worldwide	$121.3	$107.1	13.3%

        Operating income increased $14.2 million, or 13.3 percent, to $121.3 million in the third quarter of 2005, compared to $107.1 million in the prior year third quarter, driven by a $13.7 million increase in the U.S. and $0.7 million increase in Central Europe. The increase in operating income in the U.S. benefited from the operating income contributed by the CIC acquisition, which accounted for almost two-thirds of the operating income growth in the U.S. The remaining growth in operating income in the U.S. was attributed to higher net pricing of 3.2 percent and the fructose settlement.

        Operating income in Central Europe increased $0.7 million to $7.8 million in the third quarter of 2005, compared to $7.1 million in the prior year third quarter, due primarily to the benefit of foreign currency translation of $2.7 million and volume growth. This increase was partly offset by higher cost of goods sold.

        The operating performance in the Caribbean declined by $0.2 million with operating income of $2.0 million during the third quarter of 2005 compared to $2.2 million during the prior year third quarter, due to relatively flat volume and higher operating and raw material costs.

Interest Expense and Other Income (Expense)

        Interest expense, net, increased $9.3 million in the third quarter of 2005 to $22.3 million, compared to $13.0 million in the third quarter of 2004. This increase was due to additional interest expense resulting from the issuances of fixed-rate debt in January 2005 and May 2005, and higher interest rates on our variable-rate debt. Included in the third quarter of 2004 was $1.9 million of interest income related to a state income tax refund and other tax-related items.

        We recorded other expense, net, of $1.9 million in the third quarter of 2005 compared to other income, net, of $0.1 million reported in the third quarter of 2004. The third quarter of 2005 included foreign currency transaction losses of $0.1 million compared to foreign currency transaction gains of $1.0 million in the prior year third quarter.

Income Taxes

        The effective income tax rate, which is income tax expense expressed as a percentage of income from continuing operations before income taxes and equity in net income (loss) of nonconsolidated companies, was 37.7 percent in the third quarter of 2005 compared to 31.7 percent in the third quarter of 2004. Several items impacted our effective tax rate for the third quarter of 2004. In the third quarter of 2004, we recorded a $2.8 million benefit relating to the reversal of certain tax liabilities due to the settlement of income tax audits through the 2002 tax year. In addition, we recorded a $2.6 million benefit, net of taxes, relating to a state income tax refund. In the aggregate, these significant items for the third quarter of 2004 reduced our effective income tax rate by approximately 5.8 percent.

Equity in Net Income (Loss) of Nonconsolidated Companies

        In the second quarter of 2005, we acquired a 49 percent minority interest in Quadrant-Amroq Bottling Company Limited (“QABCL”), a holding company that, through its subsidiaries, produces, sells and distributes Pepsi and other beverages throughout Romania and Moldova. Equity in net income of nonconsolidated companies for the third quarter of 2005 was $3.2 million.

Contents

Net Income

        Net income decreased $0.6 million to $63.7 million in the third quarter of 2005, compared to $64.3 million in the third quarter of 2004. The decrease was primarily attributed to the significant tax benefits recorded in the third quarter of 2004 and the operational factors previously discussed, offset partly by the fructose settlement.

RESULTS OF OPERATIONS
2005 FIRST NINE MONTHS COMPARED WITH 2004 FIRST NINE MONTHS

Volume

        Sales volume growth (decline) for the first nine months of 2005 and 2004 were as follows:

	2005	2004

U.S.	7.5%	(0.1%	)
Central Europe	2.8%	(15.0%	)
Caribbean	8.5%	0.9%

Worldwide	6.8%	(2.7%	)

        Worldwide volume for the first nine months of 2005 increased 6.8 percent compared to the same period in 2004. The increase in worldwide volume was attributed to volume increases in all three geographic segments: 7.5 percent in the U.S., 2.8 percent in Central Europe and 8.5 percent in the Caribbean. We anticipate worldwide volume growth for the full year to trend consistent with the volume performance experienced during the first nine months of 2005.

        The increase in U.S. volume of 7.5 percent in the first nine months of 2005 reflected the incremental volume generated by the CIC acquisition completed in January 2005. The addition of the CIC territories increased U.S. sales volume by 7.3 percent. The remaining volume growth in the U.S. reflected contributions from non-carbonated beverages, which grew at a double-digit rate during the first nine months of 2005. This growth was driven by growth in Aquafina volume, which included the introduction of Aquafina Flavor Splash and Aquafina Sparkling in the first quarter of 2005. In addition, double-digit growth in Lipton Iced Tea and Frappuccino contributed to the overall growth of the non-carbonated beverage category. The growth in non-carbonated beverages was partly offset by the decline in our carbonated soft drink volume. We experienced single-digit growth in our diet category and low double-digit growth in brand Dr Pepper, offset by volume declines in brand Pepsi and brand Mountain Dew. Our single-serve category grew at a single-digit rate in the nine months of 2005. The growth in single-serve was driven, in part, by the reformulation of Wild Cherry Pepsi, Cherry Vanilla Dr Pepper and Pepsi One and the introduction of Pepsi Lime. We believe that product innovation and further expansion of the non-carbonated business will continue to contribute to volume growth for the balance of fiscal year 2005.

        Total volume in Central Europe increased 2.8 percent in the first nine months of 2005. The growth in volume resulted from the lapping of the accession of our markets into the EU in May 2004 and the lapping of cold weather conditions in the late spring and early summer of 2004 that negatively impacted volume. Overall volume also grew despite lapping successful promotional efforts in the first quarter of 2004. The volume growth was driven by double-digit growth in carbonated soft drinks and the introduction of Slice in all markets in the first quarter of 2005. We experienced double-digit declines in our water category. We anticipate volume growth for the balance of fiscal year 2005 as we lap the soft results of fiscal year 2004.

        Volume in the Caribbean increased 8.5 percent in the first nine months of 2005 compared to the same period last year. The volume increase reflected volume growth across all markets as well as the two months of incremental volume provided by the Bahamas in the first nine months of 2005 due to its consolidation into the financial statements in March 2004. Volume increases were driven by mid single-digit growth in carbonated soft drinks and low single-digit growth in the water and other non-carbonated beverage categories.

Contents

Net Sales Net sales and net pricing statistics for the first nine months of 2005 and 2004 were as follows (dollar amounts in millions):

Net Sales	2005	2004	Change

U.S.	$2,397.4	$2,146.4	11.7%
Central Europe	266.7	235.3	13.3%
Caribbean	167.6	148.9	12.6%

Worldwide	$2,831.7	$2,530.6	11.9%

Net Pricing Growth	2005	2004

U.S.	3.4%	4.7%
Central Europe	7.4%	14.0%
Caribbean	3.8%	6.7%

Worldwide	4.1%	6.8%

        Net sales increased $301.1 million, or 11.9 percent, to $2,831.7 million in the first nine months of 2005 compared to $2,530.6 million the first nine months of 2004. The increase was primarily due to increased worldwide net pricing of 4.1 percent and volume growth in all three geographic segments. We anticipate an increase of worldwide net pricing at the high end of the range of three to four percent for fiscal year 2005 as compared to the prior year.

        Net sales in the U.S. for the first nine months of 2005 increased $251.0 million, or 11.7 percent, to $2,397.4 million from $2,146.4 million in the first nine months of 2004. The increase was primarily the result of the incremental net sales contributed by CIC, which represented approximately two-thirds of the increase in net sales in the U.S. The remainder of the increase in net sales was primarily due to the 3.4 percent increase in net pricing along with a 0.2 percent increase in volume on a constant territory basis. The improvement in net pricing was driven by price increases of 2.1 percent and a package mix contribution of 1.3 percent. The increase in pricing reflected our initiative to grow the single-serve category. Successful promotional efforts during the first nine months 2005, including holiday activity and continued product innovation with the reformulation of Wild Cherry Pepsi, Cherry Vanilla Dr Pepper and Pepsi One, the introduction of Pepsi Lime and the Aquafina product extension, drove the net sales increase.

        Net sales in Central Europe for the first nine months of 2005 increased $31.4 million, or 13.3 percent, to $266.7 million from $235.3 million in the first nine months of 2004. The increase was primarily the result of the impact of foreign currency translation, which contributed $26.3 million to net sales. The remainder of the increase resulted from volume growth of 2.8 percent, offset partly by a decline in net pricing on a local currency basis. The decrease in our pricing on a local currency basis was in response to our competitors’ aggressive pricing on water in these territories in the first half of 2005 and lower net pricing on our multi-serve packaging in Hungary and Republic of Slovakia.

        Net sales in the Caribbean increased 12.6 percent in the first nine months of 2005 to $167.6 million from $148.9 million in the prior year first nine months. The increase was driven by an increase in net pricing of 3.8 percent and volume growth of 8.5 percent. In addition, the Bahamas contributed two months of incremental benefit to net sales in the first nine months of 2005 due to its consolidation starting in March 2004.

Cost of Goods Sold

        Cost of goods sold for the first nine months of 2005 and 2004 was as follows (dollar amounts in millions):

	2005	2004	Change

U.S.	$1,352.1	$1,210.2	11.7%
Central Europe	161.3	130.4	23.7%
Caribbean	124.1	109.0	13.9%

Worldwide	$1,637.5	$1,449.6	13.0%

Contents

        Cost of goods sold increased $187.9 million, or 13.0 percent, to $1,637.5 million in the first nine months of 2005 from $1,449.6 million in the first nine months of 2004. This increase was driven primarily by volume growth across all geographic segments and an increase in cost of goods sold per unit of 4.5 percent in the first nine months of 2005. The higher cost of goods sold per unit was driven by higher costs for raw materials, including aluminum, resin and fuel worldwide, sugar in Central Europe in the first half of 2005 and sugar in the Caribbean in the third quarter of 2005. Overall, we expect that cost of goods sold per unit will grow in the high end of the range of four to five percent during fiscal year 2005 as compared to the prior fiscal year.

        In the U.S., cost of goods sold increased $141.9 million, or 11.7 percent, to $1,352.1 million in the first nine months of 2005 from $1,210.2 million in the prior year first nine months. The increase was primarily driven by the incremental cost of goods sold contributed by CIC, which was approximately two-thirds of the cost of goods sold increase, and a higher cost of goods sold per unit. Cost of goods sold per unit increased 3.1 percent in the U.S., primarily driven by price increases in aluminum, resin and fuel.

        In Central Europe, cost of goods sold increased $30.9 million, or 23.7 percent, to $161.3 million in the first nine months of 2005, compared to $130.4 million in the first nine months of 2004. Cost of goods sold increased mainly due to the increase in cost of goods sold per unit of 14.9 percent driven by higher sugar and resin prices, the unfavorable impact of foreign currency translation of $9.1 million, and volume growth of 2.8 percent.

        In the Caribbean, cost of goods sold increased $15.1 million, or 13.9 percent, to $124.1 million in the first nine months of 2005, compared to $109.0 million in the first nine months of 2004. The increase was driven mainly by volume growth of 8.5 percent, an increase in cost of goods sold per unit of 4.6 percent and the two months of incremental volume provided by the Bahamas in the first nine months of 2005 due to its consolidation beginning in March 2004. The cost of goods sold per unit increased due to increases in the prices for aluminum, resin, fuel and utilities.

Selling, Delivery and Administrative Expenses

        Selling, delivery and administrative expenses for the first nine months of 2005 and 2004 were as follows (dollar amounts in millions):

	2005	2004	Change

U.S.	$749.1	$672.1	11.5%
Central Europe	99.3	99.8	(0.5%	)
Caribbean	42.1	38.6	9.1%

Worldwide	$890.5	$810.5	9.9%

        In the first nine months of 2005, SD&A expenses increased $80.0 million, or 9.9 percent, to $890.5 million from $810.5 million in the comparable period of the previous year. As a percentage of net sales, SD&A expenses decreased to 31.4 percent in the first nine months of 2005, compared to 32.0 percent in the prior year nine months. The decrease in SD&A expenses as a percentage of net sales was primarily attributed to lower operating costs achieved in Central Europe associated with the cost reduction programs implemented during fiscal year 2004 and the first quarter of 2005. We expect an increase of approximately eleven to twelve percent in SD&A expenses for fiscal year 2005, compared to fiscal year 2004.

        In the U.S., SD&A expenses increased $77.0 million, or 11.5 percent, to $749.1 million in the first nine months of 2005, compared to $672.1 million in the prior year nine months. The increase in SD&A expenses in the first nine months of 2005 was due, in part, to the impact of the CIC acquisition, which represented almost two-thirds of the increase. The remainder of the increase was due to increases in insurance, employee benefits and fuel costs, as well as $1.4 million of expense recorded in the second quarter of 2005 due to the early termination of the building lease for our corporate offices in Rolling Meadows, Illinois. We anticipate an additional charge of approximately $6 to $7 million in the fourth quarter of 2005 for remaining lease payments and other related costs when we vacate the facility. SD&A expenses as a percentage of net sales were essentially unchanged at 31.2 percent in the first nine months of 2005 compared to 31.3 percent in the first nine months of 2004.

Contents

        In Central Europe, SD&A expenses decreased $0.5 million, or 0.5 percent, to $99.3 million from $99.8 million in the prior year first nine months. The decrease in SD&A expenses was driven by lower operating costs associated with our cost reduction programs implemented in fiscal year 2004 and the first quarter of 2005 and a $1.1 million gain from the sale of a facility in Hungary, which were partly offset by the impact of unfavorable foreign currency translation of $7.6 million.

        In the Caribbean, SD&A expenses increased $3.5 million, or 9.1 percent, to $42.1 million from $38.6 million in the prior year first nine months due mainly to an 8.5 percent increase in volume during the first nine months of 2005 and increased fuel costs.

Fructose Settlement

        In the first nine months of 2005, we recorded a gain of $15.1 million related to distributions from the settlement of a class action lawsuit. The lawsuit alleged price fixing related to high fructose corn syrup purchased from July 1, 1991 through June 30, 1995. We expect to receive additional distributions in the fourth quarter of 2005, which are estimated to be approximately $1.7 million.

Special Charges

        In the first nine months of 2005, we recorded special charges of $2.5 million in Central Europe primarily for a reduction in workforce and the consolidation of certain production facilities as we continue to rationalize our cost structure. These special charges were primarily for severance costs and related benefits and asset write-downs.

        We recorded special charges of $2.3 million in the first nine months of 2004 in Central Europe. These special charges included $1.7 million of severance costs and related benefits related to a reduction in the workforce as we continued to rationalize our cost structure in Central Europe. In addition, we recorded special charges of $0.6 million in Hungary related to the continued modification of our distribution strategy to utilize third party distributors in more remote areas. These special charges in Hungary were primarily for severance costs and related benefits.

Operating Income

        Operating income for the first nine months of 2005 and 2004 was as follows (dollar amounts in millions):

	2005	2004	Change

U.S.	$311.3	$264.1	17.9%
Central Europe	3.6	2.8	28.6%
Caribbean	1.4	1.3	7.7%

Worldwide	$316.3	$268.2	17.9%

        Operating income increased $48.1 million, or 17.9 percent, to $316.3 million in the first nine months of 2005, compared to $268.2 million in the prior year first nine months, driven by a $47.2 million increase in operating income in the U.S. and a $0.9 million improvement in our international operations. The increase in operating income in the U.S. benefited from the operating income contributed by the CIC acquisition, which accounted for approximately 44 percent of the operating income growth in the U.S. The remaining growth in operating income in the U.S. was attributed to higher net pricing of 3.4 percent and the fructose settlement.

        Operating income in Central Europe improved $0.8 million to $3.6 million in the first nine months of 2005, from $2.8 million in the prior year first nine months. The improvement was due mainly to increased net pricing, volume growth and lower SD&A costs, partly offset by higher cost of goods sold. The impact of foreign currency translation benefited operating results in Central Europe by approximately $9.6 million.

        The operating performance in the Caribbean improved by $0.1 million with operating income of $1.4 million in the first nine months of 2005 compared to $1.3 million in the prior year as volume growth and increases in net pricing were partly offset by higher production and operating costs.

Contents

Interest Expense and Other Income (Expense)

        Interest expense, net, increased $22.4 million in the first nine months of 2005 to $67.5 million, compared to $45.1 million in the first nine months of 2004. The overall increase was due mainly to an increase in total debt of approximately $400 million since the end of fiscal year 2004, used primarily to finance our acquisitions of CIC and QABCL, and a $5.6 million charge related to the early extinguishment of debt. The extinguished debt was refinanced with new debt maturing in 2017 and 2035. Interest expense related to variable-rate debt also contributed to the increase due to higher short-term interest rates in the first nine months of 2005. The additional expense in the first nine months of 2005 was offset partly by $1.5 million of interest income related to a real estate tax appeals refund on a previously sold parcel of land in downtown Chicago. The 2004 amount includes $1.9 million of interest income related to a state income tax refund and the settlement of various income tax audits.

        We recorded other expense, net, of $3.3 million in the first nine months of 2005 compared to other income, net, of $2.6 million reported in the first nine months of 2004. The first nine months of 2005 included foreign currency transaction losses of $2.9 million compared to foreign currency transaction gains of $1.3 million for the comparable period in the prior year. Additionally, the benefit attributed to the non-operating real estate activities was lower by $1.1 million in the first nine months of 2005 compared to the same period in 2004.

Income Taxes

        The effective income tax rate was 37.3 percent for the first nine months of 2005 compared to 35.1 percent for the first nine months of 2004. Several items impacted our effective rate for the first nine months of 2005 and 2004. For the first nine months of 2005, we recorded a $0.9 million benefit from a state income tax law change in Ohio, which reduced our effective income tax rate by approximately 0.4 percent.

        For the first nine months of 2004, we recorded a $2.8 million benefit relating to the reversal of certain tax liabilities due to the settlement of income tax audits through the 2002 tax year. In addition, we recorded a $2.6 million benefit, net of taxes, relating to a state income tax refund. In the aggregate, these significant items for the first nine months of 2004 reduced our effective income tax rate by approximately 2.4 percent.

Equity in Net Income (Loss) of Nonconsolidated Companies

        In the second quarter of 2005, we acquired a 49 percent minority interest in QABCL. Equity in net income of nonconsolidated companies for the first nine months of 2005 was $3.2 million.

        Prior to increasing our ownership in the Bahamas to 70 percent in March 2004, we owned a 30 percent minority interest investment in the operations. We previously accounted for the investment under the equity method. For the first nine months of 2004, we recorded $0.1 million in equity in net loss of nonconsolidated companies related to this investment.

Net Income

        Net income increased $10.6 million to $157.1 million in the first nine months of 2005, compared to $146.5 million in the first nine months of 2004. The increase in net income was attributed mainly to improved worldwide net pricing, volume growth, the benefit of foreign currency translation, the cost savings experienced in Central Europe and an after-tax gain of $9.4 million related to the fructose settlement, offset by higher cost of goods sold per unit. Other operational factors impacting net income were previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

        Operating Activities. Net cash provided by operating activities decreased by $50.6 million to $306.4 million in the first nine months of 2005, compared to $357.0 million in the first nine months of 2004. This decrease was primarily attributed to the benefit experienced in the first nine months of 2004 from our securitization program totaling $100.0 million and the unfavorable year-over-year change in the impact from deferred taxes of $21.8 million. The unfavorable items impacting cash from operations were offset, in part, by a favorable year-over-year change from primary working capital of $18.2 million and the benefit of the fructose settlement included in net income. Primary working capital is comprised of accounts receivable, inventory and accounts payable, excluding the impact of the securitization program. The first nine months of 2005 showed improvement in our U.S. primary working capital measures, including days sales outstanding, inventory turns and days payable outstanding, compared to the same period a year ago.

Contents

        Investing Activities. Investing activities in the first nine months of 2005 included capital investments of $98.4 million, compared to $79.9 million in the first nine months of 2004. The increase in capital expenditures was in line with our expectations, as we anticipate our capital spending to return to normalized levels in the range of $160 million to $170 million in fiscal year 2005, compared to capital investments of $121.8 million for fiscal year 2004.

        In January 2005, we completed the acquisition of CIC. We agreed to acquire the capital stock of CIC for a purchase price of $339.3 million plus $13.1 million related to an adjustment for working capital. We also acquired the capital stock of FM Vending for $2.2 million, net of cash acquired.

        In June 2005, we completed the purchase of a 49 percent equity investment in QABCL. We acquired capital stock of QABCL for $51.0 million.

        Financing Activities. Our total debt increased $402.0 million to $1,550.6 million at the end of the first nine months of 2005, from $1,148.6 million at the end of fiscal year 2004. In January 2005, we issued $300 million of notes due January 2015 with a coupon rate of 4.875 percent. Net proceeds from the transaction were $297.0 million, which reflected the reduction for discount and issuance costs. The proceeds from this issuance were used to fund the acquisition of CIC.

        In May 2005, we issued two long-term notes. We issued $250 million of notes due May 2017 with a coupon rate of 5.0 percent and $250 million of notes due May 2035 with a coupon rate of 5.5 percent. Net proceeds from these issuances were $246.2 million for each respective issuance, which reflected the reduction for discount and issuance costs. The proceeds from these issuances were used, in part, to fund the debt tender offer in May 2005.

        In May 2005, we completed a cash tender offer related to $550 million of our outstanding debt. The total amount of securities tendered was $388.0 million. As a result of the tender offer we recorded a loss on the early extinguishment of debt in the first nine months of 2005 of $5.6 million ($3.5 million after taxes), which is recorded in “Interest expense, net” on our Condensed Consolidated Statement of Income.

        We have a revolving credit facility under which we can borrow up to an aggregate of $500 million. This credit facility serves as a back up for our commercial paper program, and it is required by our credit rating agencies. Accordingly, we have a total of $500 million available under the commercial paper program and revolving credit facility combined. We had $121.5 million of commercial paper borrowings at the end of the first nine months of 2005, compared to $59.5 million at the end of fiscal year 2004. The increase in commercial paper borrowings was due to the funding of general operating expenses.

        During the first nine months of 2005, we repurchased 8.3 million shares of our common stock, of which $196.1 million was paid in the first nine months of 2005; however at the end of the third quarter of 2005, $3.4 million of treasury stock purchases were unsettled and recorded in “Other current liabilities” in our Condensed Consolidated Balance Sheet. During the first nine months of 2004, we executed an accelerated stock repurchase program in which we repurchased 10 million shares of our common stock for $200.6 million. The issuance of common stock, including treasury shares for the exercise of stock options resulted in cash inflows of $59.6 million in the first nine months of 2005, compared to $59.5 million in the first nine months of 2004. On July 21, 2005, we announced our Board of Directors authorized the repurchase of 20 million additional shares under a previously authorized repurchase program.

        Our Board of Directors has declared quarterly dividends of $0.085 per share on PepsiAmericas common stock for the each of the first three quarters of 2005. Our Board of Directors reviews dividend declarations on a quarterly basis. We paid cash dividends of $23.6 million in the first nine months of 2005 based on this quarterly cash dividend rate; however, at the end of the third quarter of 2005, $11.4 million of dividends were declared and not yet paid. As a result, this amount is included in “Payables” in the Condensed Consolidated Balance Sheet. In the first nine months of 2004, we paid cash dividends of $31.6 million based on a quarterly dividend rate of $0.075 per share.

        See the Annual Report on Form 10-K for fiscal year 2004 for a summary of our contractual obligations as of the end of fiscal year 2004. There were no significant changes to such contractual obligations in the first nine months of 2005 except for new debt issued as discussed in Note 10 to the Condensed Consolidated Financial Statements and increased borrowing under our commercial paper program as discussed above.

Contents

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

        Discontinued operations. We continue to be subject to certain indemnification obligations, net of insurance, under agreements related to previously sold subsidiaries, including indemnification expenses for potential environmental and tort liabilities of these prior subsidiaries. There is significant uncertainty in assessing our potential expenses for complying with our indemnification obligations, as the determination of such amounts is subject to various factors, including possible insurance recoveries and the allocation of liabilities among other potentially responsible and financially viable parties. Accordingly, the ultimate settlement and timing of cash requirements related to such indemnification obligations may vary significantly from the estimates included in our financial statements. At the end of the first nine months of 2005, we had recorded $93.9 million in liabilities for future remediation and other related costs arising out of our indemnification obligations. This amount excludes possible insurance recoveries and is determined on an undiscounted cash flow basis. In addition, we have funded coverage pursuant to an insurance policy purchased in fiscal year 2002 (see Note 15 to the Condensed Consolidated Financial Statements), which reduces the cash required to be paid by us for certain environmental sites pursuant to our indemnification obligations. The Finite Funding amount recorded was $20.1 million at the end of the first nine months of 2005, of which $1.5 million is expected to be recovered in 2005 based on our expenditures, and thus, is included as a current asset.

        During the first nine months of 2005 and 2004, we paid, net of taxes, $6.9 million and $4.4 million, respectively, related to such indemnification obligations, net of pretax insurance settlements of $2.0 million and $7.0 million, respectively. We expect to spend approximately $15 million on a pretax basis in fiscal year 2005 related to our indemnification obligations, excluding possible insurance recoveries (see Note 15 to the Condensed Consolidated Financial Statements for further discussion of discontinued operations and related environmental liabilities).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting for Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and is effective for accounting changes and error corrections made after December 31, 2005. Early adoption is also permitted. SFAS No. 154 requires that voluntary changes in accounting principles be applied retrospectively to all periods presented so that those financial statements contain a consistent application of the accounting principle. APB Opinion No. 20 previously required that most voluntary changes in accounting principles be reflected in the financial statements by showing the cumulative effect of the change for all periods prior to the change. The guidance in APB Opinion No. 20 regarding the correction of an error in previously issued financial statements and a change in accounting estimates was carried forward in SFAS No. 154. We plan to adopt this standard in fiscal year 2005.

        In December 2004, the FASB issued a revised SFAS No. 123, “Share-Based Payment.” Among its provisions, SFAS No. 123R will require us to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize the cost over the requisite service period. As issued, SFAS No. 123R would have become effective for us beginning in the third quarter of 2005. However, on April 14, 2005, the Securities and Exchange Commission adopted a rule that deferred the effective date to fiscal years beginning after June 15, 2005, which will make SFAS No. 123R effective for us beginning in fiscal year 2006. We currently use the intrinsic value method to account for stock-based employee compensation. As a result, the adoption of SFAS No. 123R is expected to reduce our net income in interim and annual periods after adoption. We believe the best indication of the approximate impact on net income of adopting the provisions of this revised Statement may be determined by reviewing the table set forth in Note 1 to the Condensed Consolidated Financial Statements under the heading “Stock-based compensation,” which shows that net income would have decreased by $0.6 million and $0.9 million for the third quarters of 2005 and 2004, respectively, and $0.01 per diluted share for the third quarter of 2005 with no impact on diluted earnings per share for the third quarter of 2004. For the first nine months of 2005 and 2004, net income would have decreased by $1.9 million and $2.7 million, respectively, and $0.02 per diluted share for each respective period. Also, upon adoption, we will be allowed to restate prior interim periods or prior years in accordance with a modified retrospective method. The modified retrospective treatment is not required and we have not yet determined whether we will restate prior periods. We are currently evaluating the impact of this proposed standard on our Consolidated Financial Statements.

Contents

RELATED PARTY TRANSACTIONS

        We are a licensed producer and distributor of Pepsi carbonated and non-carbonated soft drinks and other non-alcoholic beverages in the U.S., Central Europe and the Caribbean. We operate under exclusive franchise agreements with soft drink concentrate producers, including “master” bottling and fountain syrup agreements with PepsiCo, Inc. (“PepsiCo”) for the manufacture, packaging, sale and distribution of PepsiCo branded products. The franchise agreements exist in perpetuity and contain operating and marketing commitments and conditions for termination. As of the end of the third quarter of 2005, PepsiCo beneficially owned 42.6 percent of PepsiAmericas’ common stock.

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

        In the third quarter of 2005, we received from PepsiCo a portion of the fructose settlement (see Note 2 to the Condensed Consolidated Financial Statements) related to the Heartland territories purchased from PepsiCo in 1999 totaling $1.8 million. We expect to receive an additional distribution of approximately $0.2 million in the fourth quarter of 2005.

        On September 6, 2005, we entered into a second amended and restated shareholder agreement with PepsiCo.  The new agreement provides that PepsiCo and its affiliates may not own more than 49% of our outstanding common stock.  Under the former agreement, PepsiCo’s and its affiliates’ ownership of our common stock was similarly limited to a maximum ownership percentage of 49% of our outstanding common stock, but the combined ownership of PepsiCo and its affiliates, together with Robert C. Pohlad, his affiliates and his family, was also limited to a maximum ownership percentage of 49.9% of our outstanding common stock.  The primary purpose of this new agreement was to decouple the ownership limitations that previously applied to the aggregate ownership of PepsiCo and Mr. Pohlad, his affiliates and his family.

        We have an existing arrangement with a subsidiary of the Pohlad Companies related to the joint ownership of an aircraft. This transaction is not material to our Condensed Consolidated Financial Statements. Robert C. Pohlad, our Chairman and Chief Executive Officer, is the President and owner of approximately 33 percent of the capital stock of Pohlad Companies.

        On September 6, 2005, we entered into an amended and restated shareholder agreement with Pohlad Companies and Robert C. Pohlad. The new agreement no longer limits the amount of our outstanding common stock that may be owned by Pohlad Companies, Dakota Holdings, LLC and Mr. Pohlad. However, any additional acquisition of our common stock by Mr. Pohlad, his affiliates or his family (excluding compensatory awards to Mr. Pohlad) now requires approval of our Affiliated Transaction Committee. The primary purpose of this new agreement was to decouple the ownership limitations that previously applied to the aggregate ownership of PepsiCo and Mr. Pohlad, his affiliates and his family.

See additional discussion of our related party transactions in our Annual Report on Form 10-K for the fiscal year 2004.

Contents

FORWARD-LOOKING STATEMENTS

        This quarterly report on Form 10-Q contains certain forward-looking statements of expected future developments, as defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this Form 10-Q refer to the expectations regarding continuing operating improvement and other matters. These forward-looking statements reflect our expectations and are based on currently available data; however, actual results are subject to future risks and uncertainties, which could materially affect actual performance. Risks and uncertainties that could affect such future performance include, but are not limited to, the following: competition, including product and pricing pressures; changing trends in consumer tastes; changes in our relationship and/or support programs with PepsiCo and other brand owners; market acceptance of new product and package offerings; weather conditions; cost and availability of raw materials; changing legislation; outcomes of environmental claims and litigation; availability of capital including changes in our debt ratings; labor and employee benefit costs; unfavorable interest rate and currency fluctuations; costs of legal proceedings; and general economic, business and political conditions in the countries and territories where we operate.

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

Commodity Prices

        The risk from commodity price changes relates to our ability to recover higher product costs through price increases to customers, which may be limited due to the competitive pricing environment that exists in the soft drink business. We use derivative financial instruments to hedge price fluctuations for a portion of anticipated purchases of certain commodities used in our operations, including aluminum, natural gas, and diesel fuel. Because of the high correlation between such commodity prices and our cost of these products, we consider these hedges to be highly effective. As of the end of the third quarter of 2005, we have hedged a portion of our anticipated aluminum purchases through November 2006, a portion of our natural gas purchases through November 2007, and we have hedged a portion of our anticipated diesel fuel purchases through December 2005.

Interest Rates

        In the third quarter of 2005, the risk from changes in interest rates was not material to our operations because a significant portion of our debt issues represented fixed rate obligations. Our floating rate exposure relates to changes in the six-month London Interbank Offered Rank (“LIBOR”) rate and the overnight Federal Funds rate. Assuming consistent levels of floating rate debt with those held at the end of the third quarter of 2005, a 50 basis point (0.5 percent) change in each of these rates would not have had a significant impact on our third quarter and first nine months of 2005 interest expense. We had cash equivalents throughout the third quarter and first nine months of 2005, principally invested in money market funds, which were most closely tied to overnight Federal Funds rates. Assuming a 50 basis-point change in the rate of interest associated with our cash equivalents at the end of the third quarter of 2005, interest income for the third quarter and first nine months of 2005 would not have changed by a significant amount.

Currency Exchange Rates

        Because we operate in non-U.S. franchise territories, we are subject to risk resulting from changes in currency exchange rates. Currency exchange rates are influenced by a variety of economic factors including local inflation, growth, interest rates and governmental actions, as well as other factors. We currently do not hedge the translation risks of investments in our non-U.S. operations. Any positive cash flows generated have been reinvested in the operations, excluding repayments of intercompany loans and interest from the manufacturing operations in Poland.

Contents

        Based on net sales, non-U.S. operations represented approximately 16 percent and 15 percent of our total operations in the third quarter and first nine months of 2005, respectively. Changes in currency exchange rates impact the translation of the non-U.S. operations’ results from their local currencies into U.S. dollars. If the currency exchange rates had changed by ten percent in the third quarter and first nine months of 2005, we estimate the impact on reported operating income for those periods would not have been significant. Our estimate reflects the fact that a portion of the non-U.S. operations costs are denominated in U.S. dollars, including concentrate purchases. This estimate does not take into account the possibility that rates can move in opposite directions and that gains in one category may or may not be offset by losses from another category.

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

        During the third quarter of 2005, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        On January 10, 2005, we completed the purchase of Central Investment Corporation (“CIC”), and we are currently in the process of integrating the CIC activities. The impact of the purchase of CIC has not materially affected and is not likely to materially affect our internal control over financial reporting. However, as a result of our integration activities, controls will be periodically changed. We believe we will be able to maintain sufficient controls over the substantive results of our financial reporting throughout the integration process. In addition, we expect the scope of management’s assessment as of the end of our fiscal year to exclude our purchase of CIC, as permitted under Frequently Asked Question No. 3 (October 6, 2004) regarding Release No. 34-47986, “Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports” (June 5, 2003).

Contents

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings.

No new legal proceedings and no material changes to previously reported legal proceedings to be reported for the third quarter of 2005.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(c) Our share repurchase program activity for each of the three months and the quarter ended October, 2005 was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Share Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)(4)

July 3 - July 30, 2005	623,000	$26.04	20,000,000	20,000,000
July 31 - August 27, 2005	888,200	$24.95	20,888,200	19,111,800
August 28 - October 1, 2005	1,201,700	$23.92	22,089,900	17,910,100

For the Quarter Ended October 1, 2005	2,712,900	$24.74

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

Date: November 7, 2005	PEPSIAMERICAS, INC.

By: /s/ ALEXANDER H. WARE
Alexander H. Ware. Executive Vice President and Chief Financial Officer (As Chief Accounting Officer and Duly Authorized Officer of PepsiAmericas, Inc.)

Contents

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Second Amended and Restated Shareholder Agreement by and between PepsiAmericas, Inc. and PepsiCo., dated September 6, 2005 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 000-15019) filed September 7, 2005).

10.2	Amended and Restated Shareholder Agreement by and between PepsiAmericas, Inc., Pohlad Companies and Robert C. Pohlad, dated September 6, 2005 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 000-15019) filed September 7, 2005).

10.3	Rule 10b5-1 Trading Plan between PepsiAmericas, Inc. and Citigroup Global Markets, Inc., dated September 6, 2005 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 000-15019) filed September 7, 2005).

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

