Form 10-K
period 2005-12-31
PEPSIAMERICAS INC/IL/
filed 2006-03-06
CIK 1084230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005.
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

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large Accelerated Filer ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        As of July 2, 2005, the aggregate market value of the registrant's common stock held by non-affiliates (assuming for the sole purpose of this calculation, that all directors and officers of the registrant are "affiliates") was $1,718.2 million (based on the closing sale price of the registrant's common stock as reported on the New York Stock Exchange). The number of shares of common stock outstanding at that date was 136,710,860 shares.

        The number of shares of common stock outstanding as of February 24, 2006 was 132,582,208.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information required by Part III of this document is incorporated by reference to specified portions of the registrant's definitive proxy statement for the annual meeting of shareholders to be held April 27, 2006.

PEPSIAMERICAS, INC.

FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

Part I

Item 1. Business.

General

On November 30, 2000, Whitman Corporation merged with PepsiAmericas, Inc. (the "former PepsiAmericas"), and in January 2001, the combined entity changed its name to PepsiAmericas, Inc. (referred to as "PepsiAmericas," "we," "our" and "us"). We manufacture, distribute and market a broad portfolio of beverage products in the United States ("U.S."), Central Europe and the Caribbean, and have recently expanded our distribution to include snack foods and beer in certain markets.

We sell a variety of brands that we bottle under licenses from PepsiCo, Inc. ("PepsiCo") or PepsiCo joint ventures, which accounted for approximately 91 percent of our total volume in fiscal year 2005. We account for approximately 19 percent of all Pepsi-Cola beverage products sold in the U.S. In some territories, we manufacture, package, sell and distribute products under brands licensed by companies other than PepsiCo, and in some territories we distribute our own brands, such as the Toma brands in Central Europe (see "Products and Packaging").

Our distribution channels for the retail sale of our products include supermarkets, supercenters, club stores, mass merchandisers, convenience stores, gas stations, small grocery stores, dollar stores and drug stores. We also distribute our products through various other channels, including restaurants and cafeterias, vending machines, and other formats that provide for immediate consumption of our products. Our largest distribution channels are supermarkets and supercenters, and our fastest growing channels in fiscal year 2005 were club stores, mass merchandisers and dollar stores.

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

In January 2005, we completed the acquisition of Central Investment Corporation ("CIC"), the seventh largest Pepsi bottler in the U.S., for a purchase price of $352.4 million. CIC had bottling operations in southeast Florida and central Ohio. This is our largest acquisition since the merger with the former PepsiAmericas.

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

Business Segments

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and Note 19 to the Consolidated Financial Statements for additional information regarding business and operating results of our geographic segments.

Relationship with PepsiCo

PepsiCo beneficially owned approximately 43 percent of PepsiAmericas' outstanding common stock as of fiscal year end 2005.

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

We purchase concentrate from PepsiCo, pay royalties related to Aquafina products, and manufacture, package, distribute and sell carbonated and non-carbonated beverages under various bottling agreements with PepsiCo. These agreements give us the right to manufacture, package, sell and distribute beverage products of PepsiCo in both bottles and cans, as well as fountain syrup in specified territories. These agreements provide PepsiCo with the ability to set prices of concentrates, as well as the terms of payment and other terms and conditions under which we purchase such concentrates. See "Franchise Agreements" for discussion of significant agreements. We also purchase finished beverage and snack food products from PepsiCo, as well as products from certain of its affiliates.

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

U.S. Operations
Brands Licensed from PepsiCo
Pepsi	Pepsi Twist	Mug Root Beer
Diet Pepsi	Diet Pepsi Twist	Aquafina
Mountain Dew	Pepsi Lime	Aquafina Flavor Splash
Diet Mountain Dew	Diet Pepsi Lime	Aquafina Sparkling
Mountain Dew Code Red	Pepsi One	Dole
Diet Mountain Dew Code Red	Pepsi Vanilla	SoBe
Mountain Dew Amp	Diet Pepsi Vanilla	Tropicana Juice Drinks
Mountain Dew Live Wire	Wild Cherry Pepsi	Tropicana Twisters
Mountain Dew Pitch Black II	Diet Wild Cherry Pepsi	Gatorade
MDX	Pepsi Holiday Spice	H2OH Water
Diet MDX	Sierra Mist
Caffeine Free Pepsi	Sierra Mist Free
Caffeine Free Diet Pepsi	Slice Flavors
Brands Licensed from PepsiCo Joint Ventures
Lipton Iced Teas	Starbucks Frappuccino	Starbucks Double Shot
Brands Licensed from Others
Dr Pepper	Sunny Delight	Yoo-Hoo
Diet Dr Pepper	Juice Tyme	Klarbrunn
Cherry Vanilla Dr Pepper	Seagram's	QBlast
Diet Cherry Vanilla Dr Pepper	Nesbitt Lemonade	Community Tea
Caffeine Free Dr Pepper	Crush	Delaware Punch
Diet Caffeine Free Dr Pepper	Squirt	Seth Mixers
Hawaiian Punch	Sunkist	Real Pure
Citrus Hill	Canada Dry	Vernors
Welch's	Schweppes	Diamond Mist Water

Central Europe Operations
Brands Licensed from PepsiCo
Pepsi	Mirinda	Kristalyviz
Pepsi Max	Seven-Up	Aqua Minerale
Pepsi Light	Seven-Up Ice	Tropicana Juice
Pepsi Twist	Mountain Dew	Gatorade
Pepsi Twist Light	Slice Flavors	SoBe
Pepsi Holiday Spice
Company-Owned Brands
Toma (carbonated soft drinks, iced teas, juices and waters)	Switezianka Water JU's juices	Kristalykeseru soft drinks Kristalyszolo brand water
Brands Licensed from Others
Schweppes	Canada Dry	Korunni Water
Dr Pepper	Lipton Iced Teas

Caribbean Operations
Brands Licensed from PepsiCo
Pepsi	Diet Mountain Dew	Junkanoo
Diet Pepsi	Mountain Dew Code Red	Ju-C
Caffeine Free Pepsi	Mug Root Beer	Old Jamaican Ginger Beer*
Caffeine Free Diet Pepsi	Aquafina	Tropicana
Pepsi Holiday Spice	Evervess Mixers	FruitWorks
Wild Cherry Pepsi	Cherry Seven-Up	Gatorade
Pepsi Twist	Slice	Propel
Diet Pepsi Twist	Ting*	SoBe
Pepsi X	Mirinda	Wonder Kola
Mountain Dew	Desnoes & Geddes*	Sierra Mist
Brands Licensed from PepsiCo Joint Ventures
Lipton Iced Teas	Essential Water
Brands Licensed from Others
Seven-Up**	Aquapure Water	Tampico
Diet Seven-Up**	Welchs CSD**	Pure Juices
Juice Tyme	Peardrax	Damon Fruitful
Sunkist	Cydrax	Fairlee Juices
Schweppes	Mauby	Sorrel
White Rock Mixers	Malta Taina	Vitamalt
Welch Foods Fruit Juice	Havana Cappuccino	Tropical Rhythm
FUZE	Moose	Grace Coconut Water
Fizz

     * Brands owned by PepsiCo in the Caribbean and owned by us outside the Caribbean.

   ** Brands owned by Cadbury Schweppes in Puerto Rico and owned by PepsiCo elsewhere in the Caribbean.

Our beverages are available in different package types, including but not limited to, 1.5-liter bottles, 2-liter bottles, and 2.5-liter bottles; multi-pack and single serve offerings of half-liter, 20-ounce, 24-ounce and 1-liter bottles; and multi-packs of 6, 12, 18 and 24 12-ounce cans, as well as 8-ounce cans. Syrup is also sold in 3 and 5 gallon bag-in-box packages for fountain use.

In addition to the above brands, we distribute snack food products in Trinidad and Tobago, the Czech Republic, Puerto Rico, and Hungary pursuant to a joint venture agreement with Frito-Lay, Inc., a subsidiary of PepsiCo. Beginning in fiscal year 2005, we began distribution of Beck's brand beer in Poland through our partnership with InBev, a leading global brewer.

Territories

In the U.S., we serve a significant portion of a 19 state region, primarily in the Midwest, which includes our expanded reach into the high-growth Florida market with the strategic acquisition of CIC. Outside the U.S., we serve Central European and Caribbean markets, including Poland, Hungary, the Czech Republic, Republic of Slovakia, Puerto Rico,

Jamaica, Barbados, the Bahamas, and Trinidad and Tobago. We serve areas with a total population of approximately 122 million people. In fiscal year 2005, we derived approximately 85 percent of our net sales from U.S. operations and approximately 15 percent of our net sales from non-U.S. operations (see Note 19 to the Consolidated Financial Statements for further discussion). In fiscal year 2005, we expanded our geographic footprint into Romania and Moldova with our 49 percent investment in Quadrant-Amroq Bottling Company Limited ("QABCL").

Sales, Marketing and Distribution

Our business is seasonal and impacted by weather conditions. Our sales and marketing approach varies by region and channel to respond to unique local competitive environments. In the U.S., channels with larger stores can accommodate a number of beverage suppliers and, therefore, marketing efforts tend to focus on increasing the amount of shelf space and the number of displays in any given outlet. In locations where our products are purchased for immediate consumption, marketing efforts are aimed not only at securing the account but also on providing equipment that facilitates the sale of cold product, such as vending machines, coolers and fountain equipment.

Package mix is an important consideration in the development of our marketing plans. Although some packages are more expensive to produce, in certain channels those packages may have higher average selling prices. For example, a packaged product that is sold cold for immediate consumption generally has better margins than a product sold to take home. This cold drink channel includes vending machines and coolers. The full service vending channel has the highest gross margin of any distribution channel, because it eliminates the middleman and enables us to establish the retail price. We own a majority of the vending machines used to dispense our products. We refurbish a majority of our cold drink equipment in our refurbishment centers in the U.S. and Puerto Rico.

In the U.S., we distribute directly to a majority of customers in our licensed territories through a direct-to-store distribution system. Our sales force is key to our selling efforts as it continually interacts with our customers to promote and sell our products. During fiscal year 2004, we substantially completed our conversion to Next Generation, a pre-sell system that allows account sales managers to call accounts in advance to determine how much product and promotional material to deliver. During the first half of fiscal year 2006, we expect to migrate the remaining former PepsiAmericas and CIC locations to our Next Generation selling platform, thus achieving one sales platform for all U.S. locations.

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

We operate a call center, Pepsi Connect, in Fargo, North Dakota, which enables us to provide the level of service our customers require in a manner that is cost effective.

In our non-U.S. markets, we use both direct-to-store distribution systems and third-party distributors. In less developed non-U.S. markets, small retail outlets represent a large percentage of the market. However, with the emergence of larger, more sophisticated retailers in Central Europe, the percentage of total soft drinks sold to supermarkets and other larger accounts is increasing. In order to optimize the infrastructure in Central Europe and the Caribbean, we migrated to an alternative sales and distribution strategy in which third-party distributors are used in certain locations in an effort to reduce delivery costs and expand our points of distribution.

Franchise Agreements

We conduct our business primarily under agreements with PepsiCo. These agreements with PepsiCo give us the exclusive rights to produce, market and distribute Pepsi-Cola products in authorized containers and to use the related trade names and trademarks in the specified territories. These agreements require us, among other things, to purchase our concentrate for such cola beverages solely from PepsiCo, at prices established by PepsiCo, and to diligently promote the sale and distribution of Pepsi brand products.

We also have entered into bottling and distribution agreements for non-cola products in the U.S., and international bottling agreements for countries outside the U.S. Our Pepsi franchise agreements have perpetual terms, subject to termination only upon failure to comply with the conditions of the agreement. We also have similar arrangements with other companies whose brands we produce and distribute.

Set forth below is a summary of the significant PepsiCo franchise agreements to which we are a party.

Master Bottling Agreement.    The Master Bottling Agreement (the "Bottling Agreement") under which we manufacture, package, sell and distribute cola beverages bearing the Pepsi-Cola and Pepsi trademarks was entered into in November 2000. The Bottling Agreement gives us the exclusive and perpetual right to distribute cola beverages for sale in specified territories in authorized containers. The Bottling Agreement provides that we will purchase our entire requirements of concentrates for the cola beverages from PepsiCo at prices, and on terms and conditions, determined from time to time by PepsiCo. PepsiCo has no rights under the Bottling Agreement with respect to the prices at which we sell our products. PepsiCo may determine from time to time what types of containers we are authorized to use.

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

(3)
undertake adequate quality control measures prescribed by PepsiCo and allow PepsiCo representatives to inspect all equipment and facilities to ensure compliance;

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

The Bottling Agreement requires that we meet with PepsiCo on an annual basis to discuss the business plan for the following three years. At these meetings, we are obligated to present the plans necessary to perform the duties required under the Bottling Agreement. These plans include marketing, management, advertising and financial plans. Subsequently, on a quarterly basis, we are required to report on the status of the implementation of the approved plans. If we carry out our annual plan in all material respects, we will be deemed to have satisfied our obligations according to the Bottling Agreement.

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

The Syrup Agreement contains provisions that are similar to those contained in the Bottling Agreement with respect to pricing, territorial restrictions with respect to local customers and national customers electing direct-to-store delivery only, planning, quality control, transfer restrictions and related matters. The Syrup Agreement, which we entered into in November 2000, had an initial term of five years and was automatically renewed for an additional five-year period in November 2005. No new terms or conditions were imposed as a condition of renewal. The Syrup Agreement is automatically renewable for additional five-year periods unless PepsiCo terminates it for cause. PepsiCo has the right to terminate the Syrup Agreement without cause at any time during a renewal term upon twenty-four months notice. If PepsiCo terminates the Syrup Agreement without cause, PepsiCo is required to pay us the fair market value of our rights thereunder. The Syrup Agreement will terminate if PepsiCo terminates the Bottling Agreement.

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

Raw Materials and Manufacturing

Expenditures for concentrate and packaging constitute our largest individual raw material costs. We buy various soft drink concentrates from PepsiCo and other soft drink companies and mix them with other ingredients in our plants, including carbon dioxide and sweeteners. Artificial sweeteners are included in the concentrates we purchase for diet soft drinks. The product is then bottled in a variety of containers ranging from 8-ounce cans to 2-liter plastic bottles to various glass packages, depending on market requirements.

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

A portion of our contractual cost of cans, plastic bottles and fructose is subject to price fluctuations based on commodity price changes in aluminum, resin and corn, respectively. We use derivative financial instruments to hedge the price risk associated with anticipated purchases of aluminum.

The inability of suppliers to deliver concentrates or other products to us could adversely affect operating results. None of the raw materials or supplies in use is currently in short supply, although factors outside of our control could adversely impact the future availability of these supplies. During the second half of fiscal year 2005, we experienced a shortage of polyethylene terephthalate ("PET") bottles in the U.S. that adversely impacted our volume performance.

Seasonality

Sales of our products are seasonal, with the second and third quarters generating higher sales volumes than the first and fourth quarters. Approximately 54 percent of our sales volume in fiscal year 2005 was generated during the second and third quarters. Sales volumes in our Central Europe operations tend to be more sensitive to weather conditions than our U.S. and Caribbean operations.

Competition

The carbonated soft drink and the non-carbonated beverage market are highly competitive. Our principal competitors are bottlers who produce, package, sell and distribute Coca-Cola carbonated soft drink products. Additionally, in both the carbonated soft drink and non-carbonated beverage markets we also compete with bottlers and distributors of nationally advertised and marketed products, bottlers and distributors of regionally advertised and marketed products, as well as bottlers of private label products sold in chain stores. The industry competes primarily on the basis of advertising to create brand awareness, price and price promotions, retail space management, customer service, consumer points of access, new products, packaging innovations and distribution methods. We believe that brand recognition is a primary factor affecting our competitive position.

Employees

We employed approximately 16,000 people worldwide as of fiscal year end 2005. This included approximately 12,200 employees in our U.S. operations and approximately 3,800 employees in our non-U.S. operations. Employment levels are subject to seasonal variations. We are a party to collective bargaining agreements covering approximately 5,600 employees. Eleven agreements covering approximately 700 employees will be renegotiated in 2006. We regard our employee relations as generally satisfactory.

Government Regulation

Our operations and properties are subject to regulation by various federal, state and local governmental entities and agencies in the U.S., as well as non-U.S. governmental entities. As a producer of beverage products, we are subject to production, packaging, quality, labeling and distribution standards in each of the countries where we have operations including, in the U.S., those of the Federal Food, Drug and Cosmetic Act. In the U.S., we are also subject to the Soft Drink Interbrand Competition Act, which permits us to retain an exclusive right to manufacture, distribute and sell a soft drink product in a geographic territory if the soft drink product is in substantial and effective competition with other products of the same class in the same market or markets. We believe that there is such substantial and effective competition in each of the exclusive territories in which we operate. The operations of our production and distribution facilities are subject to various federal, state and local environmental laws and workplace regulations both in the U.S. and abroad. These laws and regulations include, in the U.S., the Occupational Safety and Health Act, the Unfair Labor Standards Act, the Clean Air Act, the Clean Water Act and laws relating to the maintenance of fuel storage tanks. We believe that our current legal and environmental compliance programs adequately address these areas and that we are in substantial compliance with applicable laws and regulations with the exception of our operations in Jamaica, as described below.

In Jamaica, we are subject to the regulatory oversight of the National Resources Conservation Authority ("NRCA"). Following discussions with the NRCA about an effluent treatment plan, we have decided to construct a wastewater treatment facility in partnership with another company. Operation of the facility will be governed by a shared services agreement. Construction of the facility should be complete by the first quarter of 2007. Construction and operating costs for the facility are not anticipated to be material.

Environmental Matters

Current Operations.    We maintain compliance with federal, state and local laws and regulations relating to materials used in production and to the discharge or emission of wastes, and such other laws and regulations relating to the protection of the environment. The capital costs of such management and compliance, including the modification of existing plants and the installation of new manufacturing processes, are not material to our continuing operations.

We are defendants in lawsuits that arise in the ordinary course of business, none of which is expected to have a material adverse effect on our financial condition, although amounts recorded in any given period could be material to the results of operations or cash flows for that period.

Discontinued Operations — Remediation.    Under the agreement pursuant to which we sold our subsidiaries, Abex Corporation and Pneumo Abex Corporation (collectively, "Pneumo Abex"), in 1988 and a subsequent settlement agreement entered into in September 1991, we have assumed indemnification obligations for certain environmental liabilities of Pneumo Abex, after any insurance recoveries. Pneumo Abex has been and is subject to a number of environmental cleanup proceedings, including proceedings under the Comprehensive Environmental Response,

Compensation and Liability Act of 1980 regarding release or disposal of wastes at on-site and off-site locations. In some proceedings, federal, state and local government agencies are involved and other major corporations have been named as potentially responsible parties. Pneumo Abex is also subject to private claims and lawsuits for remediation of properties previously owned by Pneumo Abex and its subsidiaries.

There is an inherent uncertainty in assessing the total cost to investigate and remediate a given site. This is because of the evolving and varying nature of the remediation and allocation process. Any assessment of expenses is more speculative in an early stage of remediation and is dependent upon a number of variables beyond the control of any party. Furthermore, there are often timing considerations in that a portion of the expense incurred by Pneumo Abex, and any resulting obligation of ours to indemnify Pneumo Abex, may not occur for a number of years.

In fiscal year 2001, we investigated the use of insurance products to mitigate risks related to our indemnification obligations under the 1988 agreement, as amended. The insurance carriers required that we employ an outside consultant to perform a comprehensive review of the former facilities operated or impacted by Pneumo Abex. Advances in the techniques of retrospective risk evaluation and increased experience (and therefore available data) at our former facilities made this comprehensive review possible. The consultant's review was completed in fiscal year 2001 and was updated in the fourth quarter of 2005. We have recorded our best estimate of our probable liability under those indemnification obligations using this consultant's review and the assistance of other professionals.

At the end of fiscal year 2005, we had $87.5 million accrued to cover potential indemnification obligations, compared to $106.8 million recorded at the end of fiscal year 2004. This indemnification obligation includes costs associated with approximately 20 sites in various stages of remediation. The most significant remaining indemnification obligation was associated with the Willits site, as discussed below, while no other sites had significant estimated remaining costs associated with them. Of the total amount accrued, $30.5 million was classified as current liabilities at the end of fiscal year 2005 and $20.0 million at the end of fiscal year 2004. The amounts exclude possible insurance recoveries and are determined on an undiscounted cash flow basis. The estimated indemnification liabilities include expenses for the investigation and remediation of identified sites, payments to third parties for claims and expenses (including product liability and toxic tort claims), administrative expenses, and the expenses of on-going evaluations and litigation. We expect a significant portion of the accrued liabilities will be disbursed during the next 10 years. All estimated costs for the known claims arising from sites discussed below are included in the $87.5 million accrued as of the end of fiscal year 2005.

We continue to have environmental exposure related to the remedial action required at a facility in Portsmouth, Virginia (consisting principally of soil treatment and removal) for which we have an indemnity obligation to Pneumo Abex. This is a Superfund site, which the United States Environmental Protection Agency required Pneumo Abex to remediate. Through fiscal year 2005, we made indemnity payments of approximately $41.4 million (excluding $3.1 million of recoveries from other responsible parties) for remediation of the Portsmouth site. We have accrued and expect to incur an estimated $3.9 million to complete the remediation and for administration and legal defense costs over the next several years.

We also have financial exposure related to certain remedial actions required at a facility that manufactured hydraulic and related equipment in Willits, California. Various chemicals and metals contaminate this site. In August 1997, a final consent decree was issued in the case of the People of the State of California and the City of Willits, California v. Remco Hydraulics, Inc. This final consent decree was amended in December 2000 and established a trust whose officers are obligated to investigate and clean up this site. We are currently funding the investigation and interim remediation costs on a year-to-year basis according to the final consent decree. Through fiscal year 2005, we made indemnity payments of approximately $37.5 million for investigation and remediation at the Willits site (consisting principally of soil removal, groundwater and surface/water treatment). We have accrued $26.6 million for future remediation and trust administration costs, with the majority of this amount to be spent over the next several years.

Through the end of fiscal year 2004, we had accrued approximately $18.2 million related to several investigations regarding on-site and off-site disposal of wastes generated at a facility in Mahwah, New Jersey. In fiscal year 2005, a significant portion of our liability was settled and remaining obligations are not deemed to be significant.

Although we have certain indemnification obligations for environmental liabilities at a number of sites other than those sites described above, including Superfund sites, it is not anticipated that additional expense at any specific site will have a material effect on us. In the case of some of the sites, the volumetric contribution for which we have an obligation has been estimated and other large, financially viable parties are responsible for substantial portions of the remainder. In our opinion, based upon information currently available, the ultimate resolution of these claims and litigation, including potential environmental exposures, and considering amounts already accrued, should not have a material effect on our financial condition, although amounts recorded in a given period could be material to our results of operations or cash flows for that period.

Discontinued Operations — Insurance.    During fiscal year 2002, as part of a comprehensive program concerning environmental liabilities related to the former Whitman Corporation subsidiaries, we purchased new insurance coverage related to the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries. In addition, a trust, which was established in 2000 with the proceeds from an insurance settlement (the "Trust"), purchased insurance coverage and funded coverage for remedial and other costs ("Finite Funding") related to the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries.

Essentially all of the assets of the Trust were expended by the Trust in connection with the purchase of the insurance coverage, the Finite Funding and related expenses. These actions have been taken to fund remediation and related costs associated with the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries and to protect against additional future costs in excess of our self-insured retention. The original amount of self-insured retention (the amount we must pay before the insurance carrier is obligated to begin payments) was $114.0 million of which $32.3 million has been eroded, leaving a remaining self-insured retention of $81.7 million at the end of fiscal year 2005. The estimated range of aggregate exposure related only to the remediation costs of such environmental liabilities is approximately $40 million to $60 million. We had accrued $44.1 million at the end of fiscal year 2005 for remediation costs, which is our best estimate of the contingent liabilities related to these environmental matters. The Finite Funding may be used to pay a portion of the $44.1 million and thus reduces our future cash obligations. The Finite Funding amounts recorded were $19.6 million and $21.9 million at the end of fiscal years 2005 and 2004, respectively, and are recorded in "Other assets," net of $5.4 million and $1.5 million, respectively, recorded in "Other current assets."

On May 31, 2005, Cooper Industries, LLC filed and later served us with a Cook County, Illinois lawsuit against us, Pneumo Abex, LLC, and the Trustee of the Trust, captioned Cooper Industries, LLC v. PepsiAmericas, Inc., et al., Case No. 05 CH 09214 (Cook Cty. Cir. Ct.). The claims involve the Trust and insurance policy described above. See "Legal Proceedings" in Item 3 for further discussion.

In addition, we had recorded other receivables of $11.4 million at the end of fiscal year 2005 and $12.3 million at the end of fiscal year 2004 for future probable amounts to be received from insurance companies and other responsible parties. These amounts were recorded in "Other assets" in the Consolidated Balance Sheets as of the end of each respective period. Of this total, no portion of the receivable was reflected as current as of fiscal year end 2005 and 2004.

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

In fiscal year 2004, we noted that three mass-filed lawsuits accounted for thousands of claims for which Pneumo Abex claimed indemnification. During the last quarter of fiscal year 2005, these and other related claims were resolved for an amount we viewed as reasonable given all of the circumstances and consistent with our prior judgments as to valuation. We have received year end 2005 claim statistics from law firms and Pneumo Abex which reflect the resolution of those claims and the remaining cases for which Pneumo Abex claims indemnification from PepsiAmericas. After giving effect to the noted resolution of prior mass-filed claims, at the end of fiscal year 2005, there are less than 7,500 claims for which indemnification is claimed. Of these claims, approximately 4,900 are filed in federal court and are subject to orders issued by the Multi-District Litigation panel, which effectively stay all federal claims, subject to specific requests to activate a particular claim or a discrete group of claims. The remaining cases are in state court and some are in "pleural registries" or other similar classifications that cause a case not to be allowed to go to trial unless there is a specific showing as to a particular plaintiff. Over 50 percent of the state court claims were filed prior to or in 1998. Prior to 1980, sales ceased for the asbestos-containing product claimed to have generated the largest subset of the open cases, and, therefore, we expect a decreasing rate of individual claims for that subset of cases. Our employees and agents manage or monitor the defense of the underlying claims that are or may be indemnifiable by us.

At the end of fiscal year 2005, we had accrued $7.0 million related to product liability. These accruals primarily relate to probable asbestos claim settlements and legal defense costs. We also have additional amounts accrued for legal and other costs associated with obtaining insurance recoveries for previously resolved and currently open claims and their related costs. These amounts are included in the total liabilities of $87.5 million accrued at the end of fiscal year 2005. In addition to the known and probable asbestos claims, we may be subject to additional asbestos claims that are possible for which no reserve has been established at the end of fiscal year 2005. These additional reasonably possible claims are primarily asbestos related and the aggregate exposure related to these possible claims is estimated to be in the range of $6 million to $17 million. These amounts are undiscounted and do not reflect any insurance recoveries that we will pursue from insurers for these claims.

In addition, two lawsuits have been filed in California, which name several defendants including certain of our prior subsidiaries. The lawsuits allege that our former subsidiaries and we are liable for personal injury and/or property damage resulting from environmental contamination at the Willits facility. There are approximately 250 personal injury plaintiffs in the lawsuits seeking an unspecified amount of damages, punitive damages, injunctive relief and medical monitoring damages. We are actively defending the lawsuits. At this time, we do not believe these lawsuits are material to our business or financial condition.

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

Executive Officers of the Registrant

Our executive officers and their ages as of March 1, 2006 were as follows:

Name	Age	Position
Robert C. Pohlad	51	Chairman of the Board and Chief Executive Officer
Kenneth E. Keiser	54	President and Chief Operating Officer
Alexander H. Ware	43	Executive Vice President and Chief Financial Officer
G. Michael Durkin, Jr.	46	Executive Vice President, U.S. Operations
James R. Rogers	51	Executive Vice President, International Operations
Andrè J. Hawaux	44	Senior Vice President, Worldwide Strategy and Corporate Development
Jay S. Hulbert	52	Senior Vice President, Worldwide Supply Chain
Anne D. Sample	42	Senior Vice President, Human Resources
Timothy W. Gorman	45	Vice President and Controller
Andrew R. Stark	42	Vice President and Treasurer

Each executive officer has been appointed to serve until his or her successor is duly appointed or his or her earlier removal or resignation from office. There are no familial relationships between any director or executive officer. The following is a brief description of the business background of each of our executive officers.

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

Mr. Keiser was named President and Chief Operating Officer in January 2002 with responsibilities for the global operations of PepsiAmericas. From November 2000 to January 2002, Mr. Keiser had served as President and Chief Operating Officer, U.S. of PepsiAmericas. Mr. Keiser served as President and Chief Operating Officer of the former PepsiAmericas prior to the merger with Whitman Corporation, a position he held since 1998. Mr. Keiser was President and Chief Operating Officer of Delta Beverage Group, Inc. ("Delta"), a wholly-owned subsidiary of the former PepsiAmericas, from 1990 to November 2000. Mr. Keiser is also a director of C.H. Robinson Worldwide, Inc.

Mr. Ware was named Executive Vice President and Chief Financial Officer in March 2005. From January 2003 to March 2005, Mr. Ware had served as Senior Vice President, Planning and Corporate Development. Prior to this role, he served as Vice President Finance for the East Group of PepsiAmericas since 1999. He joined PepsiAmericas as Director of Finance for PepsiCo's Heartland Business Unit, which was acquired by PepsiAmericas from PepsiCo in 1999. Prior to this position, he had served in various strategic planning and corporate development roles within PepsiCo since 1994.

Mr. Durkin was named Executive Vice President of U.S. Operations in March 2005. Prior to this role, Mr. Durkin served as Chief Financial Officer of PepsiAmericas since 2000, and as Senior Vice President, East Group, for a subsidiary of Whitman Corporation, from March 1999 to November 2000. Prior to such position, Mr. Durkin was Vice President, Customer Development of PepsiCo's Heartland Business Unit, which was acquired by PepsiAmericas from PepsiCo in 1999. Mr. Durkin also serves on the Board of Directors of The Schwan Food Company, Inc.

Mr. Rogers was named Executive Vice President, International in September 2004. Prior to this appointment, he served as Executive Vice President/General Manager of Central Europe since August 2000. Prior to joining PepsiAmericas, he was Vice President, Sales and Marketing, Southern California for The Pepsi Bottling Group, Inc. from July 1999 to August 2000.

Mr. Hawaux was named Senior Vice President, Worldwide Strategy and Corporate Development in May 2005. Prior to joining PepsiAmericas this year, Mr. Hawaux was Vice President—Finance and CFO for Pepsi-Cola N.A. since 2000. From 1995 to 2000, Mr. Hawaux served as Vice President of Finance for the China Business Unit of Pepsi-Cola International.

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

Item 1A. Risk Factors.

The following are certain risk factors that could affect our business, financial condition, operating results and cash flows. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these risk factors could cause our actual results to differ materially from those expressed in any forward-looking statement. The risks we have highlighted below are not the only ones we face. If any of these events actually occur, our business, financial condition, operating results or cash flows could be negatively affected. We caution you to keep in mind these risk factors and to refrain from attributing undue certainty to any forward-looking statements, which speak only as of the date of this report.

Our operating results may fluctuate based on changes in marketplace conditions, especially customer and competitor consolidation, changes in customer preferences, including our customers' shift from carbonated soft drinks to non-carbonated beverages, and unfavorable weather conditions in the territories in which we operate.

We face intense competition and are impacted by both customer and competitor consolidation. Our response to marketplace competition and retailer consolidations may result in lower than expected net pricing of our products. Our efforts to improve pricing may result in lower than expected volumes. Changes in net pricing and volume could have an adverse effect on our business, results of operations and financial condition.

Health and wellness trends have decreased demand for sugared carbonated soft drinks. In response to changes in consumers' preferences, we have increased our emphasis on volume in non-carbonated beverages, including Aquafina, Tropicana juice drinks, Lipton Iced Tea, energy drinks, and diet carbonated beverages. Our business could be adversely impacted by our inability to offset the decline in sales of sugared carbonated soft drinks with sales of diet soft drinks and non-carbonated beverages. In addition, our business could be adversely affected by customer trends, such as consumer health concerns about obesity, product attributes and ingredients.

Additionally, our business is highly seasonal and unfavorable weather conditions in our markets may impact sales volume. Sales volumes in our Central Europe operations tend to be more sensitive to weather conditions than our U.S. and Caribbean operations.

An increase in the price of raw materials or a decrease in the availability of raw materials, including aluminum, resin, sweeteners and fuel, could adversely affect our financial condition.

Unanticipated increases in ingredients, packaging materials and other raw material costs could adversely impact our earnings and financial condition if we are unable to pass along these higher costs to our customers. The inability of suppliers to deliver concentrate, raw materials, other ingredients and products to us could also adversely affect operating results.

Energy prices, including the price of natural gas, gasoline and diesel fuel, are cost drivers for our business. Sustained high energy or commodity prices could negatively impact our operating results and demand for our products.

The successful operation of our business depends upon our relationship with PepsiCo.

We operate under various bottling agreements with PepsiCo that allow us to manufacture, package, distribute and sell carbonated and non-carbonated beverages. Our inability to comply with the terms and conditions established in these agreements could result in termination of bottling agreements which would have a material adverse impact on our short-term and long-term business.

Bottler incentives cover a variety of initiatives to support volume and market share growth. The level of support is negotiated regularly and can be increased or decreased at the discretion of PepsiCo. PepsiCo is under no obligation to continue past levels of support in the future. Material changes in expected levels of bottler incentive payments and other support arrangements could adversely affect future results of operations.

PepsiCo provides procurement services for certain raw materials which result in rebates from vendors as a result of procurement volume. Cost of goods sold may be negatively impacted if we are unable to maintain targeted volume levels to secure such anticipated rebates or if PepsiCo no longer provides this service on our behalf.

A negative change in our credit rating or the availability of capital could impact borrowing costs and financial results.

We depend, in part, upon the issuance of unsecured debt to fund our operations and contractual commitments. A number of factors could cause us to incur increased borrowing costs and to have greater difficulty accessing public and private markets for unsecured debt. These factors include the global capital market environment and outlook, our financial performance and outlook, and our credit ratings as determined primarily by rating agencies. It is possible that our other sources of funds, including available cash, bank facilities and cash flow from operations, may not provide adequate liquidity to fund our operations and contractual commitments.

The cost to remediate environmental concerns associated with previously owned subsidiaries could be materially different than our estimates.

We are subject to federal and state requirements for protection of the environment, including those for the remediation of contaminated sites related to previously owned subsidiaries. We routinely assess our environmental exposure, including obligations and commitments for remediation of contaminated sites and assessments of ranges and probabilities of recoveries from other responsible parties, including insurance providers. Due to the regulatory complexities and risk of unidentified contaminants on our former properties, the potential exists for remediation costs to be materially different from the costs we have estimated.

We cannot predict the outcome of legal proceedings and an adverse determination could negatively impact our financial results.

The nature of operations of previously owned subsidiaries exposes us to the potential for various claims and litigation related to, among other things, personal injury and asbestos product liability claims. The nature of assets we currently own and operate exposes us to the potential for various claims and litigation related to, among other things, personal injury and property damage. The resolution of outstanding claims and assessments may be materially different than what we have estimated.

Increases in the cost of compliance with applicable regulations, including those governing the production, packaging, quality, labeling and distribution of beverage products, could negatively impact our financial results.

Our operations and properties are subject to various federal, state and local laws and regulations, including those governing the production, packaging, quality, labeling and distribution of beverage products. We are also subject to the jurisdiction of regulatory agencies of foreign countries. New laws or regulations or changes in existing laws or regulations could negatively impact our financial results through higher operating costs to achieve compliance.

A strike or work stoppage by our union employees, which represent approximately one-third of our workforce, could disrupt our business.

Approximately 35 percent of our employees are covered by collective bargaining agreements. These agreements expire at various dates, including some in fiscal year 2006. Our inability to successfully renegotiate these agreements could cause work stoppages and interruptions, which may adversely impact our operating results.

Because our international operations are conducted under multiple local currencies, our operating results experience foreign currency fluctuations.

Our non-U.S. operations are exposed to foreign exchange rate fluctuations as the financial results of certain locations are translated from the local currency into U.S. dollars upon consolidation. As exchange rates vary, revenue and other operating results, when translated, may differ materially from expectations.

Changes in tax laws or in the tax status of our international operations could increase our tax liability and negatively impact our financial results.

We are subject to taxes in the U.S. and various foreign jurisdictions. As a result, our effective tax rate could be adversely affected by changes in the mix of earnings in the U.S. and foreign countries with differing statutory tax rates, legislative changes impacting statutory tax rates, including the impact on recorded deferred tax assets and liabilities, changes in tax laws or material audit assessments. In addition, deferred tax balances reflect the benefit of net operating loss carryforwards, the realization of which will depend upon generating future taxable income.

A change in the financial stability of our third-party distributors in Central Europe could disrupt our international business.

In addition to our direct-to-store delivery system, we also utilize an alternative sales and distribution strategy in which we use third-party distributors in certain locations to reduce delivery costs and expand our points of distribution. Adverse changes to the financial condition of third-party distributors may inhibit our ability to distribute products and negatively impact volume and operating results.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

Our U.S. manufacturing facilities include ten owned and one leased combination bottling/canning plants, four owned bottling plants and two owned canning plants with a total manufacturing area of approximately 1.4 million square feet. Non-U.S. manufacturing facilities include two owned plants in Poland, two owned plants in Hungary, two owned plants in the Czech Republic, one owned plant in Puerto Rico, one owned plant in Jamaica, one owned plant in the Bahamas and one owned plant in Trinidad. In addition, we operate 127 distribution facilities in the U.S., 32 distribution facilities in Central Europe and 8 distribution facilities in the Caribbean. Sixty-five of the distribution facilities are leased and less than 7 percent of our U.S. production is from our one leased domestic plant. We believe all facilities are adequately equipped and maintained and capacity is sufficient for our current needs. We currently operate a fleet of approximately 6,100 vehicles in the U.S. and approximately 1,800 vehicles internationally to service and support our distribution system.

In addition, we own various industrial and commercial real estate properties in the U.S. We also own a leasing company, which leases approximately 1,900 railcars, comprised of locomotives, flatcars and hopper cars, to the Illinois Central Railroad Company.

Item 3. Legal Proceedings.

From approximately 1945 to 1995, various entities owned and operated a facility that manufactured hydraulic equipment in Willits, California. The plant site is contaminated by various chemicals and metals. On August 23, 1999, an action entitled Donna M. Avila, et al. v. Willits Environmental Remediation Trust, Remco Hydraulics, Inc., M-C Industries, Inc., Pneumo Abex Corporation and Whitman Corporation, Case No. C99-3941 CAL, was filed in U.S. District Court for the Northern District of California. On January 16, 2001, a second lawsuit, entitled Pamela Jo Alrich, et al. v. Willits Environmental Remediation Trust, et al., Case No. C 01 0266 SI, against essentially the same defendants was filed in the same court. In the two lawsuits, individual plaintiffs claim that PepsiAmericas is liable for personal injury and/or property damage resulting from environmental contamination at the facility. As of fiscal year end 2005, there were approximately 250 personal injury plaintiffs in the lawsuits seeking an unspecified amount of damages, punitive damages, injunctive relief and medical monitoring damages from PepsiAmericas. We are actively defending the lawsuits. At this time, we do not believe these lawsuits are material to the business or financial condition of PepsiAmericas.

On May 31, 2005, Cooper Industries, LLC ("Cooper") filed and later served us with a Cook County, Illinois lawsuit against us, Pneumo Abex, LLC, and the Trustee of the Trust (the "Trustee"), captioned Cooper Industries, LLC v. PepsiAmericas, Inc., et al., Case No. 05 CH 09214 (Cook Cty. Cir. Ct.). The claims involve the Trust and insurance policy described in "Environmental Matters" in Item 1. Cooper asserts that it was entitled to access $34 million that previously was in the Trust and that was spent to purchase the insurance policy. Cooper claims that Trust funds should not have been distributed for environmental expenses and instead claims that the monies should have been distributed for underlying Pneumo Abex asbestos claims indemnified by Cooper. Cooper complains that we deprived it of access to money in the Trust because of the Trustee's decision to use money in the Trust to purchase the insurance policy. Cooper's lawsuit also named Pneumo Abex as a defendant. We have not filed an answer to the complaint, but we will deny and vigorously contest the claim. We have joined a motion by the Trustee to dismiss the lawsuit on the grounds that Cooper lacks standing to pursue its claims, because it is not a beneficiary under the Trust. Pneumo Abex, LLC, the corporate successor to our prior subsidiary, has previously filed papers that deny the claim. Pneumo Abex, LLC also has filed papers and otherwise asserted that Cooper is not a beneficiary of the Trust and that Cooper's claims lack merit.

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

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of PepsiAmericas is listed and traded on the New York Stock Exchange and the Pacific Stock Exchange under the stock trading symbol "PAS." The table below sets forth the reported high and low sales prices as reported for New York Stock Exchange Composite Transactions for our common stock and indicates our dividends declared for each quarterly period for the fiscal years 2005 and 2004.

	Common Stock
	High	Low	Dividends Declared
2005:
First quarter	$23.22	$20.28	$0.085
Second quarter	25.75	22.48	0.085
Third quarter	26.35	21.97	0.085
Fourth quarter	23.95	21.31	0.085
2004:
First quarter	$20.73	$16.74	$0.075
Second quarter	21.67	19.23	0.075
Third quarter	21.60	18.29	0.075
Fourth quarter	21.52	18.71	0.075

Beginning in fiscal year 2004, our Board of Directors instituted a practice of reviewing dividend declarations on a quarterly basis. On February 24, 2006, we announced that our Board of Directors declared a first quarter 2006 dividend of $0.125 per share on PepsiAmericas common stock. The dividend is payable April 3, 2006 to shareholders of record on March 15, 2006. There were 11,047 shareholders of record as of February 24, 2006.

Our share repurchase program activity during the quarter ended December 31, 2005 was as follows:

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [3]
October 2, 2005 - October 29, 2005	988,000	$22.72	23,077,900	16,922,100
October 30, 2005 - November 26, 2005	748,200	23.04	23,826,100	16,173,900
November 27, 2005 - December 31, 2005	—	—	23,826,100	16,173,900

For the Quarter Ended December 31, 2005	1,736,200	$22.86

1
Represents shares purchased in open-market transactions pursuant to our publicly announced repurchase program.
2
Includes commissions of $0.02 per share.
3
On July 21, 2005, we announced that our Board of Directors authorized the repurchase of 20 million additional shares under a previously authorized repurchase program. This repurchase authorization does not have a scheduled expiration date.

See "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Item 6. Selected Financial Data.

The following table presents summary operating results and other information of PepsiAmericas and should be read along with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and accompanying notes included elsewhere in this Annual Report on Form 10-K (in millions, except per share and employee data).

For the fiscal years [1]	2005	2004	2003	2002	2001
OPERATING RESULTS:
Net sales:
U.S.	$3,156.1	$2,825.8	$2,739.4	$2,760.5	$2,699.7
Central Europe	343.5	309.4	310.4	298.4	270.6
Caribbean	226.4	209.5	187.0	180.9	173.7

Worldwide	$3,726.0	$3,344.7	$3,236.8	$3,239.8	$3,144.0
Operating income:
U.S.	$387.7	$332.3	$315.7	$314.7	$297.0
Central Europe	1.5	2.0	0.5	(10.6)	(27.1)
Caribbean	4.2	5.4	0.1	(3.4)	(1.5)

Worldwide	393.4	339.7	316.3	300.7	268.4
Interest expense, net	89.9	62.1	69.6	76.4	90.8
Other (expense) income, net	(4.9)	4.8	(6.2)	(3.7)	(3.4)

Income before income taxes and equity in net earnings (loss) of nonconsolidated companies	298.6	282.4	240.5	220.6	174.2
Income taxes	108.8	100.4	82.6	84.5	83.8
Equity in net earnings (loss) of nonconsolidated companies	4.9	(0.1)	(0.3)	(0.4)	(0.3)

Income from continuing operations	194.7	181.9	157.6	135.7	90.1
Loss from discontinued operations after taxes	—	—	—	(6.0)	(71.2)

Net income	$194.7	$181.9	$157.6	$129.7	$18.9

Weighted average common shares:
Basic	134.7	139.2	143.1	152.1	155.9
Incremental effect of stock options and awards	2.5	2.6	1.0	0.9	0.7

Diluted	137.2	141.8	144.1	153.0	156.6

Income (loss) per share — basic:
Continuing operations	$1.45	$1.31	$1.10	$0.89	$0.58
Discontinued operations	—	—	—	(0.04)	(0.46)

Net income	$1.45	$1.31	$1.10	$0.85	$0.12

Income (loss) per share — diluted:
Continuing operations	$1.42	$1.28	$1.09	$0.89	$0.58
Discontinued operations	—	—	—	(0.04)	(0.46)

Net income	$1.42	$1.28	$1.09	$0.85	$0.12

Cash dividends declared per share	$0.34	$0.30	$0.04	$0.04	$0.04
OTHER INFORMATION:
Total assets	$4,053.8	$3,529.8	$3,596.8	$3,562.6	$3,419.3
Long-term debt	$1,285.9	$1,006.6	$1,078.4	$1,080.7	$1,083.4
Capital investments	$180.3	$121.8	$158.3	$219.2	$218.6
Depreciation and amortization	$184.7	$176.4	$170.2	$163.8	$202.1
Number of employees at year end	16,000	15,100	14,500	15,200	15,400

1
Amounts presented prior to fiscal year 2003 are presented as reported and are not adjusted for the pro forma impact of the prospective adoption in the first quarter of 2003 of Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor."

The following were recorded during the periods presented:

In fiscal year 2005:

  •
  We recorded a gain of $16.6 million related to the proceeds from the settlement of a class action lawsuit. The lawsuit alleged price fixing related to high fructose corn syrup purchased in the U.S. from July 1, 1991 through June 30, 1995.

  •
  We recorded a $5.6 million benefit associated with a real estate tax refund concerning a previously sold parcel of land in downtown Chicago. The gain was recorded in "Other (expense) income, net."

  •
  We recorded a $1.1 million benefit to net income related to the reversal of valuation allowances for certain net operating loss carryforwards offset by tax contingency requirements. This benefit was comprised of interest expense of $0.6 million ($0.4 million after tax) for the tax contingency requirements recorded in "Interest expense, net" and $1.5 million of tax benefit recorded in "Income taxes."

  •
  We recorded an expense of $6.1 million related to lease exit costs. The lease exit costs are the result of the relocation of our corporate offices in the Chicago area.

  •
  We recorded an expense of $5.6 million related to the loss on the extinguishment of debt. During fiscal year 2005, we completed a cash tender offer related to $550 million of our outstanding debt. The total amount of securities tendered was $388 million. The loss was recorded in "Interest expense, net."

  •
  We recorded special charges in Central Europe of $2.5 million. The special charges related to a reduction in the workforce and the consolidation of certain production facilities as we continue to rationalize our cost structure. These special charges were primarily for severance costs and related benefits and asset write-downs.

In fiscal year 2004:

  •
  In Central Europe, we recorded special charges of $3.9 million related to the consolidation of certain production facilities and a reduction in the workforce. These special charges were primarily for severance costs and related benefits, as well as asset write-downs. Special charges are net of reversals of approximately $0.4 million recorded in the fourth quarter due to revisions of estimates of the related liabilities as Central Europe substantially completed the plans to modify the distribution strategy in all markets.

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

  •
  We recorded a $3.5 million benefit to net income relating to the reversal of certain tax liabilities due to the settlement of income tax audits through the 2002 tax year. This benefit is comprised of interest income of $1.1 million ($0.7 million after tax) recorded in "Interest expense, net" and $2.8 million of tax benefit recorded in "Income taxes."

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

  •
  We recorded net special charges of $6.4 million. These charges consisted primarily of a $5.8 million charge related to the reduction in workforce in the U.S. and charges related to changes in the production, marketing and distribution strategies in our international operations. The U.S. special charges were primarily for severance costs and related benefits, including the acceleration of restricted stock awards. In addition, as a result of excess severance costs identified, we recorded a reversal of $0.2 million related to the fiscal year 2003 charge in the U.S. We also recorded special charges of $0.8 million related to a change in the production and distribution strategy in Barbados, which consisted primarily of asset write-downs. In addition, we recorded additional special charges of $2.1 million related to the changes in the marketing and distribution strategy in Poland, the Czech Republic, and Republic of Slovakia, offset by a special charge reversal of $2.1 million related primarily to favorable outcomes with outstanding lease commitments and severance in Poland. The initial special charge was based on an estimate that no sublease income would offset our lease commitments.

  •
  In fiscal year 2003, the investors in our $150 million, face value 5.79 percent notes notified us that they would exercise their option to purchase and resell the notes pursuant to the remarketing agreement, unless we elected to redeem the notes. We exercised our option and elected to redeem the notes at fair value pursuant to the remarketing agreement. As a result, we recorded a loss on the extinguishment of debt of $8.8 million in "Interest expense, net."

  •
  We recorded an additional gain of $2.1 million on the previous sale of a parcel of land in downtown Chicago for the reversal of accruals related to the favorable resolution of certain contingencies. The gain is reflected in "Other (expense) income, net."

  •
  We favorably settled a tax refund case with the Internal Revenue Service that arose from the 1990 termination of our Employee Stock Ownership Plan ("ESOP"). The tax settlement consisted of $6.4 million of interest income and a tax benefit of $6.0 million recorded in "Income taxes." During fiscal year 2003, we recorded a net tax benefit of $7.7 million related primarily to the reversal of certain tax accruals, offset by additional tax liabilities recorded. Included in the net tax benefit of $7.7 million are tax benefits of $6.0 million from the favorable settlement of the ESOP case and a tax benefit of $6.0 million related mainly to the reversal of tax liabilities due to the settlement of various income tax audits through the 1999 tax year. These tax benefits were offset, in part, by net additional tax accruals of $4.3 million for contingent liabilities arising in fiscal year 2003.

In fiscal year 2002:

  •
  We recorded net special charges of $2.6 million. These charges included $5.7 million relating to changes in the distribution and marketing strategies in Poland, the Czech Republic and Republic of Slovakia. Also included in the charges was $0.2 million in additional severance costs in the U.S. relating to the fiscal 2000 special charge. We also identified and reversed $3.3 million in excess severance and related exit costs, including $2.2 million relating to the Hungary special charges recorded in fiscal 2001, and $1.1 million relating to previous special charges. These net special charges reduced the U.S. and Central Europe operating income by $0.2 million and $2.4 million, respectively.

  •
  We recorded a gain of $3.5 million related to the sale of a parcel of land in downtown Chicago, which is reflected in "Other (expense) income, net."

  •
  Loss from discontinued operations included a charge of $9.8 million ($6.0 million after tax) resulting from the purchase of new insurance policies concerning the environmental liabilities related to previously sold subsidiaries.

In fiscal year 2001:

  •
  We recorded special charges of $13.8 million that included $9.2 million for severance costs and other costs related to changing our marketing and distribution strategy in Hungary, as well as for the write-down of marketing equipment in the U.S. Also included was a $4.6 million charge related to organizational changes resulting from the merger with the former PepsiAmericas. This charge was principally composed of severance and related benefits. These charges reduced U.S. and Central Europe operating income by $6.3 million and $7.5 million, respectively.

  •
  We recorded a gain on pension curtailment of $8.9 million in connection with the integration of the former Whitman Corporation and former PepsiAmericas U.S. benefit plans.

  •
  Loss from discontinued operations included a charge of $111.0 million ($71.2 million after tax) for environmental liabilities related to previously sold subsidiaries.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements of expected future developments, as defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this Annual Report on Form 10-K refer to our expectations regarding continuing operating improvement and other matters. These forward-looking statements reflect our expectations and are based on currently available data; however, actual results are subject to future risks and uncertainties, which could materially affect actual performance. Risks and uncertainties that could affect such performance include, but are not limited to, the following: competition, including product and pricing pressures; changing trends in consumer tastes; changes in our relationship and/or support programs with PepsiCo and other brand owners; market acceptance of new product and package offerings; weather conditions; cost and availability of raw materials; changing legislation; outcomes of environmental claims and litigation; availability of capital including changes in our debt ratings; labor and employee benefit costs; unfavorable interest rate and currency fluctuations; costs of legal proceedings; and general economic, business and political conditions in the countries and territories where we operate. See "Risk Factors" in Item 1A for additional information.

These events and uncertainties are difficult or impossible to predict accurately and many are beyond our control. We assume no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Executive Overview

What we do

We manufacture, distribute, and market a broad portfolio of beverage products in the U.S., Central Europe and the Caribbean. We sell a variety of brands that we bottle under franchise agreements with various brand owners, the majority with PepsiCo or PepsiCo joint ventures. In some territories, we manufacture, package, sell and distribute our own brands, such as Toma brands in Central Europe. We operate in a significant portion of a 19 state region in the U.S. In Central Europe, we serve Poland, Hungary, the Czech Republic, and Republic of Slovakia. In addition, we have an equity investment in QABCL, which gives us a market presence in Romania and Moldova. In the Caribbean, our territories include Puerto Rico, Jamaica, Barbados, the Bahamas, and Trinidad and Tobago.

Our key fiscal year 2005 financial results

  •
  Worldwide average net selling prices improved 3.9 percent in fiscal year 2005.

  •
  Worldwide volume increased 6.5 percent in fiscal year 2005, compared to the prior year.

  •
  Operating margins increased 40 basis points to 10.6 percent in fiscal year 2005.

  •
  We generated operating income of $393.4 million in fiscal year 2005, compared to $339.7 million in fiscal year 2004. This included a benefit of $16.6 million in fiscal year 2005 due to the proceeds from the high fructose corn syrup litigation settlement.

  •
  We generated cash from operating activities of $431.8 million in fiscal year 2005.

  •
  We reported diluted net income per share of $1.42 for the fiscal year 2005, compared to diluted net income per share of $1.28 in the prior year.

Our focus in fiscal year 2005

We managed our business to optimize shareholder value through our focus on the balance between volume and pricing, improved cost performance, strong execution in the marketplace, and enhanced utilization of our international infrastructure. The challenges and opportunities we faced in our geographic segments are summarized as follows:

In the U.S.    Despite the challenges set forth below, we grew operating income by $55.4 million to $387.7 million. In January 2005, we acquired CIC, our largest acquisition since the PepsiAmericas merger in 2000. CIC provides us access to a Florida market, which is a faster growing market than our existing U.S. markets, as well as additional territories that are contiguous to our existing operations in Ohio. The meaningful contribution of this acquisition and the strong performance of our non-carbonated category drove solid financial results. We continued to drive initiatives to expand our single-serve business that provides consumers the convenience of immediate consumption of our products. In fiscal year 2005, we continued our emphasis on the total liquid refreshment beverage category and not just carbonated soft drinks. We saw an opportunity for growth in the non-carbonated beverage category and introduced Aquafina FlavorSplash. We also focused on expanding our presence in the energy drink category, which includes products such as Adrenaline Rush, AMP and No Fear. Additionally, we experienced growth in our Lipton Iced Tea and ready-to-drink coffee products.

The most significant challenges we faced were volume declines in our carbonated soft drink category, raw material cost increases, a shortage of PET bottle supply and the impact of Hurricane Katrina. Price increases in raw materials such as aluminum, fuel and resin challenged our business throughout the year. The direct and indirect effects of Hurricane Katrina further impacted prices for fuel, energy and packaging costs, specifically resin. During the second half of the year, we experienced difficulties in procuring sufficient quantities of PET bottles that limited the volume growth in our Aquafina products. Changing consumer preferences have driven volume declines in brand Pepsi and brand Mountain Dew of 5.2 percent and 0.4 percent, respectively, and a shift in our total portfolio mix as U.S. consumers are moving to diet carbonated soft drinks and healthier, non-carbonated alternatives. Trademark Pepsi and trademark Mountain Dew comprised 72 percent of our sales volume, a decrease from 75 percent in fiscal year 2004.

On a constant territory basis, which refers to the results of operations excluding the acquisition of CIC, our volume growth in fiscal year 2005 was essentially flat. We were able to offset the effects of volume softness in the carbonated soft drink category and higher raw material costs through our pricing initiatives. For the third consecutive year, pricing drove our top-line growth. Volume growth in the non-carbonated beverage and sports drink/energy categories was offset by volume declines in our core trademarks.

Our international operations.    For the third consecutive year, we achieved profitability in our combined international operations due to our focus on pricing, managing costs, and leveraging our infrastructure. In fiscal year 2005, we generated a total of $5.7 million in operating income in Central Europe and the Caribbean, which included the favorable impact of foreign currency translation offset by the impact of special charges of $2.5 million. This compares to operating income in our international operations of $7.4 million in fiscal year 2004, which included special charges of $3.9 million.

In Central Europe, operating income declined $0.5 million due primarily to challenges we faced in Hungary. In this market, we were challenged by a competitive water market, pricing pressures in the carbonated soft drink category and changing trade and channel dynamics. Additionally, we experienced significantly higher raw material costs, including resin and sugar. While these challenges are present, we have implemented various initiatives to counteract these conditions across Central Europe. We leveraged our existing distribution systems by expanding into new product lines such as the introduction of Frito Lay snack foods in the Czech Republic in fiscal year 2004 and in Hungary in fiscal year 2005. We initiated a new relationship with InBev and began distributing Beck's brand beer in Poland in the middle of fiscal year 2005. We continued to cut costs through the further rationalization of our business, including the closure of two plants and other cost reduction programs. We sourced more products between the countries in order to reduce costs and take advantage of the reduction in trade restrictions made possible by our markets joining the European Union ("EU"). We successfully introduced new products such as Slice and Tropicana juice drinks. Lastly, we expanded our geographic footprint through our 49 percent investment in QABCL, the Pepsi bottler in Romania and Moldova.

In the Caribbean, we were challenged by the macroeconomic and political conditions that existed in Puerto Rico. Operating income declined $1.2 million to $4.2 million in fiscal year 2005 due to economic conditions that affected Puerto Rico, as well as the impact caused by the difficult hurricane season in Jamaica. In Puerto Rico, a country-wide labor strike impacted our supply of raw materials, which limited sales for a short period of time. In addition, we saw an economic slowdown in Puerto Rico as consumers became more wary of inflation. While the hurricanes in Jamaica did not cause any severe damage, flooding became an issue and affected net sales. Despite these challenges, the Caribbean continued to drive the initiatives that contributed to its strong performance in fiscal year 2004. Non-carbonated beverages and flavored beverages continued to contribute to volume growth. During fiscal year 2005, we continued to distribute Frito-Lay snack food products through retail channels in Trinidad and Tobago and through vending channels in Puerto Rico.

Focusing on fiscal year 2006

Looking ahead to fiscal year 2006, we are focused on continuing to drive top-line growth and finding an appropriate balance between volume and price. Pricing, with a focus on both rate and mix, continues to be a driving factor in achieving our top-line growth. Our plans include increased emphasis on volume in the growth categories based on the continued shift in consumer demand and increased interest in products related to health and wellness, such as non-carbonated beverages, energy drinks, water, and the diet category. In addition, we will continue to focus on our single serve, immediate consumption business across all channels and products with a primary emphasis on the on-premise channel.

We will continue to focus on product-line extension and packaging innovation to drive consumer awareness. We expect volume to benefit from our marketing calendar and product line extensions that will provide exciting brand and package programs during the entire year. We are in the process of rolling out a reformulated Diet Mountain Dew and continue to expand our non-carbonated beverage offerings with new flavors of Lipton branded teas and Aquafina FlavorSplash Grape and the introduction of SoBe LifeWater. We also plan to introduce new Starbucks ready-to-drink coffee flavors and a new 0.5-liter multi-pack package for Tropicana and Lipton beverages in the first quarter of 2006. Lastly, we acquired Ardea Beverage Co. and its brand, airforce Nutrisoda, in January 2006 to further expand our alternative beverage category offerings.

In Central Europe and the Caribbean, we seek to continue our top-line growth through product expansion and the distribution of snack foods and beer. Additionally, we will evaluate our option to expand our investment in Romania.

In fiscal year 2006, we expect to achieve diluted income per share of $1.44 to $1.49, compared to fiscal year 2005 diluted income per share of $1.42. Net income growth in fiscal year 2005 benefited by $0.05 per diluted share due to the adjustments described in "Selected Financial Data" in Item 6. We expect worldwide volume to increase in the range of 2 to 3 percent, including growth of 1 to 2 percent in the U.S., and to improve average net selling price by 2.5 to 3.5 percent. We expect cost of goods sold per unit to increase approximately 3 percent, and selling, delivery and administrative ("SD&A") expenses to be higher by 4.5 to 5.5 percent compared to fiscal year 2005. Overall, we expect to generate operating income growth of 3 to 5 percent. This growth target is based on fiscal year 2005 operating income that excludes the impact of the fructose settlement, special charges and other unusual items.

Our success in achieving operating income growth and managing our working capital drove our operating cash flow of $431.8 million in fiscal year 2005. Our ability to generate significant operating cash flow makes several options available to us, including paying dividends to our shareholders, repurchasing our stock, reinvesting in our existing business and pursuing acquisitions with an appropriate economic return. We continue to examine the optimal uses of cash to maximize shareholder value.

The above overview should not be considered by itself in determining full disclosure, and should be read in conjunction with the other sections of this Annual Report on Form 10-K.

The following discussion and analysis includes eight major categories: results of operations, liquidity and capital resources, contractual obligations, off-balance sheet arrangements, critical accounting policies, related party transactions, recently issued accounting pronouncements, and discussion of our market risks (which appears in Item 7A). The discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and notes thereto included in this Annual Report on Form 10-K.

Results of Operations

In the discussions of our results of operations below, the number of cases sold is referred to as volume. Constant territory refers to the results of operations excluding acquisitions and is used only in the discussion of volume. Net pricing is net sales divided by the number of cases and gallons sold for our core businesses, which include bottles and cans (including bottle and can volume from vending equipment sales), as well as food service. Changes in net pricing include the impact of sales price (or rate) changes, as well as the impact of foreign currency translation and brand, package and geographic mix. Net pricing and reported volume amounts exclude contract, commissary, private label, concentrate, and vending (other than bottles and cans) revenue and volume. Contract sales represent sales of manufactured product to other franchise bottlers and typically decline as excess manufacturing capacity is utilized. Net pricing and volume also exclude activity associated with beer and snack food products. Cost of goods sold per unit is the cost of goods sold for our core businesses divided by the related number of cases and gallons sold.

Operating Results — 2005 compared with 2004

Items Impacting Comparability — Hurricane Katrina.    Our operations in the U.S. were impacted by the devastation created by Hurricane Katrina in September 2005. We incurred losses due to damaged marketing equipment, inventory write-offs, incremental freight costs incurred to source product to the impacted area from our other locations and other incremental costs incurred to restart operations. Losses, net of insurance recoveries, recorded in cost of goods sold and sales, delivery and administrative expenses in fiscal year 2005 were $1.4 million and $1.2 million, respectively.

Volume.    Sales volume growth (declines) for fiscal years 2005 and 2004 were as follows:

	2005	2004
U.S.	7.4%	(2.0%	)
Central Europe	3.3%	(13.0%	)
Caribbean	3.4%	3.8%
Worldwide	6.5%	(3.5%	)

In fiscal year 2005, worldwide volume increased 6.5 percent compared to the prior year due mainly to the impact of the CIC acquisition, which contributed 5.8 percent of the worldwide volume growth. Additionally, sales volume in Central Europe in fiscal year 2005 was stronger than the volume that we experienced during fiscal year 2004. In fiscal year 2004, volume in Central Europe was unfavorably impacted by the accession of our markets into the EU.

The 7.4 percent growth in U.S. volume in fiscal year 2005 was primarily attributed to the incremental volume from the CIC acquisition. On a constant territory basis, U.S. volume remained essentially flat. The double-digit growth in our non-carbonated beverages category was offset by low single-digit declines in carbonated soft drinks. Growth in non-carbonated beverages was driven primarily by a 39 percent increase in Aquafina volume, which included the introduction of Aquafina Flavor Splash in the first quarter of 2005. In addition, double-digit growth in sports and energy drinks contributed to the overall growth in the non-carbonated beverage category. Non-carbonated beverages represented 14 percent of our overall portfolio in fiscal year 2005, up from 12 percent in fiscal year 2004. We experienced single-digit volume declines in Trademarks Pepsi and Mountain Dew, offset partly by single-digit growth in both our overall diet category and Trademark Dr Pepper.

Total volume in Central Europe increased 3.3 percent during fiscal year 2005. During fiscal year 2004, we experienced volume declines due primarily to the market-wide increases in costs related to the accession of our markets into the EU. We also experienced cold weather conditions in the late spring and early summer of fiscal year 2004 that negatively impacted volume. Therefore, fiscal year 2005 volume improvement was partially attributed to the soft performance we experienced during fiscal year 2004. The remainder of growth in volume for fiscal year 2005 was driven by a high single-digit increase in the premium carbonated soft drink category, driven by promotional efforts for Trademark Pepsi in a 2.5-liter package and a positive consumer response to pricing in Republic of Slovakia. The successful launch of Slice in all markets to compete against our competitors' value brands also drove volume throughout fiscal year 2005. The launch of Tropicana juice drinks in Hungary and improved promotional activities for other juice brands in the Czech Republic and Republic of Slovakia drove volume growth in the non-carbonated beverage category. Volume growth in those categories was partly offset by a high single-digit decline in the water category due to the highly competitive water environment, especially in Hungary.

Volume in the Caribbean increased 3.4 percent during fiscal year 2005 compared to the same period last year. The volume increase reflected volume growth across all markets as well as the two months of incremental volume provided by the Bahamas in fiscal year 2005. We acquired a majority interest in the Bahamas in March 2004 and the Bahamas was included in our consolidated results at that time. Volume was driven by double-digit growth in the non-carbonated beverage category and high single-digit growth in flavors. Volume increases in these categories were partly offset by the negative impacts caused by a difficult hurricane season in Jamaica and a country-wide labor strike that limited raw material supply for a short period of time in Puerto Rico. In addition, an economic slowdown in Puerto Rico during the fourth quarter of 2005 also negatively impacted volume.

Net Sales.    Net sales and net pricing statistics for fiscal years 2005 and 2004 were as follows (dollar amounts in millions):

Net Sales	2005	2004	Change
U.S.	$3,156.1	$2,825.8	11.7%
Central Europe	343.5	309.4	11.0%
Caribbean	226.4	209.5	8.1%

Worldwide	$3,726.0	$3,344.7	11.4%

Net Pricing Growth	2005	2004
U.S.	3.6%	4.8%
Central Europe	4.3%	14.2%
Caribbean	4.2%	6.6%
Worldwide	3.9%	6.5%

Net sales in fiscal year 2005 increased $381.3 million, or 11.4 percent, to $3,726.0 million compared to $3,344.7 million in fiscal year 2004. The 11.4 percent increase in worldwide net sales reflected an increase in net pricing and volume and the incremental benefit of the CIC acquisition.

Net sales in the U.S. in fiscal year 2005 increased $330.3 million, or 11.7 percent, to $3,156.1 million from $2,825.8 million in the prior year. Approximately two-thirds of the increase in net sales in the U.S. was the result of the incremental net sales contributed by the CIC territories. The remainder of the increase in net sales was primarily due to the 3.6 percent increase in net pricing. The improvement in net pricing was driven by a two-thirds contribution from price and a one-third contribution from changes in package mix. The increase in pricing reflected our initiative to grow our single-serve category. Net sales increases were also driven by successful promotional efforts during fiscal year 2005, including holiday activity and continued product innovation with the reformulation of Wild Cherry Pepsi, Cherry Vanilla Dr Pepper and Pepsi One. Net sales also benefited from line extensions with the introduction of Pepsi Lime and Aquafina FlavorSplash.

Net sales in Central Europe increased $34.1 million, or 11.0 percent, to $343.5 million in fiscal year 2005 from $309.4 million in the prior year. The increase resulted from a 3.3 percent volume increase and a 4.3 percent increase in net pricing driven by the favorable impact of foreign currency translation. Foreign currency translation contributed $22.5 million to net sales growth in fiscal year 2005. On a local currency basis, net pricing declined due to the overall competitive pricing environment and promotional activity executed in our markets.

Caribbean net sales increased $16.9 million, or 8.1 percent, to $226.4 million in fiscal year 2005 compared to $209.5 million in the prior year. Both a net selling price increase of 4.2 percent and volume growth of 3.4 percent drove the increase in net sales. The increase in net selling price was driven by favorable package mix shifts and increased pricing in the single-serve packages. Comparisons between periods were impacted by the consolidation of the Bahamas in March 2004; the two additional months of net sales in fiscal year 2005 contributed $1.9 million of the increase.

Cost of Goods Sold.    Cost of goods sold for fiscal years 2005 and 2004 were as follows (dollar amounts in millions):

	2005	2004	Change
U.S.	$1,784.9	$1,594.8	11.9%
Central Europe	211.3	175.1	20.7%
Caribbean	167.3	152.3	9.8%

Worldwide	$2,163.5	$1,922.2	12.6%

Cost of goods sold increased $241.3 million, or 12.6 percent, to $2,163.5 million compared to $1,922.2 million in the prior year. The increase was driven primarily by volume growth in all geographic segments and higher raw material costs, as worldwide cost of goods sold per unit increased 4.5 percent during fiscal year 2005. The primary drivers of the increase in raw material costs were increases in aluminum, fuel and resin costs.

In the U.S., cost of goods sold increased $190.1 million, or 11.9 percent, to $1,784.9 million from $1,594.8 million in the prior year. The increase was primarily driven by the incremental cost of goods sold attributable to CIC, which represented approximately two-thirds of the increase, and a higher cost of goods sold per unit. Cost of goods sold per unit increased 3.4 percent in the U.S., primarily due to price increases in aluminum, fuel and resin. We were able to mitigate, in part, the increase in aluminum and fuel costs with our hedging program. On average, concentrate prices from PepsiCo for carbonated soft drinks were approximately 2.0 percent higher in fiscal year 2005 than the prior year.

In Central Europe, cost of goods sold increased $36.2 million, or 20.7 percent, to $211.3 million compared to $175.1 million in the previous year. This increase was primarily due to volume growth of 3.3 percent, higher raw material costs and the $6.8 million unfavorable impact of foreign currency translation. The cost of goods sold per unit increase of 11.1 percent in fiscal year 2005 included the unfavorable impact of foreign currency translation. Higher sugar, fuel and resin prices also contributed to the increase in cost of goods sold per unit.

In the Caribbean, cost of goods sold increased $15.0 million, or 9.8 percent, to $167.3 million compared to $152.3 million in the prior year, driven mainly by volume growth of 3.4 percent, an increase in cost of goods sold per unit of 5.8 percent and the incremental two months of cost of goods sold contributed by the Bahamas in fiscal year 2005 compared to the prior year. The cost of goods sold per unit increased due to increases in the prices for resin, fuel and utilities.

Selling, Delivery and Administrative Expenses.    SD&A expenses for fiscal years 2005 and 2004 were as follows (dollar amounts in millions):

	2005	2004	Change
U.S.	$1,000.1	$898.7	11.3%
Central Europe	128.2	128.4	(0.2%	)
Caribbean	54.9	51.8	6.0%

Worldwide	$1,183.2	$1,078.9	9.7%

In fiscal year 2005, SD&A expenses increased $104.3 million, or 9.7 percent, to $1,183.2 million from $1,078.9 million in the prior year. As a percentage of net sales, SD&A expenses decreased to 31.8 percent in fiscal year 2005, compared to 32.3 percent in fiscal year 2004 due primarily to the lower operating costs achieved in Central Europe as a result of cost containment initiatives.

In the U.S., SD&A expenses increased $101.4 million to $1,000.1 million in fiscal year 2005 compared to $898.7 million in the prior year. The increase in SD&A in fiscal year 2005 was primarily due to the incremental SD&A contribution of CIC, which represented approximately two-thirds of the total increase. The remainder of the increase was due primarily to increases in insurance, employee benefits and fuel costs. Additionally, SD&A expenses in fiscal year 2005 included $1.4 million of expense recorded for the early termination of a real estate lease for our corporate offices in the Chicago area and $6.1 million of expense related to the remaining obligations related to this lease. As a percentage of net sales, SD&A expenses remained essentially flat at 31.7 percent in fiscal year 2005, compared to 31.8 percent in the prior year.

In Central Europe, SD&A expenses decreased $0.2 million to $128.2 million in fiscal year 2005 from $128.4 million in the prior year. The decrease was driven by lower operating costs associated with our cost reduction programs implemented in fiscal year 2004 and the first quarter of 2005 and a $1.1 gain from the sale of a facility in Hungary in fiscal year 2005. This decrease was partially offset by the $6.4 million unfavorable impact of foreign currency translation and volume growth of 3.3 percent. SD&A expenses as a percentage of net sales improved to 37.3 percent in fiscal year 2005, compared to 41.5 percent in the prior year.

SD&A expenses in the Caribbean increased $3.1 million to $54.9 million in fiscal year 2005, compared to $51.8 million in fiscal year 2004. This increase was mainly due to volume growth of 3.4 percent and higher fuel costs. SD&A expenses as a percentage of net sales improved to 24.2 percent in fiscal year 2005, compared to 24.7 percent in the prior year. SD&A expenses were also higher due to the incremental two months of SD&A expenses contributed by the Bahamas in fiscal year 2005 compared to the prior year.

Fructose Settlement Income.    During fiscal year 2005, we recorded a gain of $16.6 million related to proceeds from the settlement of a class action lawsuit. The lawsuit alleged price fixing related to high fructose corn syrup purchased from July 1, 1991 through June 30, 1995. We received all proceeds from the lawsuit settlement to which we were entitled during fiscal year 2005.

Special Charges.    During fiscal year 2005, we recorded special charges of $2.5 million in Central Europe, related to a reduction in workforce and the consolidation of certain production facilities as we continue to rationalize our cost structure. These special charges were primarily for severance costs and related benefits and asset write-downs.

Operating Income.    Operating income for fiscal years 2005 and 2004 was as follows (dollar amounts in millions):

	2005	2004	Change
U.S.	$387.7	$332.3	16.7%
Central Europe	1.5	2.0	(25.0%	)
Caribbean	4.2	5.4	(22.2%	)

Worldwide	$393.4	$339.7	15.8%

Operating income increased $53.7 million, or 15.8 percent, to $393.4 million in fiscal year 2005 compared to $339.7 million in fiscal year 2004, driven by an increase in operating income in the U.S. of $55.4 million, offset partly by a decrease in operating income in our combined international operations of $1.7 million.

U.S. operating income benefited from the contribution of CIC, which accounted for approximately 56 percent of the operating income growth in the U.S. The remaining growth in operating income in the U.S. was attributed to higher net pricing of 3.6 percent and the fructose settlement income partially offset by higher raw material costs.

Operating income in Central Europe decreased $0.5 million to $1.5 million in fiscal year 2005 compared to $2.0 million in fiscal year 2004. The decline was due mainly to the competitive pricing pressures that we faced in Hungary during fiscal year 2005, partially offset by favorable foreign currency translation of $9.3 million.

Operating income in the Caribbean decreased $1.2 million to $4.2 million in fiscal year 2005 compared to $5.4 million in fiscal year 2004. The decline was due in part to the economic slowdown and country-wide labor strike in Puerto Rico. The decrease also reflected increased operating costs, primarily for fuel, utilities and resin.

Interest and Other Expenses.    Interest expense, net, increased $27.8 million to $89.9 million in fiscal year 2005 compared to $62.1 million in the prior year. This increase was due to higher debt levels of over $400 million since the end of fiscal year 2004, used primarily to finance our acquisition of CIC and our investment in QABCL, and a $5.6 million charge related to the early extinguishment of debt. The extinguished debt was refinanced with new debt maturing in 2017 and 2035. Interest expense related to variable-rate debt also contributed to the increase due to the increase in short-term interest rates during fiscal year 2005. The increase in interest expense was partly offset by the receipt of $1.5 million of interest income related to a real estate tax appeals refund on a previously sold parcel of land. Interest expense, net, in fiscal year 2004 included the receipt of $1.9 million of interest income related to a state income tax refund and the settlement of various income tax audits. See Notes 7 and 10 to the Consolidated Financial Statements for further discussion.

We recorded other expense, net, of $4.9 million in fiscal year 2005 compared to other income, net, of $4.8 million reported in fiscal year 2004. Fiscal year 2005 included foreign currency transaction losses of $3.3 million compared to foreign currency transaction gains of $4.5 million in fiscal year 2004.

Income Taxes.    The effective income tax rate, which is income tax expense expressed as a percentage of income from continuing operations before income taxes, was 36.4 percent for fiscal year 2005 compared to 35.6 percent for fiscal year 2004. Several significant items impacted our effective tax rate for fiscal years 2005 and 2004. In fiscal year 2005, we recorded a $1.6 million benefit related to the reversal of valuation allowances for certain net operating loss carryforwards offset by tax contingency requirements. In addition, we recorded a $0.9 million benefit from a state income tax law change in the state of Ohio. In the aggregate, these items reduced our effective income tax rate by approximately 0.9 percent.

In fiscal year 2004, we recorded a $2.8 million benefit relating to the reversal of certain tax liabilities due to the settlement of income tax audits through the 2002 tax year. In addition, we recorded a $2.6 million net tax benefit relating to a state income tax refund. In aggregate, both items reduced our effective income tax rate by approximately 1.9 percent in fiscal year 2004. See Note 8 to the Consolidated Financial Statements for further discussion of the significant items recorded in "Income taxes."

Equity in Net Earnings (Loss) of Nonconsolidated Companies.    In fiscal year 2005, we acquired a 49 percent minority interest in QABCL, the Pepsi bottler in Romania and Moldova. Equity in net earnings of nonconsolidated companies was $4.9 million for fiscal year 2005.

Prior to increasing our ownership in the Bahamas to 70 percent in March 2004, we owned a 30 percent minority interest investment in those operations. We previously accounted for the investment under the equity method. During fiscal year 2004, we recorded $0.1 million in equity in net loss of nonconsolidated companies related to this investment.

Net Income.    Net income increased $12.8 million to $194.7 million in fiscal year 2005, compared to $181.9 million in fiscal year 2004. The factors affecting the improved performance were previously discussed.

Operating Results — 2004 compared with 2003

Items Impacting Comparability — Fiscal Year.    Our U.S. operations report using a fiscal year that ends on the Saturday closest to December 31 and as a result, a 53rd week is added every five to six years. Fiscal years 2005 and 2004 consisted of 52 weeks ended on December 31, 2005 and January 1, 2005, respectively. Fiscal year 2003 consisted of 53 weeks ended on January 3, 2004. Our Central Europe and Caribbean operations fiscal years end on December 31st and therefore were not impacted by the 53rd week in fiscal year 2003. The following table illustrates the approximate dollars (in millions) and percentage points of growth that the incremental week contributed to our fiscal year 2003 operating results:

	Dollars	Percentage Points
Net sales	$33.9	1.0%
Gross profit	13.1	1.0%
Selling, delivery and administrative expenses	8.2	0.8%
Operating income	4.9	1.5%

Volume.    Sales volume growth (declines) for fiscal years 2004 and 2003 were as follows:

	2004		2003
U.S.	(2.0%	)	(2.3%	)
Central Europe	(13.0%	)	(6.7%	)
Caribbean	3.8%		4.3%
Worldwide	(3.5%	)	(2.7%	)

In fiscal year 2004, worldwide volume decreased 3.5 percent compared to the prior year, mainly attributable to volume declines of 2.0 percent in the U.S. and 13.0 percent in Central Europe partially offset by Caribbean volume growth of 3.8 percent. The decline in worldwide volume for the year was mainly due to the lapping of the 53rd week in fiscal year 2003 in the U.S., lower volumes in our core Pepsi trademark, and the impact of the entry of our markets into the EU in May 2004.

The decline in U.S. volume of 2.0 percent in fiscal year 2004 reflected the lapping of the 53rd week in fiscal year 2003 and softness in our Pepsi and Mountain Dew brands, partially offset by high single-digit volume growth in our non-carbonated beverage portfolio. The lapping of the incremental 53rd week contributed 1.2 percent to the U.S. volume decline in fiscal year 2004. Trademark Pepsi experienced mid single-digit declines, driven mainly by lower volumes in brand Pepsi, offset, in part, by continued strength in the diet Pepsi brands and growth from product innovation during fiscal year 2004. Volume in trademark Mountain Dew was relatively flat in fiscal year 2004 compared to the prior year, driven by growth in brand Diet Mountain Dew and the introduction of Mountain Dew Pitch Black during the third quarter of 2004, offset by the impact of lapping our Mountain Dew LiveWire product launch in the first quarter of 2003. Trademark Pepsi and trademark Mountain Dew comprise approximately 75 percent of our total volume. Non-carbonated beverage growth was driven by double-digit growth in Aquafina volume and the introduction of Tropicana juice drinks in February 2004.

Volume in Central Europe decreased 13.0 percent during fiscal year 2004. This decline was driven primarily by market-wide increases in costs related to the accession of our markets into the EU, including increases in retailer prices, higher raw material costs, increased value-added taxes and higher utility costs as a result of privatization of those industries. We also experienced cold weather conditions in the late spring and early summer that negatively impacted volume. Despite these challenges, the rate of volume declines slowed with each sequential quarter in fiscal year 2004. In Central Europe, carbonated soft drinks account for approximately 63 percent of total volume, while the water category and other non-carbonated beverages comprise our remaining volume. Our carbonated soft drink business declined in the low double digits driven primarily by a high single-digit volume decline in trademark Pepsi and double-digit volume declines in other carbonated soft drinks. Our water category experienced double-digit volume declines during fiscal year 2004 despite successful promotional activity in the first quarter.

Volume in the Caribbean increased 3.8 percent compared to the same period last year, primarily driven by the 3.7 percent volume contribution from the consolidation of the Bahamas. The volume growth of 0.1 for the remainder of the Caribbean was mainly driven by volume growth in Puerto Rico, offset by volume declines in Jamaica as a result of higher pricing. The introduction of the Essential water brand contributed to the volume growth, as well as the expansion of our product portfolio.

Net Sales.    Net sales and net pricing statistics for fiscal years 2004 and 2003 were as follows (dollar amounts in millions):

Net Sales	2004	2003	Change
U.S.	$2,825.8	$2,739.4	3.2%
Central Europe	309.4	310.4	(0.3%	)
Caribbean	209.5	187.0	12.0%

Worldwide	$3,344.7	$3,236.8	3.3%

Net Pricing Growth (Decline)	2004	2003
U.S.	4.8%	4.4%
Central Europe	14.2%	13.5%
Caribbean	6.6%	(0.3%	)
Worldwide	6.5%	5.3%

Net sales in fiscal year 2004 increased $107.9 million, or 3.3 percent, to $3,344.7 million compared to $3,236.8 million in fiscal year 2003. The 3.3 percent increase in worldwide net sales primarily reflected an increase in net average selling prices in all three geographic segments, offset, in part, by the impact of volume declines in both the U.S. and Central Europe.

Net sales in the U.S. in fiscal year 2004 increased $86.4 million, or 3.2 percent, to $2,825.8 million from $2,739.4 million in the prior year. This increase occurred despite the lapping of the incremental 53rd week, which contributed $33.9 million to net sales in fiscal year 2003.    The increase in U.S. net sales was the result of improved net selling prices of 4.8 percent, which offset the impact of the lower volumes in fiscal year 2004. The improvement in net pricing was driven by rate increases of approximately 3.2 percent and package mix contribution of 1.6 percent. The top-line growth was driven by our focus on our single serve packages and our disciplined approach to pricing across all geographic segments, as well as strong contributions from our non-carbonated beverage category, most notably double-digit growth in Aquafina and the introduction of Tropicana Juice drinks.

Net sales in Central Europe decreased $1.0 million, or 0.3 percent, to $309.4 million in fiscal year 2004 from $310.4 million in the prior year. The decrease resulted from a volume decrease of 13.0 percent, which was partially offset by a 14.2 percent increase in net pricing, aided by the impact of foreign currency translation. Foreign currency translation contributed $25.5 million to net sales, which accounted for approximately 9.8 percent of the net pricing growth in fiscal year 2004. As a result of the cost pressures associated with our markets' accession into the EU, we increased our net pricing starting in the fourth quarter of 2003 and the first quarter of 2004. Promotional efforts in the first quarter of 2004 enabled us to maintain volume while we continued to maintain pricing during this period. The reduction of these promotional activities after the first quarter of 2004 and the impact of the accession of our markets into the EU contributed to the decreases in volume during the balance of fiscal year 2004, as consumers were impacted by the higher price points on many consumer products. Customers appeared to be adjusting to the higher pricing during the balance of the year, as the rate of volume declines slowed with each sequential quarter in fiscal year 2004.

Caribbean net sales increased $22.5 million, or 12.0 percent, to $209.5 million in fiscal year 2004 compared to $187.0 million in the prior year. The increase in net sales resulted from the $11.2 million contribution from the consolidation of the Bahamas beginning in the first quarter of 2004. The remainder of the increase in net sales was mainly due to the increase in net pricing in Puerto Rico, Jamaica, and Trinidad and Tobago.

Cost of Goods Sold.    Cost of goods sold for fiscal years 2004 and 2003 were as follows (dollar amounts in millions):

	2004	2003	Change
U.S.	$1,594.8	$1,560.6	2.2%
Central Europe	175.1	176.1	(0.6%	)
Caribbean	152.3	139.9	8.9%

Worldwide	$1,922.2	$1,876.6	2.4%

Cost of goods sold increased $45.6 million, or 2.4 percent, to $1,922.2 million compared to $1,876.6 million in fiscal year 2003. The increase was driven primarily by higher raw material costs, as worldwide cost of goods sold per unit increased 5.3 percent during fiscal year 2004. The primary drivers of the increase in raw material costs were increases in aluminum and resin costs.

In the U.S., cost of goods sold increased $34.2 million, or 2.2 percent, to $1,594.8 million from $1,560.6 million in fiscal year 2003. In fiscal year 2003, the 53rd week resulted in an additional $20.8 million in cost of goods sold. Cost of goods sold per unit increased 3.4 percent in the U.S., primarily driven by price increases in aluminum, fuel and resin. We were able to mitigate, in part, the increase in aluminum costs with our hedging program. In addition, concentrate costs, which represented approximately 40 percent of total product costs in the U.S., were higher as PepsiCo concentrate prices on carbonated soft drinks increased on average by approximately 0.5 percent beginning in February 2004.

In Central Europe, cost of goods sold decreased $1.0 million, or 0.6 percent, to $175.1 million compared to $176.1 million in fiscal year 2003. This decrease was primarily due to volume declines of 13.0 percent, offset by higher raw material costs and the $12.5 million unfavorable impact of foreign currency translation. Higher sugar prices after the accession of our markets into the EU, as well as higher fuel and resin costs, contributed to the 14.3 percent increase in cost of goods sold per unit during fiscal year 2004.

In the Caribbean, cost of goods sold increased $12.4 million, or 8.9 percent, to $152.3 million compared to $139.9 million in fiscal year 2003, driven mainly by the consolidation of the Bahamas beginning in the first quarter of 2004 which contributed more than half of the increase in cost of goods sold. The remainder of the increase was due to an increase in volume of 0.1 percent for the remainder of the Caribbean and a higher cost of goods sold per unit, primarily due to higher operating costs.

Selling, Delivery and Administrative Expenses.    SD&A expenses for fiscal years 2004 and 2003 were as follows (dollar amounts in millions):

	2004	2003	Change
U.S.	$898.7	$857.4	4.8%
Central Europe	128.4	133.9	(4.1%	)
Caribbean	51.8	46.2	12.1%

Worldwide	$1,078.9	$1,037.5	4.0%

In fiscal year 2004, SD&A expenses increased $41.4 million, or 4.0 percent, to $1,078.9 million from $1,037.5 million in the prior year. As a percentage of net sales, SD&A expenses increased to 32.3 percent in fiscal year 2004, compared to 32.1 percent in fiscal year 2003.

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

In Central Europe, SD&A expenses decreased $5.5 million to $128.4 million from $133.9 million in the prior year, despite the $7.5 million unfavorable impact of foreign currency translation. SD&A expenses as a percentage of net sales improved to 41.5 percent in fiscal year 2004, compared to 43.1 percent in the prior year. The decrease in SD&A expense was mainly attributed to cost savings related to our efforts to better leverage our infrastructure, including the completion of our migration to an alternative sales and distribution strategy in the rural areas in Central Europe, and the implementation of a standard organization structure, which reduced headcount and streamlined operations.

SD&A expenses in the Caribbean increased $5.6 million to $51.8 million in fiscal year 2004, compared to $46.2 million in fiscal year 2003. This increase was mainly due to the incremental SD&A costs of $3.1 million due to the consolidation of the Bahamas in the first quarter of 2004, as well as higher costs in Puerto Rico.

Special Charges.    During fiscal year 2004, we recorded special charges, net, of $3.9 million in Central Europe, as we continued to rationalize our infrastructure to better fit our business model and the changing market conditions, including the accession of our markets into the EU. The special charges included a charge of $2.3 million, primarily for severance costs and related benefits, related to a reduction in the workforce in Central Europe as a result of the standardization of the organizational structure in all countries.

In addition, in the fourth quarter of 2004, we recorded a special charge of $2.0 million related to the consolidation of certain production lines and facilities in Poland and Hungary, as we take advantage of the opportunities that existed with the entry of our markets into the EU to improve the efficiencies of our supply chain in Central Europe. This special charge consisted primarily of asset write-downs and the acceleration of depreciation. This charge was offset by a $0.4 million reversal recorded in the fourth quarter of 2004 due to revisions of estimates of certain liabilities related to previous special charges, as we substantially completed the plans to modify our distribution strategy in all of our markets in Central Europe.

Operating Income.    Operating income for fiscal years 2004 and 2003 was as follows (dollar amounts in millions):

	2004	2003	Change
U.S.	$332.3	$315.7	5.3%
Central Europe	2.0	0.5	300.0%
Caribbean	5.4	0.1	*

Worldwide	$339.7	$316.3	7.4%

*  Calculation of percentage change is not meaningful.

Operating income increased $23.4 million, or 7.4 percent, to $339.7 million in fiscal year 2004 compared to $316.3 million in fiscal year 2003, driven by an increase in operating income in the U.S. of $16.6 million and an increase in operating income in our combined international operations of $6.8 million. U.S. operating income increased $16.6 million to $332.3 million in fiscal year 2004, despite the $4.9 million benefit to U.S. operating income related to the incremental 53rd week in fiscal year 2003. The most significant contributing factor to U.S. operating income growth in fiscal year 2004 was the improvement in our net pricing, which offset lower volumes, higher raw material costs and increased SD&A expenses.

In fiscal year 2004, we continued to achieve operating profitability in our combined international operations. Operating income in our international operations was $7.4 million in fiscal year 2004, compared to $0.6 million in the prior year. Operating income in Central Europe increased $1.5 million to $2.0 million in fiscal year 2004, compared to $0.5 million in the prior year. Foreign currency translation contributed approximately $5.5 million to the operating income growth in fiscal year 2004, which helped to partially offset higher raw material costs and the impact of lower volumes. We continued to achieve efficiencies and lower SD&A costs in local currency as a result of our new alternatives sales and distribution system and other cost reduction efforts.

In the Caribbean, operating income increased $5.3 million to $5.4 million in fiscal year 2004, compared to $0.1 million in the prior year. The operating income improvement in the Caribbean was primarily due to higher net pricing, reflecting strong single serve and 2-liter pricing. Operating income in fiscal year 2004 included $0.3 million of losses from the consolidation of the Bahamas beginning in the first quarter.

Interest and Other Expenses.    Interest expense, net, decreased $7.5 million to $62.1 million in fiscal year 2004 compared to $69.6 million in the prior year. This decrease was due to lower borrowing costs in fiscal year 2004 due, in part, to financing activities and lower debt levels. Interest expense, net in fiscal year 2004 included $1.9 million of interest income related to a state income tax refund and the settlement of various income tax audits. Included in interest expense, net, in fiscal year 2003 was a loss on the early extinguishment of debt of $8.8 million, offset, in part, by a $6.4 million increase in interest income due to the favorable resolution of a tax refund case related to our previous ESOP. See Notes 7 and 10 to the Consolidated Financial Statements for further discussion.

We recorded other income, net, of $4.8 million in fiscal year 2004 compared to other expense, net, of $6.2 million reported in fiscal year 2003. Included in other income, net, in fiscal year 2004 was a gain of $5.2 million related to the sale of a parcel of land in 2002. The gain reflected the settlement and final payment on the promissory note related to the initial land sale, for which we had previously provided a full allowance. In fiscal year 2003, we recorded an additional gain of $2.1 million on the same land sale related to the favorable resolution of certain contingencies. In addition, other income, net, included $4.5 million of foreign currency exchange gains in fiscal year 2004, compared to foreign exchange gains of $0.9 million in fiscal year 2003.

Income Taxes.    The effective income tax rate, which is income tax expense expressed as a percentage of income from continuing operations before income taxes, was 35.6 percent for fiscal year 2004 compared to 34.4 percent for fiscal year 2003. Several significant items impacted our effective tax rate for fiscal year 2004 and 2003. For fiscal year 2004, we recorded a $2.8 million benefit relating to the reversal of certain tax liabilities due to the settlement of income tax audits through the 2002 tax year. In addition, we recorded a $2.6 million net tax benefit relating to a state income tax refund. In aggregate, these significant items for fiscal year 2004 reduced our effective income tax rate by approximately 1.9 percent.

In fiscal year 2003, we recorded additional tax accruals of $4.3 million and a tax benefit of $6.0 million related to the favorable ESOP settlement. We also recorded a net reversal of tax liabilities of $6.0 million due primarily to the conclusion of various income tax audits through the 1999 tax year. In aggregate, these significant tax items in fiscal year 2003 reduced our effective income tax rate by approximately 3.2 percent. See Note 8 to the Consolidated Financial Statements for further discussion of the significant items recorded in "Income taxes."

Net Income.    Net income increased $24.3 million to $181.9 million in fiscal year 2004, compared to $157.6 million in fiscal year 2003. The factors affecting the improved performance were previously discussed.

Liquidity and Capital Resources

Operating activities.    Net cash provided by operating activities of continuing operations decreased by $32.3 million to $431.8 million in fiscal year 2005, compared to $464.1 million in fiscal year 2004. The decrease in net cash provided by operating activities in fiscal year 2005 can be mainly attributed to the benefit of $100 million from our securitization program in fiscal year 2004 and higher pension plan contributions in fiscal year 2005. These unfavorable items were partially offset by the favorable year-over-year change in primary working capital of $51.7 million and the benefit of the fructose settlement proceeds. Primary working capital is comprised of inventory, accounts payable and accounts receivable, excluding securitized receivables. Fiscal year 2005 showed improvement in our working capital measures, including days sales outstanding, inventory turnover and days payable outstanding compared to fiscal year 2004.

We contributed $16.8 million to our pension plan in fiscal year 2005 compared to $6.3 million in fiscal year 2004. We were $32.1 million underfunded in our pension plans as of the end of fiscal year 2005. We funded $10 million into our pension plans in both the fourth quarter of 2005 and the first quarter of 2006. We do not believe that any known trends or uncertainties related to our pension plan will result in a material change in our results of operations, financial condition, or our liquidity.

Investing activities.    Investing activities during fiscal year 2005 included capital investments of $180.3 million, an increase of $58.5 million from capital investments of $121.8 million in fiscal year 2004. Capital spending in fiscal year 2005 increased as a result of higher spending on machinery and equipment for capital investments to enhance our PET capacity in 2006, higher spending on vending equipment and coolers, and incremental spending for CIC. The increase in capital spending was partly offset by a reduction in spending for our Next Generation selling system as the significant portion of that investment was made in fiscal year 2004. Capital spending in fiscal year 2006, excluding potential acquisitions, is expected to be in the range of $170 million to $180 million.

In fiscal year 2005, we completed the acquisition of the capital stock of CIC and the capital stock of FM Vending for $354.6 million. This amount is included in the "Franchises and companies acquired, net of cash acquired" line item in the Consolidated Statement of Cash Flows. We also acquired a 49 percent interest in a Romanian bottler, QABCL, for $51.0 million. This amount is included in the "Purchase of equity investment" line item in the Consolidated Statement of Cash Flows.

In fiscal year 2004, we completed the acquisition of the Dr Pepper franchise rights for a 13-county area in northeast Arkansas and certain related assets from Dr Pepper Bottling Company of Paragould, Inc., and we acquired an additional 40 percent interest in Pepsi-Cola Bahamas. The total cost of these two acquisitions and another smaller acquisition was $21.2 million. This amount is included in the "Franchises and companies acquired, net of cash acquired" line item in the Consolidated Statement of Cash Flows.

In fiscal year 2004, we received $5.2 million associated with the 2002 sale of a parcel of land. This receipt reflected the settlement and final payment on the $12.0 million promissory note related to the initial sale of this property. In fiscal year 2003, we received $6.4 million as partial payment on the same promissory note. These receipts are included in the "Proceeds from the sale of investments, net" line item in the Consolidated Statements of Cash Flows.

Financing Activities.    Our total debt increased $427.7 million to $1,576.3 million as of the end of fiscal year 2005, from $1,148.6 million as of the end of fiscal year 2004. In January 2005, we issued $300 million of notes due January 2015 with a coupon rate of 4.875 percent. Net proceeds from the transaction were $297.0 million, which reflected the reduction for discount and issuance costs. The proceeds from this issuance were used to fund the acquisition of CIC.

In May 2005, we issued $250 million of notes due May 2017 with a coupon rate of 5.0 percent and $250 million of notes due May 2035 with a coupon rate of 5.5 percent. Net proceeds from these issuances were $492.3 million, which reflected the reduction for discount and issuance costs. The proceeds from these issuances were used, in part, to fund the debt tender offer in May 2005.

In May 2005, we completed a cash tender offer related to $550 million of our outstanding debt. The total principal amount of securities tendered was $388.0 million. The cash payment to the bondholders for this transaction, including accrued interest and premiums, was $395.3 million. As a result of the tender offer we recorded a loss on the early extinguishment of debt in fiscal year 2005 of $5.6 million, which is recorded in "Interest expense, net" on our Consolidated Statement of Income.

During fiscal year 2004, we assumed $4.3 million of debt associated with the Pepsi-Cola Bahamas transaction. We also had net borrowings of $19.4 million from our short-term debt during fiscal year 2004. In May 2004, we repaid the $150 million face value 6.0 percent notes at their maturity.

In fiscal year 2003, we issued $150 million of notes due in March 2013 with a coupon rate of 4.5 percent. Net proceeds from these notes were $146.3 million, which reflected the reduction for discount and issuance costs totaling $2.6 million, as well as a treasury rate lock settlement payment of $1.1 million. The proceeds were used to redeem $150 million of notes that were issued in March 2001. In February 2003, the investors of the $150 million of notes issued in March 2001 notified us that they wanted to exercise their option to purchase and remarket the notes pursuant to the remarketing agreement, unless we elected to redeem the notes. In March 2003, we redeemed the notes pursuant to the agreement. We paid approximately $164.5 million for the fair value of the debt to be extinguished, net of the reverse treasury rate lock settlement of $3.2 million. In addition, we repaid the $125 million 7.25 percent notes that came due during the first quarter of 2003.

We utilize revolving credit facilities both in the U.S. and in our international operations to fund short-term financing needs, primarily for working capital. In the U.S. we have a revolving credit agreement with maximum borrowings of $500 million, which acts as back up for our commercial paper program. Accordingly, we have a total of $500 million available under our commercial paper program and revolving credit facility combined. We had $141.5 million of outstanding commercial paper borrowings as of the end of fiscal year 2005, compared to $59.5 million at the end of fiscal year 2004. Internationally, we had revolving credit facility borrowings of $13.9 million at the end of fiscal year 2005 compared to $10.3 million at the end of fiscal year 2004.

Since fiscal year 2001, we have executed a strategy to repurchase stock. On July 21, 2005, we announced our Board of Directors approved the repurchase of 20 million additional shares under a previously authorized repurchase program. This authorization was in addition to previous authorizations approved in both fiscal years 2001 and 2002. During fiscal year 2005, we repurchased 10.1 million shares of our common stock for $239.2 million. As of fiscal year end 2005, 16.2 million shares remained available for repurchase under the 2005 authorization.

During the fourth quarter of 2005, we retired 30 million shares of treasury stock. No cash consideration was paid or received as a part of this transaction. The transaction reduced the number of common shares issued to 137.6 million shares at the end of fiscal year 2005 compared to 167.6 million shares at the end of fiscal year 2004.

During fiscal year 2004, we executed an accelerated stock repurchase program in which we repurchased 10 million shares of our common stock for $203.5 million. See Note 14 in the Consolidated Financial Statements for further discussion. During fiscal year 2004, after the completion of the accelerated stock repurchase program, we repurchased an additional 0.2 million shares of our common stock for $4.2 million. During fiscal year 2003, we repurchased 5.0 million shares of our common stock for $67.6 million. In addition, during fiscal year 2003 we paid $10.6 million relating to treasury stock purchases that were executed but unsettled at the end of fiscal year 2002, which were included in "Other accrued expenses" in the Consolidated Balance Sheet.

Beginning in fiscal year 2004, our Board of Directors instituted a practice of reviewing dividend declarations on a quarterly basis. The Board has declared quarterly dividends of $0.085 per share on PepsiAmericas common stock for each quarter in fiscal year 2005. We paid cash dividends of $35.1 million in fiscal year 2005 based on this quarterly cash dividend rate; however, at the end of fiscal year 2005, $11.2 million of dividends were declared and not yet paid. As a result, this amount is included in "Payables" in the Consolidated Balance Sheet. During fiscal year 2004, we paid cash dividends of $42.0 million based on a quarterly dividend rate of $0.075 per share.

Our debt agreements contain a number of covenants that limit, among other things, the creation of liens, sale and leaseback transactions and the general sale of assets. Our revolving credit agreement requires us to maintain an interest coverage ratio. We are in compliance with all of our financial covenants.

We believe that our operating cash flows are sufficient to fund our existing operations and contractual obligations for the foreseeable future. In addition, we believe that our operating cash flows, available lines of credit, and the potential for additional debt and equity offerings will provide sufficient resources to fund our future growth and expansion. There are a number of options available to us and we continue to examine the optimal uses of our cash, including repurchasing our stock, reinvesting in our existing business and acquisitions with an appropriate economic return.

Contractual Obligations

The following table provides a summary of our contractual obligations as of the end of fiscal year 2005, by due date. Long-term debt obligations do not include amounts related to the fair value adjustment for interest rate swaps and unamortized (discount) premium. Our short-term and long-term debt, lease commitments, purchase obligations and advertising and exclusivity rights are more fully described in Notes 10, 11 and 18, respectively, in the Notes to the Consolidated Financial Statements. Our interest obligations relate to our contractual obligations under our fixed-rate long-term debt.

	Payments Due by Period
	Total	2006	2007	2008	2009	2010	Thereafter
Commercial paper and notes payable	$155.6	$155.6	$—	$—	$—	$—	$—
Long-term obligations	1,412.0	134.7	43.0	0.1	150.1	0.1	1,084.0
Interest obligations	1,004.8	87.0	77.3	67.1	62.4	57.6	653.4
Advertising commitments and exclusivity rights	99.1	31.4	23.3	18.6	9.5	5.9	10.4
Raw material purchase obligations	42.8	22.2	17.9	2.7	—	—	—
Lease obligations	101.2	19.2	16.3	12.8	12.8	7.4	32.7

Total contractual cash obligations	$2,815.5	$450.1	$177.8	$101.3	$234.8	$71.0	$1,780.5

Discontinued Operations.    We continue to be subject to certain indemnification obligations, net of insurance, under agreements related to previously sold subsidiaries, including indemnification expenses for potential environmental and tort liabilities of these prior subsidiaries. There is significant uncertainty in assessing our potential expenses for complying with our indemnification obligations, as the determination of such amounts is subject to various factors, including possible insurance recoveries and the allocation of liabilities among other potentially responsible and financially viable parties. Accordingly, the ultimate settlement and timing of cash requirements related to such indemnification obligations may vary significantly from the estimates included in our financial statements. At the end of fiscal year 2005, we had recorded $87.5 million in liabilities for future remediation and other related costs arising out of our indemnification obligations. This amount excludes possible insurance recoveries and is determined on an undiscounted cash flow basis. In addition, we have funded coverage pursuant to an insurance policy purchased in fiscal year 2002, which reduces the cash required to be paid by us for certain environmental sites pursuant to our indemnification obligations. The Finite Funding amount recorded was $19.6 million at the end of fiscal year 2005, of which $5.4 million is expected to be recovered in 2006 based on our expenditures, and thus, is included as a current asset in the Consolidated Balance Sheets.

During fiscal years 2005 and 2004, we paid, net of taxes, $10.1 million and $6.4 million, respectively, related to such indemnification obligations, net of pretax insurance settlements of $3.4 million and $8.0 million, respectively. We expect to spend approximately $30 million on a pretax basis in fiscal year 2006 related to our indemnification obligations, excluding possible insurance recoveries. (See "Environmental Matters" in Item 1 and Note 18 to the Consolidated Financial Statements for further discussion of discontinued operations and related environmental liabilities).

Off-Balance Sheet Arrangements

It is not our business practice to enter into off-balance sheet arrangements, other than in the normal course of business, nor is it our policy to issue guarantees to nonconsolidated affiliates or third parties.

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

Income Taxes.    Our effective income tax rate is based on income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. We have established valuation allowances against a portion of the non-U.S. net operating losses to reflect the uncertainty of our ability to fully utilize these benefits given the limited carryforward periods permitted by the various jurisdictions. The evaluation of the realizability of our net operating losses requires the use of considerable management judgment to estimate the future taxable income for the various jurisdictions, for which the ultimate amounts and timing of such estimates may differ. The valuation allowance can also be impacted by changes in the tax regulations.

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

Related Party Transactions

Transactions with PepsiCo

PepsiCo is considered a related party due to the nature of our franchise relationship and PepsiCo's ownership interest in us. As of fiscal year end 2005, PepsiCo beneficially owned approximately 43 percent of PepsiAmericas' outstanding common stock. During fiscal year 2005, approximately 91 percent of our total volume was derived from the sale of Pepsi-Cola products. We have entered into transactions and agreements with PepsiCo from time to time, and we expect to enter into additional transactions and agreements with PepsiCo in the future. Material agreements and transactions between our company and PepsiCo are described below.

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

Bottling Agreements and Purchases of Concentrate and Finished Product.    We purchase concentrates from PepsiCo and manufacture, package, distribute and sell carbonated and non-carbonated beverages under various bottling agreements with PepsiCo. These agreements give us the right to manufacture, package, sell and distribute beverage products of PepsiCo in both bottles and cans and fountain syrup in specified territories. These agreements include a Master Bottling Agreement and a Master Fountain Syrup Agreement for beverages bearing the "Pepsi-Cola" and "Pepsi" trademarks, including Diet Pepsi and Pepsi One in the United States. The agreements also include bottling and distribution agreements for non-cola products in the United States, and international bottling agreements for countries outside the United States. These agreements provide PepsiCo with the ability to set prices of concentrates, as well as the terms of payment and other terms and conditions under which we purchase such concentrates. Concentrate purchases from PepsiCo included in cost of goods sold totaled $763.2 million, $687.9 million and $671.7 million for the fiscal years 2005, 2004 and 2003, respectively. In addition, we bottle water under the "Aquafina" trademark pursuant to an agreement with PepsiCo that provides for payment of a royalty fee to PepsiCo, which totaled $36.9 million, $29.6 million and $25.9 million for the fiscal years 2005, 2004 and 2003, respectively, and was included in cost of goods sold. We also purchase finished beverage and snack food products from PepsiCo and certain of its affiliates, including tea, concentrate and finished beverage products from a Pepsi/Lipton partnership, as well as finished beverage products from a PepsiCo/Starbucks partnership. Such purchases are reflected in cost of goods sold and totaled $155.9 million, $97.4 million and $88.9 million for the fiscal years 2005, 2004 and 2003, respectively.

Bottler Incentives and Other Support Arrangements.    We share a business objective with PepsiCo of increasing availability and consumption of Pepsi-Cola beverages. Accordingly, PepsiCo provides us with various forms of bottler incentives to promote their brands. The level of this support is negotiated regularly and can be increased or decreased at the discretion of PepsiCo. The bottler incentives cover a variety of initiatives, including direct marketplace, shared media and advertising support, to support volume and market share growth. Worldwide bottler incentives from PepsiCo totaled approximately $203.3 million, $179.4 million, and $183.0 million for the fiscal years ended 2005, 2004 and 2003, respectively. There are no conditions or requirements that could result in the repayment of any support payments received by us.

In accordance with EITF Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor," bottler incentives that are directly attributable to incremental expenses incurred are reported as either an increase to net sales or a reduction to SD&A expenses, commensurate with the recognition of the related expense. Such bottler incentives include amounts received for direct support of advertising commitments and exclusivity agreements with various customers. All other bottler incentives are recognized as a reduction of cost of goods sold when the related products are sold based on the agreements with vendors. Such bottler incentives primarily include base level funding amounts which are fixed based on the previous year's volume and variable amounts that are reflective of the current year's volume performance.

Based on information received from PepsiCo, PepsiCo provided indirect marketing support to our marketplace, which consisted primarily of media expenses. This indirect support is not reflected or included in our Consolidated Financial Statements, as these amounts were paid by PepsiCo on our behalf to third parties.

Manufacturing and National Account Services.    We provide manufacturing services to PepsiCo in connection with the production of certain finished beverage products, and also provide certain manufacturing, delivery and equipment maintenance services to PepsiCo's national account customers. Net amounts paid or payable by PepsiCo to us for these services were $20.4 million, $18.0 million, and $18.6 million for fiscal years 2005, 2004 and 2003, respectively.

Other Transactions.    PepsiCo provides procurement services to us pursuant to a shared services agreement. Under such agreement, PepsiCo acts as our agent and negotiates with various suppliers the cost of certain raw materials by entering into raw material contracts on our behalf. The raw material contracts obligate us to purchase certain minimum volumes. PepsiCo also collects and remits to us certain rebates from the various suppliers related to our procurement volume. In addition, PepsiCo executes certain derivative contracts on our behalf and in accordance with our hedging strategies. In fiscal years 2005, 2004 and 2003, we paid $3.4 million, $3.5 million, and $2.4 million, respectively, to PepsiCo for such services.

During fiscal year 2002, we paid $3.3 million to PepsiCo for the SoBe distribution rights, of which approximately $0.2 million of amortization expense is included in SD&A expenses for the fiscal years 2005, 2004, and 2003, respectively.

Beginning in September 2003, we purchased snack food products from Frito-Lay, Inc., a subsidiary of PepsiCo, for sale and distribution in Trinidad and Tobago. We began similar distribution of Frito-Lay snack products in the Czech Republic and Puerto Rico in fiscal year 2004 and Hungary in fiscal year 2005. Net amounts paid to PepsiCo and its affiliates for snack food products included in cost of goods sold were $3.4 million and $0.2 million in fiscal years 2005 and 2004, respectively.

During fiscal year 2005, we received payment of $2.1 million related to the settlement of the fructose lawsuit for the former Heartland territories, which we acquired in 1999. The payment was originally made to PepsiCo out of the settlement trust, and then the funds were remitted to us by PepsiCo The amount is included in "Fructose settlement income" on the Consolidated Statement of Income.

At the end of fiscal years 2005, 2004, and 2003, net amounts due from PepsiCo related to the above transactions amounted to $8.9 million, $12.6 million, and $3.9 million, respectively.

In summary, the Consolidated Statements of Income include the following income and (expense) transactions with PepsiCo (in millions):

	2005	2004	2003
Net sales:
Bottler incentives	$32.9	$26.3	$26.9
Manufacturing and national account services	20.4	18.0	18.6

	$53.3	$44.3	$45.5

Cost of goods sold:
Purchases of concentrate	$(763.2)	$(687.9)	$(671.7)
Purchases of finished products	(155.9)	(97.4)	(88.9)
Bottler incentives	156.4	134.2	137.3
Aquafina royalty fee	(36.9)	(29.6)	(25.9)
Procurement services	(3.4)	(3.5)	(2.4)

	$(803.0)	$(684.2)	$(651.6)

Selling, delivery and administrative expenses:
Bottler incentives	$14.0	$18.9	$18.8
Purchases of advertising materials	(2.1)	(1.7)	(1.8)

	$11.9	$17.2	$17.0

Agreements and Relationships with Dakota Holdings, LLC, Starquest Securities, LLC and Mr. Pohlad

Under the terms of the PepsiAmericas Merger Agreement, Dakota Holdings, LLC ("Dakota"), a Delaware limited liability company whose members at the time of the PepsiAmericas merger included PepsiCo and Pohlad Companies, became the owner of 14,562,970 shares of our common stock, including 377,128 shares purchasable pursuant to the exercise of a warrant. In November 2002, the members of Dakota entered into a redemption agreement pursuant to which the PepsiCo membership interests were redeemed in exchange for certain assets of Dakota. As a result, Dakota became the owner of 12,027,557 shares of our common stock, including 311,470 shares purchasable pursuant to the exercise of a warrant. In June 2003, Dakota converted from a Delaware limited liability company to a Minnesota limited liability company pursuant to an agreement and plan of merger. In January 2006, Starquest Securities, LLC ("Starquest"), a Minnesota limited liability company, obtained the shares of our common stock previously owned by Dakota, including the shares of common stock purchasable upon exercise of the above-referenced warrant, pursuant to a contribution agreement. Such warrant expired unexercised in January 2006, resulting in Starquest holding 11,716,087 shares of our common stock. These shares are subject to a shareholder agreement with our company.

Mr. Pohlad, our Chairman and Chief Executive Officer, is the President and the owner of one-third of the capital stock of Pohlad Companies. Pohlad Companies is the controlling member of Dakota. Dakota is the controlling member of Starquest. Pohlad Companies may be deemed to have beneficial ownership of the securities beneficially owned by Dakota and Starquest and Mr. Pohlad may be deemed to have beneficial ownership of the securities beneficially owned by Starquest, Dakota and Pohlad Companies.

Transactions with Pohlad Companies

In fiscal year 2002, we entered into an Aircraft Joint Ownership Agreement with Pohlad Companies. Pursuant to the Aircraft Joint Ownership Agreement we purchased a one-eighth interest in a Lear Jet aircraft owned by Pohlad Companies. We paid approximately $1.6 million related to the jet in fiscal year 2002, which included our capitalized portion of the purchase price ($1.5 million) and the related SD&A expenses associated with the jet ($0.1 million). SD&A expenses associated with the jet in fiscal years 2005, 2004, and 2003 were $0.2 million, $0.1 million and $0.1 million, respectively. In fiscal year 2005, we terminated this contract and entered into a new Aircraft Joint Ownership Agreement with Pohlad Companies for one-eighth interest in a Challenger aircraft and paid Pohlad Companies approximately $1.7 million.

In addition, we paid Pohlad Companies, or its subsidiaries, for various services, which totaled approximately $0.2 million, $0.1 million and $0.1 million in fiscal years 2005, 2004 and 2003, respectively.

Other Transactions

Transactions with Bottlers in Which PepsiCo Holds an Equity Interest.    We sell finished beverage products to other bottlers, including The Pepsi Bottling Group, Inc., a bottler in which PepsiCo owns an equity interest. These sales occur in instances where the proximity of our production facilities to the other bottlers' markets or lack of manufacturing capability, as well as other economic considerations, make it more efficient or desirable for the other bottlers to buy finished product from us. Our sales to other bottlers, including those in which PepsiCo owns an equity interest, were approximately $128.8 million, $84.8 million, and $64.6 million in fiscal years 2005, 2004, and 2003, respectively. Our purchases from such other bottlers in fiscal years 2005, 2004, and 2003 were not material.

Recently Issued Accounting Pronouncements

See Note 1 of the Consolidated Financial Statements for a summary of new accounting pronouncements that may impact our business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

We are subject to various market risks, including risks from changes in commodity prices, interest rates and currency exchange rates.

Commodity Prices.    The risk from commodity price changes relates to our ability to recover higher product costs through price increases to customers, which may be limited due to the competitive pricing environment that exists in the soft drink business. We use derivative financial instruments to hedge price fluctuations for a portion of anticipated purchases of certain commodities used in our operations, including aluminum and diesel fuel. Due to the high correlation between such commodity prices and our cost of these products, we consider these hedges to be highly effective. At the end of fiscal year 2005, we have hedged a portion of our anticipated aluminum purchases through November 2006, while we have hedged a portion of our anticipated diesel fuel purchases through December 2006.

Interest Rates.    Our floating rate exposure relates to changes in the six-month London Interbank Offered Rate ("LIBOR") and the overnight Federal Funds rate. Assuming consistent levels of floating rate debt with those held as of fiscal year end 2005, a 50 basis point change in each of these rates would have an impact of approximately $1.5 million on our annual interest expense. In fiscal year 2005, we had short-term investments throughout a majority of the year, principally invested in money market funds and commercial paper, which were most closely tied to the overnight Federal Funds rate. The amount of these investments was not significant throughout the year. Assuming a 50 basis point change in the rate of interest associated with our short-term investments, interest income would not have changed by a significant amount.

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

Based on net sales, non-U.S. operations represented approximately 15 percent of our total operations in fiscal year 2005. Changes in currency exchange rates impact the translation of the non-U.S. operations' results from their local currencies into U.S. dollars. If the currency exchange rates had changed by ten percent in fiscal year 2005, we estimate the impact on operating income would have been approximately $0.5 million. Our estimate reflects the fact that a portion of the non-U.S. operations costs are denominated in U.S. dollars, including concentrate purchases. This estimate does not take into account the possibility that rates can move in opposite directions and that gains in one category may or may not be offset by losses from another category.

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

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2005, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The scope of management's assessment of the effectiveness of internal control over financial reporting includes all of our company's consolidated subsidiaries except for Central Investment Corporation (CIC), a business acquired by our company on January 10, 2005. Our company's consolidated net sales for fiscal year 2005 were approximately $3,726.0 million, of which CIC represented approximately $223.3 million. Our company's consolidated total assets as of the end of fiscal year 2005 were approximately $4,053.8 million, of which CIC represented approximately $470.7 million.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on this assessment, management believes that, as of December 31, 2005, our internal control over financial reporting was effective based on those criteria.

KPMG LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an auditors' report on our assessment of our internal control over financial reporting, which appears immediately following this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
of PepsiAmericas, Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that PepsiAmericas, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The scope of management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 includes all of the Company's consolidated subsidiaries except for Central Investment Corporation (CIC), a business acquired by the Company on January 10, 2005. The Company's consolidated net sales for fiscal year 2005 were approximately $3,726.0 million, of which CIC represented approximately $223.3 million. The Company's consolidated total assets as of the end of fiscal year 2005 were approximately $4,053.8 million, of which CIC represented approximately $470.7 million. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over the financial reporting of CIC.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PepsiAmericas, Inc. and subsidiaries as of the end of fiscal years 2005 and 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the fiscal years 2005, 2004 and 2003, and our report dated March 2, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois
March 2, 2006

Item 9B. Other Information.

None.

Part III

Item 10. Directors and Executive Officers of the Registrant.

We incorporate by reference the information contained under the captions "Proposal 1: Election of Directors", "Our Board of Directors and Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for the annual meeting of shareholders to be held April 27, 2006.

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

Item 11. Executive Compensation.

We incorporate by reference the information contained under the captions "Executive Compensation" and "Non-Employee Director Compensation" in our definitive proxy statement for the annual meeting of shareholders to be held April 27, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate by reference the information contained under the captions "Our Largest Shareholders" and "Shares Held by Our Directors and Executive Officers" in our definitive proxy statement for the annual meeting of shareholders to be held April 27, 2006.

Equity Compensation Plan Information.    The following table summarizes information regarding common stock that may be issued under our existing equity compensation plans as of fiscal year end 2005.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	8,586,787	[1]	$16.57	[2]	5,928,074
Equity compensation plans not approved by security holders	—		—		—

Total	8,586,787				5,928,074

1
This number includes stock options, as well as 1,645,292 shares underlying unvested restricted stock awards, granted or issued under stock incentive plans approved by our shareholders.
2
Weighted average exercise price of outstanding options and rights excludes unvested restricted stock awards.

Item 13. Certain Relationships and Related Transactions.

We incorporate by reference the information contained under the caption "Certain Relationships and Related Transactions" in our definitive proxy statement for the annual meeting of shareholders to be held April 27, 2006.

Item 14. Principal Accountant Fees and Services.

We incorporate by reference the information contained under the caption "Proposal 2: Ratification of Appointment of Independent Registered Public Accountants" in our definitive proxy statement for the annual meeting of shareholders to be held April 27, 2006.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

  (a)
  See Index to Financial Information on page F-1 and Exhibit Index on page E-1.

  (b)
  See Exhibit Index on page E-1.

  (c)
  Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of March 2006.

PEPSIAMERICAS, INC.
By:	/s/ ALEXANDER H. WARE Alexander H. Ware Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 6th day of March 2006.

	Signature	Title

	/s/ ROBERT C. POHLAD ROBERT C. POHLAD	Chairman of the Board and Chief Executive Officer and Director (Principal Executive Officer)
	/s/ ALEXANDER H. WARE ALEXANDER H. WARE	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
*	/s/ HERBERT M. BAUM HERBERT M. BAUM	Director
*	/s/ RICHARD G. CLINE RICHARD G. CLINE	Director
*	/s/ PIERRE S. DU PONT PIERRE S. du PONT	Director
*	/s/ ARCHIE R. DYKES ARCHIE R. DYKES	Director
*	/s/ JAROBIN GILBERT JR. JAROBIN GILBERT, JR.	Director
*	/s/ JAMES R. KACKLEY JAMES R. KACKLEY	Director
*	/s/ MATTHEW M. MCKENNA MATTHEW M. McKENNA	Director
*By:	/s/ ALEXANDER H. WARE Alexander H. Ware Attorney-in-Fact March 6, 2006

PEPSIAMERICAS, INC.

Financial Information

For Inclusion in Annual Report on Form 10-K
Fiscal Year 2005

PEPSIAMERICAS, INC.

Index to Financial Information

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Statements of Income for the fiscal years 2005, 2004 and 2003	F-3
Consolidated Balance Sheets as of fiscal year end 2005 and 2004	F-4
Consolidated Statements of Cash Flows for the fiscal years 2005, 2004 and 2003	F-5
Consolidated Statements of Shareholders' Equity for the fiscal years 2005, 2004 and 2003	F-6
Notes to Consolidated Financial Statements	F-7
Financial Statement Schedules:
Financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
of PepsiAmericas, Inc.:

We have audited the accompanying consolidated balance sheets of PepsiAmericas, Inc. and subsidiaries (the Company) as of the end of fiscal years 2005 and 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the fiscal years 2005, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of the end of fiscal years 2005 and 2004, and the results of their operations and their cash flows for each of the fiscal years 2005, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in "Internal Control — Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois
March 2, 2006

PEPSIAMERICAS, INC.

Consolidated Statements of Income

(in millions, except per share data)

Fiscal years	2005	2004	2003
Net sales	$3,726.0	$3,344.7	$3,236.8
Cost of goods sold	2,163.5	1,922.2	1,876.6

Gross profit	1,562.5	1,422.5	1,360.2
Selling, delivery and administrative expenses	1,183.2	1,078.9	1,037.5
Fructose settlement income	16.6	—	—
Special charges, net	2.5	3.9	6.4

Operating income	393.4	339.7	316.3
Interest expense, net	89.9	62.1	69.6
Other (expense) income, net	(4.9)	4.8	(6.2)

Income before income taxes and equity in net earnings (loss) of nonconsolidated companies	298.6	282.4	240.5
Income taxes	108.8	100.4	82.6
Equity in net earnings (loss) of nonconsolidated companies	4.9	(0.1)	(0.3)

Net income	$194.7	$181.9	$157.6

Weighted average common shares:
Basic	134.7	139.2	143.1
Incremental effect of stock options and awards	2.5	2.6	1.0

Diluted	137.2	141.8	144.1

Net income per share:
Basic	$1.45	$1.31	$1.10
Diluted	$1.42	$1.28	$1.09
Cash dividends declared per share	$0.34	$0.30	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

PEPSIAMERICAS, INC.

Consolidated Balance Sheets

(in millions)

As of fiscal year end	2005	2004
Assets:
Current assets:
Cash and cash equivalents	$116.0	$74.9
Receivables, net of allowance of $15.2 million – 2005 and $15.1 million – 2004	213.8	190.5
Inventories:
Raw materials and supplies	88.2	84.8
Finished goods	106.0	93.0

Total inventories	194.2	177.8
Other current assets	74.2	86.3

Total current assets	598.2	529.5

Property and equipment:
Land	62.0	57.4
Buildings and improvements	405.8	384.4
Machinery and equipment	1,919.2	1,783.7

Total property and equipment	2,387.0	2,225.5
Less: accumulated depreciation	(1,272.9)	(1,125.5)

Net property and equipment	1,114.1	1,100.0

Goodwill	1,859.0	1,746.2
Intangible assets, net	301.1	23.2
Other assets	181.4	130.9

Total assets	$4,053.8	$3,529.8

Liabilities and Shareholders' Equity:
Current liabilities:
Short-term debt, including current maturities of long-term debt	$290.4	$142.0
Payables	208.4	181.8
Accrued expenses:
Salaries and wages	58.4	57.1
Interest	22.3	19.3
Other	142.5	120.9

Total current liabilities	722.0	521.1

Long-term debt	1,285.9	1,006.6
Deferred income taxes	245.1	149.6
Other liabilities	231.5	229.3

Total liabilities	2,484.5	1,906.6

Shareholders' equity:
Preferred stock ($0.01 par value, 12.5 million shares authorized; no shares issued)	—	—
Common stock ($0.01 par value, 350 million shares authorized; 137.6 million and 167.6 million shares issued – 2005 and 2004, respectively)	1,267.1	1,535.3
Retained income	432.0	579.6
Unearned stock-based compensation	(16.5)	(8.7)
Accumulated other comprehensive (loss) income	(25.1)	16.0
Treasury stock, at cost (4.6 million shares – 2005 and 29.0 million shares – 2004)	(88.2)	(499.0)

Total shareholders' equity	1,569.3	1,623.2

Total liabilities and shareholders' equity	$4,053.8	$3,529.8

The accompanying notes are an integral part of these consolidated financial statements.

PEPSIAMERICAS, INC.

Consolidated Statements of Cash Flows

(in millions)

Fiscal years	2005	2004	2003
Cash Flows from Operating Activities:
Income from continuing operations	$194.7	$181.9	$157.6
Adjustments to reconcile to net cash provided by operating activities of continuing operations:
Depreciation and amortization	184.7	176.4	170.2
Deferred income taxes	(7.2)	34.1	24.1
Special charges, net	2.5	3.9	6.4
Cash outlays related to special charges	(1.6)	(2.8)	(6.8)
Pension contributions	(16.8)	(6.3)	(9.2)
Lease exit costs	6.1	—	—
Loss on extinguishment of debt	5.6	—	8.8
Gain on sale of investment	—	(5.2)	(2.1)
Equity in net (earnings) loss of nonconsolidated companies	(4.9)	0.1	0.3
Other	17.8	15.0	12.7
Changes in assets and liabilities, exclusive of acquisitions:
Increase (decrease) in securitized receivables	—	100.0	(92.3)
Decrease (increase) in remaining receivables	0.6	(21.7)	26.1
(Increase) decrease in inventories	(5.9)	(6.2)	0.4
Increase (decrease) in payables	14.7	(14.4)	(7.2)
Net change in other assets and liabilities	41.5	9.3	8.5

Net cash provided by operating activities of continuing operations	431.8	464.1	297.5

Cash Flows from Investing Activities:
Franchises and companies acquired, net of cash acquired	(354.6)	(21.2)	(4.5)
Capital investments	(180.3)	(121.8)	(158.3)
Purchase of equity investment	(51.0)	—	—
Proceeds from sales of property	5.3	4.5	4.2
Proceeds from sales of investments, net	—	5.2	6.4

Net cash used in investing activities	(580.6)	(133.3)	(152.2)

Cash Flows from Financing Activities:
Net borrowings of short-term debt	75.3	19.4	21.3
Proceeds from issuance of long-term debt	793.3	—	146.3
Repayment of long-term debt	(457.1)	(150.9)	(279.4)
Issuance of common stock	61.4	65.1	11.5
Treasury stock purchases	(239.2)	(207.7)	(78.2)
Cash dividends	(35.1)	(42.0)	(5.8)

Net cash provided by (used in) financing activities	198.6	(316.1)	(184.3)

Net operating cash flows used in discontinued operations (revised — see Note 1)	(10.1)	(6.4)	(4.9)
Effects of exchange rate changes on cash and cash equivalents	1.4	(2.4)	(0.9)

Change in cash and cash equivalents	41.1	5.9	(44.8)
Cash and cash equivalents at beginning of year	74.9	69.0	113.8

Cash and cash equivalents at end of year	$116.0	$74.9	$69.0

The accompanying notes are an integral part of these consolidated financial statements.

PEPSIAMERICAS, INC.

Consolidated Statements of Shareholders' Equity

(in millions)

	Common Stock			Unearned Stock- Based Compensation	Accumulated Other Comprehensive (Loss) Income	Treasury Stock
			Retained Income					Total Shareholders' Equity
	Shares	Amount				Shares	Amount
As of fiscal year end 2002	167.6	$1,538.7	$288.0	$(8.6)	$(46.9)	(20.0)	$(322.6)	$1,448.6
Comprehensive income:
Net income			157.6					157.6
Foreign currency translation adjustment					8.8			8.8
Unrealized gain on securities					2.5			2.5
Unrealized gain on derivative instruments					7.3			7.3
Minimum pension liability adjustment					(1.1)			(1.1)

Total comprehensive income								175.1

Treasury stock purchases						(5.0)	(67.6)	(67.6)
Stock compensation plans		(4.2)		0.4		1.2	18.6	14.8
Dividends declared			(5.8)					(5.8)

As of fiscal year end 2003	167.6	$1,534.5	$439.8	$(8.2)	$(29.4)	(23.8)	$(371.6)	$1,565.1
Comprehensive income:
Net income			181.9					181.9
Foreign currency translation adjustment					36.2			36.2
Unrealized gain on securities					15.2			15.2
Unrealized loss on derivative instruments					(1.2)			(1.2)
Minimum pension liability adjustment					(4.8)			(4.8)

Total comprehensive income								227.3

Treasury stock purchases						(10.2)	(207.7)	(207.7)
Stock compensation plans		0.8		(0.5)		5.0	80.3	80.6
Dividends declared			(42.1)					(42.1)

As of fiscal year end 2004	167.6	$1,535.3	$579.6	$(8.7)	$16.0	(29.0)	$(499.0)	$1,623.2
Comprehensive income:
Net income			194.7					194.7
Foreign currency translation adjustment					(23.5)			(23.5)
Unrealized loss on securities					(8.7)			(8.7)
Unrealized loss on derivative instruments					(3.6)			(3.6)
Minimum pension liability adjustment					(5.3)			(5.3)

Total comprehensive income								153.6

Treasury stock purchases						(10.1)	(239.2)	(239.2)
Treasury stock retirement	(30.0)	(276.3)	(296.0)			30.0	572.3	—
Stock compensation plans		8.1		(7.8)		4.5	77.7	78.0
Dividends declared			(46.3)					(46.3)

As of fiscal year end 2005	137.6	$1,267.1	$432.0	$(16.5)	$(25.1)	(4.6)	$(88.2)	$1,569.3

The accompanying notes are an integral part of these consolidated financial statements.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements

1.    Significant Accounting Policies

Principles of consolidation.    On November 30, 2000, Whitman Corporation merged with PepsiAmericas, Inc. ("the former PepsiAmericas") and subsequently in January 2001, the combined entity changed its name to PepsiAmericas, Inc. (referred to herein as "PepsiAmericas," "we," "our," or "us"). The Consolidated Financial Statements include all wholly and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Nature of operations.    We manufacture and distribute a broad portfolio of beverage products in the United States ("U.S."), Central Europe and the Caribbean. We operate under exclusive franchise agreements with soft drink concentrate producers, including master bottling and fountain syrup agreements with PepsiCo, Inc. ("PepsiCo") for the manufacture, packaging, sale and distribution of PepsiCo branded products. There are similar agreements with Cadbury Schweppes and other brand owners. The franchise agreements exist in perpetuity and contain operating and marketing commitments and conditions for termination.

We distribute beverage products to various customers in our designated territories and through various distribution channels. We are vulnerable to certain concentrations of risk, mostly impacting the brands we sell, as well as the customer base to which we sell, as we are exposed to a risk of loss greater than if we would have mitigated these risks through diversification. Approximately 91 percent of our sales volume is derived from brands that we bottle under licenses from PepsiCo or PepsiCo joint ventures. In addition, Wal-Mart Stores, Inc. is a major customer that constituted 11.0 percent, 9.7 percent and 8.6 percent of our net sales in our U.S. operations for fiscal years 2005, 2004 and 2003, respectively.

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

Fiscal year.    Our U.S. operations report using a fiscal year that consists of 52 or 53 weeks ending on the Saturday closest to December 31. Our 2003 fiscal year contained 53 weeks and ended January 3, 2004. Our 2004 and 2005 fiscal years consisted of 52 weeks and ended on January 1, 2005 and December 31, 2005, respectively. Our Central Europe and Caribbean operations fiscal year ends are on December 31 and therefore are not impacted by the 53rd week.

Cash and cash equivalents.    Cash and cash equivalents consist of deposits with banks and financial institutions which are unrestricted as to withdrawal or use, and which have original maturities of three months or less.

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

Inventories.    Inventories are recorded at the lower of cost or net realizable value. Inventory is valued using the average cost method.

Derivative financial instruments.    Due to fluctuations in the market prices for certain commodities, including aluminum and fuel, we use derivative financial instruments to hedge against volatility in future cash flows related to anticipated purchases. We also use derivative instruments to hedge against the risk of adverse movements in interest rates. We use derivative financial instruments to lock interest rates on future debt issues and to convert fixed rate debt to floating rate debt. Our corporate policy prohibits the use of derivative instruments for trading or speculative purposes, and we have procedures in place to monitor and control their use.

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

For a cash flow hedge, the effective portion of changes in the fair value of the derivative instrument that are highly effective are deferred in "Accumulated other comprehensive (loss) income" until the underlying hedged item is recognized in earnings. The applicable gain or loss recognized in earnings is recorded consistent with the expense classification of the underlying hedged item. If a fair value or cash flow hedge were to cease to qualify for hedge accounting or be terminated, it would continue to be carried on the Consolidated Balance Sheets at fair value until settled, but hedge accounting would be discontinued prospectively. If a forecasted transaction was no longer probable of occurring, amounts previously deferred in "Accumulated other comprehensive (loss) income" would be recognized immediately in earnings.

We may also enter into derivative instruments for which hedge accounting is not elected because they are entered into to offset changes in the fair value of an underlying transaction recognized in earnings. These instruments are reflected in the Consolidated Balance Sheets at fair value with changes in fair value recognized in earnings.

Property and equipment.    Depreciation is computed on the straight-line method. When property is sold or retired, the cost and accumulated depreciation are eliminated from the accounts and gains or losses are recorded in operating income. Expenditures for maintenance and repairs are expensed as incurred. The approximate lives used for annual depreciation are 15 to 40 years for buildings and improvements and 5 to 13 years for machinery and equipment.

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

We evaluate identified intangible assets with indefinite useful lives for impairment annually, unless an evaluation is required earlier due to the occurrence of a triggering event. Impairment is measured as the amount by which the carrying value of the intangible asset exceeds its estimated fair value. Based on our impairment analysis performed in the fourth quarter of 2005, the estimated fair value of our identified intangible assets with indefinite lives exceeded the carrying amount.

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

Investments.    Investments principally include available-for-sale equity securities at fair value, securities that are not publicly traded at cost, and other investments, including real estate. Unrealized gains and losses, net of deferred taxes related to available-for-sale securities, are excluded from earnings and recorded in "Accumulated other comprehensive (loss) income" until realized. Fair values of available-for-sale securities are determined based on prevailing market prices. Real estate investments are carried at cost, which management believes is lower than net realizable value. Investments are included in "Other assets" on the Consolidated Balance Sheets.

Environmental liabilities.    We are subject to certain indemnification obligations under agreements related to previously sold subsidiaries, including potential environmental liabilities. We have recorded our best estimate of the probable liability under those indemnification obligations with the assistance of outside consultants and other professionals. The estimated indemnification liabilities include expenses for the remediation of identified sites, payments to third parties for claims and expenses (including product liability and toxic tort claims), administrative expenses, and the expense of on-going evaluations and litigation. Such estimates and the recorded liabilities are subject to various factors, including possible insurance recoveries, the allocation of liabilities among other potentially responsible parties, the advancement of technology for means of remediation, possible changes in the scope of work at the contaminated sites, as well as possible changes in related laws, regulations, and agency requirements. We do not discount environmental liabilities.

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

Bottler incentives.    PepsiCo and other brand owners, at their sole discretion, provide us with various forms of marketing support. The marketing support is intended to cover a variety of initiatives, including direct marketplace, shared media and advertising support, to promote volume and market share growth. Worldwide bottler incentives totaled approximately $217.2 million, $188.1 million, and $189.1 million for the fiscal years 2005, 2004 and 2003, respectively. There are no conditions or requirements that could result in the repayment of any support payments received by us. Over 90 percent of bottler incentives we received in fiscal year 2005 were from PepsiCo or its affiliates.

In accordance with Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor," bottler incentives that are directly attributable to incremental expenses incurred are reported as either an increase to net sales or a reduction to selling, delivery and administrative ("SD&A") expenses, commensurate with the recognition of the related expense. Such bottler incentives include amounts received for direct support of advertising commitments and exclusivity agreements with various customers. All other bottler incentives are recognized as a reduction of cost of goods sold when the related products are sold based on the agreements with vendors. Such bottler incentives primarily include base level funding amounts which are fixed based on the previous year's volume and variable amounts that are reflective of the current year's volume performance.

Based on information received from PepsiCo, PepsiCo provided indirect marketing support to our marketplace, which consisted primarily of media expenses. This indirect support is not reflected or included in our financial statements, as these amounts were paid by PepsiCo on our behalf to third parties. Other brand owners provide similar indirect marketing support.

The Consolidated Statements of Income include the following bottler incentives recorded as income or as a reduction of expense (in millions):

	2005	2004	2003
Net sales	$36.6	$26.8	$27.0
Cost of goods sold	165.5	142.2	143.1
Selling, delivery and administrative expenses	15.1	19.1	19.0

Total	$217.2	$188.1	$189.1

Advertising and marketing costs.    We are involved in a variety of programs to promote our products. Advertising and marketing costs are expensed in the year incurred. Certain advertising and marketing costs incurred by us are partially reimbursed by PepsiCo and other brand owners in the form of marketing support. Advertising and marketing expenses were $103.4 million, $97.6 million and $92.2 million in fiscal years 2005, 2004 and 2003, respectively. These amounts are net of bottler incentives of $11.2 million, $14.7 million and $15.7 million in fiscal years 2005, 2004 and 2003, respectively.

Shipping and handling costs.    We record shipping and handling costs in SD&A expenses. Such costs totaled $249.0 million, $235.5 million and $246.3 million in fiscal years 2005, 2004 and 2003, respectively.

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

		2005	2004	2003
Net income, as reported		$194.7	$181.9	$157.6
Add: Total stock-based compensation expense included in net income as reported, net of tax		6.8	5.1	3.5
Deduct: Total stock-based compensation expense determined under fair value based method for all options and restricted stock, net of tax		(9.3)	(8.7)	(7.3)

Pro forma net income		$192.2	$178.3	$153.8

Net income per share:
Basic:	As reported	$1.45	$1.31	$1.10

	Pro forma	$1.43	$1.28	$1.07

Diluted:	As reported	$1.42	$1.28	$1.09

	Pro forma	$1.40	$1.26	$1.07

The Black-Scholes model and the assumptions presented in the following table were used to estimate the fair values of the options granted. The weighted-average estimated fair values at the dates of grant of options in fiscal years 2004 and 2003 were $4.66 and $3.28, respectively. Only restricted shares and restricted stock units were issued under the 2000 Stock Incentive Plan during fiscal year 2005. The above pro forma compensation cost measured for options and restricted stock awards is recognized ratably over the vesting period, which is typically three years.

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

We have established contingent tax liabilities using management's best judgment and adjust these liabilities as warranted by changing facts and circumstances. Significant judgment is required in determining our contingent tax liabilities. A change in our tax liabilities in any given period could have a significant impact on our results of operations and cash flows for that period.

Foreign Currency Translation.    The assets and liabilities of our operations that have non-U.S. functional currencies are translated at exchange rates in effect at year end, and income statements are translated at the weighted average exchange rates for the year. In accordance with SFAS No. 52, "Foreign Currency Translation", gains and losses resulting from the translation of foreign currency financial statements are deferred and recorded as a separate component of "Accumulated other comprehensive (loss) income" in the shareholders' equity section of the Consolidated Balance Sheet.

Net income per share.    Basic income per share is based upon the weighted-average number of common shares outstanding. Diluted income per share assumes the exercise of all options which are dilutive, whether exercisable or not.

The dilutive effects of stock options, warrants, and non-vested restricted stock awards are measured under the treasury stock method.

Options and warrants to purchase 471,410 shares, 2,525,356 shares and 8,815,249 shares at an average price of $24.79, $23.00 and $17.91 per share that were outstanding at the end of fiscal years 2005, 2004 and 2003, respectively, were not included in the computation of diluted income per share due to their anti-dilutive impact on the calculation.

Reclassifications.    Certain amounts in the prior period Consolidated Financial Statements have been reclassified to conform to the current year presentation.

The caption for cash used in discontinued operations presented on the Consolidated Statements of Cash Flows was clarified to indicate that all such cash flows represent operating cash flows of the discontinued operations. There are no investing or financing cash flows from discontinued operations.

Recently issued accounting pronouncements.    In September 2005, the Financial Accounting Standards Board ("FASB") ratified the consensus reached by the EITF on Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty." EITF Issue No. 04-13 defines when a purchase and a sale of inventory with the same party that operates in the same line of business should be considered a single nonmonetary transaction subject to APB Opinion No. 29, "Accounting for Nonmonetary Transactions." The Task Force agreed this Issue should be applied to new arrangements entered into in reporting periods beginning after March 15, 2006, and to all inventory transactions that are completed after December 15, 2006, for arrangements entered into prior to March 15, 2006. We do not believe this consensus will have a material effect on our Consolidated Financial Statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting for Changes and Error Corrections." SFAS No. 154 replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and is effective for accounting changes and error corrections made after December 31, 2005. Early adoption is also permitted. SFAS No. 154 requires that voluntary changes in accounting principles be applied retrospectively to all periods presented so that those financial statements contain a consistent application of the accounting principle. APB Opinion No. 20 previously required that most voluntary changes in accounting principles be reflected in the financial statements by showing the cumulative effect of the change for all periods prior to the change. The guidance in APB Opinion No. 20 regarding the correction of an error in previously issued financial statements and a change in accounting estimates was carried forward in SFAS No. 154. We plan to adopt this standard in fiscal year 2006.

In December 2004, the FASB issued SFAS No. 151, "Inventory Costs," SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 becomes effective for us beginning in fiscal year 2006. We believe that the adoption of SFAS No. 151 will not have a material impact on our Consolidated Financial Statements.

In December 2004, the FASB issued a revised SFAS No. 123, "Share-Based Payment." Among its provisions, SFAS No. 123R will require us to measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize the cost over the requisite service period. As issued, SFAS No. 123R would have become effective for us beginning in the third quarter of 2005. However, on April 14, 2005, the Securities and Exchange Commission adopted a rule that deferred the effective date to fiscal years beginning after June 15, 2005, which will make SFAS No. 123R effective for us beginning in fiscal year 2006. As described above, we currently use the intrinsic value method to account for stock-based employee compensation. As a result, the adoption of SFAS No. 123R is expected to reduce our net income in interim and annual periods after adoption. We believe the best indication of the approximate impact on net income of adopting the provisions of this revised Statement may be determined by reviewing the table above under the heading "Stock-based compensation," which shows that net income would have decreased by $2.5 million, $3.6 million and $3.8 million for fiscal years 2005, 2004 and 2003, respectively, and $0.02 per diluted share for each respective period. We anticipate that the impact of adopting FAS 123R will reduce fiscal year 2006 net income by approximately $1.5 million, or $0.01 per diluted share.

2.    Goodwill and Intangible Assets

The changes in the carrying value of goodwill by geographic segment for fiscal years 2005 and 2004 were as follows (in millions):

	U.S.	Central Europe	Caribbean	Total
Balance at end of fiscal year 2003	$1,711.5	$32.2	$17.4	$1,761.1
Acquisitions	0.1	—	2.3	2.4
Purchase accounting adjustments	(23.0)	—	0.4	(22.6)
Foreign currency translation adjustment	—	5.3	—	5.3

Balance at end of fiscal year 2004	$1,688.6	$37.5	$20.1	$1,746.2
Acquisitions	132.7	—	—	132.7
Purchase accounting adjustments	—	(13.0)	(3.5)	(16.5)
Foreign currency translation adjustment	—	(3.3)	(0.1)	(3.4)

Balance at end of fiscal year 2005	$1,821.3	$21.2	$16.5	$1,859.0

	2005	2004
Intangible assets subject to amortization
Gross carrying amount
Franchise and distribution agreements	$0.5	$1.2
Customer relationships and lists	8.0	—
Non-compete agreements	3.6	3.7

Total	$12.1	$4.9

Accumulated amortization
Franchise and distribution agreements	$(0.3)	$(0.9)
Customer relationships and lists	(0.7)	—
Non-compete agreements	(1.0)	(1.0)

Total	$(2.0)	$(1.9)

Intangible assets subject to amortization, net	$10.1	$3.0
Intangible assets not subject to amortization:
Franchise and distribution agreements	$288.5	$17.6
Pension intangible assets	2.5	2.6

Intangible assets not subject to amortization	$291.0	$20.2

Total intangible assets, net	$301.1	$23.2

For intangible assets subject to amortization, we calculate amortization expense over the period we expect to receive economic benefit. Total amortization expense was $0.9 million, $0.4 million and $0.4 million in fiscal years 2005, 2004, and 2003, respectively. The estimated aggregate amortization expense expected to be recognized over the next five years are as follows (in millions):

Estimated amortization expense:
For fiscal year 2006	$0.9
For fiscal year 2007	0.9
For fiscal year 2008	0.8
For fiscal year 2009	0.8
For fiscal year 2010	0.8

In fiscal year 2005, we acquired Central Investment Corporation ("CIC") and FM Vending resulting in an increase to goodwill in the U.S. of $132.7 million. PepsiAmericas relied on the conclusion of an independent appraisal for purposes of assigning value to CIC's tangible and intangible assets. We recorded $268.0 million and $8.0 million in franchise and distribution agreements and customer relationships and lists, respectively, related to the CIC acquisition. Our franchise and distribution agreements with PepsiCo do not expire, reflecting a long ongoing relationship, and as such we have assigned an indefinite life to this intangible asset. Goodwill is not subject to amortization and the customer relationship and lists are being amortized over 10 to 14 years. In accordance with EITF Issue No. 95-3, we recorded $1.6 million of costs associated with the integration of the CIC operations as a liability assumed in a purchase business combination and included the amount in the allocation of acquisition costs. We have assigned $2.1 million to goodwill associated with the FM Vending acquisition.

Also in fiscal year 2005, we recorded certain adjustments and completed the intangible asset valuation associated with the Bahamas purchase completed in the first quarter of 2004. This resulted in an increase in acquired goodwill of $0.5 million and a reclassification of $2.9 million from goodwill to franchise and distribution agreements, an unamortized intangible asset.

We reduced goodwill by $14.2 million and $23.0 million in fiscal years 2005 and 2004, respectively, due to the reversal of certain valuation allowances associated with the net operating loss carryforwards acquired in prior year acquisitions.

In fiscal year 2004, we recorded an increase in goodwill in the Caribbean related to the acquisition of the majority interest in the Bahamas. We also recorded an increase in franchise and distribution agreements related to the acquisition of Dr Pepper franchise rights in fiscal year 2004.

The decrease in the gross carrying amount of non-compete agreements and related accumulated amortization since the end of fiscal year 2004 reflected the expiration of certain non-compete agreements related to previous acquisitions.

3.    Investments

In June 2005, we acquired a 49 percent minority interest in Quadrant-Amroq Bottling Company Limited ("QABCL"), for a purchase price of $51.0 million. QABCL is a holding company that, through its subsidiaries, produces, sells and distributes Pepsi and other beverages throughout Romania and Moldova. We recorded this investment under the equity method in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." Due to the timing of the receipt of available financial information from QABCL, we recorded the equity in net income on a one-month lag basis. Equity in net income for fiscal year 2005 was $4.9 million and was recorded in "Equity in net earnings (loss) of nonconsolidated companies" in the Consolidated Statement of Income.

Equity securities classified as available-for-sale are carried at fair value and included in "Other assets" in the Consolidated Balance Sheets. Estimated fair values were $20.1 million and $33.9 million at fiscal year end 2005 and 2004, respectively. Unrealized gains and losses representing the difference between carrying amounts and current fair value are recorded in the "Accumulated other comprehensive (loss) income" component of shareholders' equity. These unrealized gains, net of tax effects, totaled $4.1 million and $12.8 million at fiscal year end 2005 and 2004, respectively.

In fiscal year 2002, we sold a parcel of land in downtown Chicago. We received $26.5 million in cash and a $12.0 million promissory note collateralized by a subordinated mortgage related to the sale. As a result of this transaction, we recorded total gains of $10.8 million of which $5.2 million and $2.1 million were recognized in 2004 and 2003, respectively, related to the sale of this parcel of land. The gains are reflected in "Other (expense) income, net."

4.    Acquisitions

In fiscal year 2005, we completed the acquisition of the capital stock of CIC and the capital stock of FM Vending for $354.6 million. CIC had bottling operations in southeast Florida and central Ohio, and was the seventh largest Pepsi bottler in the U.S. The results of operations of CIC and FM Vending since the date of the acquisition are included in the Consolidated Statements of Income. These acquisitions were not material to our consolidated results of operations; therefore, pro forma financial information is not included in this note.

In fiscal year 2004, we completed the acquisition of Dr Pepper franchise rights for a 13-county area in northeast Arkansas and certain related assets from Dr Pepper Bottling Company of Paragould, Inc. Also in fiscal year 2004, we acquired 2,000 additional shares of Pepsi-Cola Bahamas, which increased our ownership interest in the Bahamas from 30 percent to 70 percent. As a result, we consolidated the Bahamas beginning in the first quarter of 2004, as the investment was accounted for under the equity method prior to this transaction. The total cost of these two acquisitions and another smaller acquisition was $21.2 million. These acquisitions were not material to our consolidated results of operations; therefore, pro forma financial information is not included in this note.

5.    Fructose Settlement Income

In fiscal year 2005, we recorded a gain of $16.6 million before taxes related to proceeds from the settlement of a class action lawsuit (In re: High Fructose Corn Syrup Antitrust Litigation, MDL, No. 1087, Master File No. 95-1447, in the

United States District Court for the Central District of Illinois, Peoria Division). The lawsuit alleged price fixing related to high fructose corn syrup purchased in the U.S. from July 1, 1991 through June 30, 1995. We received all proceeds from the lawsuit settlement during fiscal year 2005.

6.    Special Charges

2005 Charges.    In fiscal year 2005, we recorded special charges of $2.5 million in Central Europe, primarily for a reduction in the workforce in Central Europe and the consolidation of certain production facilities as we continue to rationalize our cost structure. These special charges were primarily for severance costs and related benefits and asset write-downs.

2004 Charges.    In fiscal year 2004, we recorded special charges of $3.9 million in Central Europe, in response to changes in our business model and market conditions, including the accession of our markets into the European Union ("EU"). The special charges included a charge of $2.3 million, primarily for severance costs and related benefits, related to a reduction of workforce in Central Europe as a result of the standardization of the organizational structure in all countries.

In addition, in fiscal year 2004, we recorded a special charge of $2.0 million related to the consolidation of certain production lines and facilities in Poland and Hungary, as we took advantage of the opportunities that existed with the entry of our markets into the EU to improve the efficiencies of our supply chain in Central Europe. This special charge consisted primarily of asset write-downs and the acceleration of depreciation. This charge was net of a $0.4 million reversal recorded in the fourth quarter of 2004 due to revisions of estimates of certain liabilities related to previous special charges, as we substantially completed the plans to modify our distribution strategy in all of our markets in Central Europe.

2003 Charges.    In fiscal year 2003, we recorded special charges of $6.4 million. These charges consisted primarily of a $5.8 million charge in the first quarter of 2003 related to the reduction in workforce in the U.S., and charges related to the changes in the production, marketing and distribution strategies in our international operations. The U.S. special charges were primarily for severance costs and related benefits, including the acceleration of restricted stock awards. In addition, as a result of excess severance costs identified, we recorded a reversal of $0.2 million in the fourth quarter of 2003 related to the first quarter of 2003 charge in the U.S.

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

The following table summarizes the activity associated with special charges during the periods presented (in millions):

	Beginning of Fiscal Year 2005	Special Charges, Net	Application of Special Charges	End of Fiscal Year 2005
2002 Charges
Employee related costs	$0.3	$—	$(0.3)	$—
Lease terminations and other costs	(0.2)	—	0.2	—

Total	0.1	—	(0.1)	—
2004 Charges
Employee related costs	0.1	—	(0.1)	—

Total	0.1	—	(0.1)	—
2005 Charges
Employee related costs	—	1.4	(1.4)	—
Asset write-downs	—	1.1	(1.1)	—

Total	—	2.5	(2.5)	—

Total Accrued Liabilities	$0.2	$2.5	$(2.7)	$—

	Beginning of Fiscal Year 2004	Special Charges, Net	Application of Special Charges	End of Fiscal Year 2004
2001 Charges
Employee related costs	$0.2	$(0.1)	$(0.1)	$—

Total	0.2	(0.1)	(0.1)	—
2002 Charges
Employee related costs	0.8	(0.3)	(0.2)	0.3
Lease terminations and other costs	0.2	—	(0.4)	(0.2)

Total	1.0	(0.3)	(0.6)	0.1
2004 Charges
Employee related costs	—	2.2	(2.1)	0.1
Asset write-downs	—	2.1	(2.1)	—

Total	—	4.3	(4.2)	0.1

Total Accrued Liabilities	$1.2	$3.9	$(4.9)	$0.2

	Beginning of Fiscal Year 2003	Special Charges, Net	Application of Special Charges(1)	End of Fiscal Year 2003
2001 Charges
Employee related costs	$0.3	$—	$(0.1)	$0.2

Total	0.3	—	(0.1)	0.2
2002 Charges
Employee related costs	3.3	(1.4)	(1.1)	0.8
Lease terminations and other costs	1.0	(0.7)	(0.1)	0.2

Total	4.3	(2.1)	(1.2)	1.0
2003 Charges
Employee related costs	—	5.7	(5.7)	—
Asset write-downs	—	2.7	(2.7)	—
Lease terminations and other costs	—	0.1	(0.1)	—

Total	—	8.5	(8.5)	—

Total Accrued Liabilities	$4.6	$6.4	$(9.8)	$1.2

(1)
The employee related costs for the application of the fiscal year 2003 special charges is inclusive of the non-cash charge of $0.3 million related to the acceleration of stock awards vesting.

7.    Interest Expense, Net

Interest expense, net, consisted of the following (in millions):

	2005	2004	2003
Interest expense	$93.4	$65.1	$77.5
Interest income	(3.5)	(3.0)	(7.9)

Interest expense, net	$89.9	$62.1	$69.6

Interest expense included $5.6 million and $8.8 million in fiscal years 2005 and 2003, respectively, related to the loss on the extinguishment of debt. In fiscal year 2005, interest income included $1.5 million related to interest income associated with the real estate tax appeals refund on a previously sold parcel of land in downtown Chicago.

In fiscal year 2004, interest income included $0.8 million related to a state income tax refund and $1.1 million related to the settlement of certain income tax audits. In fiscal year 2003, interest income included $6.4 million related to the favorable settlement of the tax refund case.

8.    Income Taxes

Income taxes (benefits) consisted of the following (in millions):

	2005	2004	2003
Current:
Federal	$88.4	$54.1	$55.1
Non-U.S.	0.2	0.1	0.1
State and local	10.2	(2.4)	9.1

Total current	98.8	51.8	64.3

Deferred:
Federal	14.4	43.0	18.1
Non-U.S.	(3.7)	(0.3)	(0.7)
State and local	(0.7)	5.9	0.9

Total deferred	10.0	48.6	18.3

Total income taxes	$108.8	$100.4	$82.6

The U.S. and non-U.S. income (loss) before income taxes and equity in net earnings (loss) of nonconsolidated companies is set forth in the table below (in millions):

	2005	2004	2003
U.S.	$301.6	$274.7	$242.9
Non-U.S.	(3.0)	7.7	(2.4)

Income before income taxes and equity in net earnings (loss) of nonconsolidated companies	$298.6	$282.4	$240.5

The table below reconciles the income tax provision at the U.S. federal statutory rate to our actual income tax provision (in millions).

	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
Income taxes computed at the U.S. federal statutory rate on income	$104.5	35.0	$98.8	35.0	$84.2	35.0
State income taxes, net of federal income tax benefit	5.1	1.7	5.3	1.9	4.8	2.0
ESOP settlement	—	—	—	—	(6.0)	(2.5)
Foreign rate differential	0.3	0.1	(0.3)	(0.1)	—	—
Audit settlements and changes in contingencies	2.5	0.8	(5.4)	(1.9)	(1.7)	(0.7)
Change in valuation allowance	(4.1)	(1.4)	—	—	—	—
Other items, net	0.5	0.2	2.0	0.7	1.3	0.6

Income tax	$108.8	36.4	$100.4	35.6	$82.6	34.4

Deferred income taxes are attributable to temporary differences, which exist between the financial statement bases and tax bases of certain assets and liabilities. As of fiscal year ends 2005 and 2004, deferred income taxes (including discontinued operations) are attributable to (in millions):

	2005	2004
Deferred tax assets:
Non-U.S. net operating loss and tax credit carryforwards	$38.9	$55.3
U.S. net operating loss and tax credit carryforwards	—	1.1
Provision for special charges and previously sold businesses	26.7	33.1
Unrealized net losses on investments and cash flow hedges	7.2	—
Pension and postretirement benefits	12.6	16.3
Deferred compensation	17.2	15.7
Other	15.8	6.1

Gross deferred tax assets	118.4	127.6
Valuation allowance	(25.1)	(49.5)

Net deferred tax assets	93.3	78.1

Deferred tax liabilities:
Property	(173.9)	(180.2)
Intangible assets	(138.8)	(27.8)
Unrealized net gains on investments and cash flow hedges	—	(0.9)
Other	(7.8)	(7.9)

Total deferred tax liabilities	(320.5)	(216.8)

Net deferred tax liability	$(227.2)	$(138.7)

Net deferred tax liability included in:
Other current assets	$17.9	$10.9
Deferred income taxes	(245.1)	(149.6)

Net deferred tax liability	$(227.2)	$(138.7)

There currently is no undistributed non-U.S. income because our non-U.S. operations have accumulated pretax losses. In connection with the merger with the former PepsiAmericas, we became the successor to U.S. Federal net operating losses ("NOLs") and tax credit carryforwards, as well as non-U.S. NOLs. We also have NOLs related to our Central Europe and Caribbean operations. As of fiscal year end 2005, all of our U.S. NOLs have been utilized. Our non-U.S. NOLs amounted to $151.4 million, which expire at various periods from 2006 through 2014, except for $11.1 million of NOLs that do not expire. Utilization of non-U.S. NOLs is limited by various international tax laws. We have provided a valuation allowance against a portion of the non-U.S. NOLs. These valuation allowances reflect the uncertainty of our ability to fully utilize these benefits given the limited carryforward periods permitted by the various taxing jurisdictions. Any future reductions to the valuation allowances related to the NOLs succeeded to us in connection with the merger with the former PepsiAmericas will be recorded as an adjustment to goodwill.

In fiscal year 2005, we recorded a $4.1 million tax benefit related to the reversal of valuation allowances for certain net operating loss carryforwards on our international businesses due in part to the improved operating performance of those operations. This also resulted in a $14.2 million reduction in goodwill for loss carryforwards acquired in fiscal year 1999. Additionally, we recorded a $0.9 million benefit from a state income tax law change in Ohio.

Our U.S. income tax returns have been audited through 2002 and all issues for that period have been settled with the Internal Revenue Service ("IRS"). Certain subsidiaries are under audit for various periods in various state jurisdictions. We believe the tax accruals established for potential assessments, including interest and penalties, and other matters are reasonable. Once established, tax accruals are adjusted only when circumstances, including final resolution, require. In fiscal year 2005, we increased our tax accruals by $2.5 million for contingent liabilities, which is reflected in "Audit settlements and changes in contingencies" in the above tax rate reconciliation table.

In fiscal year 2004, pursuant to newly issued tax interpretations and in conjunction with the completion of the income tax audit through the 2002 tax year, we reduced goodwill by $23.0 million for the reversal of the valuation allowance for certain net operating loss carryforwards acquired in December 2000. In the first quarter of 2005, we received $13.3 million from the tax authorities related to the utilization of a portion of these net operating loss carryforwards for tax returns filed through fiscal year 2002.

During fiscal year 2004, we recorded a net tax benefit of $5.4 million associated with the completion of certain income tax audits. In the third quarter, we recorded a net gain of $2.7 million relating to a state income tax refund. This gain is comprised of $0.7 million for consulting expenses (recorded in "Selling, delivery and administrative expenses"), $0.8 million of interest income (recorded in "Interest expense, net") and $2.6 million of income tax benefit, net (recorded in "Income taxes"). In addition, we recorded a $3.5 million benefit, net of tax, relating to the reversal of certain tax liabilities due to the settlement of income tax audits through the 2002 tax year. This benefit is comprised of interest income of $1.1 million ($0.7 million after-tax) recorded in "Interest expense, net" and $2.8 million of tax benefit recorded in "Income taxes."

During fiscal year 2003, we recorded a net tax benefit of $7.7 million related primarily to the reversal of certain tax accruals, offset by additional tax liabilities recorded. We recorded tax benefits of $6.0 million from the favorable settlement of a tax refund case with the IRS that arose from the 1990 termination of our Employee Stock Ownership Plan ("ESOP"). The tax settlement consisted of $6.4 million of interest income and a tax benefit of $6.0 million recorded in "Income taxes." In addition, we recorded a tax benefit of $6.0 million related mainly to the reversal of tax liabilities due to the settlement of various income tax audits through the 1999 tax year offset by net additional tax accruals of $4.3 million for contingent liabilities arising in fiscal year 2003, which are reflected as a net benefit in "Audit settlements and changes in contingencies" in 2003 in the above tax rate reconciliation table. In addition, we recorded a reduction to net deferred tax assets of $4.4 million, and a corresponding increase to goodwill, related primarily to the resolution of such income tax audits which impacted amounts recorded in purchase accounting.

9.    Sales of Receivables

In fiscal year 2002, Whitman Finance, our special purpose entity and wholly-owned subsidiary, entered into an agreement (the "Securitization") with a major U.S. financial institution to sell an undivided interest in its receivables. The Securitization involves the sale of receivables, on a revolving basis, by our U.S. bottling subsidiaries to Whitman Finance, which in turn sells an undivided interest in the revolving pool of receivables to the financial institution. The potential amount of receivables eligible for sale is determined based on the size and characteristics of the receivables pool but cannot exceed $150 million based on the terms of the agreement. At fiscal year end 2005, the maximum amount of receivables eligible for sale was $150.0 million. Costs related to this arrangement, including losses on the sale of receivables, are included in "Interest expense, net."

The receivables sold to Whitman Finance under the Securitization program totaled $241.7 million and $226.0 million at fiscal year end 2005 and fiscal year end 2004, respectively. Receivables for which an undivided ownership interest was sold to the financial institution were $150 million as of fiscal year end 2005 and 2004, which were reflected as a reduction in our receivables in the Consolidated Balance Sheets. The receivables were sold to the financial institution at a discount, which resulted in losses of $5.3 million, $2.2 million and $2.1 million in fiscal years 2005, 2004 and 2003, respectively. The retained interests of $84.7 million and $69.6 million are included in receivables at fair value as of fiscal year end 2005 and fiscal year end 2004, respectively. The fair value incorporates expected credit losses, which are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category. Since substantially all receivables sold to Whitman Finance carry 30-day payment terms, the retained interest is not discounted. The weighted-average key credit loss assumption used in measuring the retained interests as of fiscal year end 2005 and fiscal year end 2004, including the sensitivity of the current fair value of retained interests as of fiscal year end 2005 to immediate 10 percent and 20 percent adverse changes in the credit loss assumption, are as follows (in millions):

		As of Fiscal Year End 2005
	As of Fiscal Year End 2004	Actual	10% Adverse Change	20% Adverse Change
Expected credit losses	2.9%	3.0%	3.3%	3.6%
Fair value of retained interests	$69.6	$84.7	$83.9	$83.2

The above sensitivity analysis is hypothetical and should be used with caution. Changes in fair value based on a 10 percent or 20 percent variation should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear. Whitman Finance had $3.7 million and $0.3 million of net receivables over 60 days past due as of fiscal year end 2005 and 2004, respectively. Whitman Finance's credit losses were $1.5 million, $2.4 million and $1.6 million in fiscal years 2005, 2004 and 2003, respectively.

10.    Debt

Long-term debt as of fiscal year end 2005 and 2004 consisted of the following (in millions):

	2005	2004
6.9% notes due 2005	$—	$60.0
6.5% notes due 2006	36.6	100.0
5.95% notes due 2006	98.1	200.0
3.875% notes due 2007	27.4	250.0
6.375% notes due 2009	150.0	150.0
4.5% notes due 2013	150.0	150.0
4.875% notes due 2015	300.0	—
5.00% notes due 2017	250.0	—
7.44% notes due 2026 (due 2008 at option of note holder)	25.0	25.0
7.29% notes due 2026	100.0	100.0
5.50% notes due 2035	250.0	—
Various other debt, including capital lease obligations	30.6	24.3
Fair value adjustment from interest rate swaps	8.7	12.0
Unamortized discount	(5.8)	(2.7)

Total debt	1,420.6	1,068.6
Less: amount included in short-term debt	134.7	62.0

Total long-term debt	$1,285.9	$1,006.6

Our debt agreements contain a number of covenants that limit, among other things, the creation of liens, sale and leaseback transactions and the general sale of assets. Our revolving credit agreement requires us to maintain an interest coverage ratio. We are in compliance with all of our financial covenants. Substantially all of our debt securities are unsecured, senior debt obligations and rank equally.

In January 2005, we issued $300 million of notes with a coupon rate of 4.875 percent due January 2015. Net proceeds from the transaction were $297.0 million, which reflected the reduction for the discount of $0.8 million and debt issuance costs of $2.2 million. The proceeds from the issuance were used to fund the acquisition of CIC. The notes were issued from our shelf registration statement that became effective September 4, 2003 (the "Registration Statement"). Under the Registration Statement, up to $1 billion of debt securities may be offered. The debt securities are unsecured, senior debt obligations and rank equally with all other unsecured and unsubordinated indebtedness.

In May 2005, we issued $250 million of notes with a coupon rate of 5.0 percent due May 2017. Net proceeds from this transaction were $246.1 million, which reflected the reduction for the discount of $2.0 million and debt issuance costs of $1.9 million. We also issued $250 million of notes with a coupon rate of 5.5 percent due May 2035. Net proceeds from this transaction were $246.2 million, which reflected the reduction for the discount of $1.5 million and debt issuance costs of $2.3 million. A portion of the proceeds from the issuances was used to fund the cash tender offer of three outstanding debt notes. The notes were issued from our Registration Statement. After the issuance of the $300 million of notes in January 2005 and the $500 million of notes in May 2005, there was $200 million in debt securities available for issuance under the Registration Statement at the end of fiscal year 2005.

In May 2005, we completed a tender offer to pay down three outstanding notes with a total face value of $550 million. The total amount tendered from these notes was $388.0 million. Net proceeds paid to the bondholders equaled $395.3 million, which included $4.4 million of accrued interest and $3.0 million of premiums. The tender offer resulted in a loss on debt extinguishment of $5.6 million primarily brought about by the premiums paid, fees associated with the tender offer, and unamortized discount and issuance costs, which were recorded in "Interest expense, net."

During fiscal year 2004, we repaid the $150 million face value 6.0 percent notes at their maturity. In addition, we assumed $4.3 million of debt associated with the Pepsi-Cola Bahamas transaction in March 2004.

We maintain revolving credit agreements with maximum borrowings of $500 million, which act as a back-up for our commercial paper program; giving us a total of $500 million available under the commercial paper program and revolving credit facilities combined. The interest rates on the revolving credit facility, which expires in 2009, are based primarily on the London Interbank Offered Rate ("LIBOR"). There were $141.5 million and $59.5 million of borrowings under the commercial paper program as of fiscal year end 2005 and 2004, respectively. The weighted-average borrowings under the commercial paper program during fiscal years 2005 and 2004 were $117.3 million and $92.9 million, respectively. The weighted-average interest rate for borrowings outstanding under the commercial paper program as of fiscal year end 2005 and 2004 were 3.2 percent and 2.4 percent, respectively.

Certain wholly owned subsidiaries maintain operating lines of credit. The total amount available under these borrowings is $76.0 million. Interest rates are based primarily upon Interbank Offered Rates for borrowings in the subsidiaries' local currencies. The outstanding balances were $13.9 million and $10.3 million as of fiscal year end 2005 and 2004, respectively.

The amounts of long-term debt, excluding obligations under capital leases, scheduled to mature in the next five years are as follows (in millions):

2006	$134.7
2007	43.0
2008	0.1	*
2009	150.1
2010	0.1

*The 7.44 percent notes due in 2026 are subject to a one-time investor put option of $25 million in fiscal year 2008. As we currently do not expect the noteholders to exercise this put option, the note is not included in the table above.

11.    Leases

We have entered into noncancelable lease commitments under operating and capital leases for fleet vehicles, computer equipment (including both software and hardware), land and buildings

As of fiscal year end 2005, annual minimum rental payments required under capital leases and operating leases that have initial noncancelable terms in excess of one year were as follows (in millions):

	Capital Leases	Operating Leases
2006	$0.5	$18.7
2007	0.5	15.8
2008	0.5	12.3
2009	0.5	12.3
2010	0.5	6.9
Thereafter	0.9	31.8

Total minimum lease payments	3.4	$97.8

Less: imputed interest	(1.2)

Present value of minimum lease payments	$2.2

Total rent expense applicable to operating leases amounted to $34.1 million, $27.5 million and $28.6 million in fiscal years 2005, 2004 and 2003, respectively. A majority of our leases provide that we pay taxes, maintenance, insurance and certain other operating expenses. We recorded an expense of $6.1 million in fiscal year 2005 related to lease exit costs as a result of the relocation of our corporate offices in the Chicago area.

12.    Financial Instruments

We use derivative financial instruments to reduce our exposure to adverse fluctuations in commodity prices and interest rates. These financial instruments are "over-the-counter" instruments and were designated at their inception as hedges of underlying exposures. We do not use derivative financial instruments for speculative or trading purposes.

Cash flow hedges.    We enter into derivative financial instruments to hedge against volatility in future cash flows on anticipated aluminum purchases and diesel fuel purchases, the prices of which are indexed to their respective market prices. We consider these hedges to be highly effective, because of the high correlation between the commodity prices and our contractual costs.

We have hedged a portion of our future U.S. aluminum requirements through November 2006. A majority of the aluminum hedging gains as of fiscal year end 2005 will be reclassified into cost of goods sold during the next twelve months.

We have hedged a portion of our anticipated diesel fuel purchases through December 2006. We expect to reclassify a majority of the deferred heating oil hedging gains as of the end of fiscal year end 2005 into SD&A during the next twelve months.

In anticipation of long-term debt issuances, we had entered into treasury rate lock instruments and a forward starting swap agreement. We accounted for these treasury rate lock instruments and forward starting swap agreement as cash flow hedges, as each hedged against the variability of interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt. These treasury rate locks and forward starting swap agreement are considered highly effective in eliminating the variability of cash flows associated with the forecasted debt issuance.

The following table summarizes the net derivative gains or losses deferred into "Accumulated other comprehensive (loss) income" and reclassified to earnings in fiscal years 2005, 2004 and 2003 (in millions):

	2005	2004	2003
Unrealized gains (losses) on derivatives at beginning of year	$1.2	$2.4	$(4.9)
Deferral of net derivative gains (losses) in accumulated other comprehensive (loss) income	(10.7)	(13.2)	8.2
Reclassification of net derivative gains (losses) to income	7.1	12.0	(0.9)

Unrealized (losses) gains on derivatives at end of year	$(2.4)	$1.2	$2.4

Fair value hedges.    Periodically, we enter into interest rate swap contracts to convert a portion of our fixed rate debt to floating rate debt, with the objective of reducing overall borrowing costs. We account for these swaps as fair value hedges, since they hedge against the change in fair value of fixed rate debt resulting from fluctuations in interest rates. In the third quarter of 2004, we terminated all outstanding interest rate swap contracts and received $14.4 million for the fair value of the interest rate swap contracts. Amounts included in the cumulative fair value adjustment to long-term debt will be reclassified into earnings commensurate with the recognition of the related interest expense. At the end of fiscal years 2005 and 2004, the cumulative fair value adjustments to long-term debt were $8.7 million and $12.0 million, respectively.

Other financial instruments.    The carrying values of other financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and other accrued expenses, approximate fair values due to their short maturity.

The fair market value of our floating rate debt as of fiscal year end 2005 and fiscal year end 2004 approximated its carrying value. Our fixed rate debt, which includes capital lease obligations, had a carrying value of $1,417.2 million and an estimated fair value of $1,429.5 million as of fiscal year end 2005. As of fiscal year end 2004, our fixed rate debt had a carrying value of $1,078.8 million, and an estimated fair value of $1,118.7 million. The fair value of the fixed rate debt was based upon quotes from financial institutions for instruments with similar characteristics or upon discounting future cash flows.

Amounts recorded for all derivatives on the Consolidated Balance Sheets are as follows (in millions):

	2005	2004
Unrealized gains:
Commodities	$1.4	$4.0
Interest rate instruments	11.1	14.6
Unrealized (losses):
Commodities	$(0.1)	$(1.0)
Interest rate instruments	(7.7)	(3.8)

13.    Pension and Other Postretirement Plans

Company-sponsored defined benefit pension plans.    Prior to December 31, 2001, salaried employees were provided pension benefits based on years of service that generally were limited to a maximum of 20 percent of the employee's average annual compensation during the five years preceding retirement. Plans covering non-union hourly employees generally provided benefits of stated amounts for each year of service. Plan assets are invested primarily in common stocks, corporate bonds and government securities. In connection with the integration of the former Whitman Corporation and the former PepsiAmericas U.S. benefit plans during the first quarter of 2001, we amended our pension plans to freeze pension benefit accruals for substantially all salaried and non-union employees effective December 31, 2001. Employees age 50 or older with 10 or more years of vesting service were grandfathered such that they will continue to accrue benefits after December 31, 2001 based on their final average pay as of December 31, 2001. The existing U.S. salaried and non-union pension plans were replaced by an additional employer contribution to the 401(k) plan beginning January 1, 2002.

Net periodic pension cost for fiscal years 2005, 2004 and 2003 included the following components (in millions):

	2005	2004	2003
Service cost	$3.1	$3.0	$2.8
Interest cost	9.5	9.2	8.9
Expected return on plan assets	(11.8)	(11.3)	(10.8)
Amortization of actuarial loss	2.8	2.0	0.8
Amortization of prior service cost	0.1	(0.6)	(0.6)

Net periodic pension cost	$3.7	$2.3	$1.1

The following tables outline the changes in benefit obligations and fair values of plan assets for our pension plans and reconciles the pension plans' funded status to the amounts recognized in our Consolidated Balance Sheets as of fiscal year end 2005 and 2004 (in millions):

	2005	2004
Benefit obligation at beginning of year	$160.8	$148.8
Service cost	3.1	3.0
Interest cost	9.5	9.2
Amendments	0.3	0.8
Actuarial loss	15.9	7.2
Benefits paid	(8.0)	(8.2)

Benefit obligation at end of year	$181.6	$160.8

Fair value of plan assets at beginning of year	$134.0	$121.9
Actual return on plan assets	16.7	14.0
Employer contributions	6.8	6.3
Benefits paid	(8.0)	(8.2)

Fair value of plan assets at end of year	$149.5	$134.0

Funded status	$(32.1)	$(26.8)
Employer contributions after measurement date	10.0	—
Unrecognized net actuarial loss	63.3	54.8
Unrecognized prior service cost	2.1	1.9

Net amount recognized	$43.3	$29.9

Amounts recognized in the Consolidated Balance Sheets consist of (in millions):

	2005	2004
Prepaid pension cost	$40.8	$28.0
Accrued pension liability	(62.8)	(54.8)
Intangible assets	2.5	2.6
Accumulated other comprehensive income	62.8	54.1

Net amount recognized	$43.3	$29.9

Accumulated other comprehensive income amounts are reflected in the Consolidated Balance Sheets net of tax of $23.7 million and $20.3 million at fiscal year end 2005 and 2004, respectively. We use September 30 as the measurement date for plan assets and obligations. Due in part to the underperformance of the U.S. stock markets and discount rate declines resulting from lower interest rates, our pension plans were $32.1 million underfunded at fiscal year end 2005. The plan assets of our pension plans as of fiscal year end 2005 were approximately $11.1 million higher than plan assets at the September 30 measurement date due primarily to a $10.0 million contribution we made to the plan in the fourth quarter of 2005.

Pension costs are funded in amounts not less than minimum levels required by regulation. The principal economic assumptions used in the determination of net periodic pension cost and benefit obligations were as follows:

Net periodic pension cost:	2005	2004	2003
Discount rates	6.00%	6.25%	6.50%
Expected long-term rates of return on assets	8.50%	8.50%	9.00%
Benefit obligation:	2005	2004	2003
Discount rates	5.75%	6.00%	6.25%
Expected long-term rates of return on assets	8.50%	8.50%	8.50%

Discount Rate.    Since pension liabilities are measured on a discounted basis, the discount rate is a significant assumption. An assumed discount rate is required to be used in each pension plan actuarial valuation. The discount rate assumption reflects the market rate for high quality (for example, rated "AA" or higher by Moody's or Standard & Poors in the U.S.), fixed-income debt instruments based on the expected duration of the benefit payments for our pension plans as of the annual measurement date and is subject to change each year.

A 100 basis point increase in the discount rate would decrease our annual pension expense by $1.8 million. A 100 basis point decrease in the discount rate would increase our annual pension expense by $2.2 million.

Expected Return on Plan Assets.    The expected long-term return on plan assets should, over time, approximate the actual long-term returns on pension plan assets. The expected return on plan assets assumption is based on historical returns and the future expectation for returns for each asset class, as well as the target asset allocation of the asset portfolio. A 8.5 percent expected return on plan assets assumption was used for both fiscal years 2005 and 2004.

A 100 basis point increase in our expected return on plan assets would decrease our annual pension expense by $1.4 million. A 100 basis point decrease in our expected return on plan assets would increase our annual pension expense by $1.4 million.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $181.6 million, $181.6 million and $149.5 million, respectively, as of fiscal year end 2005 and $160.8 million, $160.8 million and $134.0 million, respectively, as of fiscal year end 2004. The assumptions used for the expected long-term rates of return on assets were based on the expected plan asset allocation and expected returns in each asset class.

Our pension plan weighted-average asset allocations as of September 30, 2005 and 2004 by asset category were as follows:

Asset Category	September 30, 2005	September 30, 2004
Equity securities	72%	70%
Debt securities	26%	27%
Other	2%	3%

Total	100%	100%

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

While no contributions are required under minimum funding standards, in fiscal year 2006 we contributed $10 million to our plans during the first quarter of 2006. We do not expect to make any additional contributions in the remainder of 2006. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Benefits
2006	$8.3	$1.4
2007	8.6	1.4
2008	9.0	1.5
2009	9.4	1.5
2010	9.9	1.6
2011-2015	58.6	8.4

Company-sponsored defined contribution plans.    Substantially all U.S. salaried employees and certain U.S. hourly employees participate in voluntary, contributory defined contribution plans to which we make partial matching contributions. Also, in connection with the aforementioned freeze of our pension plans, we began making supplemental contributions in 2002 to substantially all U.S. salaried employees' and eligible hourly employees' 401(k) accounts, regardless of the level of each employee's contributions. In addition, we make contributions to a supplemental, deferred compensation plan that provides eligible U.S. executives with the opportunity for contributions that could not be credited to their individual 401(k) accounts due to Internal Revenue Code limitations. Our contributions to these plans amounted to $18.9 million, $16.1 million and $16.0 million in fiscal years 2005, 2004 and 2003, respectively.

Multi-employer pension plans.    Our subsidiaries participate in a number of multi-employer pension plans, which provide benefits to certain of our union employee groups. Amounts contributed to the plans totaled $4.7 million, $4.4 million and $3.4 million in fiscal years 2005, 2004 and 2003, respectively.

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

The net periodic cost of post-retirement benefits other than pensions for fiscal years 2005, 2004 and 2003 amounted to $0.8 million, $1.2 million and $1.0 million, respectively. Our post-retirement life and health benefits are not funded. The unfunded accrued post-retirement benefits amounted to $26.0 million as of fiscal year end 2005 and $25.6 million as of fiscal year end 2004. These balances are reflected in "Other liabilities" on the Consolidated Balance Sheets.

Multi-employer post-retirement medical and life insurance.    Our subsidiaries participate in a number of multi-employer plans, which provide health care and survivor benefits to union employees during their working lives and after retirement. Portions of the benefit contributions, which cannot be disaggregated, relate to post-retirement benefits for plan participants. Total amounts charged against income and contributed to the plans (including benefit coverage during participating employees' working lives) amounted to $14.8 million, $12.8 million and $12.5 million in fiscal years 2005, 2004 and 2003, respectively.

14.    Stock Repurchase Program

During fiscal year 2005, we repurchased a total of 10.1 million shares at an average price of $23.73 per share for an aggregate purchase price of $239.2 million. The purchase of these shares was made pursuant to the share repurchase program previously authorized by our Board of Directors. As of fiscal year end 2005, the total remaining shares authorized under the repurchase program was 16.2 million shares. During fiscal year 2005, we retired 30 million shares of PepsiAmericas stock. The stock retirement resulted in a reduction to the treasury stock account of $572.3 million, a reduction to retained income of $296.0 million and a reduction to common stock of $276.3 million.

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

Pursuant to the conditions in EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company's Own Stock," the forward contract qualified for equity classification and the fair value of the forward contract was recorded in equity, which was zero at the contract's inception. Subsequent changes in the fair value of the forward contract were not recorded until settlement of the contract, at which time the purchase price adjustment was recorded in equity as an additional cost to purchase treasury stock.

15.    Incentive Compensation and Warrants

Our 2000 Stock Incentive Plan (the "2000 Plan"), originally approved by shareholders in 2000 provides for granting incentive stock options, nonqualified stock options, related stock appreciation rights ("SARs"), restricted stock awards, performance awards or any combination of the foregoing. Generally, outstanding nonqualified stock options are exercisable during a ten-year period beginning one to three years after the date of grant. All options are granted at fair market value at the date of grant. There are no outstanding stock appreciation rights under the 2000 Plan as of fiscal year end 2005.

Our Stock Incentive Plan (the "1982 Plan"), originally established and approved by the shareholders in 1982, has been subsequently amended from time to time, most recently in 1999 when the shareholders approved an allocation of additional shares to this plan. The types of awards and terms of the 1982 Plan are similar to the 2000 Plan. There are no outstanding stock appreciation rights under the 1982 Plan as of fiscal year end 2005.

Changes in options outstanding are summarized as follows:

	Options Outstanding
	Options	Range of Exercise Prices	Weighted- Average Exercise Price
Balance, fiscal year end 2002	13,580,608	$8.51 - 22.66	$15.45
Granted	1,530,210	12.01 - 14.86	12.02
Exercised or surrendered	(750,943)	8.51 - 16.48	10.72
Recaptured or terminated	(215,526)	11.97 - 22.63	15.06

Balance, fiscal year end 2003	14,144,349	9.84 - 22.66	15.34
Granted	1,466,900	14.04 - 18.92	18.92
Exercised or surrendered	(4,576,909)	9.84 - 18.92	13.99
Recaptured or terminated	(133,467)	11.97 - 22.63	13.01

Balance, fiscal year end 2004	10,900,873	10.81 - 22.66	16.36
Exercised or surrendered	(3,842,314)	10.81 - 22.66	15.98
Recaptured or terminated	(117,064)	11.97 - 18.92	16.87

Balance, fiscal year end 2005	6,941,495	10.81 - 22.63	16.57

The number of options exercisable under the two plans as of fiscal year end 2005 was 5,682,187, with a weighted-average exercise price of $16.52, compared with options exercisable of 8,091,626 as of fiscal year end 2004 and 11,472,716 as of fiscal year end 2003 with weighted-average exercise prices of $16.61 and $15.95, respectively. As of fiscal year end 2005, there were 5,928,074 shares available for future grants, which include shares remaining from the 14,000,000 shares provided by the 2000 Plan.

The following table summarizes information regarding stock options outstanding and exercisable as of fiscal year end 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted- Average Remaining Life (in years)	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
$10.81 - $13.01	2,452,346	6.0	$12.28	2,060,786	$12.34
$13.71 - $18.06	1,680,561	3.2	15.69	1,679,395	15.69
$18.48 - $22.63	2,808,588	5.2	20.83	1,942,006	21.68

Total Options	6,941,495	5.0	16.57	5,682,187	16.52

In February 2005, we granted 878,695 restricted shares of stock at a weighted-average fair value (at the date of grant) of $22.55 to key members of management and members of our Board of Directors under the 2000 Plan. In fiscal years 2004 and 2003, we granted 495,743 and 468,100 restricted shares of stock at a weighted-average fair value (at the date of grant) of $18.92 and $12.01, respectively. We recognized compensation expense of $10.2 million in fiscal year 2005, $8.2 million in fiscal year 2004 and $5.6 million in fiscal year 2003 relating to these grants. At fiscal year end 2005, there were 1,645,292 unvested restricted shares outstanding under the 2000 Plan.

In February 2005, we granted 78,440 restricted stock units at a weighted average fair value (at date of grant) of $22.52 to key members of our international management under the 2000 Plan. The restricted stock units will be payable to these individuals in cash at the end of a three year vesting period at the prevailing market value of PepsiAmericas stock plus dividends. We account for these grants under APB Opinion No. 25 and have recognized $0.6 million of compensation expense in fiscal year 2005.

In connection with the merger with the former PepsiAmericas, we converted former PepsiAmericas warrants into warrants to acquire shares of our stock. The warrants were exercisable originally by Dakota Holdings, LLC, PepsiCo and V. Suarez & Co., Inc. for the purchase of 311,470, 65,658, and 94,282 shares, respectively, of our common stock at $24.79 per share, anytime until January 17, 2006. None of these warrants were exercised by the expiration date.

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

We have 12.5 million authorized shares of Preferred Stock. There is no Preferred Stock issued or outstanding.

17.    Supplemental Cash Flow Information

Net cash provided by continuing operations reflects cash payments and cash receipts as follows (in millions):

	2005	2004	2003
Interest paid	$91.3	$59.7	$88.9
Interest received	3.7	1.4	7.5
Income taxes paid	102.5	78.6	39.2
Income tax refunds	13.6	6.0	3.4

18.    Environmental and Other Commitments and Contingencies

Current Operations.    We maintain compliance with federal, state and local laws and regulations relating to materials used in production and to the discharge or emission of wastes, and such other laws and regulations relating to the protection of the environment. The capital costs of such management and compliance, including the modification of existing plants and the installation of new manufacturing processes, are not material to our continuing operations.

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

Discontinued Operations — Remediation.    Under the agreement pursuant to which we sold our subsidiaries, Abex Corporation and Pneumo Abex Corporation (collectively, "Pneumo Abex"), in 1988 and a subsequent settlement agreement entered into in September 1991, we have assumed indemnification obligations for certain environmental liabilities of Pneumo Abex, after any insurance recoveries. Pneumo Abex has been and is subject to a number of environmental cleanup proceedings, including proceedings under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 regarding release or disposal of wastes at on-site and off-site locations. In some proceedings, federal, state and local government agencies are involved and other major corporations have been named as potentially responsible parties. Pneumo Abex is also subject to private claims and lawsuits for remediation of properties previously owned by Pneumo Abex and its subsidiaries.

There is an inherent uncertainty in assessing the total cost to investigate and remediate a given site. This is because of the evolving and varying nature of the remediation and allocation process. Any assessment of expenses is more speculative in an early stage of remediation and is dependent upon a number of variables beyond the control of any party. Furthermore, there are often timing considerations in that a portion of the expense incurred by Pneumo Abex, and any resulting obligation of ours to indemnify Pneumo Abex, may not occur for a number of years.

In fiscal year 2001, we investigated the use of insurance products to mitigate risks related to our indemnification obligations under the 1988 agreement, as amended. The insurance carriers required that we employ an outside consultant to perform a comprehensive review of the former facilities operated or impacted by Pneumo Abex. Advances in the techniques of retrospective risk evaluation and increased experience (and therefore available data) at our former facilities made this comprehensive review possible. The consultant's review was completed in fiscal year 2001 and was updated in the fourth quarter of 2005. We have recorded our best estimate of our probable liability under those indemnification obligations using this consultant's review and the assistance of other professionals.

At the end of fiscal year 2005, we had $87.5 million accrued to cover potential indemnification obligations, compared to $106.8 million recorded at the end of fiscal year 2004. This indemnification obligation includes costs associated with approximately 20 sites in various stages of remediation. The most significant remaining indemnification obligation was associated with the Willits site, as discussed below, while no other sites had significant estimated remaining costs associated with them. Of the total amount accrued, $30.5 million was classified as current liabilities at the end of fiscal year 2005 and $20.0 million at the end of fiscal year 2004. The amounts exclude possible insurance recoveries and are determined on an undiscounted cash flow basis. The estimated indemnification liabilities include expenses for the investigation and remediation of identified sites, payments to third parties for claims and expenses (including product liability and toxic tort claims), administrative expenses, and the expenses of on-going evaluations and litigation. We expect a significant portion of the accrued liabilities will be disbursed during the next 10 years. All estimated costs for the known claims arising from sites discussed below are included in the $87.5 million accrued as of the end of fiscal year 2005.

We continue to have environmental exposure related to the remedial action required at a facility in Portsmouth, Virginia (consisting principally of soil treatment and removal) for which we have an indemnity obligation to Pneumo Abex. This is a Superfund site, which the United States Environmental Protection Agency required Pneumo Abex to remediate. Through fiscal year 2005, we made indemnity payments of approximately $41.4 million (excluding $3.1 million of recoveries from other responsible parties) for remediation of the Portsmouth site. We have accrued and expect to incur an estimated $3.9 million to complete the remediation and for administration and legal defense costs over the next several years.

We also have financial exposure related to certain remedial actions required at a facility that manufactured hydraulic and related equipment in Willits, California. Various chemicals and metals contaminate this site. In August 1997, a final consent decree was issued in the case of the People of the State of California and the City of Willits, California v. Remco Hydraulics, Inc. This final consent decree was amended in December 2000 and established a trust whose officers are obligated to investigate and clean up this site. We are currently funding the investigation and interim remediation costs on a year-to-year basis according to the final consent decree. Through fiscal year 2005, we made indemnity payments of approximately $37.5 million for investigation and remediation at the Willits site (consisting principally of soil removal, groundwater and surface/water treatment). We have accrued $26.6 million for future remediation and trust administration costs, with the majority of this amount to be spent over the next several years.

Through the end of fiscal year 2004, we had accrued approximately $18.2 million related to several investigations regarding on-site and off-site disposal of wastes generated at a facility in Mahwah, New Jersey. In fiscal year 2005, a significant portion of our liability was settled and remaining obligations are not deemed to be significant.

Although we have certain indemnification obligations for environmental liabilities at a number of sites other than those sites discussed above, including Superfund sites, it is not anticipated that additional expense at any specific site will have a material effect on us. In the case of some of the sites, the volumetric contribution for which we have an obligation has been estimated and other large, financially viable parties are responsible for substantial portions of the remainder. In our opinion, based upon information currently available, the ultimate resolution of these claims and litigation, including potential environmental exposures, and considering amounts already accrued, should not have a material effect on our financial condition, although amounts recorded in a given period could be material to our results of operations or cash flows for that period.

Discontinued Operations — Insurance.    During fiscal year 2002, as part of a comprehensive program concerning environmental liabilities related to the former Whitman Corporation subsidiaries, we purchased new insurance coverage related to the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries. In addition, a trust, which was established in 2000 with the proceeds from an insurance settlement (the "Trust"), purchased insurance coverage and funded coverage for remedial and other costs ("Finite Funding") related to the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries.

Essentially all of the assets of the Trust were expended by the Trust in connection with the purchase of the insurance coverage, the Finite Funding and related expenses. These actions have been taken to fund remediation and related costs associated with the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries and to protect against additional future costs in excess of our self-insured retention. The original amount of self-insured retention (the amount we must pay before the insurance carrier is obligated to begin payments) was $114.0 million of which $32.3 million has been eroded, leaving a remaining self-insured retention of $81.7 million at the end of fiscal year 2005. The estimated range of aggregate exposure related only to the remediation costs of such environmental liabilities is approximately $40 million to $60 million. We had accrued $44.1 million at the end of fiscal year 2005 for remediation costs, which is our best estimate of the contingent liabilities related to these environmental matters. The Finite Funding may be used to pay a portion of the $44.1 million and thus reduces our future cash obligations. The Finite Funding amounts recorded were $19.6 million and $21.9 million at the end of fiscal years 2005 and 2004, respectively, and are recorded in "Other assets," net of $5.4 million and $1.5 million, respectively, recorded in "Other current assets."

On May 31, 2005, Cooper Industries, LLC ("Cooper") filed and later served us with a Cook County, Illinois lawsuit against us, Pneumo Abex, LLC, and the Trustee of the Trust (the "Trustee"), captioned Cooper Industries, LLC v. PepsiAmericas, Inc., et al., Case No. 05 CH 09214 (Cook Cty. Cir. Ct.). The claims involve the Trust and insurance policy described above. Cooper asserts that it was entitled to access $34 million that previously was in the Trust and that was spent to purchase the insurance policy. Cooper claims that Trust funds should not have been distributed for environmental expenses and instead claims that the monies should have been distributed for underlying Pneumo Abex asbestos claims indemnified by Cooper. Cooper complains that we deprived it of access to money in the Trust because of the Trustee's decision to use money in the Trust to purchase the insurance policy described above. Cooper's lawsuit also named Pneumo Abex as a defendant. We have not filed an answer to the complaint, but we will deny and vigorously contest the claim. We have joined a motion by the Trustee to dismiss the lawsuit on the grounds that Cooper lacks standing to pursue its claims because it is not a beneficiary under the Trust. Pneumo Abex, LLC, the corporate successor to our prior subsidiary, has previously filed papers that deny the claim. Pneumo Abex, LLC also has filed papers and otherwise asserted that Cooper is not a beneficiary of the Trust and that Cooper's claims lack merit.

In addition, we had recorded other receivables of $11.4 million at the end of fiscal year 2005 and $12.3 million at the end of fiscal year 2004 for future probable amounts to be received from insurance companies and other responsible parties. These amounts were recorded in "Other assets" in the Consolidated Balance Sheets as of the end of each respective period. Of this total, no portion of the receivable was reflected as current as of fiscal year end 2005 and 2004.

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

In fiscal year 2004, we noted that three mass-filed lawsuits accounted for thousands of claims for which Pneumo Abex claimed indemnification. During the last quarter of fiscal year 2005, these and other related claims were resolved for an amount we viewed as reasonable given all of the circumstances and consistent with our prior judgments as to valuation. We have received year end 2005 claim statistics from law firms and Pneumo Abex which reflect the resolution of those claims and the remaining cases for which Pneumo Abex claims indemnification from PepsiAmericas. After giving effect to the noted resolution of prior mass-filed claims, at the end of fiscal year 2005, there are less than 7,500 claims for which indemnification is claimed. Of these claims, approximately 4,900 are filed in federal court and are subject to orders issued by the Multi-District Litigation panel, which effectively stay all federal claims, subject to specific requests to activate a particular claim or a discrete group of claims. The remaining cases are in state court and some are in "pleural registries" or other similar classifications that cause a case not to be allowed to go to trial unless there is a specific showing as to a particular plaintiff. Over 50 percent of the state court claims were filed prior to or in 1998. Prior to 1980, sales ceased for the asbestos-containing product claimed to have generated the largest subset of the open cases, and, therefore, we expect a decreasing rate of individual claims for that subset of cases. Our employees and agents manage or monitor the defense of the underlying claims that are or may be indemnifiable by us.

At the end of fiscal year 2005, we had accrued $7.0 million related to product liability. These accruals primarily relate to probable asbestos claim settlements and legal defense costs. We also have additional amounts accrued for legal and other costs associated with obtaining insurance recoveries for previously resolved and currently open claims and their related costs. These amounts are included in the total liabilities of $87.5 million accrued at the end of fiscal year 2005. In addition to the known and probable asbestos claims, we may be subject to additional asbestos claims that are possible for which no reserve has been established at the end of fiscal year 2005. These additional reasonably possible claims are primarily asbestos related and the aggregate exposure related to these possible claims is estimated to be in the range of $6 million to $17 million. These amounts are undiscounted and do not reflect any insurance recoveries that we will pursue from insurers for these claims.

In addition, two lawsuits have been filed in California, which name several defendants including certain of our prior subsidiaries. The lawsuits allege that our former subsidiaries and we are liable for personal injury and/or property damage resulting from environmental contamination at the Willits facility. There are approximately 250 personal injury plaintiffs in the lawsuits seeking an unspecified amount of damages, punitive damages, injunctive relief and medical monitoring damages. We are actively defending the lawsuits. At this time, we do not believe these lawsuits are material to our business or financial condition.

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

Advertising commitments and exclusivity rights.    We have entered into various long-term agreements with our customers in which we pay the customers for the exclusive right to sell our products in certain venues. We have also committed to pay certain customers for advertising and marketing programs in various long-term contracts. These agreements typically range from one to ten years. As of fiscal year end 2005, we have committed approximately $99.1 million related to such programs and advertising commitments.

Purchase obligations.    In addition, PepsiCo has entered into various raw material contracts on our behalf pursuant to a shared services agreement in which PepsiCo provides procurement services to us. Certain raw material contracts obligate us to purchase minimum volumes. As of the end of fiscal year 2005, we had total purchase obligations of $42.8 million related to such raw material contracts.

19.    Segment Reporting

We operate in one industry located in three geographic areas — U.S., Central Europe and the Caribbean. As of fiscal year end 2005, we operated in 19 states in the U.S. Outside the U.S., we operate in Poland, Hungary, the Czech Republic, Republic of Slovakia, Puerto Rico, Jamaica, Barbados, the Bahamas and Trinidad and Tobago. The operating income of the Central Europe geographic segment excludes the results of our nonconsolidated investment in QABCL. The investment balance is included in the Central Europe assets.

Operating income is exclusive of net interest expense, other miscellaneous income and expense items, and income taxes. Operating income is inclusive of net special charges of $2.5 million, $3.9 million and $6.4 million in fiscal years 2005, 2004 and 2003, respectively (see Note 6 to the Consolidated Financial Statements for further discussion).

In fiscal year 2005, U.S. operating income was impacted by a gain of $16.6 million related to a distribution from the settlement of a class action lawsuit (see Note 5 to the Consolidated Financial Statements for further discussion). Also impacting U.S. operating income was $1.4 million of expense recorded for the early termination of a real estate lease and $6.1 million of expenses for the remaining lease obligations related to the relocation of our corporate headquarters in Chicago.

Non-operating assets are principally cash and cash equivalents, investments, property and miscellaneous other assets, including $1.1 million of real estate investments as of fiscal year end 2005 and 2004. Long-lived assets represent net property, investments and net intangible assets.

Selected financial information related to our geographic segments is shown below (in millions):

	Net Sales			Operating Income
	2005	2004	2003	2005	2004	2003
U.S.	$3,156.1	$2,825.8	$2,739.4	$387.7	$332.3	$315.7
Central Europe	343.5	309.4	310.4	1.5	2.0	0.5
Caribbean	226.4	209.5	187.0	4.2	5.4	0.1

Total	$3,726.0	$3,344.7	$3,236.8	393.4	339.7	316.3

Interest expense, net				89.9	62.1	69.6
Other (expense) income, net				(4.9)	4.8	(6.2)

Income before income taxes and equity in net earnings (loss) of nonconsolidated companies				$298.6	$282.4	$240.5

	Capital Investments			Depreciation and Amortization
	2005	2004	2003	2005	2004	2003
U.S.	$142.9	$93.4	$131.8	$146.5	$137.9	$129.8
Central Europe	19.4	14.8	16.4	25.1	25.6	29.6
Caribbean	18.0	13.6	10.1	10.8	10.5	8.4

Total operating	$180.3	$121.8	$158.3	182.4	174.0	167.8

Non-operating				2.3	2.4	2.4

Total				$184.7	$176.4	$170.2

	Assets		Long-Lived Assets
	2005	2004	2005	2004
U.S.	$3,370.3	$2,854.8	$2,951.2	$2,509.1
Central Europe	346.0	329.8	231.8	217.6
Caribbean	199.5	201.9	132.6	125.4

Total operating	3,915.8	3,386.5	3,315.6	2,852.1
Non-operating	138.0	143.3	38.6	55.1

Total	$4,053.8	$3,529.8	$3,354.2	$2,907.2

20.    Related Party Transactions

Transactions with PepsiCo

PepsiCo is considered a related party due to the nature of our franchise relationship and PepsiCo's ownership interest in us. As of fiscal year end 2005, PepsiCo beneficially owned approximately 43 percent of PepsiAmericas' outstanding common stock. During fiscal year 2005, approximately 91 percent of our total volume was derived from the sale of Pepsi-Cola products. We have entered into transactions and agreements with PepsiCo from time to time, and we expect to enter into additional transactions and agreements with PepsiCo in the future. Material agreements and transactions between our company and PepsiCo are described below.

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

Bottling Agreements and Purchases of Concentrate and Finished Product.    We purchase concentrates from PepsiCo and manufacture, package, distribute and sell carbonated and non-carbonated beverages under various bottling agreements with PepsiCo. These agreements give us the right to manufacture, package, sell and distribute beverage products of PepsiCo in both bottles and cans and fountain syrup in specified territories. These agreements include a Master Bottling Agreement and a Master Fountain Syrup Agreement for beverages bearing the "Pepsi-Cola" and "Pepsi" trademarks, including Diet Pepsi and Pepsi One in the United States. The agreements also include bottling and distribution agreements for non-cola products in the United States, and international bottling agreements for countries outside the United States. These agreements provide PepsiCo with the ability to set prices of concentrates, as well as the terms of payment and other terms and conditions under which we purchase such concentrates. Concentrate purchases from PepsiCo included in cost of goods sold totaled $763.2 million, $687.9 million and $671.7 million for the fiscal years 2005, 2004 and 2003, respectively. In addition, we bottle water under the "Aquafina" trademark pursuant to an agreement with PepsiCo that provides for payment of a royalty fee to PepsiCo, which totaled $36.9 million, $29.6 million and $25.9 million for the fiscal years 2005, 2004 and 2003, respectively, and was included in cost of goods sold. We also purchase finished beverage and snack food products from PepsiCo and certain of its affiliates, including tea, concentrate and finished beverage products from a Pepsi/Lipton partnership, as well as finished beverage products from a PepsiCo/Starbucks partnership. Such purchases are reflected in cost of goods sold and totaled $155.9 million, $97.4 million and $88.9 million for the fiscal years 2005, 2004 and 2003, respectively.

Bottler Incentives and Other Support Arrangements.    We share a business objective with PepsiCo of increasing availability and consumption of Pepsi-Cola beverages. Accordingly, PepsiCo provides us with various forms of bottler incentives to promote their brands. The level of this support is negotiated regularly and can be increased or decreased at the discretion of PepsiCo. The bottler incentives cover a variety of initiatives, including direct marketplace, shared media and advertising support, to support volume and market share growth. Worldwide bottler incentives from PepsiCo totaled approximately $203.3 million, $179.4 million, and $183.0 million for the fiscal years ended 2005, 2004 and 2003. There are no conditions or requirements that could result in the repayment of any support payments received by us.

In accordance with EITF Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor," bottler incentives that are directly attributable to incremental expenses incurred are reported as either an increase to net sales or a reduction to SD&A expenses, commensurate with the recognition of the related expense. Such bottler incentives include amounts received for direct support of advertising commitments and exclusivity agreements with various customers. All other bottler incentives are recognized as a reduction of cost of goods sold when the related products are sold based on the agreements with vendors. Such bottler incentives primarily include base level funding amounts which are fixed based on the previous year's volume and variable amounts that are reflective of the current year's volume performance.

Based on information received from PepsiCo, PepsiCo provided indirect marketing support to our marketplace, which consisted primarily of media expenses. This indirect support is not reflected or included in our Consolidated Financial Statements, as these amounts were paid by PepsiCo on our behalf to third parties.

Manufacturing and National Account Services.    We provide manufacturing services to PepsiCo in connection with the production of certain finished beverage products, and also provide certain manufacturing, delivery and equipment maintenance services to PepsiCo's national account customers. Net amounts paid or payable by PepsiCo to us for these services were $20.4 million, $18.0 million, and $18.6 million for fiscal years 2005, 2004 and 2003, respectively.

Other Transactions.    PepsiCo provides procurement services to us pursuant to a shared services agreement. Under such agreement, PepsiCo acts as our agent and negotiates with various suppliers the cost of certain raw materials by entering into raw material contracts on our behalf. The raw material contracts obligate us to purchase certain minimum volumes. PepsiCo also collects and remits to us certain rebates from the various suppliers related to our procurement volume. In addition, PepsiCo executes certain derivative contracts on our behalf and in accordance with our hedging strategies. In fiscal years 2005, 2004 and 2003, we paid $3.4 million, $3.5 million, and $2.4 million, respectively, to PepsiCo for such services.

During fiscal year 2002, we paid $3.3 million to PepsiCo for the SoBe distribution rights, of which approximately $0.2 million of amortization expense is included in SD&A expenses for the fiscal years 2005, 2004, and 2003, respectively.

Beginning in September 2003, we purchased snack food products from Frito-Lay, Inc., a subsidiary of PepsiCo, for sale and distribution in Trinidad and Tobago. We began similar distribution of Frito-Lay snack products in the Czech Republic and Puerto Rico in fiscal year 2004 and Hungary in fiscal year 2005. Net amounts paid to PepsiCo and its affiliates for snack food products recorded in cost of goods sold were $3.4 million and $0.2 million in fiscal years 2005 and 2004, respectively.

During fiscal year 2005, we received payment of $2.1 million related to the settlement of the fructose lawsuit for the former Heartland territories, which we acquired in 1999. The payment was originally made to PepsiCo out of the settlement trust, and then the funds were remitted to us by PepsiCo. The amount is included in "Fructose settlement income" on the Consolidated Statement of Income.

At the end of fiscal years 2005, 2004, and 2003, net amounts due from PepsiCo related to the above transactions amounted to $8.9 million, $12.6 million, and $3.9 million, respectively.

In summary, the Consolidated Statements of Income include the following income and (expense) transactions with PepsiCo (in millions):

	2005	2004	2003
Net sales:
Bottler incentives	$32.9	$26.3	$26.9
Manufacturing and national account services	20.4	18.0	18.6

	$53.3	$44.3	$45.5

Cost of goods sold:
Purchases of concentrate	$(763.2)	$(687.9)	$(671.7)
Purchases of finished products	(155.9)	(97.4)	(88.9)
Bottler incentives	156.4	134.2	137.3
Aquafina royalty fee	(36.9)	(29.6)	(25.9)
Procurement services	(3.4)	(3.5)	(2.4)

	$(803.0)	$(684.2)	$(651.6)

Selling, delivery and administrative expenses:
Bottler incentives	$14.0	$18.9	$18.8
Purchases of advertising materials	(2.1)	(1.7)	(1.8)

	$11.9	$17.2	$17.0

Agreements and Relationships with Dakota Holdings, LLC, Starquest Securities, LLC and Mr. Pohlad

Under the terms of the PepsiAmericas Merger Agreement, Dakota Holdings, LLC ("Dakota"), a Delaware limited liability company whose members at the time of the PepsiAmericas merger included PepsiCo and Pohlad Companies, became the owner of 14,562,970 shares of our common stock, including 377,128 shares purchasable pursuant to the exercise of a warrant. In November 2002, the members of Dakota entered into a redemption agreement pursuant to which the PepsiCo membership interests were redeemed in exchange for certain assets of Dakota. As a result, Dakota became the owner of 12,027,557 shares of our common stock, including 311,470 shares purchasable pursuant to the exercise of a warrant. In June 2003, Dakota converted from a Delaware limited liability company to a Minnesota limited liability company pursuant to an agreement and plan of merger. In January 2006, Starquest Securities, LLC ("Starquest"), a Minnesota limited liability company, obtained the shares of our common stock previously owned by Dakota, including the shares of common stock purchasable upon exercise of the above-referenced warrant, pursuant to a contribution agreement. Such warrant expired unexercised in January 2006, resulting in Starquest holding 11,716,087 shares of our common stock. These shares are subject to a shareholder agreement with our company.

Mr. Pohlad, our Chairman and Chief Executive Officer, is the President and the owner of one-third of the capital stock of Pohlad Companies. Pohlad Companies is the controlling member of Dakota. Dakota is the controlling member of Starquest. Pohlad Companies may be deemed to have beneficial ownership of the securities beneficially owned by Dakota and Starquest and Mr. Pohlad may be deemed to have beneficial ownership of the securities beneficially owned by Starquest, Dakota and Pohlad Companies.

Transactions with Pohlad Companies

In fiscal year 2002, we entered into an Aircraft Joint Ownership Agreement with Pohlad Companies. Pursuant to the Aircraft Joint Ownership Agreement we purchased a one-eighth interest in a Lear Jet aircraft owned by Pohlad Companies. We paid approximately $1.6 million related to the jet in fiscal year 2002, which included our capitalized portion of the purchase price ($1.5 million) and the related SD&A expenses associated with the jet ($0.1 million). SD&A expenses associated with the jet in fiscal years 2005, 2004, and 2003 were $0.2 million, $0.1 million and $0.1 million, respectively. In fiscal year 2005, we terminated this contract and entered into a new Aircraft Joint Ownership Agreement with Pohlad Companies for one-eighth interest in a Challenger aircraft and paid Pohlad Companies approximately $1.7 million.

In addition, we paid Pohlad Companies, or its subsidiaries, for various services, which totaled approximately $0.2 million, $0.1 million and $0.1 million in fiscal years 2005, 2004 and 2003, respectively.

Other Transactions

Transactions with Bottlers in Which PepsiCo Holds an Equity Interest.    We sell finished beverage products to other bottlers, including The Pepsi Bottling Group, Inc., a bottler in which PepsiCo owns an equity interest. These sales occur in instances where the proximity of our production facilities to the other bottlers' markets or lack of manufacturing capability, as well as other economic considerations, make it more efficient or desirable for the other bottlers to buy finished product from us. Our sales to other bottlers, including those in which PepsiCo owns an equity interest, were approximately $128.8 million, $84.8 million, and $64.6 million in fiscal years 2005, 2004, and 2003, respectively. Our purchases from such other bottlers in fiscal years 2005, 2004, and 2003 were not material.

21.    Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income are as follows (in millions):

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Investments	Unrealized Gains (Losses) on Derivatives	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive (Loss) Income
As of fiscal year end 2002	$(9.2)	$(4.9)	$(4.9)	$(27.9)	$(46.9)
Other comprehensive income (loss)	8.8	2.5	7.3	(1.1)	17.5

As of fiscal year end 2003	(0.4)	(2.4)	2.4	(29.0)	(29.4)
Other comprehensive income (loss)	36.2	15.2	(1.2)	(4.8)	45.4

As of fiscal year end 2004	35.8	12.8	1.2	(33.8)	16.0
Other comprehensive loss	(23.5)	(8.7)	(3.6)	(5.3)	(41.1)

As of fiscal year end 2005	$12.3	$4.1	$(2.4)	$(39.1)	$(25.1)

Unrealized gains (losses) on derivatives are shown net of reclassifications into net income of $7.1 million, $12.0 million, and $(0.9) million in fiscal years 2005, 2004 and 2003, respectively.

Unrealized gains (losses) on investments are shown net of income tax benefit (expense) of $5.2 million, $(9.1) million, and $(1.5) million in fiscal years 2005, 2004 and 2003, respectively. Unrealized gains (losses) on derivatives are shown net of income tax benefit (expense) of $2.2 million, $0.7 million, and $(4.4) million in fiscal years 2005, 2004 and 2003, respectively. The minimum pension liability adjustment is shown net of income tax benefit of $3.2 million, $2.9 million, and $0.2 million at the end of fiscal years 2005, 2004 and 2003, respectively.

22.    Selected Quarterly Financial Data (unaudited)

(in millions, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal Year 2005:
Net sales	$829.4	$1,019.4	$982.9	$894.3	$3,726.0

Gross profit	$350.3	$430.8	$413.1	$368.3	$1,562.5

Net income	$20.8	$72.6	$63.7	$37.6	$194.7

Weighted average common shares:
Basic	137.2	135.7	134.2	131.8	134.7
Incremental effect of stock options and awards	2.3	2.5	2.5	2.2	2.5

Diluted	139.5	138.2	136.7	134.0	137.2

Net income per share
Basic	$0.15	$0.54	$0.47	$0.29	$1.45
Diluted	$0.15	$0.53	$0.47	$0.28	$1.42
Fiscal Year 2004:
Net sales	$737.6	$909.7	$883.3	$814.1	$3,344.7

Gross profit	$313.1	$391.1	$376.8	$341.5	$1,422.5

Net income	$20.5	$61.7	$64.3	$35.4	$181.9

Weighted average common shares:
Basic	143.7	139.1	136.8	137.1	139.2
Incremental effect of stock options and awards	2.4	3.3	2.4	2.7	2.6

Diluted	146.1	142.4	139.2	139.8	141.8

Net income per share
Basic	$0.14	$0.44	$0.47	$0.26	$1.31
Diluted	$0.14	$0.43	$0.46	$0.25	$1.28

Quarterly and full year computations of basic and diluted earnings per share are made independently. As such, the summation of the quarterly amounts may not equal the total basic and diluted earnings per share reported for the year.

PEPSIAMERICAS, INC.

EXHIBITS

For Inclusion in Annual Report on Form 10-K
Fiscal Year Ended December 31, 2005

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Restated Certificate of Incorporation (incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-64292) filed on June 29, 2001).
3.2	By-Laws, as amended and restated on February 16, 2001 (incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-64292) filed on June 29, 2001).
4.1	First Supplemental Indenture dated as of May 20, 1999, to the Indenture dated as of January 15, 1993, between Whitman Corporation and The First National Bank of Chicago, as Trustee (incorporated by reference to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-8 (File No. 333-64292) filed on December 29, 2005).
4.2	Rights Agreement, dated as of May 20, 1999, between Whitman Corporation and First Chicago Trust Company of New York, as Rights Agent (incorporated by reference to the Company's Registration Statement on Form 8-A (File No. 001-15019) filed on May 25, 1999).
4.3	Amendment, as of August 18, 2000, to the Rights Agreement, dated as of May 20, 1999, between Whitman Corporation and First Chicago Trust Company of New York, as Rights Agent (incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-46368) filed on September 22, 2000).
4.4	Appointment of Successor Rights Agent, dated as of September 9, 2002 (incorporated by reference to the Company's Annual Report on Form 10-K (File No. (001-15019) filed on March 28, 2003).
4.5	Indenture dated as of August 15, 2003 between PepsiAmericas, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 333-108164) filed on August 22, 2003).
4.6	PepsiAmericas, Inc. Salaried 401(k) Plan (incorporated by reference to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-8 (File No. 333-64292) filed on December 29, 2005).
4.7	PepsiAmericas, Inc. Hourly 401(k) Plan (incorporated by reference to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-8 (File No. 333-64292) filed on December 29, 2005).
10.1	Revised Stock Incentive Plan, as Adopted May 20, 1999 (incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-15019) filed on August 17, 1999).
10.2	PepsiAmericas, Inc. Deferred Compensation Plan for Directors, as Amended and Restated January 1, 2006.
10.3	PepsiAmericas, Inc. Executive Deferred Compensation Plan as Amended and Restated Effective January 1, 2003 (incorporated by reference to the Company's Annual Report on Form 10-K (File No. 001-15019) filed March 15, 2004).
10.4	Stock Incentive Plan, as amended through February 19, 1993 (incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-15019) filed on August 17, 1999).
10.5	PepsiAmericas, Inc. Supplemental Pension Plan, as Amended and Restated Effective January 1, 2001 (incorporated by reference to the Company's Annual Report on Form 10-K (File No. 001-15019) filed March 15, 2004).
10.6	2000 Stock Incentive Plan, as amended through February 17, 2004 (incorporated by reference to the Company's Definitive Schedule 14A (Proxy Statement) (File No. 001-15019) filed March 12, 2004).
10.7	PepsiAmericas, Inc. 1999 Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-46368) filed on December 21, 2000).
10.8	Pepsi-Cola Puerto Rico Bottling Company Qualified Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-46368) filed on December 21, 2000).
10.9	Pepsi-Cola Puerto Rico Bottling Company Non-Qualified Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-46368) filed on December 21, 2000).
10.10	Form of Master Bottling Agreement between PepsiCo, Inc. and PepsiAmericas, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K (File No. 001-15019) filed on March 25, 2002).
10.11	Form of Master Fountain Syrup Agreement between PepsiCo, Inc. and PepsiAmericas, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K (File No. 001-15019) filed on March 25, 2002).
10.12	U.S. $500,000,000 364-Day Credit Agreement, dated as of December 9, 2003, among PepsiAmericas, Inc. as Borrower, the Initial Lenders as Initial Lenders, Bank One, N.A. as Syndication Agent, Bank of America, N.A. and JPMorgan Chase Bank as Documentation Agents, Citigroup Global Markets Inc. and Banc One Securities LLC as Joint Lead Arrangers, and Citicorp USA, Inc. as Agent (incorporated by reference to the Company's Annual Report on Form 10-K (File No. 001-15019) filed on March 15, 2004).
10.13	Stock Repurchase Letter Agreement between J.P. Morgan Securities Inc. and PepsiAmericas, Inc. dated April 30, 2004 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed May 4, 2004).
10.14	Amended and Restated Receivables Sale Agreement Dated as of May 24, 2002 among Pepsi-Cola General Bottlers, Inc., Pepsi-Cola General Bottlers of Ohio, Inc., Pepsi-Cola General Bottlers of Indiana, Inc., Pepsi-Cola General Bottlers of Wisconsin, Inc., Pepsi-Cola General Bottlers of Iowa, Inc., Iowa Vending, Inc., Marquette Bottling Works, Incorporated, Northern Michigan Vending, Inc., Delta Beverage Group, Inc. and Dakbev, LLC, as originators and Whitman Finance, Inc. as Buyer (incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-15019) filed August 11, 2004).

10.15	U.S. $500,000,000 Five-Year Credit Agreement, dated as of December 7, 2004, among PepsiAmericas, Inc. as Borrower, the Initial Lenders, as Initial Lenders, the Initial Issuing Banks, as Initial Issuing Banks, JPMorgan Chase Bank, N.A., as Syndication Agent, Bank of America, N.A. and Wachovia Bank, National Association, as Document Agents, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Joint Lead Arrangers, and Citigroup USA, Inc., as Agent for the Lenders (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed December 10, 2004).
10.16	Stock Purchase Agreement by and among PepsiAmericas, Inc., Central Investment Corporation, shareholders of Central Investment Corporation, Central Investment LLC, and CIC Holding LLC, dated as of December 15, 2004 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed December 17, 2004).
10.17	Underwriting Agreement by and among PepsiAmericas, Inc., Banc of America Securities LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Wachovia Capital Markets, LLC, BNP Paribas Securities Corp., Wells Fargo Securities, LLC and Loop Capital Markets, LLC, dated January 5, 2005 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed January 11, 2005).
10.18	Terms Agreement by and among PepsiAmericas, Inc., Banc of America Securities LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Wachovia Capital Markets, LLC, BNP Paribas Securities Corp., Wells Fargo Securities, LLC and Loop Capital Markets, LLC, dated January 5, 2005 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed January 11, 2005).
10.19	Separation Agreement and Release by and between PepsiAmericas, Inc. and James W. Nolan, dated February 18, 2005 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed February 25, 2005).
10.20	Amendment No. 3 to the Company's 2000 Stock Incentive Plan (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed February 25, 2005).
10.21	Form of Restricted Stock Award under the Company's 2000 Stock Incentive Plan (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed February 25, 2005).
10.22	Form of Restricted Stock Unit Award under the Company's 2000 Stock Incentive Plan (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed February 25, 2005).
10.23	Form of Nonqualified Stock Option under the Company's 2000 Stock Incentive Plan (incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-36994) filed May 12, 2000).
10.24	Form of Incentive Stock Option under the Company's 1999 Stock Option Plan (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed February 25, 2005).
10.25	Form of Restricted Stock Award under the Company's Revised Stock Incentive Plan (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed February 25, 2005).
10.26	Form of Nonqualified Stock Option under the Company's Revised Stock Incentive Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-15019) filed August 17, 1999).
10.27	Form of Stock Option Agreement under the Pepsi-Cola Puerto Rico Bottling Company Non-Qualified Stock Option Plan (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed February 25, 2005).
10.28	Form of Stock Option Agreement under the Pepsi-Cola Puerto Rico Bottling Company Qualified Stock Option Plan (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed February 25, 2005).
10.29	Form of Nonqualified Stock Option under the Company's 1982 Stock Option, Restricted Stock Award and Performance Award Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q (File No. 001-15019) filed August 17, 1999).
10.30	Form of Incentive Stock Option under the Company's 1982 Stock Option, Restricted Stock Award and Performance Award Plan (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed February 25, 2005).
10.31	Form of Agreement for Separation and Waiver (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed March 3, 2005).
10.32	Rule 10b5-1 Trading Plan between Kenneth E. Keiser and Fidelity Brokerage Services LLC, acknowledged by PepsiAmericas, Inc. dated February 28, 2005 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed March 3, 2005).
10.33	Rule 10b5-1 Trading Plan between PepsiAmericas, Inc. and J.P. Morgan Securities, Inc., dated March 4, 2005 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed March 4, 2005).
10.34	Underwriting Agreement by and among PepsiAmericas, Inc., Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Wachovia Capital Markets, LLC, BNP Paribas Securities Corp, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and Loop Capital Markets, LLC, dated May 11, 2005 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed May 17, 2005).
10.35	Terms Agreement by and among PepsiAmericas, Inc., Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Wachovia Capital Markets, LLC, BNP Paribas Securities Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and Loop Capital Markets, LLC, dated May 11, 2005 (incorporated by reference to the Company's Quarterly Report of Form 10-Q (File No. 001-15019) filed on August 8, 2005).
10.36	Rule 10b5-1 Trading Plan between PepsiAmericas, Inc. and Banc of America Securities LLC, dated May 23, 2005 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed May 23, 2005).

10.37	Second Amended and Restated Shareholder Agreement by and between PepsiAmericas, Inc. and PepsiCo., dated September 6, 2005 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 000-15019) filed September 7, 2005).
10.38	Amended and Restated Shareholder Agreement by and between PepsiAmericas, Inc., Pohlad Companies and Robert C. Pohlad, dated September 6, 2005 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 000-15019) filed September 7, 2005).
10.39	Rule 10b5-1 Trading Plan between PepsiAmericas, Inc. and Citigroup Global Markets, Inc., dated September 6, 2005 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 000-15019) filed September 7, 2005).
10.40	10b5-1 Repurchase Plan between PepsiAmericas, Inc. and J.P. Morgan Securities Inc., dated December 9, 2005 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed December 9, 2005).
10.41	10b5-1 Repurchase Plan between PepsiAmericas, Inc. and Banc of America Securities LLC, dated February 28, 2006 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed March 1, 2006).
12	Statement of Calculation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of the Company.
23	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney.
31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.