Form 10-Q
period 2006-04-01
PEPSIAMERICAS INC/IL/
filed 2006-05-08
CIK 1084230

 Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	/x/	Accelerated filer	/ /	Non-accelerated filer	/ /

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes	/ /	No	/x/

As of April 28, 2006 the Registrant had 130,283,595 outstanding shares of common stock, par value $0.01 per share, the Registrant's only class of common stock.

Contents

PEPSIAMERICAS, INC. FORM 10-Q FIRST QUARTER 2006

Contents

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

PEPSIAMERICAS, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited and in millions, except per share data)

	First Quarter

	2006	2005

Net sales	$848.5	$829.4
Cost of goods sold	500.7	479.1

Gross profit	347.8	350.3
Selling, delivery and administrative expenses	299.9	292.7
Special charges, net	2.2	2.5

Operating income	45.7	55.1
Interest expense, net	23.1	19.1
Other expense, net	1.8	2.7

Income before income taxes and equity in net earnings of nonconsolidated companies	20.8	33.3
Income taxes	7.9	12.5
Equity in net earnings of nonconsolidated companies	1.2	–

Net income	$14.1	$20.8

Weighted average common shares:
Basic	130.3	137.2
Incremental effect of stock options and awards	2.1	2.3

Diluted	132.4	139.5

Earnings per share:
Basic	$0.11	$0.15
Diluted	0.11	0.15

Cash dividends per share	$0.125	$0.085

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Contents

PEPSIAMERICAS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited and in millions)

	End of First Quarter 2006	End of Fiscal Year 2005

ASSETS:
Current assets:
Cash and cash equivalents	$110.7	$116.0
Receivables, net	215.8	213.8
Inventories:
Raw materials and supplies	93.4	88.2
Finished goods	124.2	106.0

Total inventories	217.6	194.2
Other current assets	79.9	74.2

Total current assets	624.0	598.2
Property and equipment	2,418.0	2,387.0
Accumulated depreciation	(1,310.1)	(1,272.9)

Net property and equipment	1,107.9	1,114.1
Goodwill	1,866.2	1,859.0
Intangible assets, net	300.9	301.1
Other assets	173.3	181.4

Total assets	$4,072.3	$4,053.8

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Short-term debt, including current maturities of long-term debt	$419.1	$290.4
Payables	203.7	208.4
Other current liabilities	200.6	223.2

Total current liabilities	823.4	722.0
Long-term debt	1,273.8	1,285.9
Deferred income taxes	242.2	245.1
Other liabilities	228.0	231.5

Total liabilities	2,567.4	2,484.5

Shareholders' equity:
Preferred stock ($0.01 par value, 12.5 million shares authorized no shares issues)	–	–
Common stock ($0.01 par value, 350 million shares authorized; 137.6 million shares issued - 2006 and 2005)	1,274.3	1,267.1
Retained income	429.6	432.0
Unearned stock-based compensation	–	(16.5)
Accumulated other comprehensive loss	(25.4)	(25.1)
Treasury stock, at cost (8.4 million shares - 2006 and 4.6 million shares - 2005)	(173.6)	(88.2)

Total shareholders' equity	1,504.9	1,569.3

Total liabilities and shareholders' equity	$4,072.3	$4,053.8

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Contents

PEPSIAMERICAS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in millions)

	First Quarter

	2006	2005

CASH FLOW FROM OPERATING ACTIVITIES:
Income from continuing operations	$14.1	$20.8
Adjustments to reconcile to net cash provided by operating activities of continuing operations:
Depreciation and amortization	47.1	47.0
Deferred income taxes	(5.0)	(2.0)
Special charges, net	2.2	2.5
Cash outlays related to special charges	(0.7)	(0.6)
Pension contributions	(10.0)	(2.0)
Equity in net earnings of nonconsolidated companies	(1.2)	–
Excess tax benefits from share-based payment arrangements	(4.0)	–
Other	6.6	10.7
Changes in assets and liabilities, exclusive of acquisitions:
Decrease in securitized receivables	–	(14.0)
Increase in remaining receivables	(1.3)	(10.4)
Increase in inventories	(23.1)	(11.0)
Increase in payables	6.4	8.0
Net change in other assets and liabilities	(16.2)	(14.2)

Net cash provided by operating activities of continuing operations	14.9	34.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Franchises and companies acquired, net of cash acquired	(6.6)	(350.0)
Capital investments	(41.8)	(25.3)
Proceeds from sales of property	2.5	0.6

Net cash used in investing activities	(45.9)	(374.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings of short-term debt	251.7	103.4
Proceeds from issuance of long-term debt	–	297.0
Repayment of long-term debt	(134.7)	(0.2)
Treasury stock purchases	(74.6)	(56.5)
Excess tax benefits from share-based payment arrangements	4.0	–
Issuance of common stock	11.0	22.5
Cash dividends	(27.7)	(11.7)

Net cash provided by financing activities	29.7	354.5

Net operating cash flows used in discontinued operations	(3.7)	(2.4)
Effects of exchange rate changes on cash and cash equivalents	(0.3)	0.6

Change in cash and cash equivalents	(5.3)	12.8
Cash and cash equivalents at beginning of fiscal year	116.0	74.9

Cash and cash equivalents at end of first quarter	$110.7	$87.7

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Contents

PEPSIAMERICAS, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Significant Accounting Policies

Quarterly reporting. The Condensed Consolidated Financial Statements included herein have been prepared by PepsiAmericas, Inc. (referred to herein as “PepsiAmericas,” “we,” “our” and “us”) without audit. Certain information and disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that the disclosures are adequate to make the information presented not misleading. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by United States generally accepted accounting principles. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year 2005. In the opinion of management, the information furnished herein reflects all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of results for the interim periods presented.

Our fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31st. Our 2005 fiscal year contained 52 weeks and ended December 31, 2005. Our first quarters of 2006 and 2005 were based on the thirteen weeks ended April 1, 2006 and April 2, 2005, respectively. Our business is seasonal; accordingly, the operating results of any individual quarter may not be indicative of a full year’s operating results.

Earnings per share. Basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share includes dilutive common stock equivalents, using the treasury stock method.

The following options and restricted stock awards were not included in the computation of diluted earnings per share because they were antidilutive:

	First Quarter

	2006	2005

Shares under options outstanding	–	2,474,756
Weighted-average exercise price per share		$23.04

Shares under nonvested restricted stock awards	953,601	847,547
Weighted-average grant date fair value per share	$24.31	$22.52

Reclassifications. Certain amounts in the prior period Condensed Consolidated Financial Statements have been reclassified to conform to the current year’s presentation.

2.	Special Charges

In the first quarter of 2006, we recorded special charges of $2.2 million in Central Europe, primarily related to a reduction in the workforce. These special charges were primarily for severance costs and related benefits.

In the first quarter of 2005, we recorded special charges of $2.5 million in Central Europe. These special charges were primarily for severance costs and related benefits and asset write-downs.

Contents

The following table summarizes activity associated with the special charges (in millions):

	Beginning of Fiscal Year 2006	Special Charges, Net	Application of Special Charges		End of the First Quarter of 2006

2006 Charges
Employee related costs	$–	$2.0	$	(0.7)	$1.3
Lease terminations and other costs	–	0.1		–	0.1
Asset write-downs	–	0.1		(0.1)	–

Total accrued liabilities	$–	$2.2	$	(0.8)	$1.4

The total accrued liabilities remaining at the end of the first quarter of 2006 were comprised of deferred severance payments and certain employee benefits, lease obligations and other costs. We expect the remaining special charge liability of $1.4 million to be paid using cash from operations during the next twelve months; accordingly, such amounts are classified as “Other current liabilities” in the Condensed Consolidated Balance Sheet.

3.	Interest Expense, Net

Interest expense, net, was comprised of the following (in millions):

	First Quarter

	2006	2005

Interest expense	$23.8	$19.6
Interest income	(0.7)	(0.5)

Interest expense, net	$23.1	$19.1

4.	Income Taxes

The effective income tax rate, which is income tax expense expressed as a percentage of income before income taxes, was 38.0 percent for the first quarter of 2006, compared to 37.5 percent in the first quarter of 2005. The effective income tax rate increased primarily due to the impact of the mix of our international operations on our rate.

5.	Comprehensive Income

Our comprehensive income was as follows (in millions):

	First Quarter

	2006	2005

Net income	$14.1	$20.8
Foreign currency translation adjustment	3.1	(10.0)
Net unrealized investment and hedging losses	(3.4)	(7.5)

Comprehensive income	$13.8	$3.3

Net unrealized investment and hedging losses are presented net of income tax benefit of $2.1 million and $4.5 million in the first quarter of 2006 and 2005, respectively.

Contents

6.	Goodwill and Intangible Assets

The changes in the carrying value of goodwill by geographic segment for the first quarter of 2006 were as follows (in millions):

	U.S.	Central Europe	Caribbean	Total

Balance at end of fiscal year 2005	$1,821.3	$21.2	$16.5	$1,859.0
Acquisitions	6.4	–	–	6.4
Purchase accounting adjustments	0.2	–	–	0.2
Foreign currency translation adjustment	–	0.6	–	0.6

Balance at end of first quarter of 2006	$1,827.9	$21.8	$16.5	$1,866.2

	End of First Quarter 2006		End of Fiscal Year 2005

Intangible assets subject to amortization
Gross carrying amount
Franchise and distribution agreements		$3.6		$3.6
Customer relationships and lists		8.0		8.0
Non-compete agreements		0.5		0.5

Total		$12.1		$12.1
Accumulated amortization
Franchise and distribution agreements	$	(1.0)	$	(1.0)
Customer relationships and lists		(0.8)		(0.7)
Non-compete agreements		(0.4)		(0.3)

Total	$	(2.2)	$	(2.0)

Intangible assets subject to amortization, net		$9.9		$10.1

Intangible assets not subject to amortization:
Franchise and distribution agreements		$288.5		$288.5
Pension intangible asset		2.5		2.5

Intangible assets not subject to amortization		$291.0		$291.0

Total intangible assets, net		$300.9		$301.1

Total amortization expense was $0.2 million and $0.1 million in the first quarter of 2006 and 2005, respectively.

In the first quarter of 2006, we acquired Ardea Beverage Co., resulting in a preliminary allocation of $6.4 million to goodwill. We are in the process of valuing the assets, liabilities and intangibles acquired in connection with the Ardea acquisition and we expect to complete that valuation in the second quarter of 2006.

7.	Acquisitions

On January 23, 2006, we completed the acquisition of Ardea Beverage Co., the maker of the airforce Nutrisoda line of soft drinks.

In the first quarter of fiscal year 2005, we completed the acquisition of the capital stock of Central Investment Corporation (“CIC”) and the capital stock of FM Vending. CIC had bottling operations in southeast Florida and central Ohio, and was the seventh largest Pepsi bottler in the U.S.

The results of operations for the acquisitions described above are included in the Condensed Consolidated Statements of Income since the date of acquisition. These acquisitions are not material to our consolidated results of operations; therefore, pro forma financial information is not included in this note.

Contents

8.	Debt

In the first quarter of 2006, we paid $134.7 million at maturity of the 6.5 percent notes and 5.95 percent notes, both due February 2006. We had $391.0 million of commercial paper borrowings at the end of the first quarter of 2006, compared to $141.5 million at the end of fiscal year 2005. The increase in commercial paper borrowings was primarily due to funding maturing debt.

9.	Financial Instruments

We use derivative financial instruments to reduce our exposure to adverse fluctuations in commodity prices and interest rates. These financial instruments are “over-the-counter” instruments and were designated at their inception as hedges of underlying exposures. We do not use derivative financial instruments for speculative or trading purposes.

Cash Flow Hedges – We enter into derivative financial instruments to hedge against volatility in future cash flows on anticipated aluminum purchases and diesel fuel purchases, the prices of which are indexed to their respective market prices. We consider these hedges to be highly effective, because of the high correlation between the commodity prices and our contractual costs. There were no significant changes in our derivative financial instrument position for aluminum and bulk diesel fuel in the first quarter of 2006.

In anticipation of a long-term debt issuance, we had entered into treasury rate lock instruments and a forward starting swap agreement. We accounted for these treasury rate lock instruments and forward starting swap agreement as cash flow hedges, as each hedged against the variability of interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt. These treasury rate locks and forward starting swap agreement are considered highly effective in eliminating the variability of cash flows associated with the forecasted debt issuance.

The following table summarizes the net derivative gains or losses deferred in “Accumulated other comprehensive loss” and reclassified to earnings in the first quarter of 2006 and 2005 (in millions):

		First Quarter 2006	First Quarter 2005

Unrealized (losses) gains on derivatives at beginning of fiscal year	$	(2.4)	1.2
Deferral of net derivative gains in accumulated other comprehensive loss		0.2	2.2
Reclassification of net derivative (losses) gains to income		(0.5)	1.3

Unrealized (losses) gains on derivatives at end of first quarter	$	(2.7)	$4.7

Fair Value Hedges – Periodically, we enter into interest rate swap contracts to convert a portion of our fixed rate debt to floating rate debt, with the objective of reducing overall borrowing costs. We account for these swaps as fair value hedges, since they hedge against the change in fair value of fixed rate debt resulting from fluctuations in interest rates. In the third quarter of 2004, we terminated all outstanding interest rate swap contracts and received $14.4 million for the fair value of the interest rate swap contracts. Amounts included in the cumulative fair value adjustment to long-term debt will be reclassified from accumulated other comprehensive loss to earnings commensurate with the recognition of the related interest expense. At the end of the first quarter of 2006 and the end of fiscal year 2005, the cumulative fair value adjustments to long-term debt were $8.0 million and $8.7 million, respectively.

Contents

Amounts recorded for all derivatives on the Condensed Consolidated Balance Sheets are as follows (in millions):

	End of First Quarter 2006		End of Fiscal Year 2005

Unrealized gains:
Commodities		$0.9		$1.4
Interest rate instruments		10.3		11.1
Unrealized losses:
Commodities	$	(0.1)	$	(0.1)
Interest rate instruments		(7.5)		(7.7)

10.	Pension and Other Postretirement Benefit Plans

	First Quarter

	2006	2005

Service cost	$0.9	$0.8
Interest cost	2.5	2.4
Expected return on plan assets	(3.5)	(2.9)
Amortization of prior service cost	0.1	–
Amortization of net loss	1.0	0.6

Net periodic pension cost	$1.0	$0.9

We previously disclosed in our financial statements for fiscal year 2005 that we contributed $10.0 million to our plans during the first quarter of 2006, and that we did not expect to make any additional contributions in the remainder of 2006. As of the end of the first quarter of 2006, we have contributed $10.0 million to the plans. We will continue to evaluate the plans’ funding requirements throughout the balance of fiscal year 2006 and will fund to levels deemed necessary for the plans.

11.	Share-Based Compensation

Our 2000 Stock Incentive Plan (the “2000 Plan”), originally approved by shareholders in fiscal year 2000, provides for granting incentive stock options, nonqualified stock options, related stock appreciation rights (“SARs”), restricted stock awards, performance awards or any combination of the foregoing. Generally, outstanding nonqualified stock options are exercisable during a ten-year period beginning one to three years after the date of grant. The exercise price of all options is equal to the fair market value on the date of grant. We generally use shares from treasury to satisfy option exercises. There are no outstanding stock appreciation rights under the 2000 Plan as of the end of the first quarter of 2006.

Restricted stock awards are granted to key members of our U.S. and Caribbean based management teams and members of our Board of Directors under the 2000 Plan. Restricted stock awards granted to employees beginning with shares granted in 2004 vest in their entirety on the third anniversary of the award. Restricted stock awards granted to employees before 2004 vest ratably on an annual basis over a three-year period. Employees must complete the requisite service period in order for their awards to vest. Restricted stock awards granted to directors vest immediately upon grant. Dividends are paid to the holders of restricted stock awards either at the dividend payment date or upon vesting, depending on the terms of the restricted stock award. We have a policy of using shares from treasury to satisfy restricted share award vesting. We measure the fair value of restricted stock based upon the market price of the underlying common stock at the date of grant.

Restricted stock units are granted to key members of our Central European based management team. The restricted stock units are payable to these employees in cash upon vesting at the prevailing market value of PepsiAmericas common stock plus accrued dividends. Restricted stock units vest after three years, equal to the employees’ requisite service period. We measure the fair value of restricted stock units based upon the market price of the underlying common stock at the date of grant and each subsequent reporting date.

Contents

Under the 2000 Plan, 14,000,000 shares were originally reserved for share-based awards. As of the end of the first quarter of 2006, there were 4,969,785 shares available for future grants.

Our Stock Incentive Plan (the “1982 Plan”), originally established and approved by the shareholders in 1982, has been subsequently amended from time to time, most recently in 1999 when the shareholders approved an allocation of additional shares to this plan. The types of awards and terms of the 1982 Plan are similar to the 2000 Plan. There are no outstanding stock appreciation rights under the 1982 Plan as of the end of the first quarter of 2006.

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payments". We elected to adopt the modified prospective application method as provided by SFAS No. 123(R). Accordingly, financial statement amounts for the prior periods presented in this Quarterly Report on Form 10-Q have not been restated.

Changes in options outstanding are summarized as follows:

					Weighted-
					Average
		Range of			Exercise
Options	Shares	Exercise Prices			Price

Balance, end of fiscal year 2005	6,941,495	$10.81	–	$ 22.63	$16.57
Exercised or surrendered	(756,827)	10.81	–	22.63	15.14
Recaptured or terminated	(6,886)	12.01	–	18.92	16.68

Balance, end of first quarter of 2006	6,177,782	10.81	–	22.63	16.74

Exercisable, end of first quarter of 2006	5,745,685	10.81	–	22.63	16.58

The Black-Scholes model was used to estimate the grant date fair values of options. There were no options granted during the first quarters of 2006 and 2005. We recorded $0.8 million ($0.5 million net of tax) of compensation expense related to options in “Sales, delivery and administrative expenses” in the Condensed Consolidated Statement of Income in the first quarter of 2006. The total intrinsic value of options exercised during the first quarter of 2006 and 2005 was $6.2 million and $10.8 million, respectively. The total intrinsic value of options expected to vest as of the end of the first quarter of 2006 was $45.2 million.

The following table summarizes information regarding stock options outstanding and exercisable as of the end of the first quarter of 2006:

			Options Outstanding			Options Exercisable

				Weighted-	Weighted-		Weighted-
				Average	Average		Average
Range of			Options	Remaining Life	Exercise	Options	Exercise
Exercise Prices			Outstanding	(in years)	Price	Exercisable	Price

$10.81	–	$13.01	2,125,537	5.7	$12.30	2,125,537	$12.30
14.37	–	18.06	1,393,619	3.1	15.71	1,392,619	15.71
18.48	–	22.63	2,658,626	4.9	20.84	2,227,529	21.21

Total Options			6,177,782	4.8	16.74	5.745,685	16.58

Contents

Changes in nonvested restricted stock awards are summarized as follows:

Nonvested Shares	Shares	Range of Grant-Date Fair Value			Weighted-Average Exercise Grant-Date Fair Value

Nonvested at the end of fiscal year 2005	1,645,292	$12.01	–	$ 22.55	$19.13
Granted	970,877			24.31	24.31
Vested	(404,776)	12.01	–	24.31	12.54
Forfeited	(5,702)	18.92	–	22.55	19.94

Nonvested at the end of the first quarter 2006	2,205,691	18.92	–	24.31	22.62

The weighted-average fair value (at the date of grant) for restricted stock awards granted in the first quarter 2006 and 2005 was $24.31 and $22.52, respectively. We recognized compensation expense of $3.7 million ($2.3 million net of tax) and $2.7 million ($1.7 million net of tax) in the first quarter of 2006 and 2005, respectively, related to restricted stock award grants made in fiscal year 2006 and previous years. The fair value of restricted stock awards that vested during the first quarter of 2006 and 2005 was $9.3 million and $12.0 million, respectively.

In February 2006, we granted 72,900 restricted stock units at a weighted average fair value of $24.31 on the date of grant to key members of management. In the first quarter of 2005, we granted 78,440 restricted stock units at a weighted-average fair value of $22.52 on the date of grant. We recognized compensation expense of $0.2 million and $0.1 million in the first quarter of 2006 and 2005, respectively, related to restricted stock unit grants made in fiscal year 2006 and 2005. There are currently 144,090 restricted stock units outstanding and no restricted stock units vested during the first quarter of 2006 or 2005.

Upon the adoption of SFAS No. 123(R), cash retained as a result of excess tax benefits relating to stock-based compensation is presented in cash flows from financing activities on the Condensed Consolidated Statement of Cash Flows. Previously, cash retained as a result of excess tax benefits was presented in cash flows from operating activities. Tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were $4.0 million during the first quarter of 2006.

At the end of the first quarter of 2006, there was $37.4 million of total unrecognized compensation cost, net of estimated forfeitures of $4.4 million, related to nonvested stock-based compensation arrangements. This compensation cost is expected to be recognized over the next 2.3 years.

In periods prior to the adoption of SFAS No. 123(R) we used the intrinsic value method of accounting for our stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock-based employee compensation cost for options was reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense for restricted stock awards and restricted stock units was reflected in net income, and this expense was recognized ratably over the awards’ vesting period. The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. The table (in millions, except per share data) is presented pursuant to amended disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”

First Quarter 2005

Net income, as reported	$20.8
Add: Total stock-based compensation expense included in net income as reported, net of tax	1.7
Deduct: Total stock-based compensation expense determined under fair value based method for all options and restricted stock awards, net of tax	(2.5)

Pro forma net income	$20.0

Basic: As reported	$0.15

Pro forma	$0.15

Diluted: As reported	$0.15

Pro forma	$0.14

Contents

12.	Supplemental Cash Flow Information

Net cash provided by operating activities reflected cash payments and receipts for interest and income taxes as follows (in millions):

	First Quarter

	2006	2005

Interest paid	$26.3	$26.5
Interest received	0.7	0.8
Income taxes paid (received), inclusive of refunds received	1.2	(5.1)

13.	Environmental and Other Commitments and Contingencies

Current Operations. We maintain compliance with federal, state and local laws and regulations relating to materials used in production and to the discharge or emission of wastes, and other laws and regulations relating to the protection of the environment. The capital costs of such management and compliance, including the modification of existing plants and the installation of new manufacturing processes, are not material to our continuing operations.

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

Discontinued Operations – Remediation. Under the agreement pursuant to which we sold our subsidiaries, Abex Corporation and Pneumo Abex Corporation (collectively, “Pneumo Abex”), in 1988 and a subsequent settlement agreement entered into in September 1991, we have assumed indemnification obligations for certain environmental liabilities of Pneumo Abex, after any insurance recoveries. Pneumo Abex has been and is subject to a number of environmental cleanup proceedings, including responsibilities under the Comprehensive Environmental Response, Compensation and Liability Act and other related federal and state laws regarding release or disposal of wastes at on-site and off-site locations. In some proceedings, federal, state and local government agencies are involved and other major corporations have been named as potentially responsible parties. Pneumo Abex is also subject to private claims and lawsuits for remediation of properties previously owned by Pneumo Abex and its subsidiaries.

There is an inherent uncertainty in assessing the total cost to investigate and remediate a given site. This is because of the evolving and varying nature of the remediation and allocation process. Any assessment of expenses is more speculative in an early stage of remediation and is dependent upon a number of variables beyond the control of any party. Furthermore, there are often timing considerations, in that a portion of the expense incurred by Pneumo Abex, and any resulting obligation of ours to indemnify Pneumo Abex, may not occur for a number of years.

In fiscal year 2001, we investigated the use of insurance products to mitigate risks related to our indemnification obligations under the 1988 agreement, as amended. The insurance carriers required that we employ an outside consultant to perform a comprehensive review of the former facilities operated or impacted by Pneumo Abex. Advances in the techniques of retrospective risk evaluation and increased experience (and therefore available data) at our former facilities made this comprehensive review possible. The consultant’s review was completed in fiscal year 2001 and was updated in the fourth quarter of 2005. We have recorded our best estimate of our probable liability under our indemnification obligations using this consultant’s review and the assistance of other professionals.

Contents

At the end of the first quarter of 2006, we had $79.2 million accrued to cover potential indemnification obligations, compared to $87.5 million recorded at the end of fiscal year 2005. This indemnification obligation includes costs associated with approximately 20 sites in various stages of remediation. At the present time, the most significant remaining indemnification obligation is associated with the Willits site, as discussed below, while no other single site has significant estimated remaining costs associated with it. Of the total amount accrued, $30.5 million was classified as a current liability at the end of the first quarter of 2006 and at the end of fiscal year 2005. The amounts exclude possible insurance recoveries and are determined on an undiscounted cash flow basis. The estimated indemnification liabilities include expenses for the investigation and remediation of identified sites, payments to third parties for claims and expenses (including product liability and toxic tort claims), administrative expenses, and the expenses of on-going evaluations and litigation. We expect a significant portion of the accrued liabilities will be resolved during the next 10 years.

Included in our indemnification obligations is financial exposure related to certain remedial actions required at a facility that manufactured hydraulic and related equipment in Willits, California. Various chemicals and metals contaminate this site. In August 1997, a final consent decree was issued in the case of the People of the State of California and the City of Willits, California v. Remco Hydraulics, Inc. This final consent decree was amended in December 2000 and established a trust which is obligated to investigate and clean up this site. We are currently funding the investigation and interim remediation costs on a year-to-year basis according to the final consent decree. We have accrued $24.3 million for future remediation and trust administration costs, with the majority of this amount to be spent over the next several years.

Although we have certain indemnification obligations for environmental liabilities at a number of sites other than the site discussed above, including Superfund sites, it is not anticipated that additional expense at any specific site will have a material effect on us. At some sites, the volumetric contribution for which we have an obligation has been estimated and other large, financially viable parties are responsible for substantial portions of the remainder. In our opinion, based upon information currently available, the ultimate resolution of these claims and litigation, including potential environmental exposures, and considering amounts already accrued, should not have a material effect on our financial condition, although amounts recorded in a given period could be material to our results of operations or cash flows for that period.

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

Essentially all of the assets of the Trust were expended by the Trust in connection with the purchase of the insurance coverage, the Finite Funding and related expenses. These actions have been taken to fund remediation and related costs associated with the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries and to protect against additional future costs in excess of our self-insured retention. The original amount of self-insured retention (the amount we must pay before the insurance carrier is obligated to begin payments) was $114.0 million of which $35.4 million has been eroded, leaving a remaining self-insured retention of $78.6 million at the end of the first quarter of 2006. The estimated range of aggregate exposure related only to the remediation costs of such environmental liabilities is approximately $33 million to $53 million. We had accrued $35.1 million at the end of the first quarter of 2006 for remediation costs, which is our best estimate of the contingent liabilities related to these environmental matters. The Finite Funding may be used to pay a portion of the $35.1 million and thus reduces our future cash obligations. Amounts recorded in our Condensed Consolidated Balance Sheets related to Finite Funding were $17.5 million and $19.6 million at the end of the first quarter of 2006 and the end of fiscal year 2005, respectively, and are recorded in “Other assets,” net of $5.4 million recorded in “Other current assets” in each respective period.

On May 31, 2005, Cooper Industries, LLC (“Cooper”) filed and later served us with a Cook County, Illinois lawsuit against us, Pneumo Abex, LLC, and the Trustee of the Trust (the “Trustee”), captioned Cooper Industries, LLC v. PepsiAmericas, Inc., et al., Case No. 05 CH 09214 (Cook Cty. Cir. Ct.). The claims involve the Trust and insurance policy described above. Cooper asserts that it was entitled to access $34 million that previously was in the Trust and that was spent to purchase the insurance policy. Cooper claims that Trust funds should not have been distributed for environmental expenses and instead claims that the monies should have been distributed for underlying Pneumo Abex asbestos claims indemnified by Cooper. Cooper complains that we deprived it of access to money in the Trust because of the Trustee’s decision to use money in the Trust to purchase the insurance policy described above. Cooper’s lawsuit also named Pneumo Abex as a defendant. We have not filed an answer to the complaint, but we will deny and vigorously contest the claim. We have joined a motion by the Trustee to dismiss the lawsuit on the grounds that Cooper lacks standing to pursue its claims because it is not a beneficiary under the Trust. Pneumo Abex, LLC, the corporate successor to our prior subsidiary, has previously filed papers that deny the claim. Pneumo Abex, LLC also has filed papers and otherwise asserted that Cooper is not a beneficiary of the Trust and that Cooper’s claims lack merit. We expect to receive a ruling on this motion during the second quarter of 2006.

Contents

In addition, we had recorded other receivables of $11.1 million and $11.4 million at the end of the first quarter of 2006 and at the end of fiscal year 2005, respectively, for future probable amounts to be received from insurance companies and other responsible parties. These amounts were recorded in “Other assets” in the Condensed Consolidated Balance Sheets as of the end of each respective period. Of this total, no portion of the receivable was reflected as current as of the first quarter of 2006 and at the end of fiscal year 2005.

Discontinued Operations–Product Liability and Toxic Tort Claims. We also have certain indemnification obligations related to product liability and toxic tort claims that might emanate out of the 1988 agreement with Pneumo Abex. Other companies not owned by or associated with us also are responsible to Pneumo Abex for the financial burden of all asbestos product liability claims filed against Pneumo Abex after a certain date in 1998, except for certain claims indemnified by us. The sites and product liability and toxic tort claims included in the aggregate accrued liabilities we have recorded are described more fully in our Annual Report on Form 10-K for the fiscal year 2005. No significant changes in the status of those sites or claims occurred and we were not notified of any significant new sites or claims during the first quarter of 2006.

14.	Segment Reporting

We operate in one industry located in three geographic areas – the U.S., Central Europe and the Caribbean. We operate in 19 states in the U.S. Outside the U.S., we operate in Poland, Hungary, the Czech Republic, Republic of Slovakia, Puerto Rico, Jamaica, Barbados, the Bahamas and Trinidad and Tobago. The operating income of the Central Europe geographic segment excludes the results of our nonconsolidated investment in Quadrant-Amroq Bottling Company Limited, the Pepsi bottler in Romania and Moldova.

The following tables present net sales and operating income (loss) of our geographic segments for the first quarter of 2006 and 2005 (in millions):

	First Quarter

	Net Sales		Operating Income (Loss)

	2006	2005	2006	2005

U.S.	$728.4	$712.0	$57.7	$67.1
Central Europe	68.4	70.1	(11.0)	(10.3)
Caribbean	51.7	47.3	(1.0)	(1.7)

Total	$848.5	$829.4	$45.7	$55.1

15.	Related Party Transactions

We are a licensed producer and distributor of PepsiCo branded carbonated and non-carbonated soft drinks and other non-alcoholic beverages in the U.S., Central Europe and the Caribbean. We operate under exclusive franchise agreements with soft drink concentrate producers, including “master” bottling and fountain syrup agreements with PepsiCo, Inc. (“PepsiCo”) for the manufacture, packaging, sale and distribution of PepsiCo branded products. The franchise agreements exist in perpetuity and contain operating and marketing commitments and conditions for termination. As of the end of the first quarter of 2006, PepsiCo beneficially owned approximately 44 percent of PepsiAmericas’ outstanding common stock.

We purchase concentrate from PepsiCo to be used in the production of PepsiCo branded carbonated soft drinks and other non-alcoholic beverages. PepsiCo also provides us with various forms of bottler incentives (marketing support programs) to promote Pepsi’s brands. These bottler incentives cover a variety of initiatives, including direct marketplace, shared media and advertising, to support volume and market share growth. There are no conditions or requirements that could result in the repayment of any support payments we have received.

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

See additional discussion of our related party transactions in our Annual Report on Form 10-K for the fiscal year 2005.

16.	Subsequent Event

On May 1, 2006, we provided notice of exercise of our option to purchase the remaining 51 percent interest in Quandrant-Amroq Bottling Company Limited. Subject to Romanian government approval, the purchase is expected to close in the third quarter of 2006.

Contents

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

        The preparation of the Condensed Consolidated Financial Statements in conformity with United States generally accepted accounting principles requires management to use estimates. These estimates are made using management’s best judgment and the information available at the time these estimates are made, including the advice of outside experts. For a better understanding of our significant accounting policies used in preparation of the Condensed Consolidated Financial Statements, please refer to our Annual Report on Form 10-K for fiscal year 2005. We focus your attention on the following critical accounting policies:

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

Environmental Liabilities. We continue to be subject to certain indemnification obligations under agreements related to previously sold subsidiaries, including potential environmental liabilities (see Note 13 to the Condensed Consolidated Financial Statements). We have recorded our best estimate of our probable liability under those indemnification obligations, with the assistance of outside consultants and other professionals. The estimated indemnification liabilities include expenses for the remediation of identified sites, payments to third parties for claims and expenses (including product liability and toxic tort claims), administrative expenses, and the expense of on-going evaluations and litigation. Such estimates and the recorded liabilities are subject to various factors, including possible insurance recoveries, the allocation of liabilities among other potentially responsible parties, the advancement of technology for means of remediation, possible changes in the scope of work at the contaminated sites, as well as possible changes in related laws, regulations, and agency requirements. We do not discount environmental liabilities.

Income Taxes. Our effective income tax rate is based on income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. We have established valuation allowances against a portion of the non–U.S. net operating losses to reflect the uncertainty of our ability to fully utilize these benefits given the limited carryforward periods permitted by the various jurisdictions. The evaluation of the realizability of our net operating losses requires the use of considerable management judgment to estimate the future taxable income for the various jurisdictions, for which the ultimate amounts and timing of such estimates may differ. The valuation allowance can also be impacted by changes in the tax regulations.

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

Contents

RESULTS OF OPERATIONS
2006 FIRST QUARTER COMPARED WITH 2005 FIRST QUARTER

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

        Our business is seasonal; accordingly, the operating results of any individual quarter may not be indicative of a full year’s operating results.

Volume

        Sales volume growth (declines) for the first quarter of 2006 and 2005 were as follows:

	2006		2005

U.S.	(2.0%	)	8.2%
Central Europe	2.0%		(8.2%	)
Caribbean	4.6%		12.5%
Worldwide	(1.1%	)	6.1%

        In the first quarter of 2006, worldwide volume decreased 1.1 percent compared to the prior year first quarter. The decrease in worldwide volume was attributed to a volume decline in the U.S. of 2.0 percent, offset partly by volume growth of 2.0 percent in Central Europe and 4.6 percent in the Caribbean. The current quarter’s volume includes the benefit of an additional nine days of sales for the Central Investment Corporation (“CIC”) territories acquired on January 10, 2005. We anticipate worldwide volume growth for fiscal year 2006 to be approximately 2 to 3 percent.

        In the first quarter of 2006, U.S volume decreased 2.0 percent compared to the first quarter of 2005 due primarily to the shift in the Easter holiday coupled with a strong competitive environment. Excluding the negative impact of the Easter holiday shift and the beneficial impact of the additional days of sales for the CIC territories on the current quarter’s performance, volume was essentially flat in the U.S. In anticipation of higher raw material costs, net selling price increases were taken at the end of fiscal year 2005 and carried through the majority of the first quarter. These pricing adjustments were not in alignment with pricing in the marketplace, and in turn, adversely impacted volume in various channels and packages. Additionally, volume was unfavorably affected by increased competitor promotional activity. In response to these market conditions, we adjusted our pricing toward the end of the first quarter. We have also adjusted our promotional calendar for the remainder of the year and have added incremental PepsiAmericas initiated programs that we believe will benefit volumes. Our continued shift into non-carbonated drinks and product line expansions and innovation are also anticipated to drive volume during the balance of fiscal year 2006. We believe that through increased promotional activity, adjusted pricing, and continued focus on growth channels during the balance of fiscal year 2006, we will be able to maintain the 1 to 2 percent domestic volume growth targets that we anticipated at the beginning of the year.

        We continue to focus on growing the non-carbonated beverage category and the single-serve package. Non-carbonated soft drink volume grew approximately 23 percent, driven by the strong performance of Trademark Aquafina. All other non-carbonated soft drinks excluding Aquafina grew almost 14 percent. This includes products such as Lipton Iced Tea, Starbucks Frappuccino and Tropicana juice drinks. The growth in non-carbonated beverages was offset by the decline in our carbonated soft drink portfolio. We experienced mid single-digit volume declines in our regular and diet carbonated soft drink categories. This was driven by a high single-digit volume decline in Trademark Pepsi and a low single-digit volume decline in Trademark Mountain Dew.

Contents

        Total volume in Central Europe increased 2.0 percent in the first quarter of 2006 compared to the first quarter of 2005. The increase in volume was driven by growth of approximately 7 percent in carbonated soft drinks driven mainly by Slice, which doubled when compared to volume in the first quarter of 2005. This growth was offset by a volume decline of approximately 3 percent for non-carbonated soft drinks, due mainly to double-digit volume decline in the water category. Despite the overall decline in the water category, Lipton products and the juice category, driven by Toma and Tropicana, experienced double-digit volume growth during the first quarter of 2006. Additionally, we have managed through all of the challenges associated with the accession of the markets in which we operate to the European Union and do not believe that this will have any additional impact on our results.

        Total volume in the Caribbean increased 4.6 percent in the first quarter of 2006 compared to the same period last year. Volume growth was primarily driven by contributions from carbonated soft drinks. Trademark Pepsi grew approximately 3 percent compared to the prior year first quarter, while non-carbonated soft drinks grew approximately 23 percent. Trademark Pepsi accounts for approximately 55 percent of our business in the Caribbean, while the remainder of our business is mainly comprised of flavored carbonated soft drinks and non-carbonated beverages. We continue to seek opportunities to expand our diet and non-carbonated beverage offerings to complement our existing portfolio of regular and flavored carbonated soft drinks.

Net Sales

        Net sales and net pricing statistics for the first quarter of 2006 and 2005 were as follows (dollar amounts in millions):

Net Sales	2006		2005	Change

U.S.	$728.4		$712.0	2.3%
Central Europe	68.4		70.1	(2.4%	)
Caribbean	51.7		47.3	9.3%

Worldwide	$848.5		$829.4	2.3%

Net Pricing Growth (Decline)	2006		2005

U.S.	3.6%		3.0%
Central Europe	(4.6%	)	18.9%
Caribbean	5.3%		3.5%
Worldwide	2.8%		5.1%

        Net sales increased $19.1 million, or 2.3 percent, to $848.5 million in the first quarter of 2006 compared to $829.4 million the first quarter of 2005. The increase was driven primarily by increased worldwide net pricing of 2.8 percent and volume growth in Central Europe and the Caribbean, offset, in part, by volume declines in the U.S. We anticipate that worldwide net pricing will grow 2.5 to 3.5 percent in fiscal year 2006.

        Net sales in the U.S. for the first quarter of 2006 increased $16.4 million, or 2.3 percent, to $728.4 million from $712.0 million in the prior year first quarter. The increase in net sales was primarily due to the 3.6 percent increase in net pricing offset, in part, by the 2.0 percent decline in volume. Mix contributed approximately one-fourth of the net pricing improvement and the remainder came from rate. Unfavorable market reaction to higher net pricing drove a decline in the sales volume. Net pricing was decreased toward the end of the first quarter of 2006 and we anticipate that net pricing will moderate during the balance of the year. For the full year, we expect our net selling price increase to be within the 2.5 to 3.5 percent range.

        Net sales in Central Europe for the first quarter of 2006 decreased $1.7 million, or 2.4 percent, to $68.4 million from $70.1 million in the prior year first quarter. The decrease was primarily due to the impact of foreign currency translation, which negatively impacted net sales by $4.9 million. This decrease was partially offset by an increase in volume of 2.0 percent and an increase in net pricing on a local currency basis of 2.9 percent.

        Net sales in the Caribbean increased $4.4 million, or 9.3 percent in the first quarter of 2006 to $51.7 million from $47.3 million in the prior year first quarter. The increase was a result of both volume growth of 4.6 percent and an increase in net pricing of 5.3 percent, reflecting a broadbased pricing increase on most packages in our carbonated soft drink portfolio. In addition, net pricing increased in Jamaica in anticipation of higher sugar prices during the balance of fiscal year 2006.

Contents

Cost of Goods Sold Cost of goods sold and cost of goods sold per unit statistics for the first quarter of 2006 and 2005 were as follows (dollar amounts in millions):

Cost of Goods Sold	2006	2005	Change

U.S.	$417.8	$398.8	4.8%
Central Europe	44.2	44.9	(1.6%	)
Caribbean	38.7	35.4	9.3%

Worldwide	$500.7	$479.1	4.5%

Cost of Goods Sold per Unit	2006		2005
Increase (Decrease)

U.S.	5.6%		1.8%
Central Europe	(4.5%	)	30.6%
Caribbean	5.6%		1.9%
Worldwide	4.6%		4.9%

        Cost of goods sold increased $21.6 million, or 4.5 percent, to $500.7 million in the first quarter of 2006 from $479.1 million in the prior year first quarter. This increase was driven primarily by higher raw material costs, higher concentrate costs and a shift into our higher cost non-carbonated beverage portfolio. Cost of goods sold per unit increased 4.6 percent in the first quarter of 2006 compared to the same period in 2005. Overall, we expect that cost of goods sold per unit will grow approximately 3.5 percent during fiscal year 2006 as compared to the prior fiscal year.

        In the U.S., cost of goods sold increased $19.0 million, or 4.8 percent, to $417.8 million in the first quarter of 2006 from $398.8 million in the prior year first quarter. Cost of goods sold per unit increased 5.6 percent in the U.S., primarily driven by price increases in concentrate and packaging, including aluminum and resin, and our shift to more expensive non-carbonated beverages. In addition, we lapped very favorable cost levels in the first quarter of 2005, which had increased only 1.8 percent per unit during that period.

        In Central Europe, cost of goods sold decreased $0.7 million, or 1.6 percent, to $44.2 million in the first quarter of 2006, compared to $44.9 million in the prior year first quarter. Cost of goods sold decreased due to the favorable impact of foreign currency translation of $2.5 million, partly offset by a higher cost of goods sold per unit on a local currency basis and volume growth of 2.0 percent.

        In the Caribbean, cost of goods sold increased $3.3 million, or 9.3 percent, to $38.7 million in the first quarter of 2006, compared to $35.4 million in the first quarter of 2005. The increase was mainly driven by volume growth of 4.6 percent and an increase in cost of goods sold per unit of 5.6 percent. The cost of goods sold per unit increased due to increases in the prices for aluminum and ingredients, including concentrate and sweeteners.

Contents

Selling, Delivery and Administrative Expenses Selling, delivery and administrative (“SD&A”) expenses for the first quarter of 2006 and 2005 were as follows (dollar amounts in millions):

SD&A Expenses	2006	2005	Change

U.S.	$252.9	$246.1	2.8%
Central Europe	33.0	33.0	–%
Caribbean	14.0	13.6	2.9%

Worldwide	$299.9	$292.7	2.5%

SD&A as Percent of Net Sales	2006	2005

U.S.	34.7%	34.6%
Central Europe	48.2%	47.1%
Caribbean	27.1%	28.8%
Worldwide	35.3%	35.3%

        In the first quarter of 2006, SD&A increased $7.2 million, or 2.5 percent, to $299.9 million from $292.7 million in the comparable period of the previous year. As a percentage of net sales, SD&A expenses remained flat at 35.3 percent in the first quarter of 2006, compared to the prior year first quarter. We expect increases of 4.5 to 5.5 percent in SD&A expenses for fiscal year 2006 compared to fiscal year 2005.

        In the U.S., SD&A expenses increased $6.8 million, or 2.8 percent, to $252.9 million in the first quarter of 2006, compared to $246.1 million in the prior year first quarter. The increase in SD&A expenses in the first quarter of 2006 was due to higher fuel costs and higher employee related costs, including costs relating to staffing and brand investment in airforce Nutrisoda, and stock option expense related to the adoption of SFAS No. 123(R). These higher costs were partially offset by lower insurance costs.

        In Central Europe, SD&A expenses remained flat at $33.0 million in the first quarter of 2006 compared to the prior year first quarter. Foreign currency translation had a favorable impact of $1.9 million, offset by higher costs for transportation driven by higher volume and fuel costs as well as higher advertising and marketing costs to support sales volume growth.

        In the Caribbean, SD&A expenses increased $0.4 million, or 2.9 percent, to $14.0 million in the first quarter of 2006 from $13.6 million in the prior year first quarter. SD&A expenses as a percentage of net sales decreased to 27.1 percent in the first quarter of 2006 compared to 28.8 percent in the prior year first quarter, which reflected an emphasis on cost control and the leverage of our infrastructure provided by our volume growth.

Special Charges

        In the first quarter of 2006, we recorded special charges of $2.2 million in Central Europe primarily related to a reduction in the workforce. These special charges were primarily for severance costs and related benefits. Special charges of $2.5 million were recorded in the first quarter of 2005 in Central Europe primarily for severance costs and related benefits and asset write-downs.

Operating Income (Loss)

        Operating income (loss) for the first quarter of 2006 and 2005 was as follows (dollar amounts in millions):

	2006	2006	Change

U.S.	$57.7	$67.1	(14.0%	)
Central Europe	(11.0)	(10.3)	(6.8%	)
Caribbean	(1.0)	(1.7)	41.2%

Worldwide	$45.7	$55.1	(17.1%	)

Contents

        Operating income decreased $9.4 million, or 17.1 percent, to $45.7 million in the first quarter of 2006, compared to $55.1 million in the prior year first quarter, driven by a $9.4 million decrease in operating income in the U.S. The decrease in operating income in the U.S. was due primarily to a decline in volume and higher raw material and SD&A expenses.

        Operating losses in Central Europe increased $0.7 million to $11.0 million in the first quarter of 2006, compared to an operating loss of $10.3 million in the prior year first quarter, due primarily to the decrease in net pricing and the negative impact of foreign currency translation of approximately $0.5 million.

        The operating performance in the Caribbean improved, as operating losses in the Caribbean of $1.0 million in the first quarter of 2006 were $0.7 million lower than the operating losses of $1.7 million in the prior year first quarter. Volume growth and increases in net pricing contributed to this improvement.

Interest Expense and Other Expenses

        Net interest expense increased $4.0 million in the first quarter of 2006 to $23.1 million, compared to $19.1 million in the first quarter of 2005, due primarily to higher interest rates on floating rate debt and higher overall debt levels related to our acquisitions in fiscal year 2005.

        We recorded other expense, net, of $1.8 million in the first quarter of 2006 compared to other expense, net, of $2.7 million reported in the first quarter of 2005. The decrease in other expense, net, was due primarily to foreign currency transaction losses of $0.3 million in the current quarter compared to foreign currency transaction losses of $1.3 million in the previous year’s first quarter.

Income Taxes

        The effective income tax rate, which is income tax expense expressed as a percentage of income before income taxes, was 38.0 percent for the first quarter of 2006, compared to 37.5 percent in the first quarter of 2005. The effective income tax rate increased primarily due to the impact of the mix of our international operations on our rate.

Equity in Net Earnings of Nonconsolidated Companies

        In the second quarter of 2005, we acquired a 49 percent minority interest in Quadrant-Amroq Bottling Company, Limited, the Pepsi bottler in Romania and Moldova. Equity in net earnings of nonconsolidated companies was $1.2 million in the first quarter of 2006.

Net Income

        Net income decreased $6.7 million to $14.1 million in the first quarter of 2006, compared to $20.8 million in the first quarter of 2005. The discussion of our operating results, included above, explains the decrease in net income.

LIQUIDITY AND CAPITAL RESOURCES

        Operating Activities. Net cash provided by operating activities decreased by $19.9 million to $14.9 million in the first quarter of 2006, compared to $34.8 million in the first quarter of 2005. This decrease can mainly be attributed to the unfavorable year-over-year impact of the timing of payments to our pension plans, the receipt of a federal income tax refund of $13.3 million in the first quarter of 2005, the impact of excess tax benefits for share-based compensation arrangements and a lower benefit from changes in primary working capital due to the timing of the Easter holiday in the second quarter of 2006. The unfavorable items impacting net cash provided by operations were offset, in part, by the favorable year-over-year impact of payments made to our securitization program in the first quarter of 2005. Primary working capital is comprised of inventory, accounts payable and accounts receivable, excluding securitized receivables. The changes in primary working capital are expected to reverse in the second quarter of 2006 and benefit our cash flow from operating activities.

Contents

        Investing Activities. Investing activities in the first quarter of 2006 included capital investments of $41.8 million which were $16.5 million higher than the prior year period primarily due to the timing of capital investments. Spending in the U.S., primarily on fleet and machinery, drove the increase. The increase in capital investments was in line with our expectations, as we anticipate our capital spending to be in the range of $170 million to $180 million in fiscal year 2006, compared to capital investments of $180.3 million for fiscal year 2005. Capital spending is expected to be consistent during all four quarters of fiscal year 2006, which differs from fiscal year 2005 when a large portion of capital spending occurred in the fourth quarter.

        Financing Activities. Our total debt increased $116.6 million to $1,692.9 million at the end of the first quarter of 2006, from $1,576.3 million at the end of fiscal year 2005. In the first quarter of 2006, we paid $134.7 million at maturity of the 6.5 percent notes and 5.95 percent notes, both due February 2006. The increase in commercial paper borrowings described below was primarily due to funding maturing debt.

        We have a revolving credit facility under which we can borrow up to an aggregate of $500 million. This credit facility serves as a back up for our commercial paper program, and it is required by our credit rating agencies. Accordingly, we have a total of $500 million available under the commercial paper program and revolving credit facility combined. We had $391.0 million of commercial paper borrowings at the end of the first quarter of 2006, compared to $141.5 million at the end of fiscal year 2005.

        During the first quarter of 2006, we repurchased 3.3 million shares of our common stock for $79.1 million; however, at the end of the first quarter of 2006, $4.5 million of treasury stock purchases were unsettled and recorded in “Other current liabilities” in our Condensed Consolidated Balance Sheet. During the first quarter of 2005, we repurchased 2.7 million shares. The issuance of common stock, including treasury shares, for the exercise of stock options resulted in cash inflows of $11.0 million in the first quarter of 2006, compared to $22.5 million in the first quarter of 2005.

        On February 24, 2006, we announced that our Board of Directors declared a quarterly dividend of $0.125 per share on PepsiAmericas common stock for the first quarter of 2006. The dividend was payable April 3, 2006 to shareholders of record on March 15, 2006. We paid cash dividends of $16.5 million in the first quarter 2006 based on this quarterly cash dividend rate, and this payment occurred prior to the end of the first quarter. We also paid $11.2 million in the first quarter of 2006 related to dividends that were declared in the fourth quarter of 2005, but not paid until 2006. Therefore, a total of $27.7 million was paid to shareholders during the first quarter of 2006 related to dividend declarations. In the first quarter of 2005, we paid cash dividends of $11.7 million based on a dividend rate of $0.085 per share.

        See the Annual Report on Form 10-K for fiscal year 2005 for a summary of our contractual obligations as of the end of fiscal year 2005. There were no significant changes to such contractual obligations in the first quarter of 2006. We believe that our operating cash flows are sufficient to fund our existing operations and contractual obligations for the foreseeable future. In addition, we believe that our operating cash flows, available lines of credit, and the potential for additional debt and equity offerings will provide sufficient resources to fund our future growth and expansion. There are a number of options available to us and we continue to examine the optimal uses of our cash, including reinvesting in our existing business, acquisitions with an appropriate economic return and repurchasing our stock.

        Discontinued operations. We continue to be subject to certain indemnification obligations, net of insurance, under agreements related to previously sold subsidiaries, including indemnification expenses for potential environmental and tort liabilities of these former subsidiaries. There is significant uncertainty in assessing our potential expenses for complying with our indemnification obligations, as the determination of such amounts is subject to various factors, including possible insurance recoveries and the allocation of liabilities among other potentially responsible and financially viable parties. Accordingly, the ultimate settlement and timing of cash requirements related to such indemnification obligations may vary significantly from the estimates included in our financial statements. At the end of the first quarter of 2006, we had recorded $79.2 million in liabilities for future remediation and other related costs arising out of our indemnification obligations. This amount excludes possible insurance recoveries and is determined on an undiscounted cash flow basis. In addition, we have funded coverage pursuant to an insurance policy purchased in fiscal year 2002 (see Note 13 to the Condensed Consolidated Financial Statements), which reduces the cash required to be paid by us for certain environmental sites pursuant to our indemnification obligations. The Finite Funding amount recorded was $17.5 million at the end of the first quarter of 2006, of which $5.4 million is expected to be recovered in 2006 based on our expenditures, and thus, is included as a current asset.

Contents

        During the first quarters of 2006 and 2005, we paid approximately $3.7 million and $2.4 million, respectively, related to such indemnification obligations, net of insurance settlements of $2.3 million and $0.6 million, respectively, as well as the benefit of taxes. We expect to spend approximately $30 million in fiscal year 2006 for remediation and other related costs, excluding possible insurance recoveries and the benefit of income taxes (see Note 13 to the Condensed Consolidated Financial Statements for further discussion of discontinued operations and related environmental liabilities).

RELATED PARTY TRANSACTIONS

        We are a licensed producer and distributor of PepsiCo branded carbonated and non-carbonated soft drinks and other non-alcoholic beverages in the U.S., Central Europe and the Caribbean. We operate under exclusive franchise agreements with soft drink concentrate producers, including “master” bottling and fountain syrup agreements with PepsiCo, Inc. for the manufacture, packaging, sale and distribution of PepsiCo branded products. The franchise agreements exist in perpetuity and contain operating and marketing commitments and conditions for termination. As of the end of the first quarter of 2006, PepsiCo beneficially owned approximately 44 percent of PepsiAmericas’ outstanding common stock.

        We purchase concentrate from PepsiCo to be used in the production of PepsiCo branded carbonated soft drinks and other non-alcoholic beverages. PepsiCo also provides us with various forms of bottler incentives (marketing support programs) to promote Pepsi’s brands. These bottler incentives cover a variety of initiatives, including direct marketplace, shared media and advertising, to support volume and market share growth. There are no conditions or requirements that could result in the repayment of any support payments we have received.

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

        See additional discussion of our related party transactions in our Annual Report on Form 10-K for the fiscal year 2005.

FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q contains certain forward-looking statements of expected future developments, as defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this Form 10-Q refer to the expectations regarding continuing operating improvement and other matters. These forward-looking statements reflect our expectations and are based on currently available data; however, actual results are subject to future risks and uncertainties, which could materially affect actual performance. Risks and uncertainties that could affect such performance include, but are not limited to, the following: competition, including product and pricing pressures; changing trends in consumer tastes; changes in our relationship and/or support programs with PepsiCo and other brand owners; market acceptance of new product and package offerings; weather conditions; cost and availability of raw materials; changing legislation; outcomes of environmental claims and litigation; availability of capital including changes in our debt ratings; labor and employee benefit costs; unfavorable interest rate and currency fluctuations; costs of legal proceedings; and general economic, business and political conditions in the countries and territories where we operate. See “Risk Factors” in Item 1A. of our Annual Report on Form 10-K for the fiscal year 2005 for additional information.

Contents

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        We are subject to various market risks, including risks from changes in commodity prices, interest rates and currency exchange rates, which are addressed below. In addition, please see Note 9 to the Condensed Consolidated Financial Statements.

Commodity Prices

        The risk from commodity price changes relates to our ability to recover higher product costs through price increases to customers, which may be limited due to the competitive pricing environment that exists in the soft drink business. We use derivative financial instruments to hedge price fluctuations for a portion of anticipated purchases of certain commodities used in our operations, including aluminum and diesel fuel. Due to the high correlation between such commodity prices and our cost of these products, we consider these hedges to be highly effective. As of the end of the first quarter of 2006, we have hedged a portion of our anticipated aluminum purchases through November 2006, and we have hedged a portion of our anticipated bulk diesel fuel purchases through December 2006.

Interest Rates

        In the first quarter of 2006, the risk from changes in interest rates was not material to our operations because a significant portion of our debt issues represented fixed rate obligations. At the end of the first quarter of 2006, approximately thirty percent of our debt issues were variable rate obligations. Our floating rate exposure relates to changes in the six-month London Interbank Offered Rank (“LIBOR”) rate and the overnight Federal Funds rate. Assuming consistent levels of floating rate debt with those held at the end of the first quarter of 2006, a 50 basis-point (0.5 percent) change in each of these rates would not have had a significant impact on our first quarter of 2006 interest expense. We had cash equivalents throughout the first quarter of 2006, principally invested in money market funds, which were most closely tied to overnight Federal Funds rates. Assuming a 50 basis-point change in the rate of interest associated with our cash equivalents at the end of the first quarter of 2006, interest income for the first quarter of 2006 would not have changed by a significant amount.

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

        Based on net sales, non-U.S. operations represented approximately 14 percent of our total operations in the first quarter of 2006. Changes in currency exchange rates impact the translation of the non-U.S. operations’ results from their local currencies into U.S. dollars. If the currency exchange rates had changed by ten percent in the first quarter of 2006, we estimate the impact on reported operating income for those periods would not have been significant. Our estimate reflects the fact that a portion of the non-U.S. operations costs are denominated in U.S. dollars, including concentrate purchases. This estimate does not take into account the possibility that rates can move in opposite directions and that gains in one category may or may not be offset by losses from another category.

Contents

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        We maintain a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of April 1, 2006, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the quarter ended April 1, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Contents

PART II-OTHER INFORMATION

Item 1.    Legal Proceedings

        No new material legal proceedings and no material changes to previously reported legal proceedings to be reported for the first quarter of 2006.

Item 1A.    Risk Factors

        There have been no material changes with respect to the risk factors disclosed in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

    (c).        Our share repurchase program activity for each of the three months and the quarter ended April 1, 2006 was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Share Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)

January 1 - January 28, 2006	753,100	$24.07	24,579,200	15,420,800
January 29 - February 25, 2006	1,034,500	24.36	25,613,700	14,386,300
February 26 - April 1, 2006	1,471,900	24.31	27,085,600	12,914,400

For the Quarter Ended April 1, 2006	3,259,500	24.27

(1)	Represents shares purchased in open-market transactions pursuant to our publicly announced repurchase program.

(2)	Includes commissions of $0.02 per share.

(3)	On July 21, 2005, we announced that our Board of Directors authorized the repurchase of 20 million additional shares under a previously authorized repurchase program. This repurchase authorization does not have a scheduled expiration date.

Item 5.     Other Information

    (a).   Item 8.01. Other Events. On April 27, 2006, our Board of Directors declared a dividend of $0.125 per share on PepsiAmericas common stock. The dividend is payable July 3, 2006 to shareholders of record on June 15, 2006. Our Board of Directors review the dividend policy on a quarterly basis.

Item 6.    Exhibits

(a). See "Exhibit Index."

Contents

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEPSIAMERICAS, INC.

Dated:	May 8, 2006	By:	/s/ ALEXANDER H. WARE

Alexander H. Ware
Executive Vice President and Chief Financial Officer
(As Chief Accounting Officer and Duly
Authorized Officer of PepsiAmericas, Inc.)

28

Contents

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	10b5-1 Rephase Plan between PepsiAmericas, Inc. and Banc of America Securities LLC, dated February 28, 2006 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed March 1, 2006).
31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

29