Form 10-Q
period 2006-07-01
PEPSIAMERICAS INC/IL/
filed 2006-08-04
CIK 1084230

 Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

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

As of July 28, 2006 the Registrant had 128,796,522 outstanding shares of common stock, par value $0.01 per share, the Registrant's only class of common stock.

Contents

PEPSIAMERICAS, INC. FORM 10-Q SECOND QUARTER 2006

Contents

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

PEPSIAMERICAS, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited and in millions, except per share data)

	Second Quarter		First Half
	2006	2005	2006	2005

Net sales	$1,065.2	$1,019.4	$1,913.7	$1,848.8
Cost of goods sold	635.7	588.6	1,136.4	1,067.7

Gross profit	429.5	430.8	777.3	781.1
Selling, delivery and administrative expenses	305.0	304.2	604.9	596.9
Fructose settlement income	–	13.3	–	13.3
Special charges, net	–	–	2.2	2.5

Operating income	124.5	139.9	170.2	195.0
Interest expense, net	24.4	26.1	47.5	45.2
Other (expense) income, net	(2.1)	1.3	(3.9)	(1.4)

Income before income taxes and equity in net earnings of nonconsolidated companies	98.0	115.1	118.8	148.4
Income taxes	37.2	42.5	45.1	55.0
Equity in net earnings of nonconsolidated companies	4.2	–	5.4	–

Net income	$65.0	$72.6	$79.1	$93.4

Weighted average common shares:
Basic	127.7	135.7	129.0	136.4
Incremental effect of stock options and awards	1.9	2.5	2.0	2.4

Diluted	129.6	138.2	131.0	138.8

Earnings per share:
Basic	$0.51	$0.54	$0.61	$0.68
Diluted	0.50	0.53	0.60	0.67

Cash dividends declared per share	$0.125	$0.085	$0.25	$0.17

The accompanying notes are an integral part of these condensed consolidated financial statements.

Contents

PEPSIAMERICAS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited and in millions, except per share data)

	End of Second Quarter 2006	End of Fiscal Year 2005
ASSETS:
Current assets:
Cash and equivalents	$133.0	$116.0
Receivables, net	319.8	213.8
Inventories:
Raw materials and supplies	102.1	88.2
Finished goods	125.1	106.0

Total inventories	227.2	194.2
Other current assets	89.3	74.2

Total current assets	769.3	598.2
Property and equipment	2,460.5	2,387.0
Accumulated depreciation	(1,353.2)	(1,272.9)

Net property and equipment	1,107.3	1,114.1
Goodwill	1,868.1	1,859.0
Intangible assets, net	302.9	301.1
Other assets	174.7	181.4

Total assets	$4,222.3	$4,053.8

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Short-term debt, including current maturities of long-term debt	$237.3	$290.4
Payables	295.3	208.4
Other current liabilities	195.3	223.2

Total current liabilities	727.9	722.0
Long-term debt	1,522.3	1,285.9
Deferred income taxes	238.2	245.1
Other liabilities	233.6	231.5

Total liabilities	2,722.0	2,484.5

Shareholders' equity:
Preferred stock ($0.01 par value, 12.5 million shares authorized; no shares issued)	–	–
Common stock ($0.01 par value, 350 million shares authorized; 137.6 million shares
issued - 2006 and 2005)	1,276.1	1,267.1
Retained income	478.5	432.0
Unearned stock-based compensation	–	(16.5)
Accumulated other comprehensive loss	(20.3)	(25.1)
Treasury stock, at cost (13.2 million shares - 2006 and 4.6 million shares - 2005)	(234.0)	(88.2)

Total shareholders' equity	1,500.3	1,569.3

Total liabilities and shareholders' equity	$4,222.3	$4,053.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Contents

PEPSIAMERICAS, INC CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in millions)

	First Half
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$79.1	$93.4
Adjustments to reconcile to net cash provided by operating activities of continuing operations:
Depreciation and amortization	94.3	94.0
Deferred income taxes	(8.9)	(15.6)
Special charges, net	2.2	2.5
Cash outlays related to special charges	(1.7)	(1.0)
Loss on extinguishment of debt	–	5.6
Pension contributions	(10.0)	(4.1)
Equity in net earnings of nonconsolidated companies	(5.4)	–
Excess tax benefits from share-based payment arrangements	(5.6)	–
Other	15.2	12.3
Changes in assets and liabilities, exclusive of acquisitions:
Increase in receivables	(105.8)	(64.4)
Increase in inventories	(32.7)	(17.4)
Increase in payables	54.4	45.0
Net change in other assets and liabilities	9.9	43.3

Net cash provided by operating activities of continuing operations	85.0	193.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Franchises and companies acquired, net of cash acquired	(6.6)	(354.6)
Capital investments	(89.2)	(64.2)
Purchase of equity investment	–	(51.0)
Proceeds from sales of property	3.3	2.5

Net cash used in investing activities	(92.5)	(467.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings of short-term debt	69.8	79.7
Proceeds from issuance of long-term debt	247.4	793.1
Repayment of long-term debt	(134.7)	(457.0)
Treasury stock purchases	(150.7)	(127.8)
Excess tax benefits from share-based payment arrangements	5.6	–
Issuance of common stock	19.5	45.7
Cash dividends	(27.9)	(23.4)

Net cash provided by financing activities	29.0	310.3

Net operating cash flows used in discontinued operations	(3.6)	(4.2)
Effects of exchange rate changes on cash and cash equivalents	(0.9)	1.5

Change in cash and cash equivalents	17.0	33.9
Cash and cash equivalents at beginning of fiscal year	116.0	74.9

Cash and cash equivalents at end of second quarter	$133.0	$108.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Contents

PEPSIAMERICAS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Significant Accounting Policies

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

Our fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31st. Our 2005 fiscal year contained 52 weeks and ended December 31, 2005. Our second quarter and first half of 2006 and 2005 were based on the thirteen and twenty-six weeks ended July 1, 2006 and July 2, 2005, respectively. Our business is seasonal; accordingly, the operating results and cash flow from operations of any individual quarter may not be indicative of a full year’s results.

Earnings per share. Basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share includes dilutive common stock equivalents, using the treasury stock method.

The following options and restricted stock awards were not included in the computation of diluted earnings per share because they were antidilutive:

	Second Quarter		First Half

	2006	2005	2006	2005

Shares under options outstanding	–	471,410	–	471,410
Weighted-average exercise price per share	$–	$24.79	$–	$24.79

Shares under nonvested restricted stock awards	929,256	845,947	929,256	845,947
Weighted-average grant date fair value per share	$24.31	$22.52	$24.31	$22.52

Reclassifications. Certain amounts in the prior period Condensed Consolidated Financial Statements have been reclassified to conform to the current year’s presentation.

Recently Issued Accounting Pronouncements. In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance regarding the financial statement recognition and measurement of a tax position either taken or expected to be taken in a tax return. It requires the recognition of a tax position if it is more likely than not that position would be sustained during an examination based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal year 2007. We are currently evaluating the impact FIN 48 will have on the Consolidated Financial Statements upon adoption.

Contents

2.	Special Charges

In the first half of 2006 and 2005, we recorded special charges in Central Europe of $2.2 million and $2.5 million, respectively. These special charges related to a reduction in the workforce, primarily for severance costs and related benefits.

The following table summarizes activity associated with the special charges (in millions):

	Beginning of Fiscal Year 2006	Special Charges, Net	Application of Special Charges	Other Adjustments	End of the First Half of 2006

Employee related costs	$–	$2.0	$(1.7)	$(0.1)	$0.2
Lease terminations and other costs	–	0.1	–	0.1	0.2
Asset write-downs	–	0.1	(0.1)	–	–

Total accrued liabilities	$–	$2.2	$(1.8)	$–	$0.4

The total accrued liabilities remaining at the end of the first half of 2006 were comprised of deferred severance payments and certain employee benefits, lease obligations and other costs. We expect the remaining special charge liability of $0.4 million to be paid using cash from operations during the next twelve months; accordingly, such amounts are classified as “Other current liabilities” in the Condensed Consolidated Balance Sheet.

3.	Interest Expense, Net

Interest expense, net, is comprised of the following (in millions):

	Second Quarter		First Half
	2006	2005	2006	2005
Interest expense	$25.8	$28.0	$49.6	$47.6
Interest income	(1.4)	(1.9)	(2.1)	(2.4)

Interest expense, net	$24.4	$26.1	$47.5	$45.2

4.	Income Taxes

The effective income tax rate, which is income tax expense expressed as a percentage of income before income taxes, was 38.0 percent for the first half of 2006, compared to 37.1 percent in the first half of 2005. The effective income tax rate was impacted by the mix of our international operations. In addition, we recorded a $0.9 million benefit in the second quarter of 2005 due to a state income tax law change in Ohio.

5.	Comprehensive Income

Comprehensive income was as follows (in millions):

	Second Quarter		First Half

	2006	2005	2006	2005

Net income	$65.0	$72.6	$79.1	$93.4
Foreign currency translation adjustment	5.0	(13.9)	8.1	(23.9)
Net unrealized investment and hedging gains (losses)	0.1	(3.5)	(3.3)	(11.0)

Comprehensive income	$70.1	$55.2	$83.9	$58.5

Net unrealized investment and hedging gains (losses) are presented net of income tax expense of $0.1 million and net of tax benefit of $2.1 million in the second quarter of 2006 and 2005, respectively, and net of income tax benefit of $2.0 million and $6.6 million in the first half of 2006 and 2005, respectively.

Contents

6.	Goodwill and Intangible Assets

The changes in the carrying value of goodwill by geographic segment for the first half of 2006 were as follows (in millions):

	U.S.	Central Europe	Caribbean	Total

Balance at beginning of fiscal year 2006	$1,821.3	$21.2	$16.5	$1,859.0
Acquisitions	7.7	–	–	7.7
Purchase accounting adjustments	0.2	–	(0.3)	(0.1)
Foreign currency translation adjustment	–	1.5	–	1.5

Balance at end of first half of 2006	$1,829.2	$22.7	$16.2	$1,868.1

Intangible asset balances were as follows (in millions):

	End of First Half of 2006	End of Fiscal Year 2005

Intangible assets subject to amortization
Gross carrying amount
Franchise and distribution agreements	$3.3	$3.6
Customer relationships and lists	8.0	8.0
Other	2.9	0.5

Total	$14.2	$12.1
Accumulated amortization
Franchise and distribution agreements	$(0.8)	$(1.0)
Customer relationships and lists	(1.0)	(0.7)
Other	(0.5)	(0.3)

Total	$(2.3)	$(2.0)

Intangible assets subject to amortization, net	$11.9	$10.1

Intangible assets not subject to amortization:
Franchise and distribution agreements	$288.5	$288.5
Pension intangible assets	2.5	2.5

Intangible assets not subject to amortization	$291.0	$291.0

Total intangible assets, net	$302.9	$301.1

Total amortization expense was $0.3 million in the second quarter of 2006 and was not material to the Condensed Consolidated Statement of Income in the second quarter of 2005. Total amortization expense was $0.6 million and $0.1 million in the first half of 2006 and 2005, respectively.

In the first half of 2006, we acquired Ardea Beverage Co., resulting in an allocation of $7.7 million to goodwill and $2.4 million to other intangibles. The process of valuing the assets, liabilities and intangibles acquired in connection with the Ardea acquisition was completed in the second quarter of 2006.

The decrease in gross carrying amount of franchise and distribution agreements and related accumulated amortization since the end of fiscal year 2005 reflected the write-off of fully amortized franchise rights for products we no longer distribute.

7.	Acquisitions

On January 23, 2006, we completed the acquisition of Ardea Beverage Co., the maker of the airforce Nutrisoda line of soft drinks.

Contents

In the first half of fiscal year 2005, we completed the acquisition of the capital stock of Central Investment Corporation (“CIC”) and the capital stock of FM Vending. CIC had bottling operations in southeast Florida and central Ohio, and was the seventh largest Pepsi bottler in the U.S. In addition, we acquired a 49 percent minority interest in Quadrant-Amroq Bottling Company Limited (“QABCL”), a holding company that, through subsidiaries, produces, sells and distributes Pepsi and other beverages throughout Romania with distribution rights in Moldova.

The results of operations for the acquisitions described above are included in the Condensed Consolidated Statements of Income since the date of acquisition. These acquisitions are not material to our consolidated results of operations; therefore, pro forma financial information is not included in this note.

8.	Debt

In the first half of 2006, we repaid the remaining outstanding principal of $134.7 million of the 6.5 percent notes and 5.95 percent notes, both due February 2006. We had $219.0 million of commercial paper borrowings at the end of the first half of 2006, compared to $141.5 million at the end of fiscal year 2005. The increase in commercial paper borrowings was primarily due to funding maturing debt.

In May 2006, we issued $250 million of notes with a coupon rate of 5.625% due May 2011. Net proceeds from this transaction were $247.4 million, which reflected the discount reduction of $1.0 million and debt issuance costs of $1.6 million. A portion of the proceeds from the issuance was used to repay our commercial paper and other general obligations. The notes were issued from our automatic shelf registration statement filed May 16, 2006 (the “Registration Statement”). Under the Registration Statement, additional debt securities may be offered. The debt securities are unsecured, senior debt obligations and rank equally with all of our other unsecured and unsubordinated indebtedness.

On June 6, 2006, we entered into a new five-year, $600 million unsecured revolving credit facility. The facility is for general corporate purposes, including commercial paper backstop. It replaces our previous five-year, $500 million credit facility on substantially similar terms.

9.	Financial Instruments

We use derivative financial instruments to reduce our exposure to adverse fluctuations in commodity prices, foreign currency transactions and interest rates. These financial instruments are “over-the-counter” instruments and were designated at their inception as hedges of underlying exposures. We do not use derivative financial instruments for speculative or trading purposes.

Cash Flow Hedges. We enter into derivative financial instruments to hedge against volatility in future cash flows on anticipated aluminum purchases and diesel fuel purchases, the prices of which are indexed to their respective market prices. We consider these hedges to be highly effective, because of the high correlation between the commodity prices and our contractual costs. There were no significant changes in our derivative financial instrument positions for aluminum and bulk diesel fuel in the first half of 2006.

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

Contents

The following table summarizes the net derivative gains or losses deferred in “Accumulated other comprehensive loss” and reclassified to earnings in the first half of 2006 and 2005 (in millions):

	First Half 2006	First Half 2005
Unrealized (losses) gains on derivatives at beginning of fiscal year	$(2.4)	$1.2
Deferral of net derivative gains (losses) in accumulated other comprehensive loss	0.1	(5.8)
Reclassification of net derivative losses (gains) to income	(0.3)	2.5

Unrealized losses on derivatives at end of second quarter	$(2.6)	$(2.1)

Fair Value Hedges. Periodically, we enter into interest rate swap contracts to convert a portion of our fixed rate debt to floating rate debt, with the objective of reducing overall borrowing costs. We account for these swaps as fair value hedges, since they hedge against the change in fair value of fixed rate debt resulting from fluctuations in interest rates. In the third quarter of 2004, we terminated all outstanding interest rate swap contracts and received $14.4 million for the fair value of the interest rate swap contracts. Amounts included in the cumulative fair value adjustment to long-term debt will be reclassified into earnings commensurate with the recognition of the related interest expense. At the end of the first half of 2006 and the end of fiscal year 2005, the cumulative fair value adjustments to long-term debt were $7.4 million and $8.7 million, respectively.

Amounts recorded for all derivatives on the Condensed Consolidated Balance Sheets were as follows (in millions):

	End of First Half of 2006	End of Fiscal Year 2005

Unrealized gains:
Commodities	$0.9	$1.4
Interest rate instruments	9.6	11.1

Unrealized losses:
Commodities	$–	$(0.1)
Interest rate instruments	(7.3)	(7.7)

Net Investment Hedges. We use foreign currency forward contracts as net investment hedges of long-term investments in the corresponding foreign currency. Hedges that meet the effectiveness requirements are accounted for under net investment hedging rules. At the end of the first half of 2006, net losses of $1.0 million arising from effective hedges of net investments have been reflected in cumulative foreign currency translation in “Accumulated other comprehensive loss” on the Condensed Consolidated Balance Sheet.

10.	Pension and Other Postretirement Benefit Plans

Net periodic pension cost for the second quarter and first half of 2006 and 2005 included the following components (in millions):

	Second Quarter		First Half
	2006	2005	2006	2005
Service cost	$0.9	$0.8	$1.9	$1.6
Interest cost	2.5	2.4	5.1	4.8
Expected return on plan assets	(3.5)	(3.0)	(6.9)	(5.9)
Amortization of prior service cost	0.1	–	0.1	–
Amortization of net loss	1.0	0.6	1.9	1.2

Net periodic pension cost	$1.0	$0.8	$2.1	$1.7

Contents

As of the end of the first half of 2006, we have contributed $10.0 million to the plans. Although we do not expect to make any additional contributions in the remainder of fiscal year 2006, we will continue to evaluate the plans’ funding requirements and will fund to levels deemed necessary for the plans.

11.	Share-Based Compensation

Our 2000 Stock Incentive Plan (the “2000 Plan”), originally approved by shareholders in fiscal year 2000, provides for granting incentive stock options, nonqualified stock options, related stock appreciation rights (“SARs”), restricted stock awards, performance awards or any combination of the foregoing. Generally, outstanding nonqualified stock options are exercisable during a ten-year period beginning one to three years after the date of grant. The exercise price of all options is equal to the fair market value on the date of grant. We generally use shares from treasury to satisfy option exercises. There are no outstanding stock appreciation rights under the 2000 Plan at the end of the first half of 2006.

Restricted stock awards are granted to key members of our U.S. and Caribbean management teams and members of our Board of Directors under the 2000 Plan. Restricted stock awards granted to employees beginning with shares granted in 2004 vest in their entirety on the third anniversary of the award. Restricted stock awards granted to employees before 2004 vest ratably on an annual basis over a three-year period. Employees must complete the requisite service period in order for their awards to vest. Restricted stock awards granted to directors vest immediately upon grant. Pursuant to the terms of such awards, directors may not sell such stock while they serve on the Board of Directors. Dividends are paid to the holders of restricted stock awards either at the dividend payment date or upon vesting, depending on the terms of the restricted stock award. We have a policy of using shares from treasury to satisfy restricted stock award vesting. We measure the fair value of restricted stock based upon the market price of the underlying common stock at the date of grant.

Restricted stock units are granted to key members of our Central Europe management team. The restricted stock units are payable to these employees in cash upon vesting at the prevailing market value of PepsiAmericas common stock plus accrued dividends. Restricted stock units vest after three years, equal to the employees’ requisite service period. We measure the fair value of restricted stock units based upon the market price of the underlying common stock at the date of grant and each subsequent reporting date.

Under the 2000 Plan, 14,000,000 shares were originally reserved for share-based awards. As of the end of the first half of 2006, there were 5,008,399 shares available for future grants.

Our Stock Incentive Plan (the “1982 Plan”), originally established and approved by the shareholders in 1982, has been subsequently amended from time to time, most recently in 1999 when the shareholders approved an allocation of additional shares to this plan. The types of awards and terms of the 1982 Plan are similar to the 2000 Plan. There are no outstanding stock appreciation rights under the 1982 Plan as of the end of the first half of 2006.

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”. We adopted using the modified prospective method as provided by SFAS No. 123(R). Accordingly, financial statement amounts for the prior periods presented in this Quarterly Report on Form 10-Q have not been restated.

Changes in options outstanding are summarized as follows:

					Weighted-
					Average
		Range of			Exercise
Options	Shares	Exercise Prices			Price

Balance, beginning of fiscal year 2006	6,941,495	$10.81	–	$ 22.63	$16.57
Exercised or surrendered	(1,295,173)	10.81	–	22.63	15.00
Recaptured or terminated	(15,755)	12.01	–	22.63	17.17

Balance, end of first half of 2006	5,630,567	10.81	–	22.63	16.93

Exercisable, end of first half of 2006	5,209,873	10.81	–	22.63	16.77

Contents

The Black-Scholes model was used to estimate the grant date fair values of options. There were no options granted during the first half of 2006 and 2005. We recorded $0.5 million ($0.3 million net of tax) and $1.3 million ($0.8 million net of tax) of compensation expense related to options in “Sales, delivery and administrative expenses” in the Condensed Consolidated Statements of Income in the second quarter and first half of 2006, respectively. The total intrinsic value of options exercised during the second quarter of 2006 and 2005 was $4.5 million and $11.1 million, respectively, and during the first half of 2006 and 2005 was $10.7 million and $21.9 million, respectively. The total intrinsic value of fully vested options and options expected to vest as of the end of the first half of 2006 was $28.5 million.

The following table summarizes information regarding stock options outstanding and exercisable at the end of the first half of 2006:

			Options Outstanding			Options Exercisable

				Weighted-	Weighted-		Weighted-
				Average	Average		Average
Range of			Options	Remaining Life	Exercise	Options	Exercise
Exercise Prices			Outstanding	(in years)	Price	Exercisable	Price

$10.81	–	$12.75	1,918,204	5.4	$12.29	1,918,204	$12.29
14.37	–	18.06	1,125,187	3.0	15.73	1,124,187	15.73
18.48	–	22.63	2,587,176	4.6	20.88	2,167,482	21.26

Total Options			5,630,567	4.6	16.93	5,209,873	16.77

Changes in nonvested restricted stock awards are summarized as follows:

Nonvested Shares	Shares	Range of Grant-Date Fair Value			Weighted-Average Exercise Grant-Date Fair Value

Nonvested at the beginning of fiscal year 2006	1,645,292	$12.01	–	$ 24.83	$19.15
Granted	970,877			24.31	24.31
Vested	(404,776)	12.01	–	24.31	12.54
Forfeited	(35,447)	18.92	–	24.31	21.95

Nonvested at the end of the first half 2006	2,175,946	18.92	–	24.83	22.63

The weighted-average fair value (at the date of grant) for restricted stock awards granted in the first half of 2006 and 2005 was $24.31 and $22.55, respectively, and for restricted stock awards granted in the second quarter of 2005 was $24.83. We did not grant any restricted stock awards in the second quarter of 2006. We recognized compensation expense of $3.0 million ($1.8 million net of tax) and $2.5 million ($1.6 million net of tax) in the second quarter of 2006 and 2005, respectively, and $6.7 million ($4.2 million net of tax) and $5.2 million ($3.3 million net of tax) in the first half of 2006 and 2005, respectively, related to restricted stock award grants. The fair value of restricted stock awards that vested during the first half of 2006 and 2005 was $9.3 million and $12.0 million, respectively. No restricted stock awards vested in the second quarter of 2006 and 2005.

In February 2006, we granted 72,900 restricted stock units at a weighted average fair value of $24.31 on the date of grant to key members of management. In the first half of 2005, we granted 78,440 restricted stock units at a weighted-average fair value of $22.52 on the date of grant. We recognized compensation expense of $0.2 million and $0.2 million in the second quarter of 2006 and 2005, respectively, and we recognized compensation expense of $0.4 million and $0.3 million in the first half of 2006 and 2005, respectively, related to restricted stock unit grants. There are currently 144,090 restricted stock units outstanding, and no restricted stock units vested during the first half of 2006 and 2005.

Upon the adoption of SFAS No. 123(R), cash retained as a result of excess tax benefits relating to stock-based compensation is presented in cash flows from financing activities on the Condensed Consolidated Statement of Cash Flows. Previously, cash retained as a result of excess tax benefits was presented in cash flows from operating activities. Tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were $1.6 million and $5.6 million during the second quarter and first half of 2006, respectively.

At the end of the first half of 2006, there was $33.1 million of total unrecognized compensation cost, net of estimated forfeitures of $3.2 million, related to nonvested stock-based compensation arrangements. This compensation cost is expected to be recognized over the next 2.1 years.

Contents

In periods prior to the adoption of SFAS No. 123(R), we used the intrinsic value method of accounting for our stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock-based employee compensation cost for options was reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense for restricted stock awards and restricted stock units was reflected in net income, and this expense was recognized ratably over the awards’ vesting period. The following table illustrates the effect on net income and earnings per share had compensation expense been recognized based upon the estimated fair value on the grant date of the awards in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (in millions, except per share data):

	Second Quarter 2005	First Half 2005

Net income, as reported	$72.6	$93.4
Add: Total stock-based compensation expense included in net income as reported, net of tax	1.6	3.3
Deduct: Total stock-based compensation expense determined under fair value method for all options and restricted stock awards, net of tax	(2.1)	(4.6)

Pro forma net income	$72.1	$92.1

Basic: As reported	$0.54	$0.68

Pro forma	$0.53	$0.67

Diluted: As reported	$0.53	$0.67

Pro forma	$0.52	$0.66

12.	Supplemental Cash Flow Information

Net cash provided by operating activities reflected cash payments and receipts for interest and income taxes as follows (in millions):

	First Half

	2006	2005

Interest paid	$51.0	$46.5
Interest received	2.1	1.2
Income taxes paid, net of refunds	12.0	0.5

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

Contents

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

At the end of the first half of 2006, we had $74.1 million accrued to cover potential indemnification obligations, compared to $87.5 million recorded at the end of fiscal year 2005. This indemnification obligation includes costs associated with approximately 20 sites in various stages of remediation. At the present time, the most significant remaining indemnification obligation is associated with the Willits site, as discussed below, while no other single site has significant estimated remaining costs associated with it. Of the total amount accrued, $27.8 million was classified as a current liability at the end of the first half of 2006 and at the end of fiscal year 2005. The amounts exclude possible insurance recoveries and are determined on an undiscounted cash flow basis. The estimated indemnification liabilities include expenses for the investigation and remediation of identified sites, payments to third parties for claims and expenses (including product liability and toxic tort claims), administrative expenses, and the expenses of on-going evaluations and litigation. We expect a significant portion of the accrued liabilities will be resolved during the next 10 years.

Included in our indemnification obligations is financial exposure related to certain remedial actions required at a facility that manufactured hydraulic and related equipment in Willits, California. Various chemicals and metals contaminate this site. In August 1997, a final consent decree was issued in the case of the People of the State of California and the City of Willits, California v. Remco Hydraulics, Inc. This final consent decree was amended in December 2000 and established a trust which is obligated to investigate and clean up this site. We are currently funding the investigation and interim remediation costs on a year-to-year basis according to the final consent decree. We have accrued $22.8 million for future remediation and trust administration costs, with the majority of this amount to be spent over the next several years.

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

Essentially all of the assets of the Trust were expended by the Trust in connection with the purchase of the insurance coverage, the Finite Funding and related expenses. These actions have been taken to fund remediation and related costs associated with the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries and to protect against additional future costs in excess of our self-insured retention. The original amount of self-insured retention (the amount we must pay before the insurance carrier is obligated to begin payments) was $114.0 million of which $39.5 million has been eroded, leaving a remaining self-insured retention of $74.5 million at the end of the second quarter of 2006. The estimated range of aggregate exposure related only to the remediation costs of such environmental liabilities is approximately $31 million to $50 million. We had accrued $32.3 million at the end of the first half of 2006 for remediation costs, which is our best estimate of the contingent liabilities related to these environmental matters. The Finite Funding may be used to pay a portion of the $32.3 million and thus reduces our future cash obligations. Amounts recorded in our Condensed Consolidated Balance Sheets related to Finite Funding were $15.0 million and $19.6 million at the end of the first half of 2006 and the end of fiscal year 2005, respectively, and are recorded in “Other assets,” net of $3.5 million and $5.4 million recorded in “Other current assets,” at the end of the first half of 2006 and the end of fiscal year 2005, respectively.

In addition, we had recorded other receivables of $8.4 million and $11.4 million at the end of the first half of 2006 and at the end of fiscal year 2005, respectively, for future probable amounts to be received from insurance companies and other responsible parties. These amounts were recorded in “Other assets” in the Condensed Consolidated Balance Sheets as of the end of each respective period. Of this total, no portion of the receivable was reflected as current at the end of the first half of 2006 or at the end of fiscal year 2005.

On May 31, 2005, Cooper Industries, LLC (“Cooper”) filed and later served a lawsuit against us, Pneumo Abex, LLC, and the Trustee of the Trust (the “Trustee”), captioned Cooper Industries, LLC v. PepsiAmericas, Inc., et al., Case No. 05 CH 9214 (Cook Cty. Cir. Ct.). The claims involve the Trust and insurance policy described above. Cooper asserts that it was entitled to access the $34 million that previously was in the Trust and used to purchase the insurance policy. Cooper claims that Trust funds should have been distributed for underlying Pneumo Abex asbestos claims indemnified by Cooper. Cooper complains that it was deprived of access to money in the Trust because of the Trustee’s decision to use the Trust funds to purchase the insurance policy described above. We joined a motion by the Trustee to dismiss the lawsuit on the grounds that Cooper lacks standing to pursue its claims because it is not a beneficiary under the Trust. Pneumo Abex, LLC, the corporate successor to our prior subsidiary, has been dismissed from the suit. During the second quarter of 2006, the Trustee’s motion to dismiss was granted and three counts against us were dismissed with prejudice as were all counts against the Trustee. Two counts of the complaint remain pending against us. We have since filed a separate motion to dismiss the remaining counts and we are awaiting a hearing on the motion.

Discontinued Operations–Product Liability and Toxic Tort Claims. We also have certain indemnification obligations related to product liability and toxic tort claims that might emanate out of the 1988 agreement with Pneumo Abex. Other companies not owned by or associated with us also are responsible to Pneumo Abex for the financial burden of all asbestos product liability claims filed against Pneumo Abex after a certain date in 1998, except for certain claims indemnified by us. The sites and product liability and toxic tort claims included in the aggregate accrued liabilities we have recorded are described more fully in our Annual Report on Form 10-K for the fiscal year 2005. No significant changes in the status of those sites or claims occurred and we were not notified of any significant new sites or claims during the first half of 2006.

Contents

14.	Segment Reporting

We operate in one industry located in three geographic areas – the U.S., Central Europe and the Caribbean. We operate in 19 states in the U.S. Outside the U.S., we operate in Poland, Hungary, the Czech Republic, Republic of Slovakia, Puerto Rico, Jamaica, Barbados, the Bahamas and Trinidad and Tobago. The operating income of the Central Europe geographic segment excludes the results of our nonconsolidated investment in Quadrant-Amroq Bottling Company Limited, the Pepsi bottler in Romania with distribution rights in Moldova.

The following tables present net sales and operating income (loss) of our geographic segments for the second quarter and first half of 2006 and 2005 (in millions):

	Second Quarter
	Net Sales		Operating Income
	2006	2005	2006	2005
U.S.	$892.1	$862.6	$115.9	$132.7
Central Europe	111.9	97.0	7.7	6.1
Caribbean	61.2	59.8	0.9	1.1

Total	$1,065.2	$1,019.4	$124.5	$139.9

	First Half
	Net Sales		Operating Income (Loss)
	2006	2005	2006	2005
U.S.	$1,620.5	$1,574.6	$173.6	$199.8
Central Europe	180.3	167.1	(3.3)	(4.2)
Caribbean	112.9	107.1	(0.1)	(0.6)

Total	$1,913.7	$1,848.8	$170.2	$195.0

15.	Related Party Transactions

We are a licensed producer and distributor of PepsiCo branded carbonated and non-carbonated soft drinks and other non-alcoholic beverages in the U.S., Central Europe and the Caribbean. We operate under exclusive franchise agreements with soft drink concentrate producers, including “master” bottling and fountain syrup agreements with PepsiCo, Inc. (“PepsiCo”) for the manufacture, packaging, sale and distribution of PepsiCo branded products. The franchise agreements exist in perpetuity and contain operating and marketing commitments and conditions for termination. As of the end of the first half of 2006, PepsiCo beneficially owned approximately 44 percent of PepsiAmericas’ outstanding common stock.

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

On July 3, 2006, we acquired the remaining 51 percent interest in Quadrant-Amroq Bottling Company Limited (“QABCL”) for approximately $81 million, net of approximately $17 million of cash received. QABCL had approximately $55 million of debt which remains outstanding following the transaction. QABCL is now a wholly-owned subsidiary which will be consolidated in the third quarter of 2006. QABCL produces, sells and distributes Pepsi and other beverages throughout Romania with distribution rights in Moldova.

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

Contents

Our liability for casualty costs is estimated using individual case-based valuations and statistical analyses and is based upon historical experience, actuarial assumptions and professional judgment. These estimates are subject to the effects of trends in loss severity and frequency and are based on the best data available to us. These estimates, however, are also subject to a significant degree of inherent variability. We evaluate these estimates with our actuarial advisors on an annual basis and we believe that they are appropriate and within acceptable industry ranges, although an increase or decrease in the estimates or economic events outside our control could have a material impact on our results of operations and cash flows. Accordingly, the ultimate settlement of these costs may vary significantly from the estimates included in our Condensed Consolidated Financial Statements.

Contents

RESULTS OF OPERATIONS 2006 SECOND QUARTER COMPARED WITH 2005 SECOND QUARTER

        In the discussions of our results of operations below, the number of cases sold is referred to as volume. Constant territory refers to the results of operations excluding acquisitions. Net pricing is net sales divided by the number of cases and gallons sold for our core businesses, which include bottles and cans (including bottle and can volume from vending equipment sales) as well as food service. Changes in net pricing include the impact of sales price (or rate) changes, as well as the impact of foreign currency translation and brand, package and geographic mix. Net pricing and reported volume amounts exclude contract, commissary, private label, concentrate, and vending (other than bottles and cans) revenue and volume. Contract sales represent sales of manufactured product to other franchise bottlers and typically decline as excess manufacturing capacity is utilized. Net pricing and volume also exclude activity associated with beer and snack food products. Cost of goods sold per unit is the cost of goods sold for our core business divided by the related number of cases and gallons sold.

        Our business is seasonal; accordingly, the operating results and cash flow from operations of any individual quarter may not be indicative of a full year’s results.

Volume

        Sales volume growth (decline) for the second quarter of 2006 and 2005 was as follows:

	2006		2005

U.S.	3.6%		6.5%
Central Europe	11.4%		9.9%
Caribbean	(4.4%	)	15.8%
Worldwide	4.3%		7.6%

        In the second quarter of 2006, worldwide volume increased 4.3 percent compared to the prior year second quarter. The increase in worldwide volume was attributed to volume growth of 3.6 percent in the U.S. and 11.4 percent in Central Europe, offset partly by a volume decline of 4.4 percent in the Caribbean.

        Total volume in the U.S grew 3.6 percent in the second quarter of 2006 compared to the second quarter of 2005 due to strong growth in the non-carbonated beverage category and the shift of the Easter holiday into the second quarter of 2006. Carbonated soft drink volume declined 1 percent overall, reflecting continued softness in Trademark Pepsi, while the flavored carbonated soft drink business grew 1 percent in the quarter, led by Trademark Mountain Dew and Trademark Sierra Mist. The non-carbonated beverage category grew 31 percent in the quarter. Aquafina volume grew 41 percent, while the balance of the non-carbonated beverage portfolio grew 22 percent, led by Lipton Iced Tea and SOBE. Due to promotional activities for our take-home can and water packages, we experienced a shift into these lower margin package categories. Single-serve package volume declined 0.8 percent in the second quarter of 2006 compared to the same period in the prior year. In addition, less product innovation during the second quarter of 2006 prevented us from matching the single-serve package growth provided by product innovation in the second quarter of 2005, such as Pepsi Lime and Tropicana Twisters.

        Total volume in Central Europe increased 11.4 percent in the second quarter of 2006 compared to the second quarter of 2005. Volume growth was driven by strong performance in our non-carbonated beverage portfolio, strong promotional activity surrounding the World Cup soccer tournament, and the shift of the Easter holiday into the second quarter of 2006. Promotional activity helped grow our carbonated soft drink volume by approximately 13 percent, driven by double-digit growth for Trademark Pepsi and Trademark Slice. Our non-carbonated beverage volume growth was driven by the Lipton brand, which almost doubled in sales volume, and single-digit growth in the water category.

Contents

        Total volume in the Caribbean decreased 4.4 percent in the second quarter of 2006 compared to the same period last year. Business in the Caribbean was impacted by macroeconomic issues that provided a challenge during the quarter. In Puerto Rico, sales volume was adversely impacted by a government shutdown in the first part of the second quarter of 2006. The government stabilized and volume rebounded in the latter part of the quarter. In Jamaica, we completed negotiations with Red Stripe to provide distribution services in Kingston, which will eliminate our direct-store delivery. This caused business interruption in the form of a driver strike that had a negative impact on volume. Despite these challenges, we were able to grow the non-carbonated beverage category, including water, at a double-digit rate during the second quarter of 2006. Carbonated soft drink volume declined in the high single-digits, despite growth in Trademark Pepsi in Jamaica and the Bahamas. Unlike our other geographic regions, the impact of the Easter shift was not significant to our Caribbean markets.

Net Sales

        Net sales and net pricing statistics for the second quarter of 2006 and 2005 were as follows (dollar amounts in millions):

Net Sales	2006		2005	Change

U.S.	$892.1		$862.6	3.4%
Central Europe	111.9		97.0	15.4%
Caribbean	61.2		59.8	2.3%

Worldwide	$1,065.2		$1,019.4	4.5%

Net Pricing Growth (Decline)	2006		2005

U.S.	(0.5%	)	4.0%
Central Europe	4.7%		4.8%
Caribbean	6.6%		2.4%
Worldwide	0.1%		3.9%

        Net sales increased $45.8 million, or 4.5 percent, to $1,065.2 million in the second quarter of 2006 compared to $1,019.4 million the second quarter of 2005. The increase was driven by worldwide volume growth of 4.3 percent.

        Net sales in the U.S. for the second quarter of 2006 increased $29.5 million, or 3.4 percent, to $892.1 million from $862.6 million in the prior year second quarter. The increase in net sales was primarily due to 3.6 percent volume growth, offset partly by the 0.5 percent decline in net pricing. The decrease in net pricing was driven by a change in package mix, partly offset by rate increases of approximately 2 percent.

        Net sales in Central Europe for the second quarter of 2006 increased $14.9 million, or 15.4 percent, to $111.9 million from $97.0 million in the prior year second quarter. The increase was primarily due to volume growth of 11.4 percent and higher net pricing. The impact of foreign currency translation provided a benefit to net sales of $1.9 million. Net pricing on a local currency basis grew 2.8 percent during the second quarter of 2006.

        Net sales in the Caribbean increased $1.4 million, or 2.3 percent in the second quarter of 2006 to $61.2 million from $59.8 million in the prior year second quarter. The increase was a result of an increase in net pricing of 6.6 percent, reflecting a broad based pricing increase on most packages in our carbonated soft drink portfolio. Net pricing increased in part due to higher anticipated sugar prices for the balance of fiscal year 2006.

Contents

Cost of Goods Sold Cost of goods sold and cost of goods sold per unit statistics for the second quarter of 2006 and 2005 were as follows (dollar amounts in millions):

Cost of Goods Sold	2006	2005	Change

U.S.	$524.1	$486.2	7.8%
Central Europe	66.1	57.8	14.4%
Caribbean	45.5	44.6	2.0%

Worldwide	$635.7	$588.6	8.0%

Cost of Goods Sold per Unit	2006	2005
Increase

U.S.	3.7%	3.9%
Central Europe	4.2%	12.9%
Caribbean	6.6%	7.5%
Worldwide	3.4%	5.0%

        Cost of goods sold increased $47.1 million, or 8.0 percent, to $635.7 million in the second quarter of 2006 from $588.6 million in the prior year second quarter. This increase was driven by the volume increase of 4.3 percent, higher raw material costs, including higher concentrate costs, and a shift in package mix. Package mix changes were driven by shifts to higher priced products as a result of volume growth in our non-carbonated beverage portfolio. Cost of goods sold per unit increased 3.4 percent in the first quarter of 2006 compared to the same period in 2005.

        In the U.S., cost of goods sold increased $37.9 million, or 7.8 percent, to $524.1 million in the second quarter of 2006 from $486.2 million in the prior year second quarter. Cost of goods sold per unit increased 3.7 percent in the U.S., primarily due to price increases in concentrate and packaging, including aluminum and resin, higher fuel costs, and the shift to more expensive non-carbonated beverage packages.

        In Central Europe, cost of goods sold increased $8.3 million, or 14.4 percent, to $66.1 million in the second quarter of 2006, compared to $57.8 million in the prior year second quarter. Cost of goods sold increased due to volume growth of 11.4 percent and higher concentrate prices, offset partly by the favorable impact of foreign currency translation of $0.9 million. Cost of goods sold per unit moderated in the second quarter of 2006 compared to the prior year as the markets in which we operate have fully transitioned from the impact of the accession to the European Union (“EU”) in May 2004. The prior year cost of goods sold per unit figure reflected the sharp increase in costs after the EU accession.

        In the Caribbean, cost of goods sold increased $0.9 million, or 2.0 percent, to $45.5 million in the second quarter of 2006, compared to $44.6 million in the second quarter of 2005. The increase was mainly driven by an increase in cost of goods sold per unit of 6.6 percent, offset partly by a volume decline of 4.4 percent. The cost of goods sold per unit increased due to a mix shift into non-carbonated beverages as well as increases in the prices for ingredients, including concentrate and sweeteners.

Contents

Selling, Delivery and Administrative Expenses

        Selling, delivery and administrative (“SD&A”) expenses and SD&A statistics for the second quarter of 2006 and 2005 were as follows (dollar amounts in millions):

SD&A Expenses	2006	2005	Change

U.S.	$252.1	$257.0	(1.9%	)
Central Europe	38.1	33.1	15.1%
Caribbean	14.8	14.1	5.0%

Worldwide	$305.0	$304.2	0.3%

SD&A as Percent of Net Sales	2006	2005

U.S.	28.3%	29.8%
Central Europe	34.0%	34.1%
Caribbean	24.2%	23.6%
Worldwide	28.6%	29.8%

        In the second quarter of 2006, SD&A increased $0.8 million, or 0.3 percent, to $305.0 million from $304.2 million in the comparable period of the previous year. As a percentage of net sales, SD&A expenses decreased to 28.6 percent in the second quarter of 2006, compared to 29.8 percent in the prior year second quarter.

        In the U.S., SD&A expenses decreased $4.9 million, or 1.9 percent, to $252.1 million in the second quarter of 2006, compared to $257.0 million in the prior year second quarter. The decrease in SD&A expenses in the second quarter of 2006 was due to lower costs for employee compensation and benefits, driven by a $3.7 million benefit recorded as a result of a change in our estimate of healthcare costs and a $5.4 million benefit from lower medical spending. In addition, workers’ compensation costs were lower in the second quarter of 2006. This decrease was partly offset by higher fuel costs, a fixed asset charge of $4.8 million for marketing and merchandising equipment, and stock option expense related to the adoption of SFAS No. 123(R). In the first half of 2005, we recorded a $1.4 million expense due to the early termination of the building lease for our corporate headquarters in Rolling Meadows, Illinois.

        In Central Europe, SD&A expenses increased $5.0 million in the second quarter of 2006 compared to the prior year second quarter. The increase was driven by higher advertising and marketing expenses, mostly related to efforts surrounding the World Cup soccer tournament. In addition, transportation costs were higher in the second quarter of 2006 due to an increase in direct selling efforts and higher fuel costs. Foreign currency translation had an unfavorable impact of $0.1 million in the second quarter of 2006. SD&A expenses in the second quarter of 2005 included a $1.1 million gain from the sale of a facility in Hungary.

        In the Caribbean, SD&A expenses increased $0.7 million, or 5.0 percent, to $14.8 million in the second quarter of 2006 from $14.1 million in the prior year second quarter. SD&A expenses as a percentage of net sales increased to 24.2 percent in the second quarter of 2006 compared to 23.6 percent in the prior year second quarter.

Fructose Settlement

        In the second quarter of 2005, we recorded a gain of $13.3 million related to initial proceeds from the settlement of a class action lawsuit. The lawsuit alleged price fixing related to high fructose corn syrup purchased from July 1, 1991 through June 30, 1995. The total proceeds of $16.6 million were received by the end of the third quarter of 2005.

Contents

Operating Income Operating income for the second quarter of 2006 and 2005 was as follows (dollar amounts in millions):

	2006	2005	Change

U.S.	$115.9	$132.7	(12.7%	)
Central Europe	7.7	6.1	26.2%
Caribbean	0.9	1.1	(18.2%	)

Worldwide	$124.5	$139.9	(11.0%	)

        Operating income decreased $15.4 million, or 11.0 percent, to $124.5 million in the second quarter of 2006, compared to $139.9 million in the prior year second quarter. This was primarily driven by the receipt of the fructose settlement proceeds in the second quarter of 2005.

        Operating income in the U.S. decreased $16.8 million to $115.9 in the second quarter of 2006 from $132.7 million in the second quarter of 2005. The second quarter of 2005 included $13.3 million of fructose settlement income. The remaining decrease was due to higher raw material costs and the negative impact of package mix shift, partly offset by lower SD&A expenses.

        Operating income in Central Europe increased $1.6 million to $7.7 million in the second quarter of 2006, compared $6.1 million in the prior year second quarter, due primarily to volume growth.

        Operating income in the Caribbean declined to $0.9 million in the second quarter of 2006, $0.2 million lower than the operating income of $1.1 million in the prior year second quarter, due to a decrease in volume and higher raw material costs.

Interest Expense and Other Expenses

        Net interest expense decreased $1.7 million in the second quarter of 2006 to $24.4 million, compared to $26.1 million in the second quarter of 2005. Interest expense in the second quarter of 2005 included a $5.6 million loss related to the early extinguishment of debt and $1.5 million of interest income related to a real estate tax appeals refund on a previously sold parcel of land. Excluding these items, net interest expense increased due to higher interest rates on floating rate debt and higher overall debt levels.

        We recorded other expense, net, of $2.1 million in the second quarter of 2006 compared to other income, net, of $1.3 million reported in the second quarter of 2005. Other expense, net, for the second quarter of 2006 included foreign currency transaction losses of $0.3 million in the current quarter compared to foreign currency transaction losses of $1.5 million in the previous year’s second quarter. In addition, the second quarter of 2005 included income of $4.1 million associated with the property tax refund related to a previously sold parcel of land.

Income Taxes

        The effective income tax rate, which is income tax expense expressed as a percentage of income before income taxes, was 38.0 percent for the second quarter of 2006, compared to 36.9 percent in the second quarter of 2005. The effective income tax rate was impacted by the mix of our international operations. In addition, we recorded a $0.9 million benefit in the second quarter of 2005 due to a state income tax law change in Ohio.

Equity in Net Earnings of Nonconsolidated Companies

        In June 2005, we acquired a 49 percent minority interest in Quadrant-Amroq Bottling Company Limited, the Pepsi bottler in Romania with distribution rights in Moldova. Equity in net earnings of nonconsolidated companies was $4.2 million in the second quarter of 2006. Since we record equity earnings on a one-month lag basis, no equity earnings were reflected in the Condensed Consolidated Statement of Income for the second quarter of 2005.

        On July 3, 2006, we acquired the remaining 51 percent of QABCL. We anticipate that this acquisition will be accretive to earnings.

Contents

Net Income

        Net income decreased $7.6 million to $65.0 million in the second quarter of 2006, compared to $72.6 million in the second quarter of 2005. The discussion of our operating results, included above, explains the decrease in net income.

RESULTS OF OPERATIONS 2006 FIRST HALF COMPARED WITH 2005 FIRST HALF

Volume Sales volume growth (decline) for the first half of 2006 and 2005 was as follows:

	2006		2005

U.S.	1.1%		7.3%
Central Europe	7.6%		1.8%
Caribbean	(0.5%	)	14.3%

Worldwide	1.9%		6.9%

        Worldwide volume in the first half of 2006 increased 1.9 percent compared to the same period in 2005. The increase in worldwide volume was attributed to volume increases of 1.1 percent in the U.S. and 7.6 percent in Central Europe. This was partly offset by the 0.5 percent volume decline in the Caribbean. We anticipate worldwide volume growth for the full year to be approximately two to three percent compared to the prior year on a constant territory basis.

        In the first half of 2006, U.S. volume grew 1.1 percent compared to the same period in fiscal year 2005. We managed our overall net pricing to remain competitive in the marketplace, while also finding a balance to grow volume. We used promotional efforts for our take-home carbonated soft drink package and leveraged new delivery methods for our warehouse channel to grow Aquafina volume. Non-carbonated beverages grew approximately 27 percent in the first half of 2006, driven by the growth in Trademark Aquafina of approximately 39 percent. Our continued focus on non-carbonated beverage sales coupled with product line expansions and innovation are anticipated to drive volume during the balance of fiscal year 2006. We believe that through increased promotional activity and innovation, appropriate pricing levels, and continued focus on growth channels during the balance of fiscal year 2006, we will be able to maintain the one to two percent domestic volume growth target that we anticipated at the beginning of the year.

        Total volume in Central Europe increased 7.6 percent in the first half of 2006 compared to the same period in fiscal year 2005. The 11 percent increase in carbonated soft drink volume reflected strong growth in Trademark Slice and Trademark Pepsi. Non-carbonated beverage growth of 9 percent in the second quarter of 2006 was driven by double-digit growth in Lipton products and the juice category, which includes Tropicana and Toma.

        Volume in the Caribbean decreased 0.5 percent in the first half of 2006 compared to the same period last year and was driven by a two percent decline in carbonated soft drinks. As previously discussed in the second quarter analysis, the business environment in Puerto Rico and Jamaica contributed to this decline. A decline in carbonated soft drinks was mostly offset by the growth in non-carbonated beverages. The water category grew approximately 21 percent in the first half of 2006 due to strong contributions from Trademark Aquafina and Essential. All other non-carbonated beverages grew approximately 11 percent driven by contributions from Tropicana juice drinks, energy drinks and Gatorade.

Contents

Net Sales Net sales and net pricing statistics for the first half of 2006 and 2005 were as follows (dollar amounts in millions):

Net Sales	2006	2005	Change

U.S.	$1,620.5	$1,574.6	2.9%
Central Europe	180.3	167.1	7.9%
Caribbean	112.9	107.1	5.4%

Worldwide	$1,913.7	$1,848.8	3.5%

Net Pricing Growth	2006	2005

U.S.	1.3%	3.5%
Central Europe	0.9%	10.6%
Caribbean	6.0%	3.3%

Worldwide	1.2%	4.4%

        Net sales increased $64.9 million, or 3.5 percent, to $1,913.7 million in the first half of 2006 compared to $1,848.8 million the first half of 2005. The increase was driven primarily by increased worldwide net pricing of 1.2 percent and volume growth in the U.S. and Central Europe. We anticipate that worldwide net pricing will grow 1 to 2 percent in fiscal year 2006 as compared to the prior year on a constant territory basis.

        Net sales in the U.S. for the first half of 2006 increased $45.9 million, or 2.9 percent, to $1,620.5 million from $1,574.6 million in the first half of 2005. The increase was primarily the result of volume growth and an increase in net pricing. The moderate increase in net pricing was driven by price increases offset partly by package mix. Unfavorable market reaction to higher net pricing in the first quarter of 2006 required a reduction to our net selling price toward the end of the first quarter that continued throughout the second quarter of 2006. The market reacted favorably to decreases in net pricing, which led to the volume growth experienced in the second quarter of 2006.

        Net sales in Central Europe for the first half of 2006 increased $13.2 million, or 7.9 percent, to $180.3 million from $167.1 million in the first half of 2005. The increase reflected growth in volume and higher net pricing, offset partly by unfavorable foreign currency translation of $2.9 million. Net pricing increased primarily due to growth in the single-serve package as well as a higher rate.

        Net sales in the Caribbean increased $5.8 million, or 5.4 percent, in the first half of 2006 to $112.9 million from $107.1 million in the prior year first half. The increase was driven by an increase in net pricing of 6.0 percent.

Cost of Goods Sold

        Cost of goods sold and cost of goods sold per unit statistics for the first half of 2006 and 2005 were as follows (dollar amounts in millions):

Cost of Goods Sold	2006	2005	Change

U.S.	$941.9	$885.0	6.4%
Central Europe	110.3	102.7	7.4%
Caribbean	84.2	80.0	5.3%

Worldwide	$1,136.4	$1,067.7	6.4%

Cost of Goods Sold per Unit	2006	2005
Increase

U.S.	4.5%	2.9%
Central Europe	0.3%	20.0%
Caribbean	6.1%	5.1%
Worldwide	3.9%	4.9%

Contents

        Cost of goods sold increased $68.7 million, or 6.4 percent, to $1,136.4 million in the first half of 2006 from $1,067.7 million in the first half of 2005. This increase was driven primarily by higher raw material costs, including concentrate costs, and a mix shift into our higher cost non-carbonated beverage portfolio. Cost of goods sold per unit increased 3.9 percent in the first half of 2006 compared to the same period in 2005. Overall, we expect that cost of goods sold per unit will grow approximately 4 percent during fiscal year 2006 as compared to the prior year on a constant territory basis.

        In the U.S., cost of goods sold increased $56.9 million, or 6.4 percent, to $941.9 million in the first half of 2006 from $885.0 million in the prior year first half. Cost of goods sold per unit increased 4.5 percent in the U.S., due to price increases in concentrate costs, aluminum and fuel and an increase in sales of non-carbonated beverages, which have higher package costs.

        In Central Europe, cost of goods sold increased $7.6 million, or 7.4 percent, to $110.3 million in the first half of 2006, compared to $102.7 million in the prior year first half of 2006. Cost of goods sold increased due to volume growth of 7.6 percent and higher concentrate prices offset partly by the favorable impact on foreign currency translation of $1.6 million.

        In the Caribbean, cost of goods sold increased $4.2 million, or 5.3 percent, to $84.2 million in the first half of 2006, compared to $80.0 million in the first half of 2005. The increase was mainly driven by an increase in cost of goods sold per unit. The cost of goods sold per unit increased due to increases in the prices for ingredients, including concentrate and sweeteners.

Selling, Delivery and Administrative Expenses

        Selling, delivery and administrative expenses ("SD&A) and SD&A statistics for the first half of 2006 and 2005 were as follows (dollar amounts in millions):

SD&A Expenses	2006	2005	Change

U.S.	$505.0	$503.1	0.4%
Central Europe	71.1	66.1	7.6%
Caribbean	28.8	27.7	4.0%

Worldwide	$604.9	$596.9	1.3%

SD&A as Percent of Net Sales	2006	2005

U.S.	31.2%	32.0%
Central Europe	39.4%	39.6%
Caribbean	25.5%	25.9%
Worldwide	31.6%	32.3%

        In the first half of 2005, SD&A expenses increased $8.0 million, or 1.3 percent, to $604.9 million from $596.9 million in the comparable period of the previous year. As a percentage of net sales, SD&A expenses decreased to 31.6 percent in the first half of 2006, compared to 32.3 percent in the prior year first half. The decrease in SD&A expenses as a percentage of net sales was primarily attributed to lower operating costs achieved in the U.S. and Central Europe associated with the cost reduction programs implemented during fiscal year 2004 and the first quarter of 2005. We expect an increase of approximately 2 to 3 percent in SD&A expenses for fiscal year 2006 compared to fiscal year 2005 on a constant territory basis.

        In the U.S., SD&A expenses increased $1.9 million, or 0.4 percent, to $505.0 million in the first half of 2006, compared to $503.1 million in the prior year first half. The increase was due to in part to higher fuel costs and stock option expense related to the adoption of SFAS No. 123(R). In addition, we recorded a fixed asset charge of $4.8 million in the first half of 2006 for marketing and merchandising equipment. These higher costs were partly offset by lower workers’ compensation costs and lower costs for employee compensation and benefits, driven by a $3.7 million benefit recorded as a result of a change in our estimate of healthcare costs and a $5.4 million benefit from lower medical spending. In the first half of 2005, we recorded a $1.4 million expense due to the early termination of the building lease for our corporate headquarters in Rolling Meadows, Illinois. SD&A expenses as a percentage of net sales decreased to 31.2 percent in the first half of 2006 compared to 32.0 percent in the prior year first half.

Contents

        In Central Europe, SD&A expenses increased $5.0 million, or 7.6 percent, to $71.1 million from $66.1 million in the prior year first half. The increase in SD&A expenses was related to volume growth during the first half of 2006. Foreign currency translation provided a $1.8 million benefit to SD&A expenses during the first half of 2006. In the first half of 2005, SD&A expenses included a $1.1 million gain from the sale of a facility in Hungary.

        In the Caribbean, SD&A expenses increased $1.1 million, or 4.0 percent, to $28.8 million in the first half of 2006 from $27.7 million in the prior year first half. SD&A expense as a percentage of net sales was 25.5 percent in the first half of 2006, a decline from 25.9 percent in the prior year, which reflected our continued emphasis on cost control.

Fructose Settlement

        In the first half of 2005, we recorded a gain of $13.3 million related to initial proceeds from the settlement of a class action lawsuit. The lawsuit alleged price fixing related to high fructose corn syrup purchased from July 1, 1991 through June 30, 1995. The total proceeds of $16.6 million were received by the end of the third quarter of 2005.

Special Charges

        In the first half of 2006, we recorded special charges of $2.2 million in Central Europe primarily related to a reduction in the workforce. These special charges were primarily for severance costs and related benefits. Special charges of $2.5 million were recorded in the first half of 2005 in Central Europe primarily for severance costs and related benefits and asset write-downs.

Operating Income (Loss)

        Operating income (loss) for the first half of 2006 and 2005 was as follows (dollar amounts in millions):

	2006	2005	Change

U.S.	$173.6	$199.8	(13.1%	)
Central Europe	(3.3)	(4.2)	21.4%
Caribbean	(0.1)	(0.6)	83.3%

Worldwide	$170.2	$195.0	(12.7%	)

        Worldwide operating income decreased $24.8 million, or 12.7 percent, to $170.2 million in the first half of 2006, compared to $195.0 million in the prior year first half. This was driven by operating performance in the U.S. and the receipt of fructose settlement proceeds in the first half of 2005.

        Operating income in the U.S. decreased $26.2 million, or 13.1 percent, to $173.6 million in the first half of 2006 compared to $199.8 million in the same period in 2005. The first half of 2005 included $13.3 million of fructose settlement income. The remaining decline in U.S. operating income was attributed to higher cost of goods sold and a shift in our package mix to less profitable products, partly offset by volume growth.

        The operating loss in Central Europe improved $0.9 million to $3.3 million in the first half of 2006, compared to an operating loss of $4.2 million in the prior year first half, due mainly to volume growth. The impact of foreign currency translation benefited operating results in Central Europe by approximately $0.5 million.

        The operating performance in the Caribbean improved by $0.5 million with an operating loss of $0.1 million in the first half of 2006 compared to an operating loss of $0.6 million in the prior year. The increase in net pricing contributed to this improvement.

Interest Expense and Other Expenses

        Net interest expense increased $2.3 million in the first half of 2006 to $47.5 million, compared to $45.2 million in the first half of 2005. This increase was due primarily to higher interest rates on floating rate debt and higher overall debt levels. Interest expense in the first half of 2005 included a $5.6 million loss related to the early extinguishment of debt, partly offset by the receipt of $1.5 million of interest income related to a real estate tax appeals refund on a previously sold parcel of land.

Contents

        We recorded other expense, net, of $3.9 million in the first half of 2006 compared to $1.4 million reported in the first half of 2005. Other expense, net, for the first half of 2006 included foreign currency transaction losses of $0.6 million. Other expense, net, for the first half of 2005 included foreign currency transaction losses of $2.8 million and income of $4.1 million associated with the property tax refund related to a previously sold parcel of land.

Income Taxes

        The effective income tax rate, which is income tax expense expressed as a percentage of income before income taxes, was 38.0 percent for the first half of 2006, compared to 37.1 percent in the first half of 2005. The increase in the rate was impacted by the mix of our international operations. In addition, the first half of 2005 included a $0.9 million benefit from a state income tax law change in Ohio.

Equity in Net Earnings of Nonconsolidated Companies

        Equity in net earnings of nonconsolidated companies was $5.4 million in the first half of 2006. A 49 percent interest in QABCL was acquired in June 2005 and equity earnings are recorded on a one-month lag basis; therefore, no equity earnings were reflected in the Condensed Consolidated Statement of Income for the first half of 2005.

        On July 3, 2006, we acquired the remaining 51 percent of QABCL. We anticipate that this acquisition will be accretive to earnings.

Net Income

        Net income decreased $14.3 million to $79.1 million in the first half of 2006, compared to $93.4 million in the first half of 2005. The discussion of our operating results, included above, explains the decrease in net income.

LIQUIDITY AND CAPITAL RESOURCES

        Operating Activities. Net cash provided by operating activities decreased by $108.6 million to $85.0 million in the first half of 2006, compared to $193.6 million in the first half of 2005. This decrease was mainly attributed to a lower benefit from changes in primary working capital due to timing of cash flows. Primary working capital is comprised of inventory, accounts payable and accounts receivable, excluding securitized receivables. The changes in primary working capital are expected to reverse in the second half of 2006 and benefit our cash flow from operating activities. Additionally impacting net cash provided by operating activities was the unfavorable year-over-year timing of payments to our pension plans, the receipt of a federal income tax refund of $13.3 million in the first quarter of 2005, and the impact of excess tax benefits for share-based compensation arrangements.

        Investing Activities. Investing activities in the first half of 2006 included capital investments of $89.2 million which were $25.0 million higher than the prior year period primarily due to the timing of our fleet and machinery spending. The increase in capital investments was in line with our expectations, as we anticipate our fiscal year 2006 capital spending to be approximately $170 million to $180 million, comparable to fiscal year 2005. We expect capital spending to be consistent in both the first and second half of fiscal year 2006, which differs from fiscal year 2005 when a large portion of capital spending occurred in the fourth quarter.

        Financing Activities. Our total debt increased $183.3 million to $1,759.6 million at the end of the first half of 2006, from $1,576.3 million at the end of fiscal year 2005. In the first half of 2006, we paid $134.7 million at maturity of the 6.5 percent notes and 5.95 percent notes, both due February 2006.

        In the first half of 2006, we issued $250 million of notes due May 2011 with a coupon rate of 5.625 percent. Net proceeds from this issuance were $247.4 million, which included a reduction for discount and issuance costs. The proceeds from the issuance were used primarily to repay our commercial paper obligations and for other general corporate purposes.

Contents

        On June 6, 2006, we entered into a new five-year, $600 million unsecured revolving credit facility. The facility is for general corporate purposes, including commercial paper backstop, and it is required by our credit rating agencies. It replaces our previous five-year, $500 million credit facility on substantially similar terms. It is our policy to maintain committed bank facility backup financing for our commercial paper program. Accordingly, we have a total of $600 million available under the commercial paper program and revolving credit facility combined. We had $219.0 million of commercial paper borrowings at the end of the first half of 2006, compared to $141.5 million at the end of fiscal year 2005.

        During the first half of 2006, we repurchased 6.3 million shares of our common stock for $150.7 million. During the first half of 2005, we repurchased 5.6 million shares for $127.8 million. The issuance of common stock, including treasury shares, for the exercise of stock options resulted in cash inflows of $19.5 million in the first half of 2006, compared to $45.7 million in the first half of 2005.

        Our Board of Directors has declared quarterly dividends of $0.125 per share on PepsiAmericas common stock for the first and second quarters of 2006. The second quarter dividend was payable July 3, 2006 to shareholders of record on June 15, 2006. We paid cash dividends of $16.7 million in the first half 2006 based on this quarterly cash dividend rate. We also paid $11.2 million in the first quarter of 2006 related to dividends that were declared in the fourth quarter of 2005, but not paid until 2006. In the first half of 2005, we paid cash dividends of $23.4 million based on a quarterly dividend rate of $0.085 per share.

        See the Annual Report on Form 10-K for fiscal year 2005 for a summary of our contractual obligations as of the end of fiscal year 2005. There were no significant changes to such contractual obligations in the first half of 2006. We believe that our operating cash flows are sufficient to fund our existing operations and contractual obligations for the foreseeable future. In addition, we believe that our operating cash flows, available lines of credit, and the potential for additional debt and equity offerings will provide sufficient resources to fund our future growth and expansion. There are a number of options available to us and we continue to examine the optimal uses of our cash, including reinvesting in our existing business, acquisitions with an appropriate economic return and repurchasing our stock.

        Discontinued operations. We continue to be subject to certain indemnification obligations, net of insurance, under agreements related to previously sold subsidiaries, including indemnification expenses for potential environmental and tort liabilities of these former subsidiaries. There is significant uncertainty in assessing our potential expenses for complying with our indemnification obligations, as the determination of such amounts is subject to various factors, including possible insurance recoveries and the allocation of liabilities among other potentially responsible and financially viable parties. Accordingly, the ultimate settlement and timing of cash requirements related to such indemnification obligations may vary significantly from the estimates included in our financial statements. At the end of the first half of 2006, we had recorded $74.1 million in liabilities for future remediation and other related costs arising out of our indemnification obligations. This amount excludes possible insurance recoveries and is determined on an undiscounted cash flow basis. In addition, we have funded coverage pursuant to an insurance policy purchased in fiscal year 2002 (see Note 13 to the Condensed Consolidated Financial Statements), which reduces the cash required to be paid by us for certain environmental sites pursuant to our indemnification obligations. The Finite Funding amount recorded was $15.0 million at the end of the first half of 2006, of which $3.5 million is expected to be recovered in 2006 based on our expenditures, and thus, is included as a current asset.

        During the first half of 2006 and 2005, we paid approximately $3.6 million and $4.2 million, respectively, related to such indemnification obligations, net of insurance settlements of $2.3 million and $0.8 million, respectively, as well as the benefit of taxes. We expect to spend approximately $20 million in fiscal year 2006 for remediation and other related costs, excluding possible insurance recoveries and the benefit of income taxes (see Note 13 to the Condensed Consolidated Financial Statements for further discussion of discontinued operations and related environmental liabilities).

RELATED PARTY TRANSACTIONS

        We are a licensed producer and distributor of PepsiCo branded carbonated and non-carbonated soft drinks and other non-alcoholic beverages in the U.S., Central Europe and the Caribbean. We operate under exclusive franchise agreements with soft drink concentrate producers, including “master” bottling and fountain syrup agreements with PepsiCo, Inc. for the manufacture, packaging, sale and distribution of PepsiCo branded products. The franchise agreements exist in perpetuity and contain operating and marketing commitments and conditions for termination. As of the end of the first half of 2006, PepsiCo beneficially owned approximately 44 percent of PepsiAmericas’ outstanding common stock.

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

Contents

Commodity Prices

        The risk from commodity price changes relates to our ability to recover higher product costs through price increases to customers, which may be limited due to the competitive pricing environment that exists in the soft drink business. We use derivative financial instruments to hedge price fluctuations for a portion of anticipated purchases of certain commodities used in our operations, including aluminum and diesel fuel. Due to the high correlation between such commodity prices and our cost of these products, we consider these hedges to be highly effective. As of the end of the first half of 2006, we have hedged a portion of our anticipated aluminum purchases through November 2006, and we have hedged a portion of our anticipated bulk diesel fuel purchases through December 2006.

Interest Rates

        In the first half of 2006, the risk from changes in interest rates was not material to our operations because a significant portion of our debt issues represented fixed rate obligations. At the end of the first half of 2006, approximately twenty percent of our debt issues were variable rate obligations. Our floating rate exposure relates to changes in the six-month London Interbank Offered Rate (“LIBOR”) rate and the federal funds rate. Assuming consistent levels of floating rate debt with those held at the end of the first half of 2006, a 50 basis-point (0.5 percent) change in each of these rates would not have had a significant impact on our second quarter and first half of 2006 interest expense. We had cash equivalents throughout the first half of 2006, principally invested in money market funds, which were most closely tied to overnight Federal Funds rates. Assuming a 50 basis-point change in the rate of interest associated with our cash equivalents at the end of the first half of 2006, interest income for the second quarter and first half of 2006 would not have changed by a significant amount.

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

        Based on net sales, non-U.S. operations represented approximately 16 percent and 15 percent of our total operations in the second quarter and first half of 2006, respectively. Changes in currency exchange rates impact the translation of the non-U.S. operations’ results from their local currencies into U.S. dollars. If the currency exchange rates had changed by ten percent in the second quarter and first half of 2006, we estimate the impact on reported operating income for those periods would not have been significant. Our estimate reflects the fact that a portion of the non-U.S. operations costs are denominated in U.S. dollars, including concentrate purchases. This estimate does not take into account the possibility that rates can move in opposite directions and that gains in one category may or may not be offset by losses from another category.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of July 1, 2006, our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the quarter ended July 1, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Contents

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

No new legal proceedings and no material changes to previously reported legal proceedings to be reported for the second quarter of 2006.

Item 1A.	Risk Factors.

There have been no material changes with respect to the risk factors disclosed in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Our share repurchase program activity for each of the three months and the quarter ended July 2, 2005 was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Share Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 2, - April 29, 2006	1,210,500	$24.29	28,296,100	11,703,900
April 30, - May 27, 2006	1,185,100	22.94	29,481,200	10,518,800
May 28, - July 1, 2006	684,300	21.93	30,165,500	9,834,500

For the Quarter Ended July 1, 2006	3,079,900	23.25

(1)	Represents shares purchased in open-market transactions pursuant to our publicly announced repurchase program

(2)	Includes commissions of $0.02 per share.

(3)	On July 21, 2005, we announced that our Board of Directors authorized the repurchase of 20 million additional shares under a previously authorized repurchase program. This repurchase authorization does not have a scheduled expiration date.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	We held our Annual Meeting of Shareholders on April 27, 2006.

(b)	Election of Directors

The following persons, who together constitute all of the members of our Board of Directors, were elected at the Annual Meeting of Shareholders to serve as directors for the ensuing year:

Herbert M. Baum	Jarobin Gilbert, Jr.
Richard G. Cline	James R. Kackley
Pierre S. du Pont	Matthew M. McKenna
Archie R. Dykes	Robert C. Pohlad

Contents

(c)	Matters Voted Upon

Proposal 1: Election of Directors

The following votes were recorded with respect to this proposal:

	Votes For	Votes Withheld

Herbert M. Baum	122,757,450	1,626,039
Richard G. Cline	122,798,232	1,585,257
Pierre S. du Pont	122,792,367	1,591,122
Archie R. Dykes	122,783,697	1,599,792
Jarobin Gilbert, Jr.	122,822,173	1,561,316
James R. Kackley	123,745,329	638,160
Matthew M. McKenna	122,839,351	1,544,138
Robert C. Pohlad	122,822,913	1,560,576

Proposal 2: Ratification of Appointment of Independent Registered Public Accountants

The following votes were recorded with respect to the ratification of the appointment of KPMG LLP as independent registered public accountants to audit our financial statements for fiscal year 2006:

Votes for	123,909,263
Votes against	396,815
Votes abstaining	77,411
Broker non-votes	–

         Proposal 3: Shareholder Proposal - Election of Directors by Majority of Shareholders

The following votes were recorded with respect to a proposed amendment to our governance document to provide that director nominees be elected by the affirmative vote of the majority of votes cast rather than a plurality of votes cast:

Votes for	32,411,854
Votes against	86,101,108
Votes abstaining	309,668
Broker non-votes	5,560,859

(d).	Not applicable

Item5.	Other Information

(a)	Item 8.01. Other Events. On July 13, 2006, our Board of Directors declared a dividend of $0.125 per share on PepsiAmericas common stock. The dividend is payable October 2, 2006 to shareholders of record on September 15, 2006. Our Board of Directors reviews the dividend policy on a quarterly basis.

(b)	Not applicable.

Item 6.	Exhibits

See "Exhibit Index."

Contents

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2006	PEPSIAMERICAS, INC.

By: /s/ ALEXANDER H. WARE
Alexander H. Ware. Executive Vice President and Chief Financial Officer (As Chief Accounting Officer and Duly Authorized Officer of PepsiAmericas, Inc.)

Contents

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

4	Form of Debt Security (incorporated by reference to the Company's Form 8-K (File No. 001-15019) filed May 24, 2006).

10.1	Underwriting Agreement by and among PepsiAmericas, Inc., Banc of America Securities LLC, J.P. Morgan Securities Inc., Citigroup Global Markets Inc., BNP Paribas Securities Corp., Wachovia Capital Markets, LLC, Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Wells Fargo Brokerage Services, LLC, dated May 23, 2006 (incorporated by reference to the Company's Form 8-K (File No. 001-15019) filed May 24, 2006).

10.2	U.S. $600,000,000 Five Year Credit Agreement, dated as of June 6, 2006, among PepsiAmericas, Inc. as borrower, certain initial lenders and initial issuing banks, JPMorgan Chase Bank, N.A., as syndication agent, Bank of America, N.A. and Wachovia Bank, National Association, as documentation agents, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as joint lead arrangers, and Citibank, N.A., as agent for the lenders (incorporated by reference to the Company's Form 8-K (File No. 001-15019) filed June 8, 2006).

10.3	Rule 10b5-1 Trading Plan between PepsiAmericas, Inc. and Banc of America Securities LLC, dated May 23, 2005 (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-15019) filed May 23, 2005).

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

