Form 10-Q
period 2006-09-30
PEPSIAMERICAS INC/IL/
filed 2006-11-03
CIK 1084230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___to ___
Commission File Number 001-15019
PEPSIAMERICAS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-6167838

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4000 Dain Rauscher Plaza, 60 South Sixth Street
Minneapolis, Minnesota	55402

(Address of principal executive offices)	(Zip Code)
(612) 661-4000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer ☐
Indicate by check mark whether the registrant is shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐  No☑
As of October 27, 2006, the Registrant had 129,044,554 outstanding shares of common stock, par value $0.01 per share, the Registrant’s only class of common stock.

PEPSIAMERICAS, INC.
FORM 10-Q
THIRD QUARTER 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
PEPSIAMERICAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and in millions, except per share data)

	Third Quarter		First Nine Months
	2006	2005	2006	2005

Net sales	$1,064.2	$982.9	$2,977.9	$2,831.7
Cost of goods sold	630.6	569.8	1,767.0	1,637.5

Gross profit	433.6	413.1	1,210.9	1,194.2
Selling, delivery and administrative expenses	323.6	293.6	928.5	890.5
Fructose settlement income	—	1.8	—	15.1
Special charges, net	—	—	2.2	2.5

Operating income	110.0	121.3	280.2	316.3
Interest expense, net	27.0	22.3	74.5	67.5
Other expense, net	0.1	1.9	4.0	3.3

Income before income taxes and equity in net earnings of nonconsolidated companies	82.9	97.1	201.7	245.5
Income taxes	30.0	36.6	75.1	91.6
Equity in net earnings of nonconsolidated companies	0.2	3.2	5.6	3.2

Net income	$53.1	$63.7	$132.2	$157.1

Weighted average common shares:
Basic	126.6	134.2	128.2	135.7
Incremental effect of stock options and awards	1.8	2.5	2.0	2.4

Diluted	128.4	136.7	130.2	138.1

Earnings per share:
Basic	$0.42	$0.47	$1.03	$1.16
Diluted	0.41	0.47	1.02	1.14

Cash dividends declared per share	$0.125	$0.085	$0.375	$0.255
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PEPSIAMERICAS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions)

	End of	End of
	Third Quarter	Fiscal Year
	2006	2005
ASSETS:
Current assets:
Cash and cash equivalents	$154.4	$116.0
Receivables, net	294.2	213.8
Inventories:
Raw materials and supplies	94.5	88.2
Finished goods	139.3	106.0

Total inventories	233.8	194.2
Other current assets	75.9	74.2

Total current assets	758.3	598.2
Property and equipment	2,534.0	2,387.0
Accumulated depreciation	(1,402.5)	(1,272.9)

Net property and equipment	1,131.5	1,114.1
Goodwill	2,019.6	1,859.0
Intangible assets, net	302.7	301.1
Other assets	120.4	181.4

Total assets	$4,332.5	$4,053.8

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Short-term debt, including current maturities of long-term debt	$287.8	$290.4
Payables	249.7	208.4
Other current liabilities	228.2	223.2

Total current liabilities	765.7	722.0
Long-term debt	1,541.7	1,285.9
Deferred income taxes	243.7	245.1
Other liabilities	226.9	231.5

Total liabilities	2,778.0	2,484.5

Shareholders’ equity:
Preferred stock ($0.01 par value, 12.5 million shares authorized; no shares issued)	—	—
Common stock ($0.01 par value, 350 million shares authorized; 137.6 million shares issued - 2006 and 2005)	1,279.4	1,267.1
Retained income	515.4	432.0
Unearned stock-based compensation	—	(16.5)
Accumulated other comprehensive loss	(11.7)	(25.1)
Treasury stock, at cost (10.7 million shares - 2006 and 4.6 million shares - 2005)	(228.6)	(88.2)

Total shareholders’ equity	1,554.5	1,569.3

Total liabilities and shareholders’ equity	$4,332.5	$4,053.8

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PEPSIAMERICAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	First Nine Months
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$132.2	$157.1
Adjustments to reconcile to net cash provided by operating activities of continuing operations:
Depreciation and amortization	146.2	139.8
Deferred income taxes	3.5	(3.8)
Special charges, net	2.2	2.5
Cash outlays related to special charges	(2.0)	(1.2)
Loss on extinguishment of debt	—	5.6
Pension contributions	(10.0)	(6.7)
Gain on sale of investment	(0.9)	—
Equity in net earnings of nonconsolidated companies	(5.6)	(3.2)
Excess tax benefits from shared-based payment arrangements	(6.4)	—
Other	14.8	21.7
Changes in assets and liabilities, exclusive of acquisitions:
Increase in receivables	(62.7)	(17.5)
Increase in inventories	(25.0)	(18.1)
Increase in payables	15.6	1.3
Net change in other assets and liabilities	25.1	34.5

Net cash provided by operating activities of continuing operations	227.0	312.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Franchises and companies acquired, net of cash acquired	(88.5)	(354.6)
Capital investments	(127.7)	(98.4)
Purchase of equity investment	—	(51.0)
Proceeds from the sale of investment	0.9	—
Proceeds from sales of property	6.8	3.4

Net cash used in investing activities	(208.5)	(500.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings of short-term debt	84.6	52.9
Proceeds from issuance of long-term debt	247.4	793.3
Repayment of long-term debt	(134.7)	(457.0)
Treasury stock purchases	(150.7)	(196.1)
Excess tax benefits from share-based payment arrangements	6.4	—
Issuance of common stock	23.0	59.6
Cash dividends	(43.3)	(23.6)

Net cash provided by financing activities	32.7	229.1

Net operating cash flows used in discontinued operations	(11.5)	(6.9)
Effects of exchange rate changes on cash and cash equivalents	(1.3)	1.3

Change in cash and cash equivalents	38.4	34.9
Cash and cash equivalents at beginning of fiscal year	116.0	74.9

Cash and cash equivalents at end of third quarter	$154.4	$109.8

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

Our fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31st. Our 2005 fiscal year contained 52 weeks and ended December 31, 2005. Our third quarter and first nine months of 2006 and 2005 were based on the thirteen and thirty-nine weeks ended September 30, 2006 and October 1, 2005, respectively. Due to the timing of the receipt of available financial information from Quadrant-Amroq Bottling Company Limited (“QABCL”), we record results from such operations on a one-month lag basis. Our business is seasonal; accordingly, the operating results and cash flow from operations of any individual quarter may not be indicative of a full year’s results.

Earnings per share. Basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share includes dilutive common stock equivalents, using the treasury stock method.

The following options and restricted stock awards were not included in the computation of diluted earnings per share because they were antidilutive:

	Third Quarter		First Nine Months
	2006	2005	2006	2005

Shares under options outstanding	1,338,700	471,410	—	471,410
Weighted-average exercise price per share	$22.63	$24.79	$—	$24.79

Shares under nonvested restricted stock awards	—	—	941,956	12,500
Weighted-average grant date fair value per share	$—	$—	$24.31	$24.83
Reclassifications. Certain amounts in the prior period Condensed Consolidated Financial Statements have been reclassified to conform to the current year’s presentation.

Recently Issued Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 becomes effective beginning in the first quarter of 2007. We are currently evaluating the impact SFAS No. 157 will have on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” We will be required to fully recognize the funded status associated with our defined benefit plans. We will also be required to measure our plans’ assets and liabilities as of the end of our fiscal year instead of our current measurement date of September 30. The recognition provisions of SFAS No. 158 will be effective as of the end of fiscal year 2006. The measurement date provisions will be effective as of the end of fiscal year 2008. We anticipate that the impact of adopting SFAS No. 158 will reduce total assets by approximately $45 million and reduce total liabilities by approximately $35 million, resulting in a reduction of shareholders’ equity of approximately $10 million with no impact to the Consolidated Statements of Income or Cash Flows. We do not anticipate that the impact of the measurement date provisions will have a material impact on our Consolidated Financial Statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB No. 108 is effective as of the end of fiscal year 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. We are currently evaluating the impact SAB No. 108 will have on our Consolidated Financial Statements upon adoption.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance regarding the financial statement recognition and measurement of a tax position either taken or expected to be taken in a tax return. It requires the recognition of a tax position if it is more likely than not that position would be sustained during an examination based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal year 2007. We are currently evaluating the impact FIN 48 will have on the Consolidated Financial Statements upon adoption.

2.	Special Charges

In the first nine months of 2006 and 2005, we recorded special charges in Central Europe of $2.2 million and $2.5 million, respectively. These special charges related to a reduction in the workforce, primarily for severance costs and related benefits.

The following table summarizes activity associated with the special charges (in millions):

	Beginning of	Special	Application		End of the
	Fiscal Year	Charges,	of Special	Other	Third Quarter
	2006	Net	Charges	Adjustments	of 2006

Employee related costs	$—	$2.0	$(1.9)	$—	$0.1
Lease terminations and other costs	—	0.1	(0.1)	0.1	0.1
Asset write-downs	—	0.1	(0.1)	—	—

Total accrued liabilities	$—	$2.2	$(2.1)	$0.1	$0.2

The total accrued liabilities remaining at the end of the third quarter of 2006 were comprised of deferred severance payments and certain employee benefits, lease obligations and other costs. We expect the remaining special charge liability of $0.2 million to be paid using cash from operations during the next twelve months; accordingly, such amounts are classified as “Other current liabilities” in the Condensed Consolidated Balance Sheet.

3.	Interest Expense, Net

Interest expense, net was comprised of the following (in millions):

	Third Quarter		First Nine Months
	2006	2005	2006	2005

Interest expense	$27.9	$22.8	$77.5	$70.4
Interest income	(0.9)	(0.5)	(3.0)	(2.9)

Interest expense, net	$27.0	$22.3	$74.5	$67.5

4.	Income Taxes

The effective income tax rate, which is income tax expense expressed as a percentage of income before income taxes, was 37.2 percent for the first nine months of 2006, compared to 37.3 percent in the first nine months of 2005. The effective income tax rate was favorably impacted by the mix of our international operations. In addition, we recorded a $0.9 million benefit in the second quarter of 2005 due to a state income tax law change in Ohio.

5.	Comprehensive Income

Comprehensive income was as follows (in millions):

	Third Quarter		First Nine Months
	2006	2005	2006	2005

Net income	$53.1	$63.7	$132.2	$157.1
Foreign currency translation adjustment	5.3	2.6	13.4	(21.3)
Net unrealized investment and hedging gains (losses)	3.3	0.3	—	(10.7)

Comprehensive income	$61.7	$66.6	$145.6	$125.1

Net unrealized investment and hedging gains (losses) are presented net of income tax expense of $2.0 million and $0.2 million in the third quarter of 2006 and 2005, respectively, and net of income tax benefit of $6.5 million in the first nine months of 2005.

6.	Goodwill and Intangible Assets

The changes in the carrying value of goodwill by geographic segment for the first nine months of 2006 were as follows (in millions):

		Central
	U.S.	Europe	Caribbean	Total

Balance at beginning of fiscal year 2006	$1,821.3	$21.2	$16.5	$1,859.0
Acquisitions	7.7	148.8	—	156.5
Purchase accounting adjustments	0.2	—	(0.3)	(0.1)
Foreign currency translation adjustment	—	4.2	—	4.2

Balance at end of third quarter of 2006	$1,829.2	$174.2	$16.2	$2,019.6

Intangible asset balances were as follows (in millions):

	End of Third	End of Fiscal
	Quarter of 2006	Year 2005
Intangible assets subject to amortization
Gross carrying amount
Franchise and distribution agreements	$3.3	$3.6
Customer relationships and lists	8.0	8.0
Other	2.9	0.5

Total	$14.2	$12.1
Accumulated amortization
Franchise and distribution agreements	$(0.8)	$(1.0)
Customer relationships and lists	(1.2)	(0.7)
Other	(0.5)	(0.3)

Total	$(2.5)	$(2.0)

Intangible assets subject to amortization, net	$11.7	$10.1

Intangible assets not subject to amortization:
Franchise and distribution agreements	$288.5	$288.5
Pension intangible assets	2.5	2.5

Intangible assets not subject to amortization	$291.0	$291.0

Total intangible assets, net	$302.7	$301.1

Total amortization expense was $0.3 million and $0.1 million in the third quarter of 2006 and 2005, respectively. Total amortization expense was $0.9 million and $0.2 million in the first nine months of 2006 and 2005, respectively.

In the first nine months of 2006, we acquired the remaining 51 percent interest in QABCL, resulting in an allocation of $148.8 million to goodwill. This preliminary allocation included the goodwill that was associated with the first step of the acquisition completed in fiscal year 2005. This initial investment was recorded under the equity method in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investment in Common Stock,” and this amount was previously recorded in “Other assets” on the Condensed Consolidated Balance Sheet. We are in the process of valuing the assets and liabilities acquired in connection with the acquisition. We anticipate that the valuation will be completed in the first quarter of 2007.

During the first nine months of 2006, we acquired Ardea Beverage Co., resulting in an allocation of $7.7 million to goodwill and $2.4 million to other intangibles. The process of valuing the assets, liabilities and intangibles acquired in connection with the Ardea acquisition was completed in the second quarter of 2006.

The decrease in gross carrying amount of franchise and distribution agreements and related accumulated amortization since the end of fiscal year 2005 reflected the write-off of fully amortized franchise rights for products we no longer distribute.

7.	Acquisitions

On July 3, 2006, we acquired the remaining 51 percent of the outstanding stock of QABCL for $81.9 million, net of $17.0 million cash acquired. We acquired $55.4 million of debt as part of the acquisition. QABCL is a holding company that, through subsidiaries, produces, sells and distributes Pepsi and other beverages throughout Romania with distribution rights in Moldova. On June 16, 2005, we had initially acquired 49 percent of the outstanding stock of QABCL for $51.0 million. The increased purchase price for the remainder of QABCL was due to the improved operating performance subsequent to the initial acquisition of our 49 percent minority interest. Due to the timing of the receipt of available financial information from QABCL, we record results from such operations on a one-month lag basis. Equity in net earnings of nonconsolidated companies was $0.2 million in the third quarter of 2006 and $3.2 million in the third quarter of 2005. Equity in net earnings of nonconsolidated companies was $5.6 million in the first nine months of 2006 compared to $3.2 million in the first nine months of 2005.

On January 23, 2006, we completed the acquisition of Ardea Beverage Co., the maker of the airforce Nutrisoda line of soft drinks.

During the first nine months of 2005, we completed the acquisition of the capital stock of Central Investment Corporation (“CIC”) and the capital stock of FM Vending. CIC had bottling operations in southeast Florida and central Ohio, and was the seventh largest Pepsi bottler in the U.S.

The results of operations for the acquisitions described above are included in the Condensed Consolidated Statements of Income since the date of acquisition. These acquisitions are not material to our consolidated results of operations; therefore, pro forma financial information is not included in this note.

8.	Debt

In the first nine months of 2006, we repaid the remaining outstanding principal of $134.7 million of the 6.5 percent notes and 5.95 percent notes, both due February 2006. We had $237.5 million of commercial paper borrowings at the end of the third quarter of 2006, compared to $141.5 million at the end of fiscal year 2005. The increase in commercial paper borrowings was primarily due to funding maturing debt.

In May 2006, we issued $250 million of notes with a coupon rate of 5.625 percent due May 2011. Net proceeds from this transaction were $247.4 million, which reflected the discount reduction of $1.0 million and debt issuance costs of $1.6 million. A portion of the proceeds from the issuance was used to repay our commercial paper and other general obligations. The notes were issued from our automatic shelf registration statement filed May 16, 2006 (the “Registration Statement”). Under the Registration Statement, additional debt securities may be offered. The debt securities are unsecured, senior debt obligations and rank equally with all of our other unsecured and unsubordinated indebtedness.

On June 6, 2006, we entered into a new five-year, $600 million unsecured revolving credit facility. The facility is for general corporate purposes, including commercial paper backstop. It replaces our previous five-year, $500 million credit facility on substantially similar terms. During the first nine months of 2006, there were no borrowings made on the revolving credit facility.

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

Cash Flow Hedges. We enter into derivative financial instruments to hedge against volatility in future cash flows on anticipated aluminum purchases and diesel fuel purchases, the prices of which are indexed to their respective market prices. We consider these hedges to be highly effective, because of the high correlation between the commodity prices and our contractual costs. There were no significant changes in our derivative financial instrument positions for aluminum and bulk diesel fuel in the first nine months of 2006.

In anticipation of a long-term debt issuance, we had entered into treasury rate lock instruments and a forward starting swap instrument. We accounted for these treasury rate locks and forward starting swap as cash flow hedges, as each hedged against the variability of interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt. These treasury rate locks and forward starting swap were considered highly effective in eliminating the variability of cash flows associated with the forecasted debt issuance.

The following table summarizes the net derivative gains or losses deferred in “Accumulated other comprehensive loss” and reclassified to earnings in the first nine months of 2006 and 2005 (in millions):

	First Nine	First Nine
	Months 2006	Months 2005

Unrealized (losses) gains on derivatives at beginning of fiscal year	$(2.4)	$1.2
Deferral of net derivative losses in accumulated other comprehensive loss	(0.5)	(6.5)
Reclassification of net derivative (gains) losses to income	(0.4)	4.9

Unrealized losses on derivatives at end of third quarter	$(3.3)	$(0.4)

Fair Value Hedges. Periodically, we enter into interest rate swap contracts to convert a portion of our fixed rate debt to floating rate debt, with the objective of reducing overall borrowing costs. We account for these swaps as fair value hedges, since they hedge against the change in fair value of fixed rate debt resulting from fluctuations in interest rates. In the third quarter of 2004, we terminated all outstanding interest rate swap contracts and received $14.4 million for the fair value of the interest rate swap contracts. Amounts included in the cumulative fair value adjustment to long-term debt will be reclassified into earnings commensurate with the recognition of the related interest expense. At the end of the third quarter of 2006 and the end of fiscal year 2005, the cumulative fair value adjustments to long-term debt were $6.8 million and $8.7 million, respectively.

Amounts recorded for all derivatives on the Condensed Consolidated Balance Sheets were as follows (in millions):

	End of Third	End of Fiscal
	Quarter 2006	Year 2005
Unrealized gains:
Commodities	$0.2	$1.4
Interest rate instruments	8.9	11.1

Unrealized losses:
Commodities	$(0.7)	$(0.1)
Interest rate instruments	(7.0)	(7.7)
Net Investment Hedges. We use foreign currency forward contracts as net investment hedges of long-term investments in the corresponding foreign currency. Hedges that meet the effectiveness requirements are accounted for under net investment hedging rules. At the end of the third quarter of 2006, net losses of $1.0 million arising from effective hedges of net investments have been reflected in cumulative foreign currency translation in “Accumulated other comprehensive loss” on the Condensed Consolidated Balance Sheet.

10.	Pension and Other Postretirement Benefit Plans

Net periodic pension cost for the third quarter and first nine months of 2006 and 2005 included the following components (in millions):

	Third Quarter		First Nine Months
	2006	2005	2006	2005

Service cost	$0.9	$0.9	$2.8	$2.5
Interest cost	2.5	2.4	7.6	7.2
Expected return on plan assets	(3.5)	(2.9)	(10.4)	(8.8)
Amortization of prior service cost	0.1	—	0.2	—
Amortization of net loss	1.0	0.5	2.9	1.7

Net periodic pension cost	$1.0	$0.9	$3.1	$2.6

During the first nine months of 2006, we have contributed $10.0 million to the plans. Although we do not expect to make any additional contributions in the remainder of fiscal year 2006, we will continue to evaluate our funding requirements and will fund to levels deemed necessary for the plans.

11.	Share-Based Compensation

Our 2000 Stock Incentive Plan (the “2000 Plan”), originally approved by shareholders in fiscal year 2000, provides for granting incentive stock options, nonqualified stock options, related stock appreciation rights (“SARs”), restricted stock awards, performance awards or any combination of the foregoing. Generally, outstanding nonqualified stock options are exercisable during a ten-year period beginning one to three years after the date of grant. The exercise price of all options is equal to the fair market value on the date of grant. We generally use shares from treasury to satisfy option exercises. There are no outstanding stock appreciation rights under the 2000 Plan at the end of the third quarter of 2006.

Restricted stock awards are granted to key members of our U.S. and Caribbean management teams and members of our Board of Directors under the 2000 Plan. Beginning with shares granted in fiscal year 2004, restricted stock awards granted to employees vest in their entirety on the third anniversary of the award. Restricted stock awards granted to employees before 2004 vest ratably on an annual basis over a three-year period. Employees must complete the requisite service period in order for their awards to vest. Restricted stock awards granted to directors vest immediately upon grant. Pursuant to the terms of such awards, directors may not sell such stock while they serve on the Board of Directors. Dividends are paid to the holders of restricted stock awards either at the dividend payment date or upon vesting, depending on the terms of the restricted stock award. We have a policy of using shares from treasury to satisfy restricted stock award vesting. We measure the fair value of restricted stock based upon the market price of the underlying common stock at the date of grant.

Restricted stock units are granted to key members of our Central Europe management team. The restricted stock units are payable to these employees in cash upon vesting at the prevailing market value of PepsiAmericas common stock plus accrued dividends. Restricted stock units vest after three years, equal to the employees’ requisite service period. We measure the fair value of the restricted stock unit award liability based upon the market price of the underlying common stock at the date of grant and each subsequent reporting date.

Under the 2000 Plan, 14,000,000 shares were originally reserved for share-based awards. As of the end of the third quarter of 2006, there were 5,009,551 shares available for future grants.

Our Stock Incentive Plan (the “1982 Plan”), originally established and approved by the shareholders in 1982, has been subsequently amended from time to time, most recently in 1999 when the shareholders approved an allocation of additional shares to this plan. The types of awards and terms of the 1982 Plan are similar to the 2000 Plan. There are no outstanding stock appreciation rights under the 1982 Plan as of the end of the third quarter of 2006.

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment”. We adopted using the modified prospective method as provided by SFAS No. 123(R). Accordingly, financial statement amounts for the prior periods presented in this Quarterly Report on Form 10-Q have not been restated.

Changes in options outstanding are summarized as follows:

		Range of	Weighted-Average
Options	Shares	Exercise Prices	Exercise Price

Balance, beginning of fiscal year 2006	6,941,495	$10.81 - $22.63	$16.57
Exercised	(1,548,438)	10.81 - 22.63	14.86
Forfeited	(16,357)	12.01 - 22.63	17.24
Balance, end of third quarter of 2006	5,376,700	10.81 - 22.63	17.06

Exercisable, end of third quarter of 2006	4,957,675	10.81 - 22.63	16.90

The Black-Scholes model was used to estimate the grant date fair values of options. There were no options granted during the first nine months of 2006 and 2005. We recorded $0.5 million ($0.3 million net of tax) and $1.9 million ($1.2 million net of tax) of compensation expense related to options in “Sales, delivery and administrative expenses” in the Condensed Consolidated Statements of Income in the third quarter and first nine months of 2006, respectively. The total intrinsic value of options exercised during the third quarter of 2006 and 2005 was $2.2 million and $4.2 million, respectively, and during the first nine months of 2006 and 2005 was $12.9 million and $26.1 million, respectively. The total intrinsic value of fully vested options and options expected to vest as of the end of the third quarter of 2006 was $23.7 million.

The following table summarizes information regarding stock options outstanding and exercisable at the end of the third quarter of 2006:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Options	Remaining Life	Average	Options	Average
Exercise Prices	Outstanding	(in years)	Exercise Price	Exercisable	Exercise Price
$10.81 - $12.75	1,783,431	5.1	$12.30	1,783,431	$12.30
14.37 - 18.06	1,041,758	2.8	15.78	1,041,758	15.78
18.48 - 22.63	2,551,511	4.3	20.91	2,132,486	21.30

Total Options	5,376,700	4.3	17.06	4,957,675	16.90

Changes in nonvested restricted stock awards are summarized as follows:

			Weighted-Average
		Range of Grant-Date	Grant-Date Fair
Nonvested Shares	Shares	Fair Value	Value
Nonvested at the beginning of fiscal year 2006	1,645,292	$12.01 - $24.83	$19.15
Granted	970,877	24.31	24.31
Vested	(404,776)	12.01 - 24.31	12.54
Forfeited	(35,997)	18.92 - 24.31	21.96

Nonvested at the end of the third quarter 2006	2,175,396	18.92 - 24.83	22.64
The weighted-average fair value (at the date of grant) for restricted stock awards granted in the first nine months of 2006 and 2005 was $24.31 and $22.55, respectively. We did not grant any restricted stock awards in the third quarter of 2006 or 2005. We recognized compensation expense of $3.9 million ($2.4 million net of tax) and $2.6 million ($1.6 million net of tax) in the third quarter of 2006 and 2005, respectively, and $10.6 million ($6.6 million net of tax) and $7.8 million ($4.9 million net of tax) in the first nine months of 2006 and 2005, respectively, related to restricted stock award grants. The fair value of restricted stock awards that vested during the first nine months of 2006 and 2005 was $9.3 million and $12.0 million, respectively. No restricted stock awards vested in the third quarter of 2006 or 2005.

In February 2006, we granted 72,900 restricted stock units at a weighted average fair value of $24.31 on the date of grant to key members of management. In the first nine months of 2005, we granted 78,440 restricted stock units at a weighted-average fair value of $22.52 on the date of grant. We recognized compensation expense of $0.2 million and $0.1 million in the third quarter of 2006 and 2005, respectively, and we recognized compensation expense of $0.7 million and $0.4 million in the first nine months of 2006 and 2005, respectively, related to restricted stock unit grants. There are currently 144,090 restricted stock units outstanding, and no restricted stock units vested during the first nine months of 2006 or 2005.

Upon the adoption of SFAS No. 123(R), cash retained as a result of excess tax benefits relating to stock-based compensation is presented in cash flows from financing activities on the Condensed Consolidated Statement of Cash Flows. Previously, cash retained as a result of excess tax benefits was presented in cash flows from operating activities. Tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were $0.8 million and $6.4 million during the third quarter and first nine months of 2006, respectively.

At the end of the third quarter of 2006, there was $28.5 million of total unrecognized compensation cost, net of estimated forfeitures of $2.8 million, related to nonvested stock-based compensation arrangements. This compensation cost is expected to be recognized over the next 1.9 years.

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

		Third	First
		Quarter	Nine Months
		2005	2005

Net income, as reported		$63.7	$157.1
Add: Total stock-based compensation expense included in net income as reported, net of tax		1.6	4.9
Deduct: Total stock-based compensation expense determined under fair value method for all options and restricted stock awards, net of tax		(2.2)	(6.8)

Pro forma net income		$63.1	$155.2

Basic:	As reported	$0.47	$1.16

	Pro forma	$0.47	$1.14

Diluted:	As reported	$0.47	$1.14

	Pro forma	$0.46	$1.12

12.	Supplemental Cash Flow Information

Net cash provided by operating activities reflected cash payments and receipts for interest and income taxes as follows (in millions):

	First Nine Months
	2006	2005

Interest paid	$74.0	$69.8
Interest received	3.0	3.1
Income taxes paid, net of refunds	63.5	54.2
Income taxes paid, net of refunds includes $12.8 million of tax refunds received in the first nine months of 2005 relating to the utilization of a portion of our net operating loss carryforwards for tax returns filed through fiscal year 2002.

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

At the end of the third quarter of 2006, we had $63.7 million accrued to cover potential indemnification obligations, compared to $87.5 million recorded at the end of fiscal year 2005. This indemnification obligation includes costs associated with approximately 20 sites in various stages of remediation. At the present time, the most significant remaining indemnification obligation is associated with the Willits site, as discussed below, while no other single site has significant estimated remaining costs associated with it. Of the total amount accrued, $27.8 million was classified as a current liability at the end of the third quarter of 2006 and $30.5 million at the end of fiscal year 2005. The amounts exclude possible insurance recoveries and are determined on an undiscounted cash flow basis. The estimated indemnification liabilities include expenses for the investigation and remediation of identified sites, payments to third parties for claims and expenses (including product liability and toxic tort claims), administrative expenses, and the expenses of on-going evaluations and litigation. We expect a significant portion of the accrued liabilities will be resolved during the next 10 years.

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

Discontinued Operations—Insurance. During the second quarter of 2002, as part of a comprehensive program concerning environmental liabilities related to the former Whitman Corporation subsidiaries, we purchased new insurance coverage related to the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries. In addition, a trust, which was established in 2000 with the proceeds from an insurance settlement (the “Trust”), purchased insurance coverage and funded coverage for remedial and other costs (“Finite Funding”) related to the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries.

Essentially all of the assets of the Trust were expended by the Trust in connection with the purchase of the insurance coverage, the Finite Funding and related expenses. These actions have been taken to fund remediation and related costs associated with the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries and to protect against additional future costs in excess of our self-insured retention. The original amount of self-insured retention (the amount we must pay before the insurance carrier is obligated to begin payments) was $114.0 million of which $41.5 million has been eroded, leaving a remaining self-insured retention of $72.5 million at the end of the third quarter of 2006. The estimated range of aggregate exposure related only to the remediation costs of such environmental liabilities is approximately $31 million to $50 million. We had accrued $31.4 million at the end of the third quarter of 2006 for remediation costs, which is our best estimate of the contingent liabilities related to these environmental matters. The Finite Funding may be used to pay a portion of the $31.4 million and thus reduces our future cash obligations. Amounts recorded in our Condensed Consolidated Balance Sheets related to Finite Funding were $14.2 million and $19.6 million at the end of the third quarter of 2006 and the end of fiscal year 2005, respectively, and are recorded in “Other assets,” net of $3.5 million and $5.4 million recorded in “Other current assets,” at the end of the third quarter of 2006 and the end of fiscal year 2005, respectively.

In addition, we had recorded other receivables of $7.9 million and $11.4 million at the end of the third quarter of 2006 and at the end of fiscal year 2005, respectively, for future probable amounts to be received from insurance companies and other responsible parties. These amounts were recorded in “Other assets” in the Condensed Consolidated Balance Sheets as of the end of each respective period. Of this total, no portion of the receivable was reflected as current at the end of the third quarter of 2006 or at the end of fiscal year 2005.

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

During the second quarter of 2006, the Trustee’s motion to dismiss was granted and three counts against us based on Cooper’s claims against the Trust were dismissed with prejudice as were all counts against the Trustee on the grounds that Cooper lacks standing to pursue its claims because it is not a beneficiary under the Trust. We then filed a separate motion to dismiss the remaining counts against us. Our motion was granted during the third quarter of 2006 and all remaining counts against us were dismissed with prejudice. Cooper subsequently filed a notice of appeal with regard to all rulings by the court dismissing the counts against us and the Trustee. Briefing of Cooper’s appeal is expected to take place during the first or second quarter of 2007.

Discontinued Operations—Product Liability and Toxic Tort Claims. We also have certain indemnification obligations related to product liability and toxic tort claims that might emanate out of the 1988 agreement with Pneumo Abex. Other companies not owned by or associated with us also are responsible to Pneumo Abex for the financial burden of all asbestos product liability claims filed against Pneumo Abex after a certain date in 1998, except for certain claims indemnified by us. The sites and product liability and toxic tort claims included in the aggregate accrued liabilities we have recorded are described more fully in our Annual Report on Form 10-K for the fiscal year 2005. No significant changes in the status of those sites or claims occurred and we were not notified of any significant new sites or claims during the first nine months of 2006.

14.	Segment Reporting

We operate in one industry located in three geographic areas — the U.S., Central Europe and the Caribbean. We operate in 19 states in the U.S. Outside the U.S., we operate in Poland, Hungary, the Czech Republic, Republic of Slovakia, Romania, Puerto Rico, Jamaica, the Bahamas and Trinidad and Tobago. We have distribution rights and distribute in Moldova, Barbados, Estonia, Latvia and Lithuania. Net sales and operating income from the QABCL acquisition since the date QABCL was consolidated are included in the Central Europe geographic segment in the table below.

The following tables present net sales and operating income of our geographic segments for the third quarter and first nine months of 2006 and 2005 (in millions):

	Third Quarter
	Net Sales		Operating Income
	2006	2005	2006	2005

U.S.	$841.5	$822.8	$90.1	$111.5
Central Europe	157.2	99.6	18.0	7.8
Caribbean	65.5	60.5	1.9	2.0

Total	$1,064.2	$982.9	$110.0	$121.3

	First Nine Months
	Net Sales		Operating Income
	2006	2005	2006	2005

U.S.	$2,462.0	$2,397.4	$263.7	$311.3
Central Europe	337.5	266.7	14.7	3.6
Caribbean	178.4	167.6	1.8	1.4

Total	$2,977.9	$2,831.7	$280.2	$316.3

15.	Related Party Transactions

We are a licensed producer and distributor of PepsiCo branded carbonated and non-carbonated soft drinks and other non-alcoholic beverages in the U.S., Central Europe and the Caribbean. We operate under exclusive franchise agreements with soft drink concentrate producers, including “master” bottling and fountain syrup agreements with PepsiCo, Inc. (“PepsiCo”) for the manufacture, packaging, sale and distribution of PepsiCo branded products. The franchise agreements exist in perpetuity and contain operating and marketing commitments and conditions for termination. As of the end of the third quarter of 2006, PepsiCo beneficially owned approximately 44 percent of PepsiAmericas’ outstanding common stock.

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

We manufacture and distribute fountain products and provide fountain equipment service to PepsiCo customers in certain territories in accordance with various agreements. There are other products that we produce and/or distribute through various arrangements with PepsiCo or partners of PepsiCo. We also purchase finished beverage products from PepsiCo and certain of its affiliates including tea, concentrate and finished beverage products from a Pepsi/Lipton partnership and a Pepsi/Starbucks partnership.

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

On October 25, 2006, we publicly announced a plan to strategically realign our U.S. business to further strengthen our customer focused go-to-market strategy. The U.S. operations will be aligned by customer and channel with dedicated functional support teams to better service our customers and foster mutual growth and our plan is to put this new structure in place at the beginning of 2007. We expect to incur certain charges related to severance and other termination costs with the majority of the charge recorded in the fourth quarter of 2006 with the remainder of the charge recorded in fiscal year 2007. We are unable to make an estimate of the anticipated charge at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CRITICAL ACCOUNTING POLICIES
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
Recoverability of Goodwill and Intangible Assets with Indefinite Lives. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead tested annually for impairment or more frequently if events or changes in circumstances indicate that an asset might be impaired.
Goodwill is tested for impairment using a two-step approach at the reporting unit level: U.S., Central Europe and the Caribbean. First, we estimate the fair value of the reporting units primarily using discounted estimated future cash flows. If the carrying value exceeds the fair value of the reporting unit, the second step of the goodwill impairment test is performed to measure the amount of the potential loss. Goodwill impairment is measured by comparing the “implied fair value” of goodwill with its carrying amount.
Our identified intangible assets principally arise from the allocation of the purchase price of businesses acquired, and consist primarily of franchise and distribution agreements. Impairment is measured as the amount by which the carrying value of the intangible asset exceeds its estimated fair value. The estimated fair value is generally determined on the basis of discounted future cash flows.
The impairment evaluation requires the use of considerable management judgment to determine the fair value of the goodwill and intangible assets with indefinite lives using discounted future cash flows, including estimates and assumptions regarding the amount and timing of cash flows, cost of capital and growth rates.
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

RESULTS OF OPERATIONS
2006 THIRD QUARTER COMPARED WITH 2005 THIRD QUARTER
BUSINESS OVERVIEW
      PepsiAmericas, Inc. (“we”, “our” or “us”) manufactures, distributes, and markets a broad portfolio of beverage products in the U.S., Central Europe and the Caribbean. We sell a variety of brands that we bottle under franchise agreements with various brand owners, the majority with PepsiCo or PepsiCo joint ventures. In some territories, we manufacture, package, sell and distribute our own brands, such as Toma brands in Central Europe. We operate in a significant portion of a 19 state region in the U.S. In Central Europe, we serve Poland, Hungary, the Czech Republic, Republic of Slovakia, and Romania. In the Caribbean, our territories include Puerto Rico, Jamaica, the Bahamas, and Trinidad and Tobago. We have distribution rights and distribute in Moldova, Barbados, Estonia, Latvia and Lithuania. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and accompanying Notes in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2005.
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
Seasonality
      Our business is seasonal; accordingly, the operating results and cash flow from operations of any individual quarter may not be indicative of a full year’s results.
Items Impacting Comparability
Acquisition
      Quadrant-Amroq Bottling Company Limited (“QABCL”) is a holding company that through its subsidiaries produces, sells and distributes Pepsi and other beverages throughout Romania with distribution rights in Moldova. In June 2005, we acquired a 49 percent interest in QABCL for a purchase price of $51.0 million. This initial investment was recorded under the equity method in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investment in Common Stock” and was included in “Other Assets” in the Condensed Consolidated Balance Sheet. We recorded our share of QABCL earnings in “Equity in net earnings of nonconsolidated companies” in the Condensed Consolidated Statements of Income. Equity in net earnings of nonconsolidated companies was $0.2 million in the third quarter of 2006 and $3.2 million in the third quarter of 2005. Equity in net earnings of nonconsolidated companies was $5.6 million in the first nine months of 2006 compared to $3.2 million in the first nine months of 2005.
      In July 2006, we acquired the remaining 51 percent interest in QABCL for a purchase price of $81.9 million, net of $17.0 million cash received. We acquired $55.4 million of debt as part of the acquisition. QABCL is now a wholly-owned subsidiary which was consolidated in the third quarter of 2006. The increased purchase price for the remainder of QABCL was due to the improved operating performance subsequent to the initial acquisition of our 49 percent minority interest. Due to the timing of the receipt of available financial information from QABCL, we record results on a one-month lag basis.
Fructose Settlement
      In the third quarter of 2005, we recorded a gain of $1.8 million related to additional proceeds from the settlement of a class action lawsuit. The lawsuit alleged price fixing related to high fructose corn syrup purchased from July 1, 1991 through June 30, 1995. The amount received in the third quarter of 2005 related to the Heartland territories purchased from PepsiCo in 1999. In the first nine months of 2005, we recorded a gain of $15.1 million. Total proceeds of $16.6 million were received by the end of fiscal year 2005.

Special Charges
      In the first nine months of 2006 and 2005, we recorded special charges of $2.2 million and $2.5 million, respectively, in Central Europe primarily related to a reduction in the workforce. These special charges were primarily for severance costs, related benefits and asset write-downs.
Financial Results
      Our net income in the third quarter of 2006 was $53.1 million, or $0.41 per diluted common share, compared to net income of $63.7 million, or $0.47 per diluted common share, in the third quarter of 2005. The acquisition of QABCL had an incremental impact of $0.01 per diluted common share in the third quarter of 2006. The prior year results include a $0.01 per diluted common share benefit related to the fructose settlement proceeds received in the third quarter of 2005.
      Our financial results in the third quarter of 2006 were impacted by market factors that limited our volume growth in the U.S. In the U.S., we experienced continued softness in our carbonated soft drink category which was partially offset by significant growth in the non-carbonated beverage portfolio. In Central Europe we achieved strong volume and pricing gains. We also experienced higher cost of goods sold per unit across all regions due to increases in raw material costs across all commodities, as well as higher product costs associated with growth in the non-carbonated portfolio. Selling, delivery and administrative (“SD&A”) expenses were higher due to international volume growth, a fixed asset charge related to marketing and merchandising equipment, investment into the airforce Nutrisoda brand and higher fuel costs.
2006 Outlook
      For our full year outlook on a constant territory basis, we expect worldwide volume growth to be in the 2 percent range and worldwide net pricing growth to be approximately 1 percent. Cost of goods sold per unit is expected to increase approximately 4.5 percent, which reflects the impact of higher commodity costs in all regions. Full year SD&A expense is anticipated to increase approximately 3 percent. For fiscal year 2006, we expect QABCL to contribute 2 to 3 percentage points to volume, 1 to 2 percentage points to SD&A expenses and 2 to 3 percentage points to operating income.
RESULTS OF OPERATIONS
Volume
      Sales volume growth (decline) for the third quarter of 2006 and 2005 was as follows:

As reported	2006	2005
U.S.	0.6%	7.9%
Central Europe	50.5%	4.3%
Caribbean	3.8%	(0.4%)
Worldwide	9.0%	6.7%

Constant territory	2006	2005
U.S.	0.6%	0.4%
Central Europe	13.1%	4.3%
Caribbean	3.8%	(0.4%)
Worldwide	2.8%	1.0%
      In the third quarter of 2006, worldwide volume increased 9.0 percent compared to the prior year third quarter. The increase in volume was driven by growth in all geographic segments, coupled with the impact of the QABCL acquisition.
      Volume in the U.S grew 0.6 percent in the third quarter of 2006 compared to the third quarter of 2005 due to strong growth in the non-carbonated beverage category. The non-carbonated beverage category grew 32 percent in the quarter. Aquafina volume grew 40 percent, while the balance of the non-carbonated beverage portfolio grew 26 percent, led by Lipton Iced Tea, Frappuccino and SOBE. Growth in our non-carbonated category was partially offset by decreases in our carbonated soft drink category. A mid single-digit decline in carbonated soft drink volume reflected continued overall softness in that category. Less innovation in the carbonated soft drink category also contributed to the decline in volume. Single-serve package volume was flat in the third quarter of 2006 compared to the prior year due, in part, to timing of product innovations, while take-home package growth slowed to 1 percent.

      Total volume in Central Europe increased 50.5 percent in the third quarter of 2006 compared to the third quarter of 2005, with approximately 37 percentage points of growth coming from the acquisition of QABCL. On a constant territory basis, volume in Central Europe increased 13.1 percent due to strong performances in all categories and across all markets. Carbonated soft drink volume grew in the high single digits driven by growth in Trademark Pepsi and Trademark Slice. Our non-carbonated beverage volume growth of 26 percent was driven by the Lipton brand, which grew 65 percent compared to the third quarter of 2005, Tropicana juice drinks which grew approximately 22 percent during the quarter and growth of almost 20 percent in the water category.
      Total volume in the Caribbean increased 3.8 percent in the third quarter of 2006 compared to the same period last year. Non-carbonated beverages and flavored carbonated soft drinks drove volume growth in the third quarter of 2006. Growth in the non-carbonated beverage category was driven by Tropicana juice drinks and energy drinks.
Net Sales
      Net sales and net pricing statistics for the third quarter of 2006 and 2005 were as follows (dollar amounts in millions):

Net Sales	2006	2005	Change
U.S.	$841.5	$822.8	2.3%
Central Europe	157.2	99.6	57.8%
Caribbean	65.5	60.5	8.3%

Worldwide	$1,064.2	$982.9	8.3%

Net Pricing Growth—as reported	2006	2005
U.S.	1.3%	3.2%
Central Europe	8.3%	2.5%
Caribbean	4.6%	6.2%
Worldwide	(0.2%)	3.6%

Net Pricing Growth—constant territory	2006	2005
U.S.	1.3%	3.4%
Central Europe	8.5%	2.5%
Caribbean	4.6%	6.2%
Worldwide	1.5%	3.3%
      Worldwide net sales of $1,064.2 million increased 8.3 percent in the third quarter of 2006 compared with the same period last year. Approximately 4 percentage points of growth was attributable to the acquisition of QABCL and the remaining increase was driven by a 2.8 percent increase in volume and a 1.5 percent increase in net pricing, both on a constant territory basis.
      Net sales in the U.S. of $841.5 million increased 2.3 percent in the third quarter of 2006 compared with the same period last year primarily due to increases in net pricing and volume. The increase in net pricing of 1.3 percent was primarily driven by rate increases and package mix.
      Net sales in Central Europe of $157.2 million increased 57.8 percent in the third quarter compared with the same period last year. Approximately 35 percentage points of growth was attributable to the acquisition of QABCL in the third quarter of 2006. Constant territory volume growth and higher net pricing also contributed to the increase in net sales. Foreign currency translation provided a $4.2 million benefit to net sales, which had a 3.9 percent favorable impact to constant territory net pricing. Constant territory net pricing on a local currency basis grew 4.6 percent during the third quarter of 2006.

      Net sales in the Caribbean increased due to higher net pricing of 4.6 percent, reflecting an initiative to increase pricing in the can package and single-serve category.
Cost of Goods Sold
      Cost of goods sold and cost of goods sold per unit statistics for the third quarter of 2006 and 2005 were as follows (dollar amounts in millions):

Cost of Goods Sold	2006	2005	Change
U.S.	$490.8	$467.1	5.1%
Central Europe	91.5	58.6	56.1%
Caribbean	48.3	44.1	9.5%

Worldwide	$630.6	$569.8	10.7%

Cost of Goods Sold per Unit Increase—as reported	2006	2005
U.S.	4.0%	3.3%
Central Europe	7.2%	6.8%
Caribbean	7.2%	3.6%
Worldwide	2.2%	3.8%

Cost of Goods Sold per Unit Increase—constant territory	2006	2005
U.S.	4.0%	3.7%
Central Europe	8.2%	6.8%
Caribbean	7.2%	3.6%
Worldwide	4.1%	3.8%
      Cost of goods sold increased $60.8 million, or 10.7 percent, to $630.6 million in the third quarter of 2006. The growth in cost of goods sold for the quarter was driven primarily by cost of goods sold per unit increases, volume growth and the impact of acquisitions. Worldwide cost of good sold per unit increases were driven primarily by increases in raw material costs, including higher concentrate costs, and package mix shifts on a constant territory basis. Package mix changes were driven by shifts to higher cost products as a result of volume growth in our non-carbonated beverage portfolio.
      In the U.S., cost of goods sold increased $23.7 million, or 5.1 percent, to $490.8 million in the third quarter of 2006. This increase was driven primarily by increases in cost of goods sold per unit coupled with volume growth. Cost of goods sold per unit increased 4.0 percent due to higher raw material costs across all commodities, as well as the impact of mix shifts to higher cost non-carbonated beverages.
      In Central Europe, cost of goods sold increased $32.9 million, or 56.1 percent to $91.5 million in the third quarter of 2006. Cost of goods sold increased due to the acquisition of QABCL in the third quarter of 2006, volume growth of 13.1 percent on a constant territory basis, higher raw material costs, and the unfavorable impact of foreign currency translation of $2.7 million. Cost of goods sold per unit increased 8.2 percent on a constant territory basis due to higher concentrate, resin and sugar costs.
      In the Caribbean, cost of goods sold increased $4.2 million, or 9.5 percent, to $48.3 million in the third quarter of 2006. The increase was mainly driven by an increase in cost of goods sold per unit of 7.2 percent and volume growth of 3.8 percent. The cost of goods sold per unit increased due to higher raw material costs, including concentrate and sweeteners, and higher utility costs.

Selling, Delivery and Administrative Expenses
      SD&A expenses and SD&A statistics for the third quarter of 2006 and 2005 were as follows (dollar amounts in millions):

SD&A Expenses	2006	2005	Change
U.S.	$260.6	$246.0	5.9%
Central Europe	47.7	33.2	43.7%
Caribbean	15.3	14.4	6.3%

Worldwide	$323.6	$293.6	10.2%

SD&A as Percent of Net Sales	2006	2005
U.S.	31.0%	29.9%
Central Europe	30.3%	33.3%
Caribbean	23.4%	23.8%
Worldwide	30.4%	29.9%
      In the third quarter of 2006, SD&A expenses increased $30.0 million, or 10.2 percent, to $323.6 million. As a percentage of net sales, SD&A expenses increased to 30.4 percent in the third quarter of 2006, compared to 29.9 percent in the prior year third quarter.
      In the U.S., SD&A expenses increased $14.6 million, or 5.9 percent, to $260.6 million in the third quarter of 2006. SD&A expenses as a percentage of net sales increased to 31.0 percent in the third quarter of 2006 compared to 29.9 percent in the prior year. The increase was mainly due to a fixed asset charge for marketing and merchandising equipment, investment in the airforce Nutrisoda brand and higher fuel costs. The increase in SD&A expenses in the third quarter of 2006 was partly offset by lower costs for employee benefits, driven by favorable healthcare costs and lower workers’ compensation costs.
      In Central Europe, SD&A expenses increased $14.5 million, or 43.7 percent, in the third quarter of 2006 compared to the prior year third quarter. The QABCL acquisition contributed 26 percentage points of the SD&A expense increase. The remaining increase was primarily due to higher advertising and marketing costs, compensation and benefits costs, and higher transportation costs in the constant territories. Foreign currency translation unfavorably impacted SD&A expense by $0.5 million in the third quarter of 2006.
      In the Caribbean, SD&A expenses increased $0.9 million, or 6.3 percent, to $15.3 million in the third quarter of 2006. The increase in SD&A expenses was due, in part, to severance costs incurred as a result of our entry into a new third-party distributor arrangement in Jamaica.
Operating Income
      Operating income for the third quarter of 2006 and 2005 was as follows (dollar amounts in millions):

	2006	2005	Change
U.S.	$90.1	$111.5	(19.2%)
Central Europe	18.0	7.8	130.8%
Caribbean	1.9	2.0	(5.0%)

Worldwide	$110.0	$121.3	(9.3%)

      Operating income decreased $11.3 million, or 9.3 percent, to $110.0 million in the third quarter of 2006.
      Operating income in the U.S. decreased $21.4 million to $90.1 million in the third quarter of 2006. The third quarter of 2005 included $1.8 million of fructose settlement income. The remaining decrease was due to higher raw material costs, the negative impact of package mix shift and higher SD&A expenses.
      Operating income in Central Europe increased $10.2 million, or 130.8 percent, to $18.0 million in the third quarter of 2006. This growth was due primarily to the 89 percentage points contributed by the QABCL acquisition as well as volume growth on a constant territory basis, higher net selling prices and lower SD&A expenses as a percentage of net sales.

      Operating income in the Caribbean declined to $1.9 million in the third quarter of 2006, slightly lower than the operating income of $2.0 million in the prior year third quarter, due to higher raw material costs and SD&A expenses, partly offset by volume growth and higher net selling prices.
Interest Expense and Other Expenses
      Net interest expense increased $4.7 million in the third quarter of 2006 to $27.0 million, compared to $22.3 million in the third quarter of 2005. Net interest expense increased due to higher interest rates on floating rate debt and higher overall debt levels. The higher debt levels were primarily due to the acquisition of the remaining interest in QABCL in the third quarter of 2006.
      We recorded other expense, net, of $0.1 million in the third quarter of 2006 compared to other expense, net, of $1.9 million reported in the third quarter of 2005. Other expense, net, for the third quarter of 2006 included foreign currency transaction gains of $0.6 million compared to foreign currency transaction losses of $0.1 million in the previous year’s third quarter. In addition, we recorded a pre-tax gain of $0.9 million on the sale of investments in the third quarter of 2006.
Income Taxes
      The effective income tax rate, which is income tax expense expressed as a percentage of income before income taxes, was 36.2 percent for the third quarter of 2006, compared to 37.7 percent in the third quarter of 2005. The current year’s rate was favorably impacted by the mix of our international operations.
Net Income
      Net income decreased $10.6 million to $53.1 million in the third quarter of 2006, compared to $63.7 million in the third quarter of 2005. The discussion of our operating results, included above, explains the decrease in net income.
RESULTS OF OPERATIONS
2006 FIRST NINE MONTHS COMPARED WITH 2005 FIRST NINE MONTHS
Volume
      Sales volume growth for the first nine months of 2006 and 2005 was as follows:

As reported	2006	2005
U.S.	0.9%	7.5%
Central Europe	24.0%	2.8%
Caribbean	1.1%	8.5%
Worldwide	4.3%	6.8%

Constant territory	2006	2005
U.S.	0.9%	0.2%
Central Europe	9.7%	2.8%
Caribbean	1.1%	8.5%
Worldwide	2.2%	1.1%
      Worldwide volume in the first nine months of 2006 increased 4.3 percent compared to the same period in 2005. The increase in worldwide volume was attributed to volume increases of 24.0 percent in Central Europe, 1.1 percent in the Caribbean and 0.9 percent in the U.S.
      In the first nine months of 2006, U.S. volume grew 0.9 percent compared to the same period in fiscal year 2005. Non-carbonated beverages grew approximately 29 percent in the first nine months of 2006, driven by the strong double-digit growth in Trademark Aquafina. Growth in our non-carbonated category was partially offset by decreases in our carbonated soft drink category. A mid single-digit decline in carbonated soft drink volume reflected continued overall softness in that category. Less innovation in the carbonated soft drink category also contributed to the decline in volume.

      Total volume in Central Europe increased 24.0 percent in the first nine months of 2006 compared to the same period in fiscal year 2005. The acquisition of QABCL in the third quarter of 2006 contributed approximately 14 percentage points of volume growth during the period. The remaining growth was driven by strong performances across all categories. Carbonated soft drink volume grew approximately 10 percent during the first nine months of 2006 which reflected strong growth in Trademark Slice and Trademark Pepsi. Non-carbonated beverage growth of approximately 16 percent in the first nine months of 2006 was driven by double-digit growth in Lipton products and the juice category, which includes Tropicana and Toma.
      Volume in the Caribbean increased 1.1 percent in the first nine months of 2006 compared to the same period last year. Volume grew despite the challenging business environment in Puerto Rico and Jamaica during the second quarter of 2006. Volume growth was driven by 28 percent growth in the non-carbonated beverage category, 13 percent growth in the water category and 3 percent growth in flavored carbonated soft drinks. The non-carbonated beverage category growth was driven primarily by contributions from Tropicana juice drinks and energy drinks.
Net Sales
      Net sales and net pricing statistics for the first nine months of 2006 and 2005 were as follows (dollar amounts in millions):

Net Sales	2006	2005	Change
U.S.	$2,462.0	$2,397.4	2.7%
Central Europe	337.5	266.7	26.5%
Caribbean	178.4	167.6	6.4%

Worldwide	$2,977.9	$2,831.7	5.2%

Net Pricing Growth-as reported	2006	2005
U.S.	1.3%	3.4%
Central Europe	4.0%	7.4%
Caribbean	5.5%	3.8%
Worldwide	0.7%	4.1%

Net Pricing Growth-constant territory	2006	2005
U.S.	1.3%	3.5%
Central Europe	3.8%	7.4%
Caribbean	5.5%	3.8%
Worldwide	1.3%	3.8%
      Net sales increased $146.2 million, or 5.2 percent, to $2,977.9 million in the first nine months of 2006. The increase was driven primarily by the acquisition of QABCL, increased worldwide net pricing on a constant territory basis and volume growth in all geographic segments.
      Net sales in the U.S. for the first nine months of 2006 increased $64.6 million, or 2.7 percent, to $2,462.0 million. The increase was primarily the result of volume growth and an increase of 1.3 percent in average net pricing. The increase in net pricing was mostly driven by rate increases offset partly by package mix. Net pricing increased in the third quarter of 2006 compared to the second quarter of 2006 as a result of a more balanced package mix.
      Net sales in Central Europe for the first nine months of 2006 increased $70.8 million, or 26.5 percent, to $337.5 million. The increase reflected the QABCL acquisition, which contributed approximately 13 percentage points of growth in net sales during the first nine months of 2006. The remainder of the increase was due to volume growth and higher net pricing, offset partly by favorable foreign currency translation of $1.3 million in the constant territories. Net pricing increased primarily due to growth in the single-serve package as well as a higher rate.

      Net sales in the Caribbean increased $10.8 million, or 6.4 percent, in the first nine months of 2006 to $178.4 million. The increase was driven by an increase in net pricing of 5.5 percent and volume growth of 1.1 percent.
Cost of Goods Sold
      Cost of goods sold and cost of goods sold per unit statistics for the first nine months of 2006 and 2005 were as follows (dollar amounts in millions):

Cost of Goods Sold	2006	2005	Change
U.S.	$1,432.7	$1,352.1	6.0%
Central Europe	201.8	161.3	25.1%
Caribbean	132.5	124.1	6.8%

Worldwide	$1,767.0	$1,637.5	7.9%

Cost of Goods Sold per Unit Increase-as reported	2006	2005
U.S.	4.3%	3.1%
Central Europe	2.7%	14.9%
Caribbean	6.5%	4.6%
Worldwide	3.3%	4.5%

Cost of Goods Sold per Unit Increase-constant territory	2006	2005
U.S.	4.3%	2.9%
Central Europe	3.2%	14.9%
Caribbean	6.5%	4.6%
Worldwide	4.0%	4.2%
      Cost of goods sold increased $129.5 million, or 7.9 percent, to $1,767.0 million in the first nine months of 2006. This increase was driven primarily by higher raw material costs, including concentrate costs, and a mix shift into our higher cost non-carbonated beverage portfolio. Cost of goods sold per unit increased 4.0 percent on a constant territory basis in the first nine months of 2006 compared to the same period in 2005.
      In the U.S., cost of goods sold increased $80.6 million, or 6.0 percent, to $1,432.7 million in the first nine months of 2006. Cost of goods sold per unit increased 4.3 percent in the U.S., due mainly to price increases in concentrate, commodities and fuel as well as an increase in sales of non-carbonated beverages, which have higher product costs.
      In Central Europe, cost of goods sold increased $40.5 million, or 25.1 percent, to $201.8 million in the first nine months of 2006. Cost of goods sold increased due to the acquisition of QABCL, which contributed almost half of the increase in cost of goods sold, and volume growth of 9.7 percent in the constant territories. Cost of goods sold per unit increased 3.2 percent on a constant territory basis due to higher concentrate, resin and sugar costs offset partly by the unfavorable impact of foreign currency translation of $1.1 million.
      In the Caribbean, cost of goods sold increased $8.4 million, or 6.8 percent, to $132.5 million in the first nine months of 2006. The increase was mainly driven by an increase in cost of goods sold per unit of 6.5 percent. The cost of goods sold per unit increased primarily due to increases in the prices for ingredients, including concentrate and sweeteners.

Selling, Delivery and Administrative Expenses
      SD&A expenses and SD&A statistics for the first nine months of 2006 and 2005 were as follows (dollar amounts in millions):

SD&A Expenses	2006	2005	Change
U.S.	$765.6	$749.1	2.2%
Central Europe	118.8	99.3	19.6%
Caribbean	44.1	42.1	4.8%

Worldwide	$928.5	$890.5	4.3%

SD&A as Percent of Net Sales	2006	2005
U.S.	31.1%	31.2%
Central Europe	35.2%	37.2%
Caribbean	24.7%	25.1%
Worldwide	31.2%	31.4%
      In the first nine months of 2006, SD&A expenses increased $38.0 million, or 4.3 percent, to $928.5 million. As a percentage of net sales, SD&A expenses decreased to 31.2 percent in the first nine months of 2006, compared to 31.4 percent in the prior year first nine months. The decrease in SD&A expenses as a percentage of net sales was primarily attributed to lower operating costs achieved in the U.S. in 2006 as a percentage of sales and the cost reduction programs implemented during fiscal year 2004 and the first quarter of 2005 in Central Europe.
      In the U.S., SD&A expenses increased $16.5 million, or 2.2 percent, to $765.6 million in the first nine months of 2006. The increase was due to in part to higher fuel costs, costs related to the airforce Nutrisoda brand investment, and stock option expense related to the adoption of SFAS No. 123(R). In addition, we recorded fixed asset charges of $6.5 million in the first nine months of 2006 for marketing and merchandising equipment. These higher costs were partly offset by lower workers’ compensation costs and lower costs for employee benefits, driven by a $3.7 million benefit recorded as a result of a change in our estimate of healthcare costs and a $9.0 million benefit from lower medical spending. In the first nine months of 2005, we recorded a $1.4 million expense due to the early termination of the building lease for our corporate headquarters in Rolling Meadows, Illinois.
      In Central Europe, SD&A expenses increased $19.5 million, or 19.6 percent, to $118.8 million in the first nine months of 2006. The increase in SD&A expenses was related to the QABCL acquisition, which contributed approximately 9 percentage points of growth as well as 9.7 percent volume growth in the constant territories during the first nine months of 2006. Foreign currency translation favorably impacted SD&A expenses by $1.3 million during the first nine months of 2006. The first nine months of 2006 benefited by a $0.7 million gain on a sale of land in the Czech Republic. In the first nine months of 2005, SD&A expenses included a $1.1 million gain from the sale of a facility in Hungary.
      In the Caribbean, SD&A expenses increased $2.0 million, or 4.8 percent, to $44.1 million in the first nine months of 2006. SD&A expense as a percentage of net sales was 24.7 percent in the first nine months of 2006, a decline from 25.1 percent in the prior year, which reflected our continued emphasis on cost control despite severance costs incurred as a result of our entry into a new third-party distributor arrangement in Jamaica.
Operating Income
      Operating income for the first nine months of 2006 and 2005 was as follows (dollar amounts in millions):

	2006	2005	Change
U.S.	$263.7	$311.3	(15.3%)
Central Europe	14.7	3.6	308.3%
Caribbean	1.8	1.4	28.6%

Worldwide	$280.2	$316.3	(11.4%)

      Worldwide operating income decreased $36.1 million, or 11.4 percent, to $280.2 million in the first nine months of 2006, compared to $316.3 million in the prior year first nine months. This was driven by the operating performance in the U.S. during the first nine months of 2006 and the receipt of fructose settlement proceeds in the first nine months of 2005. This decrease was partly offset by the contribution of the QABCL acquisition and the strong operating performance of Central Europe.
      Operating income in the U.S. decreased $47.6 million, or 15.3 percent, to $263.7 million in the first nine months of 2006 compared to $311.3 million in the same period in 2005. The first nine months of 2005 included $15.1 million of fructose settlement income. The remaining decline in U.S. operating income was attributed to higher cost of goods sold, a shift in our package mix to less profitable products and higher SD&A expenses.
      Operating income in Central Europe increased $11.1 million to $14.7 million in the first nine months of 2006, compared to $3.6 million in the prior year first nine months, due to the contribution made by the QABCL acquisition and the operating performance of the constant territories. The results of the first nine months of 2006 were favorably impacted by foreign currency translation of approximately $1.5 million.
      Operating income in the Caribbean improved by $0.4 million to $1.8 million in the first nine months of 2006 compared to $1.4 million in the prior year. Volume growth and the increase in net pricing contributed to this improvement.
Interest Expense and Other Expenses
      Net interest expense increased $7.0 million in the first nine months of 2006 to $74.5 million, compared to $67.5 million in the first nine months of 2005. This increase was due primarily to higher interest rates on floating rate debt and higher overall debt levels. The higher debt levels were primarily due to the acquisition of the remaining interest in QABCL in the third quarter of 2006. Interest expense in the first nine months of 2005 included a $5.6 million loss related to the early extinguishment of debt, partly offset by the receipt of $1.5 million of interest income related to a real estate tax appeals refund on a previously sold parcel of land.
      We recorded other expense, net, of $4.0 million in the first nine months of 2006 compared to $3.3 million reported in the first nine months of 2005. In other expense, net, for the first nine months of 2006, foreign currency transaction losses were not material. In addition, we recorded a pre-tax gain of $0.9 million on the sale of investments in the third quarter of 2006. Other expense, net, for the first nine months of 2005 included foreign currency transaction losses of $2.9 million and income of $4.1 million associated with the property tax refund related to a previously sold parcel of land.
Income Taxes
      The effective income tax rate, which is income tax expense expressed as a percentage of income before income taxes, was 37.2 percent for the first nine months of 2006, compared to 37.3 percent in the first nine months of 2005. The current year’s rate was favorably impacted by the mix of our international operations and the prior year’s rate included a $0.9 million benefit from a state income tax law change in Ohio.
Net Income
      Net income decreased $24.9 million to $132.2 million in the first nine months of 2006, compared to $157.1 million in the first nine months of 2005. The discussion of our operating results, included above, explains the decrease in net income.
LIQUIDITY AND CAPITAL RESOURCES
      Operating Activities. Net cash provided by operating activities decreased by $85.0 million to $227.0 million in the first nine months of 2006, compared to $312.0 million in the first nine months of 2005. This decrease was mainly attributed to lower net income and a lower benefit from changes in primary working capital due to timing of cash flows. Primary working capital is comprised of inventory, accounts payable and accounts receivable, excluding securitized receivables. Additionally, net cash provided by operating activities was unfavorably impacted year-over-year due to the timing of payments to our pension plans, the receipt of a federal income tax refund of $13.3 million in the first quarter of 2005, and the impact of excess tax benefits for share-based compensation arrangements.

      Investing Activities. Investing activities in the first nine months of 2006 included capital investments of $127.7 million which were $29.3 million higher than the prior year period primarily due to the timing of our fleet and machinery spending. The increase in capital investments was in line with our expectations, as we anticipate our fiscal year 2006 capital spending to be approximately $170 million to $180 million, comparable to fiscal year 2005. We expect capital spending to be consistent in both the first and second half of fiscal year 2006, which differs from fiscal year 2005 when a large portion of capital spending occurred in the fourth quarter.
      On July 3, 2006, we acquired the remaining 51 percent of the outstanding stock of QABCL for $81.9 million, net of $17.0 million cash acquired. On June 16, 2005, we had initially acquired 49 percent of the outstanding stock of QABCL for $51.0 million. On January 23, 2006, we completed the acquisition of Ardea Beverage Co., the maker of the airforce Nutrisoda line of soft drinks. During the first nine months of 2005, we completed the acquisition of the capital stock of Central Investment Corporation (“CIC”) and the capital stock of FM Vending. CIC had bottling operations in southeast Florida and central Ohio, and was the seventh largest Pepsi bottler in the U.S. The total amount of these acquisitions is included in the “Franchises and companies acquired, net of cash acquired” in the Condensed Consolidated Statements of Cash Flows.
      Financing Activities. Our total debt increased $253.2 million to $1,829.5 million at the end of the third quarter of 2006, from $1,576.3 million at the end of fiscal year 2005. In the first nine months of 2006, we paid $134.7 million at maturity of the 6.5 percent notes and 5.95 percent notes, both due February 2006.
      In the first nine months of 2006, we issued $250 million of notes due May 2011 with a coupon rate of 5.625 percent. Net proceeds from this issuance were $247.4 million, which included a reduction for discount and issuance costs. The proceeds from the issuance were used primarily to repay our commercial paper obligations and for other general corporate purposes.
      On June 6, 2006, we entered into a new five-year, $600 million unsecured revolving credit facility. The facility is for general corporate purposes, including commercial paper backstop, and it is required by our credit rating agencies. It replaces our previous five-year, $500 million credit facility on substantially similar terms. It is our policy to maintain committed bank facility backup financing for our commercial paper program. Accordingly, we have a total of $600 million available under the commercial paper program and revolving credit facility combined. We had $237.5 million of commercial paper borrowings at the end of the third quarter of 2006, compared to $141.5 million at the end of fiscal year 2005. During the first nine months of 2006, there were no borrowings on the revolving credit facility.
      During the first nine months of 2006, we repurchased 6.3 million shares of our common stock for $150.7 million. During the first nine months of 2005, we repurchased 8.3 million shares for $196.1 million; however, at the end of the third quarter of 2005, $3.4 million of these treasury stock purchases were unsettled and recorded in “Other current liabilities” in our Condensed Consolidated Balance Sheet. The issuance of common stock, including treasury shares, for the exercise of stock options resulted in cash inflows of $23.0 million in the first nine months of 2006, compared to $59.6 million in the first nine months of 2005.
      Our Board of Directors has declared quarterly dividends of $0.125 per share on PepsiAmericas common stock for the first, second and third quarters of 2006. The third quarter dividend was payable October 2, 2006 to shareholders of record on September 15, 2006. We paid cash dividends of $32.1 million in the first nine months 2006 based on this quarterly cash dividend rate. We also paid $11.2 million in the first quarter of 2006 related to dividends that were declared in the fourth quarter of 2005, but not paid until 2006. At the end of the third quarter of 2006, $15.9 million of dividends were declared and not yet paid. This amount is included in “Payables” in the Condensed Consolidated Balance Sheet. In the first nine months of 2005, we paid cash dividends of $23.6 million based on a quarterly dividend rate of $0.085 per share. At the end of the third quarter of 2005, $11.4 million of dividends were declared but not paid.
      See the Annual Report on Form 10-K for fiscal year 2005 for a summary of our contractual obligations as of the end of fiscal year 2005. There were no significant changes to such contractual obligations in the first nine months of 2006. We believe that our operating cash flows are sufficient to fund our existing operations and contractual obligations for the foreseeable future. In addition, we believe that our operating cash flows, available lines of credit, and the potential for additional debt and equity offerings will provide sufficient resources to fund our future growth and expansion. There are a number of options available to us and we continue to examine the optimal uses of our cash, including reinvesting in our existing business, acquisitions with an appropriate economic return and repurchasing our stock.

      Discontinued operations. We continue to be subject to certain indemnification obligations, net of insurance, under agreements related to previously sold subsidiaries, including indemnification expenses for potential environmental and tort liabilities of these former subsidiaries. There is significant uncertainty in assessing our potential expenses for complying with our indemnification obligations, as the determination of such amounts is subject to various factors, including possible insurance recoveries and the allocation of liabilities among other potentially responsible and financially viable parties. Accordingly, the ultimate settlement and timing of cash requirements related to such indemnification obligations may vary significantly from the estimates included in our financial statements. At the end of the third quarter of 2006, we had recorded $63.7 million in liabilities for future remediation and other related costs arising out of our indemnification obligations. This amount excludes possible insurance recoveries and is determined on an undiscounted cash flow basis. In addition, we have funded coverage pursuant to an insurance policy purchased in fiscal year 2002 (see Note 13 to the Condensed Consolidated Financial Statements), which reduces the cash required to be paid by us for certain environmental sites pursuant to our indemnification obligations. The Finite Funding amount recorded was $14.2 million at the end of the third quarter of 2006, of which $3.5 million is expected to be recovered during the next 12 months based on our expenditures, and thus, is included as a current asset.
      During the first nine months of 2006 and 2005, we paid, net of taxes, $11.5 million and $6.9 million, respectively, related to such indemnification obligations, offset by insurance settlements of $5.7 million and $1.2 million, respectively, on an after-tax basis (see Note 13 to the Condensed Consolidated Financial Statements for further discussion of discontinued operations and related environmental liabilities).
RELATED PARTY TRANSACTIONS
      We are a licensed producer and distributor of PepsiCo branded carbonated and non-carbonated soft drinks and other non-alcoholic beverages in the U.S., Central Europe and the Caribbean. We operate under exclusive franchise agreements with soft drink concentrate producers, including “master” bottling and fountain syrup agreements with PepsiCo, Inc. for the manufacture, packaging, sale and distribution of PepsiCo branded products. The franchise agreements exist in perpetuity and contain operating and marketing commitments and conditions for termination. As of the end of the third quarter of 2006, PepsiCo beneficially owned approximately 44 percent of PepsiAmericas’ outstanding common stock.
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
      We manufacture and distribute fountain products and provide fountain equipment service to PepsiCo customers in certain territories in accordance with various agreements. There are other products that we produce and/or distribute through various arrangements with PepsiCo or partners of PepsiCo. We also purchase finished beverage products from PepsiCo and certain of its affiliates including tea, concentrate and finished beverage products from a Pepsi/Lipton partnership and a Pepsi/Starbucks partnership.
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
Commodity Prices
      The risk from commodity price changes relates to our ability to recover higher product costs through price increases to customers, which may be limited due to the competitive pricing environment that exists in the soft drink business. We use derivative financial instruments to hedge price fluctuations for a portion of anticipated purchases of certain commodities used in our operations, including aluminum and diesel fuel. Due to the high correlation between such commodity prices and our cost of these products, we consider these hedges to be highly effective. As of the end of the third quarter of 2006, we have hedged a portion of our anticipated aluminum purchases through November 2006, and we have hedged a portion of our anticipated bulk diesel fuel purchases through December 2006.
Interest Rates
      In the first nine months of 2006, the risk from changes in interest rates was not material to our operations because a significant portion of our debt issues represented fixed rate obligations. At the end of the third quarter of 2006, approximately twenty percent of our debt issues were variable rate obligations. Our floating rate exposure relates to changes in the six-month London Interbank Offered Rate (“LIBOR”) rate and the federal funds rate. Assuming consistent levels of floating rate debt with those held at the end of the third quarter of 2006, a 50 basis-point (0.5 percent) change in each of these rates would not have had a significant impact on our third quarter and first nine months of 2006 interest expense. We had cash equivalents throughout the first nine months of 2006, principally invested in money market funds, which were most closely tied to federal funds rates. Assuming a 50 basis-point change in the rate of interest associated with our cash equivalents at the end of the third quarter of 2006, interest income for the third quarter and first nine months of 2006 would not have changed by a significant amount.
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
      Based on net sales, non-U.S. operations represented approximately 21 percent and 17 percent of our total operations in the third quarter and first nine months of 2006, respectively. Changes in currency exchange rates impact the translation of the non-U.S. operations’ results from their local currencies into U.S. dollars. If the currency exchange rates had changed by ten percent in the third quarter and first nine months of 2006, we estimate the impact on reported operating income for those periods would not have been significant. Our estimate reflects the fact that a portion of the non-U.S. operations costs are denominated in U.S. dollars, including concentrate purchases. This estimate does not take into account the possibility that rates can move in opposite directions and that gains in one category may or may not be offset by losses from another category.

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
      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures were effective.
Internal Control over Financial Reporting
      There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
      On July 3, 2006, we completed the purchase of Quadrant-Amroq Bottling Company Limited (“QABCL”), and we are currently in the process of integrating QABCL activities. The impact of the purchase of QABCL has not materially affected, and is not reasonably likely to materially affect, our internal control over financial reporting. However, as a result of our integration activities, controls will be periodically changed. We believe we will be able to maintain sufficient controls over the substantive results of our financial reporting throughout the integration process. In addition, we expect the scope of management’s assessment as of the end of our fiscal year to exclude our purchase of QABCL, as permitted under Frequently Asked Question No. 3 (October 6, 2004) regarding Release No. 34-47986, “Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports” (June 5, 2003).

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
      Except as provided below, there are no new material legal proceedings and no material changes to previously reported legal proceedings to be reported for the third quarter of 2006.
      In the two lawsuits entitled Avila/Arlich, et al v. Willits Environmental Remediation Trust, we settled with numerous plaintiffs in the total amount of approximately $7.65 million. The Court may soon determine which of the remaining claims will go to trial.
Item 1A. Risk Factors
      There have been no material changes with respect to the risk factors disclosed in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.

(b)	Not applicable.

(c)	Our share repurchase program activity for each of the three months and the quarter ended September 30, 2006 was as follows:

			Total Number of	Maximum Number
	Total	Average	Shares Purchased	of Shares that May
	Number of	Price	as Part of Publicly	Yet Be Purchased
	Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs (1)
July 2 – July 29, 2006	—	$—	30,165,500	9,834,500
July 30 – August 26, 2006	—	—	30,165,500	9,834,500
August 27 – September 30, 2006	—	—	30,165,500	9,834,500

For the Quarter Ended September 30, 2006	—	$—

(1)	On July 21, 2005, we announced that our Board of Directors authorized the repurchase of 20 million additional shares under a previously authorized repurchase program. This repurchase authorization does not have a scheduled expiration date.
Item 5. Other Information
(a)	Item 8.01. Other Events. On November 2, 2006, our Board of Directors declared a dividend of $0.125 per share on PepsiAmericas common stock. The dividend is payable January 2, 2007 to shareholders of record on December 15, 2006. Our Board of Directors reviews the dividend policy on a quarterly basis.

(b)	Not applicable.
Item 6. Exhibits
See “Exhibit Index.”

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEPSIAMERICAS, INC.
Date: November 3, 2006	By:	/s/ ALEXANDER H. WARE
Alexander H. Ware
Executive Vice President and Chief Financial Officer (As Chief Accounting Officer and Duly Authorized Officer of PepsiAmericas, Inc.)

EXHIBIT INDEX

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.