Form 10-K
period 2006-12-30
PEPSIAMERICAS INC/IL/
filed 2007-02-28
CIK 1084230

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2006.
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

(612) 661-4000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value	Each class is registered on:
Preferred Stock, $0.01 par value	New York Stock Exchange
Preferred Share Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☑     Accelerated Filer ☐     Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☐

As of July 1, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates (assuming for the sole purpose of this calculation, that all directors and officers of the registrant are “affiliates”) was $1,311.3 million (based on the closing sale price of the registrant’s common stock as reported on the New York Stock Exchange). The number of shares of common stock outstanding at that date was 128,757,254 shares.

The number of shares of common stock outstanding as of February 23, 2007 was 128,559,044.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this document is incorporated by reference to specified portions of the registrant’s definitive proxy statement for the annual meeting of shareholders to be held April 26, 2007.

PEPSIAMERICAS, INC.

FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 30, 2006

PART I

Item 1.	Business.

General

On November 30, 2000, Whitman Corporation merged with PepsiAmericas, Inc. (the “former PepsiAmericas”), and in January 2001, the combined entity changed its name to PepsiAmericas, Inc. (referred to as “PepsiAmericas,” “we,” “our” and “us”). We manufacture, distribute and market a broad portfolio of beverage products in the United States (“U.S.”), Central Europe and the Caribbean, and have expanded our distribution to include snack foods and beer in certain markets.

We sell a variety of brands that we bottle under licenses from PepsiCo, Inc. (“PepsiCo”) or PepsiCo joint ventures, which accounted for approximately 90 percent of our total net sales in fiscal year 2006. We account for approximately 19 percent of all PepsiCo beverage products sold in the U.S. In some territories, we manufacture, package, sell and distribute products under brands licensed by companies other than PepsiCo, and in some territories we distribute our own brands, such as the Toma brands in Central Europe.

Our distribution channels for the retail sale of our products include supermarkets, supercenters, club stores, mass merchandisers, convenience stores, gas stations, small grocery stores, dollar stores and drug stores. We also distribute our products through various other channels, including restaurants and cafeterias, vending machines, and other formats that provide for immediate consumption of our products. Our largest distribution channels are supermarkets and supercenters, and our fastest growing channels in fiscal year 2006 were club stores, drug stores, and dollar stores.

We deliver our products through these channels primarily using a direct store delivery system. In our territories, we are responsible for selling products, providing timely service to our existing customers and identifying and obtaining new customers. We are also responsible for local advertising and marketing, as well as the execution in our territories of national and regional selling programs instituted by brand owners. The bottling business is capital intensive. Manufacturing operations require specialized high-speed equipment, and distribution requires investment in trucks and warehouse facilities, as well as extensive placement of fountain equipment and cold drink vending machines and coolers.

In July 2006, we completed the acquisition of the remaining 51 percent of Quadrant-Amroq Bottling Company Limited (“QABCL”), a holding company that, through its subsidiaries, produces, sells and distributes Pepsi and other beverages throughout Romania, for a purchase price of $81.9 million, net of $17.0 million cash acquired. In June 2005, we had initially acquired 49 percent of the outstanding stock of QABCL for $51.0 million. In January 2005, we completed the acquisition of Central Investment Corporation (“CIC”), the seventh largest Pepsi bottler in the U.S., for a purchase price of $352.4 million. CIC had bottling operations in southeast Florida and central Ohio. This was our largest acquisition since the merger with the former PepsiAmericas.

Our annual, quarterly and current reports, and all amendments to those reports, are included on our website at www.pepsiamericas.com, and are made available, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Our corporate governance guidelines, code of conduct, code of ethics and key committee charters are available on our website and in print upon written request to PepsiAmericas, Inc., 4000 Dain Rauscher Plaza, 60 South Sixth Street, Minneapolis, Minnesota 55402, Attention: Investor Relations.

Business Segments

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 19 to the Consolidated Financial Statements for additional information regarding business and operating results of our geographic segments.

Relationship with PepsiCo

PepsiCo beneficially owned approximately 44 percent of PepsiAmericas’ outstanding common stock as of the end of fiscal year 2006.

While we manage all phases of our operations, including pricing of our products, PepsiAmericas and PepsiCo exchange production, marketing and distribution information, benefiting both companies’ respective efforts to lower costs, improve quality and productivity and increase product sales. We have a significant ongoing relationship with PepsiCo and have entered into a number of significant transactions and agreements with PepsiCo. We expect to enter into additional transactions and agreements with PepsiCo in the future.

We purchase concentrate from PepsiCo, pay royalties related to Aquafina products, and manufacture, package, distribute and sell carbonated and non-carbonated beverages under various bottling agreements with PepsiCo. These agreements give us the right to manufacture, package, sell and distribute beverage products of PepsiCo in both bottles and cans, as well as fountain syrup in specified territories. These agreements provide PepsiCo with the ability to set prices of concentrates, as well as the terms of payment and other terms and conditions under which we purchase such concentrates. See “Franchise Agreements” for discussion of significant agreements. We also purchase finished beverage and snack food products from PepsiCo, as well as products from certain affiliates of PepsiCo.

Other significant transactions and agreements with PepsiCo include arrangements for marketing, promotional and advertising support; manufacturing services related to PepsiCo’s national account customers; and procurement of raw materials (see “Related Party Transactions” in Item 7 and Note 20 to the Consolidated Financial Statements for further discussion).

Products and Packaging

Our portfolio of beverage products includes some of the best-recognized trademarks in the world. Our three largest brands in terms of volume are Pepsi, Diet Pepsi and Mountain Dew. While the majority of our volume is derived from brands licensed from PepsiCo and PepsiCo joint ventures, we also sell and distribute brands licensed from others, as well as some of our own brands. Our top five beverage brands in fiscal year 2006 by geographic area are listed below:

U.S.	Central Europe	Caribbean

Pepsi	Pepsi	Pepsi
Mountain Dew	Slice	7UP
Diet Pepsi	Lipton Iced Teas	Diet Pepsi
Aquafina	Toma waters	Aquafina
Diet Mountain Dew	Kristalyviz	Malta Polar

In addition to the beverage products described above, we distribute snack food products in Trinidad and Tobago, the Czech Republic, Puerto Rico, and Hungary pursuant to a joint venture agreement with Frito-Lay, Inc., a subsidiary of PepsiCo, as well as Beck’s brand beer in Poland through our partnership with InBev, a leading global brewer.

Our beverages are available in different package types, including but not limited to, aluminum cans, glass and polyethylene terephthalate (“PET”) bottles, and bag-in-box packages for fountain use. The can and bottle packages are available in both single-serve and multi-pack offerings. During fiscal year 2006, our package mix was as follows (based on bottle and can volume):

U.S.	Central Europe	Caribbean

Aluminum Cans	2/2.5-liter PET	Aluminum Cans
20-ounce PET	1.5-liter PET	2-liter PET
2-liter PET	Half-liter PET	20-ounce PET
Half-liter PET	Aluminum Cans	10-ounce/300 ML glass
24-ounce PET	1.0-liter PET	10-ounce PET

Territories

In the U.S., we serve a significant portion of a 19 state region, primarily in the Midwest. Outside the U.S., we serve Central European and Caribbean markets, including Poland, Hungary, the Czech Republic, Republic of Slovakia, Romania, Puerto Rico, Jamaica, the Bahamas, and Trinidad and Tobago. We have distribution rights in Moldova, Estonia, Latvia, Lithuania and Barbados. We serve areas with a total population of approximately 156 million people. In fiscal year 2006, we derived approximately 82 percent of our net sales from U.S. operations and approximately 18 percent of our net sales from non-U.S. operations (see Note 19 to the Consolidated Financial Statements for further discussion).

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

In the U.S., we distribute directly to a majority of customers in our licensed territories through a direct store distribution system. Our sales force is key to our selling efforts as it continually interacts with our customers to promote and sell our products. During fiscal year 2004, we substantially completed our conversion to Next Generation, a pre-sell system that allows account sales managers to call accounts in advance to determine how much product and promotional material to deliver. During fiscal year 2006, we migrated the remaining former PepsiAmericas and CIC locations to our Next Generation selling platform, thus achieving one sales platform for all U.S. locations. We have continued to address internal capabilities and efficiencies throughout our organization. Starting in fiscal year 2007, we have realigned our organization in the U.S. from a sales organization based on geography to one built around customer channels. This new structure will enable us to dedicate more resources and sales support to channels and customers that are growing and help us to align more directly with the way our customers do business.

In the U.S., the direct store distribution system is used for all packaged goods and certain fountain accounts. We have the exclusive right to sell and deliver fountain syrup to local customers in our territories. We have a number of managers who are responsible for calling on prospective fountain accounts, developing relationships, selling products and interacting with customers on an ongoing basis. We also manufacture and distribute fountain products and provide fountain equipment service to PepsiCo customers in certain of our territories in accordance with various agreements with PepsiCo. We operate a call center, Pepsi Connect, in Fargo, North Dakota, which enables us to provide the level of service our customers require in a manner that is cost effective.

In our non-U.S. markets, we use both direct store distribution systems and third-party distributors. In these less developed markets, small retail outlets represent a large percentage of the market. However, with the emergence of larger, more sophisticated retailers in Central Europe, the percentage of total soft drinks sold to supermarkets and other larger accounts is increasing. In order to optimize the infrastructure in Central Europe and the Caribbean, we migrated to an alternative sales and distribution strategy in which third-party distributors are used in certain locations in an effort to reduce delivery costs and expand our points of distribution.

Franchise Agreements

We conduct our business primarily under franchise agreements with PepsiCo. These agreements give us the exclusive right in specified territories to manufacture, package, sell and distribute PepsiCo beverages, and to use the related PepsiCo trade names and trademarks. These agreements require us, among other things, to purchase concentrate for the beverages solely from PepsiCo, at prices established by PepsiCo, to use only PepsiCo authorized containers, packages and labeling, and to diligently promote the sale and distribution of PepsiCo beverages. We also have similar agreements with other brand owners such as Cadbury Schweppes plc.

Set forth below is a summary of our Master Bottling Agreement with PepsiCo, pursuant to which we manufacture, package, sell and distribute cola beverages in the U.S. We have similar agreements with PepsiCo for non-cola beverages in the U.S., and for cola and non-cola beverages in countries other than the U.S. In addition, we have similar arrangements with other companies whose brands we produce and distribute. Except for the QABCL operations, the franchise agreements exist in perpetuity and contain operating and marketing commitments and conditions for termination. The QABCL franchise agreement has a definite life. Also set forth below is a summary of our Master Fountain Syrup Agreement with PepsiCo, pursuant to which we manufacture, sell and distribute fountain syrup for PepsiCo beverages.

Master Bottling Agreement.  The Master Bottling Agreement (the “Bottling Agreement”) under which we manufacture, package, sell and distribute cola beverages bearing the Pepsi-Cola and Pepsi trademarks was entered into in November 2000. The Bottling Agreement gives us the exclusive and perpetual right, with the exception of QABCL, to distribute cola beverages for sale in specified territories in authorized containers. The Bottling Agreement provides that we will purchase our entire requirements of concentrates for cola beverages from PepsiCo at prices, and on terms and conditions, determined from time to time by PepsiCo. PepsiCo has no rights under the Bottling Agreement with respect to the prices at which we sell our products. PepsiCo may determine from time to time what types of containers we are authorized to use.

Under the Bottling Agreement, we are obligated to:

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

The Bottling Agreement requires that we meet with PepsiCo on an annual basis to discuss the business plan for the following three years. At these meetings, we are obligated to present the plans necessary to perform the duties required under the Bottling Agreement. These include marketing, management, advertising and financial plans. Subsequently, on a quarterly basis, we are required to report on the status of the implementation of the approved plans. If we carry out our annual plan in all material respects, we will be deemed to have satisfied our obligations according to the Bottling Agreement.

The Bottling Agreement provides that PepsiCo may in its sole discretion reformulate any of the cola beverages or discontinue them, with some limitations, so long as all cola beverages are not discontinued. PepsiCo may also introduce new beverages under the Pepsi-Cola trademarks or any modification thereof. If that occurs, we will be obligated to manufacture, package, distribute and sell such new beverages with the same obligations as they exist with respect to other cola beverages. We are prohibited from producing or handling cola products, other than those of PepsiCo, or products or packages that imitate, infringe or cause confusion with the products, containers or trademarks of PepsiCo. The Bottling Agreement also imposes requirements with respect to the use of PepsiCo’s trademarks, authorized containers, packaging and labeling.

PepsiCo can terminate the Bottling Agreement if any of the following occur:

(1)	we become insolvent, file for bankruptcy or adopt a plan of dissolution or liquidation;

(2)	any person or group of persons, without PepsiCo’s consent, acquires the right of beneficial ownership of more than 15 percent of any class of voting securities of PepsiAmericas, and if that person or group of persons does not terminate that ownership within 30 days;

(3)	any disposition of any voting securities of one of our bottling subsidiaries or substantially all of our bottling assets without PepsiCo’s consent;

(4)	we do not make timely payments for concentrate purchases;

(5)	we fail to meet quality control standards on products, equipment and facilities; or

(6)	we fail to present or carry out approved plans in all material respects and do not rectify the situation within 120 days.

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

The Syrup Agreement contains provisions that are similar to those contained in the Bottling Agreement with respect to pricing, territorial restrictions with respect to local customers and national customers electing direct delivery only, planning, quality control, transfer restrictions and related matters. The Syrup Agreement, which we entered into in November 2000, had an initial term of five years and was automatically renewed for an additional five-year period in November 2005 on the same terms and conditions. The Syrup Agreement is automatically renewable for additional five-year periods unless PepsiCo terminates it for cause. PepsiCo has the right to terminate the Syrup Agreement without cause at any time upon twenty-four months notice. If PepsiCo terminates the Syrup Agreement without cause, PepsiCo is required to pay us the fair market value of our rights thereunder. The Syrup Agreement will terminate if PepsiCo terminates the Bottling Agreement.

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

Raw Materials and Manufacturing

Expenditures for concentrate constitute our largest individual raw material cost. We buy various soft drink concentrates from PepsiCo and other soft drink companies, and mix them with other ingredients in our plants, including carbon dioxide and sweeteners. Artificial sweeteners are included in the concentrates we purchase for diet soft drinks. The product is then bottled in a variety of containers ranging from 8-ounce cans to 2.5-liter PET bottles to various glass packages, depending on market requirements.

In addition to concentrates, we purchase sweeteners, glass and PET bottles, aluminum cans, closures, bag-in-box packages, syrup containers, other packaging materials and carbon dioxide. We purchase raw materials and supplies, other than concentrates, from multiple suppliers. PepsiCo acts as our agent for the purchase of several such raw materials (see “Related Party Transactions” in Item 7 and Note 20 to the Consolidated Financial Statements for further discussion of PepsiCo’s procurement services).

A portion of our contractual cost of cans, plastic bottles and fructose is subject to price fluctuations based on commodity price changes in aluminum, PET, resin and corn, respectively. We periodically use derivative financial instruments to hedge the price risk associated with anticipated purchases of commodities.

The inability of suppliers to deliver concentrates or other products to us could adversely affect operating results. None of the raw materials or supplies in use is currently in short supply, although factors outside of our control could adversely impact the future availability of these supplies. During the second half of fiscal year 2005, we experienced a shortage of PET bottles in the U.S. that adversely impacted our volume performance.

Seasonality

Sales of our products are seasonal, with the second and third quarters generating higher sales volumes than the first and fourth quarters. Approximately 54 percent of our sales volume in fiscal year 2006 was generated during the second and third quarters. Sales volumes in our Central Europe operations tend to be more seasonal and sensitive to weather conditions than our U.S. and Caribbean operations.

Competition

The carbonated soft drink and the non-carbonated beverage market are highly competitive. Our principal competitors are bottlers who produce, package, sell and distribute Coca-Cola carbonated soft drink products. Additionally, in both the carbonated soft drink and non-carbonated beverage markets, we also compete with bottlers and distributors of nationally advertised and marketed products, bottlers and distributors of regionally advertised and marketed products, as well as bottlers of private label products sold in chain stores. The industry competes primarily on the basis of advertising to create brand awareness, price and price promotions, retail space management, customer service, consumer points of access, new products, packaging innovations and distribution methods. We believe that brand recognition is a primary factor affecting our competitive position.

Employees

We employed approximately 17,100 people worldwide as of the end of fiscal year 2006. This included approximately 12,200 employees in our U.S. operations and approximately 4,900 employees in our non-U.S. operations. Employment levels are subject to seasonal variations. We are a party to collective bargaining agreements covering approximately 5,800 employees. Eighteen agreements covering approximately 1,600 employees will be renegotiated in 2007. We regard our employee relations as generally satisfactory.

Government Regulation

Our operations and properties are subject to regulation by various federal, state and local governmental entities and agencies in the U.S., as well as non-U.S. governmental entities. As a producer of beverage products, we are subject to production, packaging, quality, labeling and distribution standards in each of the countries where we have operations including, in the U.S., those of the Federal Food, Drug and Cosmetic Act. In the U.S., we are also subject to the Soft Drink Interbrand Competition Act, which permits us to retain an exclusive right to manufacture, distribute and sell a soft drink product in a geographic territory if the soft drink product is in substantial and effective competition with other products of the same class in the same market or markets. We believe that there is such substantial and effective competition in each of the exclusive territories in which we operate. The operations of our production and distribution facilities are subject to various federal, state and local environmental laws and workplace regulations both in the U.S. and abroad. These laws and regulations include, in the U.S., the Occupational Safety and Health Act, the Unfair Labor Standards Act, the Clean Air Act, the Clean Water Act and laws relating to the maintenance of fuel storage tanks. We believe that our current legal and environmental compliance programs adequately address these areas and that we are in substantial compliance with applicable laws and regulations.

Of specific note, in Jamaica, we are subject to the regulatory oversight of the National Resources Conservation Authority (“NRCA”). Following discussions with the NRCA about an effluent treatment plan, we decided to construct a wastewater treatment facility in partnership with another company. Operation of the facility will be governed by a shared services agreement. Construction of the facility should be completed by the end of fiscal year 2007. Construction and operating costs for the facility are not anticipated to be material.

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

We are defendants in environmental lawsuits that arise in the ordinary course of business, none of which is expected to have a material adverse effect on our financial condition, although amounts recorded in any given period could be material to the results of operations or cash flows for that period.

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

In fiscal year 2001, we investigated the use of insurance products to mitigate risks related to our indemnification obligations under the 1988 agreement, as amended. The insurance carriers required that we employ an outside consultant to perform a comprehensive review of the former facilities operated or impacted by Pneumo Abex. Advances in the techniques of retrospective risk evaluation and increased experience (and therefore available data) at our former facilities made this comprehensive review possible. The consultant’s review was completed in fiscal year 2001 and was updated in the fourth quarter of fiscal year 2005. We have recorded our best estimate of our probable liability under our indemnification obligations using this consultant’s review and the assistance of other professionals.

At the end of fiscal year 2006, we had $60.3 million accrued to cover potential indemnification obligations, compared to $87.5 million recorded at the end of fiscal year 2005. The decrease was primarily due to payments made during the year for remediation activities, legal and administrative fees and settlement costs. This indemnification obligation includes costs associated with approximately 20 sites in various stages of remediation. At the present time, the most significant remaining indemnification obligation is associated with the Willits site, as discussed below, while no other single site has significant estimated remaining costs associated with it. Of the total amount accrued, $26.2 million was classified as a current liability at the end of fiscal year 2006 and $30.5 million at the end of fiscal year 2005. The amounts exclude possible insurance recoveries and are determined on an undiscounted cash flow basis. The estimated indemnification liabilities include expenses for the investigation and remediation of identified sites, payments to third parties for claims and expenses (including product liability and toxic tort claims), administrative expenses, and the expenses of on-going evaluations and litigation. We expect a significant portion of the accrued liabilities will be disbursed during the next 5 years.

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

We continue to have environmental exposure related to the remedial action required at a facility in Portsmouth, Virginia (consisting principally of soil treatment and removal) for which we have an indemnity obligation to Pneumo Abex. This is a Superfund site, which the United States Environmental Protection Agency required Pneumo Abex to remediate. Since inception of the remediation, we made indemnity payments of approximately $43.7 million (excluding $3.1 million of recoveries from other responsible parties) for remediation of the Portsmouth site through fiscal year 2006. We have accrued and expect to incur an estimated $1.1 million to complete the remediation and for administration and legal defense costs over the next several years.

Through the end of fiscal year 2004, we had accrued approximately $18.2 million related to several investigations regarding on-site and off-site disposal of wastes generated at a facility in Mahwah, New Jersey. In fiscal year 2005, a significant portion of our liability was settled and remaining obligations are not deemed to be significant.

Although we have certain indemnification obligations for environmental liabilities at a number of sites other than the sites discussed above, including Superfund sites, it is not anticipated that additional expense at any specific site will have a material effect on us. At some sites, the volumetric contribution for which we have an obligation has been estimated and other large, financially viable parties are responsible for substantial portions of the remainder. In our opinion, based upon information currently available, the ultimate resolution of these claims and litigation, including potential environmental exposures, and considering amounts already accrued, should not have a material effect on our financial condition, although amounts recorded in a given period could be material to our results of operations or cash flows for that period.

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

Essentially all of the assets of the Trust were expended by the Trust in connection with the purchase of the insurance coverage, the Finite Funding and related expenses. These actions have been taken to fund remediation and related costs associated with the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries and to protect against additional future costs in excess of our self-insured retention. The original amount of self-insured retention (the amount we must pay before the insurance carrier is obligated to begin payments) was $114.0 million of which $42.9 million has been eroded, leaving a remaining self-insured retention of $71.1 million at the end of fiscal year 2006. The estimated range of aggregate exposure related only to the remediation costs of such environmental liabilities is approximately $30 million to $50 million. We had accrued $31.5 million at the end of fiscal year 2006 for remediation costs, which is our best estimate of the contingent liabilities related to these environmental matters. The Finite Funding may be used to pay a portion of the $31.5 million and thus reduces our future cash obligations. Amounts recorded in our Consolidated Balance Sheets related to Finite Funding were $13.7 million and $19.6 million at the end of fiscal years 2006 and 2005, respectively, and are recorded in “Other assets,” net of $4.2 million and $5.4 million recorded in “Other current assets,” at the end of fiscal years 2006 and 2005, respectively.

In addition, we had recorded other receivables of $7.8 million and $11.4 million at the end of fiscal years 2006 and 2005, respectively, for future probable amounts to be received from insurance companies and other responsible parties. These amounts were recorded in “Other assets” in the Consolidated Balance Sheets as of the end of each respective period. Of this total, no portion of the receivable was reflected as current at the end of fiscal years 2006 or 2005.

On May 31, 2005, Cooper Industries, LLC (“Cooper”) filed and later served a lawsuit against us, Pneumo Abex, LLC, and the Trustee of the Trust (the “Trustee”), captioned Cooper Industries, LLC v. PepsiAmericas, Inc., et al., Case No. 05 CH 09214 (Cook Cty. Cir. Ct.). The claims involve the Trust and insurance policy described above. Cooper asserts that it was entitled to access $34 million that previously was in the Trust and that was used to purchase the insurance policy. Cooper claims that Trust funds should have been distributed for underlying Pneumo Abex asbestos claims indemnified by Cooper. Cooper complains that it was deprived of access to money in the Trust because of the Trustee’s decision to use the Trust funds to purchase the insurance policy described above. Pneumo Abex, LLC, the corporate successor to our prior subsidiary, has been dismissed from the suit.

During the second quarter of 2006, the Trustee’s motion to dismiss, in which we had joined, was granted and three counts against us based on the use of Trust funds were dismissed with prejudice, as were all counts against the Trustee, on the grounds that Cooper lacks standing to pursue these counts because it is not a beneficiary under the Trust. We then filed a separate motion to dismiss the remaining counts against us. Our motion was granted during the third quarter of 2006 and all remaining counts against us were dismissed with prejudice. Cooper subsequently filed a notice of appeal with regard to all rulings by the court dismissing the counts against us and the Trustee. Briefing of Cooper’s appeal is expected to take place during the first half of fiscal year 2007.

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

In fiscal year 2004, we noted that three mass-filed lawsuits accounted for thousands of claims for which Pneumo Abex claimed indemnification. During the last quarter of fiscal year 2005, these and other related claims were resolved for an amount we viewed as reasonable given all of the circumstances and consistent with our prior judgments as to valuation. We have received year-end 2006 claim statistics from law firms and Pneumo Abex which reflect the resolution of those claims and the remaining cases for which Pneumo Abex claims indemnification from PepsiAmericas. After giving effect to the noted resolution of prior mass-filed claims, at the end of fiscal year 2006, there are less than 7,500 claims for which indemnification is claimed. Of these claims, approximately 5,200 are filed in federal court and are subject to orders issued by the Multi-District Litigation panel, which effectively stay all federal claims, subject to specific requests to activate a particular claim or a discrete group of claims. The remaining cases are in state court and some are in “pleural registries” or other similar classifications that cause a case not to be allowed to go to trial unless there is a specific showing as to a particular plaintiff. Over 50 percent of the state court claims were filed prior to or in 1998. Prior to 1980, sales ceased for the asbestos-containing product claimed to have generated the largest subset of the open cases, and, therefore, we expect a decreasing rate of individual claims for that subset of cases. Our employees and agents manage or monitor the defense of the underlying claims that are or may be indemnifiable by us.

At the end of fiscal years 2006 and 2005, we had accrued $5.5 million and $7.0 million, respectively, related to product liability. These accruals primarily relate to probable asbestos claim settlements and legal defense costs. We also have additional amounts accrued for legal and other costs associated with obtaining insurance recoveries for previously resolved and currently open claims and their related costs. These amounts are included in the total liabilities of $60.3 million accrued at the end of fiscal year 2006. In addition to the known and probable asbestos claims, we may be subject to additional asbestos claims that are possible for which no reserve had been established at the end of fiscal year 2006. These additional reasonably possible claims are primarily asbestos related and the aggregate exposure related to these possible claims is estimated to be in the range of $6 million to $17 million. These amounts are undiscounted and do not reflect any insurance recoveries that we will pursue from insurers for these claims.

In addition, three lawsuits have been filed in California, which name several defendants including certain of our prior subsidiaries. The lawsuits allege that we and our former subsidiaries are liable for personal injury and/or property damage resulting from environmental contamination at the Willits facility. There are approximately 150 personal injury plaintiffs in the lawsuits seeking an unspecified amount of damages, punitive damages, injunctive relief and medical monitoring damages. We are actively defending the lawsuits. At this time, we do not believe these lawsuits are material to our business or financial condition.

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

Executive Officers of the Registrant

Our executive officers and their ages as of February 27, 2007 were as follows:

Name	Age	Position

Robert C. Pohlad	52	Chairman of the Board and Chief Executive Officer
Kenneth E. Keiser	55	President and Chief Operating Officer
Alexander H. Ware	44	Executive Vice President and Chief Financial Officer
G. Michael Durkin, Jr.	47	Executive Vice President, U.S. Operations
James R. Rogers	52	Executive Vice President, International Operations
Jay S. Hulbert	53	Senior Vice President, Worldwide Supply Chain
Anne D. Sample	43	Senior Vice President, Human Resources
Timothy W. Gorman	46	Vice President and Controller
Andrew R. Stark	43	Vice President and Treasurer

Each executive officer has been appointed to serve until his or her successor is duly appointed or his or her earlier removal or resignation from office. There are no familial relationships between any director or executive officer. The following is a brief description of the business background of each of our executive officers.

Mr. Pohlad became Chief Executive Officer of PepsiAmericas in November 2000, was named Vice Chairman in January 2001 and became Chairman in January 2002. Mr. Pohlad served as Chairman, Chief Executive Officer and director of the former PepsiAmericas prior to the merger with Whitman Corporation, a position he had held since 1998. From 1987 to present, Mr. Pohlad has also served as President of Pohlad

Companies. Mr. Pohlad is also a director of MAIR Holdings, Inc. and has served as its Chairman since March 2006.

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

Mr. Ware was named Executive Vice President and Chief Financial Officer in March 2005. From January 2003 to March 2005, Mr. Ware had served as Senior Vice President, Planning and Corporate Development. Prior to this role, he served as Vice President Finance for the East Group of PepsiAmericas since 1999. He joined PepsiAmericas as Director of Finance for PepsiCo’s Heartland Business Unit, which was acquired by PepsiAmericas from PepsiCo in 1999. Prior to this position, he had served in various strategic planning and corporate development roles within PepsiCo since 1994.

Mr. Durkin was named Executive Vice President of U.S. Operations in March 2005. Prior to this role, Mr. Durkin served as Chief Financial Officer of PepsiAmericas since 2000, and as Senior Vice President, East Group, for a subsidiary of Whitman Corporation, from March 1999 to November 2000. Prior to such position, Mr. Durkin was Vice President, Customer Development of PepsiCo’s Heartland Business Unit, which was acquired by PepsiAmericas from PepsiCo in 1999. Mr. Durkin also serves on the Board of Directors of The Schwan Food Company, Inc.

Mr. Rogers was named Executive Vice President, International in September 2004. Prior to this appointment, he served as Senior Vice President/General Manager of Central Europe since August 2000. Prior to joining PepsiAmericas, he was Vice President, Sales and Marketing, Southern California for The Pepsi Bottling Group, Inc. from July 1999 to August 2000.

Mr. Hulbert was named Senior Vice President, Worldwide Supply Chain of PepsiAmericas in December 2002. From November 2000 through December 2002, he served as Senior Vice President, Operations of PepsiAmericas. Prior to the merger with Whitman Corporation, Mr. Hulbert held the position of Director of Operations of Delta.

Ms. Sample was named Senior Vice President, Human Resources in May 2001. Ms. Sample joined Pepsi-Cola North America in 1988 as a Human Resources Manager in the field operations. During her 10 years with PepsiCo, she held numerous human resource positions. From 1997 to 2000, she served as Vice President of Leadership, Staffing and Development of Citibank.

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

Our operating results may fluctuate based on changes in marketplace conditions, especially customer and competitor consolidation, changes in customer preferences, including our customers’ shift from carbonated soft drinks to non-carbonated beverages, and unfavorable weather conditions in the territories in which we operate.

We face intense competition in the carbonated soft drink market and the non-carbonated beverage market and are impacted by both customer and competitor consolidation. Our response to marketplace competition and retailer consolidations may result in lower than expected net pricing of our products. Retail consolidation has increased the importance of our major customers and further consolidation is expected. In addition, competitive pressures may cause channel and product mix to shift from more profitable channels and packages and adversely affect our overall pricing. Our efforts to improve pricing may result in lower than expected volumes. Changes in net pricing and volume could have an adverse effect on our business, results of operations and financial condition.

Health and wellness trends have decreased demand for sugared carbonated soft drinks and shifted interest to diet soft drinks and non-carbonated beverages. In response to changes in consumers’ preferences, we have increased our emphasis on non-carbonated beverages, including Aquafina, Tropicana juice drinks, Lipton Iced Tea, energy drinks, and diet carbonated beverages. Our business could be adversely impacted by our inability to offset the decline in sales of sugared carbonated soft drinks with sales of diet soft drinks and non-carbonated beverages. Because we rely mainly on PepsiCo to provide us with the products that we sell, if PepsiCo fails to develop innovative products that respond to these and other consumer trends, this could put us at a competitive disadvantage in the marketplace and adversely affect our business and financial results. In addition, our business could be adversely affected by other consumer trends, such as consumer health concerns about obesity, product attributes and ingredients. Consumer preferences may change due to a variety of factors, including the aging of the general population, changes in social trends, changes in travel, vacation or leisure activity patterns or a downturn in economic conditions.

Additionally, our business is highly seasonal and unfavorable weather conditions in our markets may impact sales volume. Sales volumes in our Central Europe operations tend to be more sensitive to weather conditions than our U.S. and Caribbean operations.

An increase in the price of raw materials, natural gas and fuel or a decrease in the availability of raw materials, natural gas and fuel could adversely affect our financial condition. Disruption of our supply chain also could have an adverse effect on our business, financial condition and operating results.

Increases in the price of ingredients, packaging materials, other raw materials, natural gas and fuel could adversely impact our earnings and financial condition if we are unable to pass along these higher costs to our customers. The inability of suppliers to deliver concentrate, raw materials, other ingredients and products to us could also adversely affect operating results. The inability of our suppliers to meet our requirements could result in short-term shortages until alternative sources of supply could be located. In particular, we require significant amounts of aluminum cans and plastic bottle containers to support our requirements. Failure of our suppliers to meet our purchase requirements could reduce our profitability. In addition, we also require access to significant amounts of water. Any sustained interruption in the supply of these materials or any significant increase in their prices could have a material adverse effect on our business and financial results.

Energy prices, including the price of natural gas, gasoline and diesel fuel, are cost drivers for our business. Sustained high energy or commodity prices could negatively impact our operating results and demand for our products. Events such as natural disasters could impact the supply of fuel and could impact the timely delivery of our products to our customers.

Our ability to make, move and sell products is critical to our success. Damage or disruption to our supply chain, including our manufacturing or distribution capabilities, due to weather, natural disaster, fire or explosion, terrorism, pandemic, strikes or other reasons could impair our ability to manufacture and sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations, as well as require additional resources to restore our supply chain. In addition, unstable economic and political conditions or civil unrest in the countries in which we operate could have an adverse effect on our business results or financial condition.

The successful operation of our business depends upon our relationship with PepsiCo, including its level of advertising, bottler incentives and brand innovation. We may also have conflicts of interest with PepsiCo.

We operate under various bottling agreements with PepsiCo that allow us to manufacture, package, distribute and sell carbonated and non-carbonated beverages. Our inability to comply with the terms and conditions established in these agreements could result in termination of bottling agreements which would have a material adverse impact on our short-term and long-term business. These agreements provide that we must purchase all of the concentrate for PepsiCo beverages at prices and on terms which are set by PepsiCo in its sole discretion. Any significant concentrate price increases could materially affect our business and financial results.

PepsiCo’s advertising campaigns and their effectiveness, bottler incentives provided by PepsiCo, and PepsiCo’s brand innovation directly impact our operations. Bottler incentives cover a variety of initiatives to support volume and market share growth. The level of support is negotiated regularly and can be increased or decreased at the discretion of PepsiCo. PepsiCo is under no obligation to continue past levels of support in the future. Material changes in expected levels of bottler incentive payments and other support arrangements could adversely affect future results of operations. Furthermore, if the sales volume of sugared carbonated beverages continues to decline, our sales volume growth will increasingly depend on product innovation by PepsiCo. Even if PepsiCo maintains a robust pipeline of new products, we may be unable to achieve volume growth through product and packaging initiatives.

PepsiCo also provides procurement services for certain raw materials which result in rebates from vendors as a result of procurement volume. Cost of goods sold may be negatively impacted if we are unable to maintain targeted volume levels to secure such anticipated rebates or if PepsiCo no longer provides this service on our behalf.

Our past and ongoing relationship with PepsiCo could give rise to conflicts of interest. These potential conflicts include balancing the objectives of increasing sales volume of PepsiCo beverages and maintaining or increasing our profitability. Other possible conflicts could relate to the nature, quality and pricing of services or products provided to us by PepsiCo or by us to PepsiCo. In addition, one member of our Board of Directors is a Senior Vice President at PepsiCo.

In addition, under our Master Bottling Agreement, we must obtain PepsiCo’s approval to acquire any independent PepsiCo bottler. PepsiCo has agreed not to withhold approval for any acquisition within agreed-upon U.S. territories if we have successfully negotiated the acquisition and, in PepsiCo’s reasonable judgment, satisfactorily performed our obligations under the Master Bottling Agreement.

At the end of fiscal year 2006, PepsiCo beneficially owned approximately 44 percent of our common stock. As a result, PepsiCo is able to significantly affect the outcome of our shareholder votes, thereby affecting matters concerning us.

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

Our non-U.S. operations are exposed to foreign exchange rate fluctuations resulting from foreign currency transactions and translation of the operations’ financial results from local currency into U.S. dollars upon consolidation. As exchange rates vary, revenue and other operating results, when translated, may differ materially from expectations.

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

We cannot predict the outcome of legal proceedings and an adverse determination could negatively impact our financial results, nor can we predict the nature or outcome of future legal proceedings.

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

In addition, litigation or other claims based on alleged unhealthful properties of soft drinks could be filed against us and would require our management to devote significant time and resources to dealing with such claims. While we would not believe such claims to be meritorious, any such claims would be accompanied by unfavorable publicity that could adversely affect the sales of certain of our products. Our failure to abide by laws, orders or other legal commitments could subject us to fines, penalties or other damages, including costs associated with recalling products. We could be required to recall products if they become contaminated or damaged.

Increases in the cost of compliance with applicable regulations, including those governing the production, packaging, quality, labeling and distribution of beverage products, could negatively impact our financial results.

Our operations and properties are subject to various federal, state and local laws and regulations, including those governing the production, packaging, quality, labeling and distribution of beverage products, environmental laws, competition laws, taxes and accounting standards. We are also subject to the jurisdiction of regulatory agencies of foreign countries. New laws or regulations or changes in existing laws or regulations could negatively impact our financial results by restricting our ability to distribute products in certain venues or through higher operating costs to achieve compliance.

Changes in tax laws or in the tax status of our international operations could increase our tax liability and negatively impact our financial results.

We are subject to taxes in the U.S. and various foreign jurisdictions. As a result, our effective tax rate could be adversely affected by changes in the mix of earnings in the U.S. and foreign countries with differing statutory tax rates, legislative changes impacting statutory tax rates, including the impact on recorded deferred tax assets and liabilities, changes in tax laws or material audit assessments. In addition, deferred tax balances reflect the benefit of net operating loss carryforwards, the realization of which will depend upon generating future taxable income in the corresponding tax jurisdiction.

A strike or work stoppage by our union employees, which represent approximately one-third of our workforce, could disrupt our business.

Approximately 34 percent of our employees are covered by collective bargaining agreements. These agreements expire at various dates, including some in fiscal year 2007. Our inability to successfully renegotiate these agreements could cause work stoppages and interruptions, which may adversely impact our operating results. The terms and conditions of existing or renegotiated agreements could also increase the cost to us, or otherwise affect our ability to fully implement future operational changes to enhance our efficiency.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our U.S. manufacturing facilities include ten owned and one leased combination bottling/canning plants, four owned bottling plants and two owned canning plants with a total manufacturing area of approximately 1.4 million square feet. Non-U.S. manufacturing facilities include two owned plants in each of Poland, Hungary, the Czech Republic, and Romania and one owned plant in each of Puerto Rico, Jamaica, the Bahamas and Trinidad. In addition, we operate 123 distribution facilities in the U.S., 51 distribution facilities in Central Europe and 8 distribution facilities in the Caribbean. Seventy-eight of the distribution facilities are leased and just over 6 percent of our U.S. production is from our one leased domestic plant. We believe all facilities are adequately equipped and maintained and capacity is sufficient for our current needs. We currently operate a fleet of approximately 5,500 vehicles in the U.S. and approximately 1,400 vehicles internationally to service and support our distribution system.

In addition, we own various industrial and commercial real estate properties in the U.S. We also own a leasing company, which leases approximately 1,800 railcars, comprised of locomotives, flatcars and hopper cars to a third party.

Item 3.	Legal Proceedings.

From approximately 1945 to 1995, various entities owned and operated a facility that manufactured hydraulic equipment in Willits, California. The plant site is contaminated by various chemicals and metals. On August 23, 1999, an action entitled Donna M. Avila, et al. v. Willits Environmental Remediation Trust, Remco Hydraulics, Inc., M-C Industries, Inc., Pneumo Abex Corporation and Whitman Corporation, Case No. C99-3941 CAL, was filed in U.S. District Court for the Northern District of California. On January 16, 2001, a second lawsuit, entitled Pamela Jo Alrich, et al. v. Willits Environmental Remediation Trust, et al., Case No. C 01 0266 SI, against essentially the same defendants was filed in the same court. In 2006, a third lawsuit, entitled Nickerman v. Remco Hydraulics, was filed against the same defendants. These three lawsuits are before the same judge in U.S. District Court for the Northern District of California. In these lawsuits, individual plaintiffs claim that PepsiAmericas is liable for personal injury and/or property damage resulting from environmental contamination at the facility. There were over 1,000 claims filed in the three lawsuits. The Court dismissed a large portion of the claims; and in 2006, we settled a significant number of the claims. Some of the remaining claims may be settled, go to trial or be appealed. As of fiscal year end 2006, there were approximately 150 personal injury plaintiffs in the lawsuits seeking an unspecified amount of damages, punitive damages, injunctive relief and medical monitoring damages from PepsiAmericas. We are actively defending the lawsuits. At this time, we do not believe these lawsuits are material to the business or financial condition of PepsiAmericas.

On May 31, 2005, Cooper Industries, LLC (“Cooper”) filed and later served us with a Cook County, Illinois lawsuit against us, Pneumo Abex, LLC, and the Trustee of the Trust (the “Trustee”), captioned Cooper Industries, LLC v. PepsiAmericas, Inc., et al., Case No. 05 CH 09214 (Cook Cty. Cir. Ct.). The claims involve the Trust and insurance policy described in “Environmental Matters” in Item 1. Cooper asserts that it was entitled to access $34 million that previously was in the Trust and that was spent to purchase the insurance policy. Cooper claims that Trust funds should not have been distributed for environmental expenses and instead claims that the monies should have been distributed for underlying Pneumo Abex asbestos claims indemnified by Cooper. Cooper complains that we deprived it of access to money in the Trust because of the Trustee’s decision to use money in the Trust to purchase the insurance policy. Cooper’s lawsuit also named Pneumo Abex as a defendant. Pneumo Abex, the corporate successor to our prior subsidiary, has been dismissed from the suit.

During the second quarter of 2006, the Trustee’s motion to dismiss, in which we had joined, was granted and three counts against us based on the use of Trust funds were dismissed with prejudice, as were all counts against the Trustee, on the grounds that Cooper lacks standing to pursue those counts because it is not a beneficiary under the Trust. We then filed a separate motion to dismiss the remaining counts against us. Our motion was granted during the third quarter of 2006 and all remaining counts against us were dismissed with prejudice. Cooper subsequently filed a notice of appeal with regard to all rulings by the court dismissing the counts against us and the Trustee. Briefing of Cooper’s appeal is expected to take place during the first or second quarter of 2007.

We and our subsidiaries are defendants in numerous other lawsuits in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our financial condition, although amounts recorded in any given period could be material to the results of operations or cash flows for that period.

See also “Environmental Matters” in Item 1 and Note 18 to the Consolidated Financial Statements for further discussion.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of PepsiAmericas is listed and traded on the New York Stock Exchange under the stock trading symbol “PAS.” The table below sets forth the reported high and low sales prices as reported for New York Stock Exchange Composite Transactions for our common stock and indicates our dividends declared for each quarterly period for the fiscal years 2006 and 2005.

	Common Stock
			Dividends
	High	Low	Declared

2006:
First quarter	$24.82	$23.25	$0.125
Second quarter	24.98	21.15	0.125
Third quarter	23.41	20.94	0.125
Fourth quarter	21.59	19.52	0.125
2005:
First quarter	$23.22	$20.28	$0.085
Second quarter	25.75	22.48	0.085
Third quarter	26.35	21.97	0.085
Fourth quarter	23.95	21.31	0.085

Beginning in fiscal year 2004, our Board of Directors instituted a practice of reviewing dividend declarations on a quarterly basis. On February 22, 2007, our Board of Directors declared a first quarter 2007 dividend of $0.13 per share on PepsiAmericas common stock. The dividend is payable April 2, 2007 to shareholders of record on March 15, 2007. There were 8,884 shareholders of record as of February 22, 2007.

Our share repurchase program activity during the quarter ended December 30, 2006 was as follows:

			Total Number of
			Shares Purchased	Maximum Number
	Total	Average	as Part of	of Shares that May
	Number of	Price	Publicly	Yet be Purchased
	Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs(1)

October 1, 2006 — October 28, 2006	—	$—	30,165,500	9,834,500
October 29, 2006 — November 25, 2006	—	—	30,165,500	9,834,500
November 26, 2006 — December 30, 2006	—	—	30,165,500	9,834,500

For the Quarter Ended December 30, 2006	—	$—

(1)	On July 21, 2005, our Board of Directors authorized the repurchase of 20 million additional shares under a previously authorized repurchase program. This repurchase authorization does not have a scheduled expiration date.

See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Set forth below is a graph that compares the cumulative total shareholder return on our common stock (“PAS”) to the Standard & Poor’s MidCap 400 Index (“MidCap 400”) and to a Peer Group consisting of two companies that are U.S.-based bottlers, The Pepsi Bottling Group, Inc. (“PBG”) and Coca-Cola Enterprises, Inc. (“CCE”). The comparison covers the period from the last trading day of fiscal year 2001 through the last trading day of fiscal year 2006, as reported for New York Stock Exchange Composite Transactions. Shareholder return assumes reinvestment of all dividends.

Comparison of Five Year Cumulative Total Stockholder Returns

Item 6.	Selected Financial Data.

The following table presents summary operating results and other information of PepsiAmericas and should be read along with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Consolidated Financial Statements and accompanying notes included elsewhere in this Annual Report on Form 10-K (in millions, except per share and employee data).

For the Fiscal Years(1)	2006	2005	2004	2003	2002

OPERATING RESULTS:
Net sales:
U.S.	$3,245.8	$3,156.1	$2,825.8	$2,739.4	$2,760.5
Central Europe	484.1	343.5	309.4	310.4	298.4
Caribbean	242.5	226.4	209.5	187.0	180.9

Worldwide	$3,972.4	$3,726.0	$3,344.7	$3,236.8	$3,239.8
Operating income:
U.S.	$330.1	$387.7	$332.3	$315.7	$314.7
Central Europe	20.9	1.5	2.0	0.5	(10.6)
Caribbean	5.0	4.2	5.4	0.1	(3.4)

Worldwide	356.0	393.4	339.7	316.3	300.7
Interest expense, net	101.3	89.9	62.1	69.6	76.4
Other (expense) income, net	(11.5)	(4.9)	4.8	(6.2)	(3.7)

Income before income taxes and equity in net earnings (loss) of nonconsolidated companies	243.2	298.6	282.4	240.5	220.6
Income taxes	90.5	108.8	100.4	82.6	84.5
Equity in net earnings (loss) of nonconsolidated companies	5.6	4.9	(0.1)	(0.3)	(0.4)

Income from continuing operations	158.3	194.7	181.9	157.6	135.7
Loss from discontinued operations after taxes	—	—	—	—	(6.0)

Net income	$158.3	$194.7	$181.9	$157.6	$129.7

Weighted average common shares:
Basic	127.9	134.7	139.2	143.1	152.1
Incremental effect of stock options and awards	1.9	2.5	2.6	1.0	0.9

Diluted	129.8	137.2	141.8	144.1	153.0

Basic earnings per share:
Continuing operations	$1.24	$1.45	$1.31	$1.10	$0.89
Discontinued operations	—	—	—	—	(0.04)

Total	$1.24	$1.45	$1.31	$1.10	$0.85

Diluted earnings per share:
Continuing operations	$1.22	$1.42	$1.28	$1.09	$0.89
Discontinued operations	—	—	—	—	(0.04)

Total	$1.22	$1.42	$1.28	$1.09	$0.85

Cash dividends declared per share	$0.50	$0.34	$0.30	$0.04	$0.04
OTHER INFORMATION:
Total assets	$4,207.4	$4,053.8	$3,529.8	$3,596.8	$3,562.6
Long-term debt	$1,490.2	$1,285.9	$1,006.6	$1,078.4	$1,080.7
Capital investments	$169.3	$180.3	$121.8	$158.3	$219.2
Depreciation and amortization	$193.4	$184.7	$176.4	$170.2	$163.8
Number of employees	17,100	16,000	15,100	14,500	15,200

(1)	Amounts presented prior to fiscal year 2003 are presented as reported and are not adjusted for the pro forma impact of the prospective adoption in the first quarter of 2003 of Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.”

The following were recorded during the periods presented:

In fiscal year 2006:

•	We recorded an other-than-temporary marketable securities impairment loss of $7.3 million related to our common stock investment in Northfield Laboratories, Inc. that is classified as available-for-sale. The loss was recorded in the “Other (expense) income, net.”

•	We recorded special charges in Central Europe of $2.2 million. The special charges related primarily to a reduction in the workforce. These special charges were primarily for severance costs and related benefits.

•	We recorded special charges of $11.5 million in the U.S. related to our strategic realignment to further strengthen our customer focused go-to-market strategy. These special charges were primarily for severance and other employee-related costs, including the acceleration of vesting of certain restricted stock awards. In addition, we incurred costs associated with consulting services in connection with the realignment project which were included in the special charges.

In fiscal year 2005:

•	We recorded income of $16.6 million related to the proceeds from the settlement of a class action lawsuit. The lawsuit alleged price fixing related to high fructose corn syrup purchased in the U.S. from July 1, 1991 through June 30, 1995.

•	We recorded a $5.6 million benefit associated with a real estate tax refund concerning a previously sold parcel of land in downtown Chicago. The gain was recorded in “Other (expense) income, net.”

•	We recorded a $1.1 million net benefit to net income related to the reversal of valuation allowances for certain net operating loss carryforwards offset by tax contingency requirements. This net benefit was comprised of interest expense of $0.6 million ($0.4 million after tax) for the tax contingency requirements recorded in “Interest expense, net” and $1.5 million of tax benefit recorded in “Income taxes.”

•	We recorded an expense of $6.1 million related to lease exit costs, which resulted from the relocation of our corporate offices in the Chicago area. This expense was recorded in “Selling, delivery and administrative expense.”

•	We recorded an expense of $5.6 million related to the loss on the extinguishment of debt. During fiscal year 2005, we completed a cash tender offer related to $550 million of our outstanding debt. The total amount of securities tendered was $388 million. The loss was recorded in “Interest expense, net.”

•	We recorded special charges in Central Europe of $2.5 million. The special charges related to a reduction in the workforce and the consolidation of certain production facilities as we rationalized our cost structure. These special charges were primarily for severance costs, related benefits and asset write-downs.

In fiscal year 2004:

•	In Central Europe, we recorded special charges of $3.9 million related to the consolidation of certain production facilities and a reduction in the workforce. These special charges were primarily for severance costs and related benefits, as well as asset write-downs. Special charges are net of reversals of approximately $0.4 million recorded in the fourth quarter due to revisions of estimates of the related liabilities as Central Europe substantially completed the plans to modify the distribution strategy in all markets.

•	We recorded an additional gain of $5.2 million associated with the 2002 sale of a parcel of land in downtown Chicago. The gain reflected the settlement and final payment on the promissory note related to the initial sale, for which we had previously provided a full allowance.

•	We recorded a net gain of $2.7 million relating to a state income tax refund. This gain was comprised of $0.7 million for consulting expenses (recorded in “Selling, delivery and administrative expenses”), $0.8 million of interest income (recorded in “Interest expense, net”) and $2.6 million of income tax benefit, net (recorded in “Income taxes”).

•	We recorded a $3.5 million benefit to net income relating to the reversal of certain tax liabilities due to the settlement of income tax audits through the 2002 tax year. This benefit was comprised of interest income of $1.1 million ($0.7 million after tax) recorded in “Interest expense, net” and $2.8 million of tax benefit recorded in “Income taxes.”

In fiscal year 2003:

•	Our fiscal year ends on the Saturday closest to December 31 and resulted in an additional week, or fifty-three weeks, of operating results in fiscal year 2003 in our U.S. operations. PepsiAmericas’ fiscal year end policy only impacts the U.S. operations. The Central European and Caribbean operations are based upon a calendar year end and, therefore, did not have an additional week of operating results in fiscal year 2003. All other fiscal years presented in the table of “Selected Financial Data” contain fifty-two weeks of operating results in the U.S. The 53rd week contributed $33.9 million to net sales and $4.9 million to operating income in the U.S. in fiscal year 2003.

•	We recorded net special charges of $6.4 million. These charges consisted primarily of a $5.8 million charge related to the reduction in workforce in the U.S. and charges related to changes in the production, marketing and distribution strategies in our international operations. The U.S. special charges were primarily for severance costs and related benefits, including the acceleration of restricted stock awards. In addition, as a result of excess severance costs identified, we recorded a reversal of $0.2 million related to the fiscal year 2003 charge in the U.S. We also recorded special charges of $0.8 million related to a change in the production and distribution strategy in Barbados, which consisted primarily of asset write-downs. In addition, we recorded additional special charges of $2.1 million related to the changes in the marketing and distribution strategy in Poland, the Czech Republic, and Republic of Slovakia, offset by a special charge reversal of $2.1 million related primarily to favorable outcomes with outstanding lease commitments and severance in Poland. The initial special charge was based on an estimate that no sublease income would offset our lease commitments.

•	Investors in our $150 million, face value 5.79 percent notes notified us that they would exercise their option to purchase and resell the notes pursuant to the remarketing agreement, unless we elected to redeem the notes. We exercised our option and elected to redeem the notes at fair value pursuant to the remarketing agreement. As a result, we recorded a loss on the extinguishment of debt of $8.8 million in “Interest expense, net.”

•	We recorded a gain of $2.1 million on the previous sale of a parcel of land in downtown Chicago for the reversal of accruals related to the favorable resolution of certain contingencies. The gain was reflected in “Other (expense) income, net.”

•	We favorably settled a tax refund case with the Internal Revenue Service that arose from the 1990 termination of our Employee Stock Ownership Plan (“ESOP”). The tax settlement consisted of $6.4 million of interest income and a tax benefit of $6.0 million recorded in “Income taxes.” During fiscal year 2003, we recorded a net tax benefit of $7.7 million related primarily to the reversal of certain tax accruals, offset by additional tax liabilities recorded. Included in the net tax benefit of $7.7 million are tax benefits of $6.0 million from the favorable settlement of the ESOP case and a tax benefit of $6.0 million related mainly to the reversal of tax liabilities due to the settlement of various income tax audits through the 1999 tax year. These tax benefits were offset, in part, by net additional tax accruals of $4.3 million for contingent liabilities arising in fiscal year 2003.

In fiscal year 2002:

•	We recorded net special charges of $2.6 million. These charges included $5.7 million relating to changes in the distribution and marketing strategies in Poland, the Czech Republic and Republic of

Slovakia. Also included in the charges was $0.2 million in additional severance costs in the U.S. relating to the fiscal year 2000 special charge. We also identified and reversed $3.3 million in excess severance and related exit costs, including $2.2 million relating to the Hungary special charges recorded in fiscal 2001, and $1.1 million relating to previous special charges. These net special charges reduced the U.S. and Central Europe operating income by $0.2 million and $2.4 million, respectively.

•	We recorded a gain of $3.5 million related to the sale of a parcel of land in downtown Chicago, which was reflected in “Other (expense) income, net.”

•	Loss from discontinued operations included a charge of $9.8 million ($6.0 million after tax) resulting from the purchase of new insurance policies concerning the environmental liabilities related to previously sold subsidiaries.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements of expected future developments, as defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this Annual Report on Form 10-K refer to our expectations regarding continuing operating improvement and other matters. These forward-looking statements reflect our expectations and are based on currently available data; however, actual results are subject to future risks and uncertainties, which could materially affect actual performance. Risks and uncertainties that could affect such performance include, but are not limited to, the following: competition, including product and pricing pressures; changing trends in consumer tastes; changes in our relationship and/or support programs with PepsiCo and other brand owners; market acceptance of new product and package offerings; weather conditions; cost and availability of raw materials; changing legislation; outcomes of environmental claims and litigation; availability and cost of capital including changes in our debt ratings; labor and employee benefit costs; unfavorable interest rate and currency fluctuations; costs of legal proceedings; and general economic, business and political conditions in the countries and territories where we operate. See “Risk Factors” in Item 1A for additional information.

These events and uncertainties are difficult or impossible to predict accurately and many are beyond our control. We assume no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Executive Overview

What We Do

We manufacture, distribute, and market a broad portfolio of beverage products in the U.S., Central Europe and the Caribbean. We sell a variety of brands that we bottle under franchise agreements with various brand owners, the majority with PepsiCo or PepsiCo joint ventures. In some territories, we manufacture, package, sell and distribute our own brands, such as Toma brands in Central Europe. We operate in a significant portion of a 19 state region in the U.S. In Central Europe, we serve Poland, Hungary, the Czech Republic, Republic of Slovakia, and Romania, with distribution rights in Moldova, Estonia, Latvia and Lithuania. In the Caribbean, we serve Puerto Rico, Jamaica, the Bahamas, and Trinidad and Tobago, with distribution rights in Barbados.

Fiscal Year 2006 Key Financial Results

•	Worldwide average net selling prices increased 0.5 percent.

•	Worldwide volume increased 5.6 percent.

•	Worldwide cost of goods sold per unit increased 3.2 percent.

•	Operating margins decreased 160 basis points to 9.0 percent.

•	In fiscal year 2006, we generated operating income of $356.0 million in fiscal year 2006, which included special charges of $13.7 million due to reductions in our workforce in the U.S. and Central Europe. Operating income in fiscal year 2005 of $393.4 million included a benefit of $16.6 million due to the proceeds we received from the high fructose corn syrup litigation settlement, offset partly by lease exit costs of $7.5 million and special charges of $2.5 million due to reductions in our workforce in Central Europe.

•	We generated cash from operating activities of $343.8 million in fiscal year 2006 compared to $431.8 million in fiscal year 2005.

•	We reported diluted earnings per share of $1.22 for the fiscal year 2006, compared to diluted earnings per share of $1.42 in the prior year.

Our Focus in Fiscal Year 2006

The challenges and opportunities we faced in our geographic segments are summarized as follows:

In the U.S. Our U.S. business faced many challenges during fiscal year 2006, the most significant of which were volume declines in our carbonated soft drink category and raw material cost increases. Price increases in raw materials, such as high fructose corn syrup, aluminum, fuel and resin, challenged our business. Changing consumer preferences have driven volume declines in Trademark Pepsi and Trademark Mountain Dew of 5.9 percent and 1.6 percent, respectively, and a shift in our total portfolio mix as U.S. consumers are moving to non-carbonated alternatives. The mix of our non-carbonated beverage portfolio grew 4 percentage points during fiscal year 2006 as it represented 18 percent of our sales volume during the year. Trademark Aquafina volume growth of 39 percent and Trademark Lipton growth of 42 percent drove overall volume growth in the non-carbonated beverage category. The sales shift into lower margin products combined with higher raw material costs resulted in lower operating income. In addition, we recorded $11.5 million of special charges related to our strategic alignment to further strengthen our customer focused go-to-market strategy.

Our volume growth in fiscal year 2006 of just less than 1 percent and pricing of just over 1 percent drove our top-line growth. Volume growth in non-carbonated beverages was offset by volume declines in our core carbonated soft drink trademarks.

Our international operations.  We grew our profitability in our combined international operations with our continued focus on pricing, managing costs, and leveraging our infrastructure. We also expanded our presence in Central Europe with the acquisition of Quadrant-Amroq Bottling Company Limited (“QABCL”). In fiscal year 2006, we generated a total of $25.9 million in operating income in Central Europe and the Caribbean, which included the impact of the QABCL acquisition and strong volume growth across all other geographies. Also contributing to the improved profitability of our international operations was the favorable impact of foreign currency translation offset partly by the impact of special charges of $2.2 million. This compares to operating income in our international operations of $5.7 million in fiscal year 2005, which included special charges of $2.5 million.

In Central Europe, operating income grew $19.4 million due primarily to the incremental impact of the QABCL acquisition as well as the strong operating performance of our existing Central Europe businesses. The QABCL acquisition contributed roughly 65% of our growth in operating income, while the operating income of the existing businesses grew significantly compared to fiscal year 2005. The beneficial impact of the European Union appears to be taking hold in Central Europe, while our portfolio strategy and marketplace investments are improving our growth. During fiscal year 2006, we continued the successful sales of our products, such as Slice and Lipton and juice drinks such as Tropicana and Toma. We invested in our sales organization and put more sales people in direct contact with our customers. We continued to source more products between the countries in order to reduce costs and take advantage of the reduction in trade restrictions. In addition, we invested in advertising and marketing to build brand awareness. Lastly, we managed our pricing to cover higher raw material costs.

In the Caribbean, we continued to grow operating income despite challenging macroeconomic conditions that existed in Puerto Rico and Jamaica. Operating income grew $0.8 million to $5.0 million in fiscal year 2006. Strong volume growth of approximately 35 percent in the non-carbonated beverage category fueled this increase, offset partly by a 1 percent decline in carbonated soft drink volume. Net pricing increased during fiscal year 2006 to offset increases in raw material and utilities costs.

Focusing on Fiscal Year 2007

Pricing, with a focus on both mix and rate, continues to be a critical factor in achieving our top-line growth. In 2007, we will concentrate on achieving balanced growth between carbonated soft drinks and non-carbonated beverages, as well as balanced growth between the single-serve and take-home package. In fiscal year 2006, we were not able to keep pace with the significantly higher cost of goods sold, but we believe that pricing in fiscal year 2007 will offset cost increases. The current competitive and customer landscape suggests that our anticipated 2007 pricing will be achievable. In addition, we will continue to focus on our single serve, immediate consumption business across all channels and products. Successful innovation is expected to be an important contributor to single-serve package growth.

We will continue to focus on product-line extension and packaging innovation to drive consumer awareness and volume. The 2007 calendar includes significant innovation within carbonated soft drinks as well as the launch of non-carbonated beverages such as Lipton White Tea Raspberry, Aquafina Alive, and a multipack for SoBe Life Water. With these and other innovations and the momentum experienced in fiscal year 2006, we anticipate that our non-carbonated beverage portfolio will deliver an additional two points of mix by the end of the year, moving it from 18 percent to 20 percent of our total mix. We expect product-line extensions and packaging innovation to increase single-serve volume and help drive better margin mix.

Beyond these marketplace initiatives, we have addressed internal capabilities and efficiencies throughout our organization. We have realigned our organization in the U.S. from a sales organization based on geography to one built around customer channels. This new structure will enable us to dedicate more resources and sales support to channels and customers that are growing and help us to align more directly with the way our customers do business.

We will continue to strategically invest in our international operations and identify opportunities for increased productivity and efficiencies. We anticipate continued topline growth from recent actions that included expanding our portfolio and increasing front-line selling and marketing activity.

In fiscal year 2007, we expect diluted earnings per share to be in the range of $1.33 to $1.37, including an estimated impact of $0.02 to $0.03 for special charges related to the reorganization of our U.S. business. This compares to fiscal year 2006 diluted earnings per share of $1.22. Net income in fiscal year 2006 was negatively impacted by $0.10 per diluted share due to the special charges and other-than-temporary impairment loss further described in “Selected Financial Data” in Item 6. We expect worldwide volume to increase in the range of 5 to 6 percent, and to improve average net selling price by 3 to 4 percent. We expect cost of goods sold per unit to increase approximately 4 percent, and selling, delivery and administrative (“SD&A”) expenses to be higher by 7 to 8 percent compared to fiscal year 2006. Overall, we expect to generate operating income growth of 4 to 7 percent. This growth target is based on operating income that excludes the impact of special charges. The outlook described above includes the full-year impact of the QABCL acquisition, which is expected to contribute 4 to 5 percent growth in volume, lower both net selling price and cost of goods sold per unit by one percentage point, and increase SD&A expenses by 3 percent.

Our ability to generate significant operating cash flow makes several options available to us, including reinvesting in our existing business, pursuing acquisitions with an appropriate expected economic return, repurchasing our stock and paying dividends to our shareholders. We will continue to examine the optimal uses of cash to maximize shareholder value.

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

Results of Operations

In the discussion of our results of operations below, the number of bottle and can cases sold is referred to as volume. Constant territory refers to the results of operations excluding acquisitions. Net pricing is net sales divided by the number of cases and gallons sold for our core businesses, which include bottles and cans (including bottle and can volume from vending equipment sales), as well as food service. Changes in net pricing include the impact of sales price (or rate) changes, as well as the impact of foreign currency translation and brand, package and geographic mix. Net pricing and reported volume amounts exclude contract, commissary, and vending (other than bottles and cans) revenue and volume. Contract sales represent sales of manufactured product to other franchise bottlers and typically decline as excess manufacturing capacity is utilized. Net pricing and volume also exclude activity associated with beer and snack food products. Cost of goods sold per unit is the cost of goods sold for our core businesses divided by the related number of cases and gallons sold.

Items Impacting Comparability

Acquisitions

QABCL is a holding company that through its subsidiaries produces, sells and distributes Pepsi and other beverages throughout Romania with distribution rights in Moldova. In June 2005, we acquired a 49 percent interest in QABCL for a purchase price of $51.0 million. This initial investment was recorded under the equity method in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and was included in “Other Assets” in the Consolidated Balance Sheets. We recorded our share of QABCL earnings in “Equity in net earnings (loss) of nonconsolidated companies” in the Consolidated Statements of Income. Equity in net earnings of nonconsolidated companies was $5.6 million and $4.9 million in fiscal years 2006 and 2005, respectively.

In July 2006, we acquired the remaining 51 percent interest in QABCL for a purchase price of $81.9 million, net of $17.0 million cash received. We acquired $55.4 million of debt as part of the acquisition. QABCL is now a wholly-owned subsidiary which was consolidated in the third quarter of 2006. The increased purchase price for the remainder of QABCL was due to the improved operating performance subsequent to the initial acquisition of our 49 percent minority investment. Due to the timing of the receipt of available financial information from QABCL, we record results on a one-month lag basis.

In fiscal year 2005, we completed the acquisition of the capital stock of CIC and the capital stock of FM Vending for $354.6 million. CIC had bottling operations in southeast Florida and central Ohio, and was the seventh largest Pepsi bottler in the U.S.

Special Charges

In fiscal year 2006, we recorded special charges of $11.5 million in the U.S. related to our strategic realignment to further strengthen our customer focused go-to-market strategy. These special charges were primarily for severance and other employee related costs, including the acceleration of vesting of certain restricted stock awards. In addition, we incurred costs associated with consulting services in connection with the realignment project which were included in the special charges.

In addition, in fiscal year 2006, we recorded special charges of $2.2 million in Central Europe, primarily for a reduction in the workforce. These special charges were primarily for severance costs and related benefits.

In fiscal year 2005, we recorded special charges of $2.5 million in Central Europe, primarily for a reduction in the workforce in Central Europe and the consolidation of certain production facilities as we rationalized our cost structure. These special charges were primarily for severance costs and related benefits and asset write-downs.

Marketable Securities Impairment

In the fourth quarter of 2006, we recorded an other-than-temporary impairment loss of $7.3 million related to an equity security that is classified as available-for-sale on our Consolidated Balance Sheets. The loss was recorded in “Other expense, net.”

Fructose Settlement

In fiscal year 2005, we recorded income of $16.6 million related to proceeds we received from the settlement of a class action lawsuit. The lawsuit alleged price fixing related to high fructose corn syrup purchased from July 1, 1991 through June 30, 1995.

Hurricane Katrina

Our operations in the U.S. were impacted by the devastation created by Hurricane Katrina in September 2005. We incurred losses due to damaged marketing equipment, inventory write-offs, incremental freight costs incurred to source product to the impacted area from our other locations and other incremental costs incurred to restart operations. Losses, net of insurance recoveries, recorded in cost of goods sold were $0.1 million and $1.4 million in fiscal year 2006 and 2005, respectively, and $0.2 million and $1.2 million in sales, delivery and administrative expenses in fiscal year 2006 and 2005, respectively.

Lease Exit Costs

In fiscal year 2005 we recorded $1.4 million of expense recorded for the early termination of a real estate lease for our corporate offices in the Chicago area and $6.1 million of expense related to the remaining obligations related to this lease.

Operating Results — 2006 compared with 2005

Volume.  Sales volume growth (decline) for fiscal years 2006 and 2005 were as follows:

As Reported	2006	2005

U.S.	0.6%	7.4%
Central Europe	34.5%	3.3%
Caribbean	1.6%	3.4%
Worldwide	5.6%	6.5%

Constant Territory	2006	2005

U.S.	0.6%	(0.1)%
Central Europe	10.0%	3.3%
Caribbean	1.6%	3.4%
Worldwide	2.0%	0.7%

In fiscal year 2006, worldwide volume increased 5.6 percent compared to the prior year driven by growth in all three geographic segments, coupled with the impact of the QABCL acquisition.

Total volume in the U.S. grew 0.6 percent in fiscal year 2006. Non-carbonated beverages grew approximately 30 percent during fiscal year 2006, driven by the strong growth in both Trademark Aquafina and Lipton Iced Teas. Trademark Aquafina volume increased approximately 39 percent and Trademark Lipton volume increased approximately 42 percent during fiscal year 2006. This growth was partially offset by softness in our carbonated soft drink category, which declined 4 percent compared to fiscal year 2005. This softness was due in part to our consumers’ continued shift into the non-carbonated beverage category. Non-carbonated beverages constituted 18 percent of our sales volume during fiscal year 2006, an increase of 4 percentage points compared to fiscal year 2005. While carbonated soft drink volume performance declined during the first nine months of fiscal year 2006 compared to the same period in the prior year, stronger single-serve package sales volume in the fourth quarter of 2006 driven by successful promotional activities and innovation, slowed the rate of decline.

Total volume in Central Europe increased 34.5 percent during fiscal year 2006. The acquisition of QABCL in fiscal year 2006 contributed approximately 25 percentage points of volume growth during the period. The remaining growth was driven by strong performances across all brands and categories. Carbonated soft drink volume grew approximately 10 percent during fiscal year 2006, which reflected strong growth in Trademark Slice and Trademark Pepsi. Non-carbonated beverage growth of approximately 16 percent in fiscal year 2006 was driven by double-digit growth in Lipton products and the juice category, which includes Tropicana and Toma.

Volume in the Caribbean increased 1.6 percent during fiscal year 2006 compared to the same period last year. Volume grew despite the challenging business environment in Puerto Rico and Jamaica during the second quarter of 2006. Volume growth was driven by 35 percent growth in the non-carbonated beverage category, offset partly by flat growth in Trademark Pepsi. The non-carbonated beverage category growth was driven primarily by contributions from Tropicana and energy drinks.

Net Sales.  Net sales and net pricing statistics for fiscal years 2006 and 2005 were as follows (dollar amounts in millions):

Net Sales	2006	2005	Change

U.S.	$3,245.8	$3,156.1	2.8%
Central Europe	484.1	343.5	40.9%
Caribbean	242.5	226.4	7.1%

Worldwide	$3,972.4	$3,726.0	6.6%

Net Pricing Growth — as Reported	2006	2005

U.S.	1.1%	3.6%
Central Europe	7.2%	4.3%
Caribbean	5.4%	4.2%
Worldwide	0.5%	3.9%

Net Pricing Growth — Constant Territory	2006	2005

U.S.	1.1%	3.2%
Central Europe	6.5%	4.3%
Caribbean	5.4%	4.2%
Worldwide	1.4%	3.6%

Net sales in fiscal year 2006 increased $246.4 million, or 6.6 percent, to $3,972.4 million. Approximately 2 percentage points of growth was attributable to the acquisition of QABCL, with the remaining increase driven by volume growth and an increase in net pricing, both on a constant territory basis.

Net sales in the U.S. in fiscal year 2006 increased $89.7 million, or 2.8 percent, to $3,245.8 million. The increase in net sales was due to the 1.1 percent increase in net pricing and 0.6 percent volume growth. The improvement in net pricing was driven by rate increases of 2.0 percent, offset partly by a negative package mix. During fiscal year 2006, a shift in package mix from single-serve to take-home packages caused a decrease in the change in overall net pricing.

Net sales in Central Europe increased $140.6 million, or 40.9 percent, to $484.1 million in fiscal year 2006. The increase reflected the QABCL acquisition, which contributed approximately 24 percentage points of growth in net sales. The remainder of the increase resulted from volume growth and higher net pricing, including a $10.5 million contribution to net sales growth from foreign currency translation. The net pricing increase on a local currency basis was primarily driven by a higher mix of the single-serve package.

Caribbean net sales increased $16.1 million, or 7.1 percent, to $242.5 million in fiscal year 2006. Both a net selling price increase of 5.4 percent and volume growth of 1.6 percent drove the increase in net sales. The increase in net selling price was necessitated by higher raw materials costs, including sugar.

Cost of Goods Sold.  Cost of goods sold and cost of goods sold per unit statistics for fiscal years 2006 and 2005 were as follows (dollar amounts in millions):

Cost of Goods Sold	2006	2005	Change

U.S.	$1,891.6	$1,784.9	6.0%
Central Europe	292.7	211.3	38.5%
Caribbean	180.0	167.3	7.6%

Worldwide	$2,364.3	$2,163.5	9.3%

Cost of Goods Sold per Unit Increase — as Reported	2006	2005

U.S.	4.3%	3.4%
Central Europe	5.4%	11.1%
Caribbean	6.4%	5.8%
Worldwide	3.2%	4.5%

Cost of Goods Sold per Unit Increase — Constant Territory	2006	2005

U.S.	4.3%	3.2%
Central Europe	5.4%	11.1%
Caribbean	6.4%	5.8%
Worldwide	4.2%	4.1%

Cost of goods sold increased $200.8 million, or 9.3 percent, to $2,364.3 million. The growth in cost of goods sold during fiscal year 2006 was driven primarily by cost of goods sold per unit increases, volume growth and the impact of acquisitions. Worldwide cost of goods sold per unit increases were driven primarily by increases in raw material costs, including higher concentrate costs, and package mix shifts on a constant territory basis. Package mix changes were driven by shifts to higher cost products as a result of volume growth in our non-carbonated beverage portfolio. The worldwide cost of goods sold per unit on a reported basis was favorably impacted by the consolidation of QABCL during fiscal year 2006.

In the U.S., cost of goods sold increased $106.7 million, or 6.0 percent, to $1,891.6 million during fiscal year 2006. The increase was primarily driven by a higher cost of goods sold per unit. Cost of goods sold per unit increased 4.3 percent in the U.S., primarily due to higher raw material prices across all commodities, as well as the impact of mix shifts to higher cost non-carbonated beverages.

In Central Europe, cost of goods sold increased $81.4 million, or 38.5 percent during fiscal year 2006. Cost of goods sold increased due to the acquisition of QABCL, which contributed approximately 22 percentage points of growth. The remainder of the increase was due to volume growth of 10 percent on a constant territory basis, higher cost of goods sold per unit, and the unfavorable impact of foreign currency translation of $5.5 million. Cost of goods sold per unit increased 5.4 percent on a constant territory basis due to higher concentrate, resin and sugar costs.

In the Caribbean, cost of goods sold increased $12.7 million, or 7.6 percent, to $180.0 million during fiscal year 2006. The increase was mainly driven by an increase in cost of goods sold per unit of 6.4 percent and volume growth of 1.6 percent. Cost of goods sold per unit increased due to higher raw material costs, including concentrate and sweeteners, and higher utility costs.

Selling, Delivery and Administrative Expenses.  SD&A expenses and SD&A statistics for fiscal years 2006 and 2005 were as follows (dollar amounts in millions):

SD&A Expenses	2006	2005	Change

U.S.	$1,012.6	$1,000.1	1.2%
Central Europe	168.3	128.2	31.3%
Caribbean	57.5	54.9	4.7%

Worldwide	$1,238.4	$1,183.2	4.7%

SD&A Expenses as a Percent of Net Sales	2006	2005

U.S.	31.2%	31.7%
Central Europe	34.8%	37.3%
Caribbean	23.7%	24.2%
Worldwide	31.2%	31.8%

In fiscal year 2006, SD&A expenses increased $55.2 million, or 4.7 percent, to $1,238.4 million from $1,183.2 million in the prior year. As a percentage of net sales, SD&A expenses decreased to 31.2 percent in fiscal year 2006, compared to 31.8 percent in fiscal year 2005 due primarily to the lower operating costs as a result of cost containment initiatives in both the U.S. and Central Europe. The QABCL acquisition did not have a material impact on worldwide SD&A expenses as a percent of net sales.

In the U.S., SD&A expenses increased $12.5 million to $1,012.6 million in fiscal year 2006. The increase in SD&A expenses was due, in part, to higher fuel costs, costs related to the airforce Nutrisoda brand investment and stock option expense related to the adoption of SFAS No. 123(R). In addition, we recorded fixed asset charges of $6.5 million in fiscal year 2006 for marketing and merchandising equipment. These higher costs were partly offset by lower workers’ compensation costs and lower costs for employee benefits, driven by a $3.7 million benefit recorded as a result of a change in our estimate of healthcare costs and a $9.0 million benefit from lower medical spending. In fiscal year 2005, we recorded a $1.4 million expense for the early termination of a real estate lease for our corporate offices in the Chicago area and $6.1 million of expense related to the remaining obligations related to this lease. As a percentage of net sales, SD&A expenses decreased to 31.2 percent in fiscal year 2006, compared to 31.7 percent in the prior year.

In Central Europe, SD&A expenses increased $40.1 million, or 31.3 percent, to $168.3 million in fiscal year 2006. The QABCL acquisition contributed approximately 16 percentage points of the increase. The remaining increase was driven by 10.0 percent volume growth and the $1.2 million unfavorable impact of foreign currency translation in the constant territories. In addition, spending on advertising and marketing was higher than in fiscal year 2005 to build brand awareness. Fiscal year 2006 was benefited by a $0.7 million gain on a sale of land in the Czech Republic, while fiscal year 2005 was benefited by a $1.1 million gain from the sale of a facility in Hungary. SD&A expenses as a percentage of net sales improved to 34.8 percent in fiscal year 2006, compared to 37.3 percent in the prior year primarily driven by the QABCL acquisition which benefited this measure by 1.8 percentage points.

SD&A expenses in the Caribbean increased $2.6 million to $57.5 million in fiscal year 2006. SD&A expenses as a percentage of net sales was 23.7 percent in fiscal year 2006, a decline from 24.2 percent in the prior year. SD&A expenses in fiscal year 2006 benefited $0.6 million from the sale of a warehouse in Barbados, partly offset by severance costs incurred as a result of our entry into a new third-party distributor arrangement in Jamaica.

Special Charges.  In fiscal year 2006, we recorded special charges of $11.5 million in the U.S. related to our strategic realignment to further strengthen our customer focused go-to-market strategy. These special charges were primarily for severance and other employee related costs, including the acceleration of vesting of certain restricted stock awards. In addition, we incurred costs associated with consulting services in connection with the realignment project, which were included in the special charges.

In addition, in fiscal year 2006, we recorded special charges of $2.2 million in Central Europe, primarily for a reduction in the workforce. These special charges were primarily for severance costs and related benefits.

Operating Income.  Operating income for fiscal years 2006 and 2005 was as follows (dollar amounts in millions):

	2006	2005	Change

U.S.	$330.1	$387.7	(14.9)%
Central Europe	20.9	1.5	*
Caribbean	5.0	4.2	19.0%

Worldwide	$356.0	$393.4	(9.5)%

*	Calculation of percentage change is not meaningful.

Operating income decreased $37.4 million, or 9.5 percent, to $356.0 million in fiscal year 2006. This was driven by special charges, the operating performance in the U.S. during fiscal year 2006 and fructose settlement income in fiscal year 2005. The decrease was partly offset by the contribution of the QABCL acquisition and the strong operating performance in Central Europe.

Operating income in the U.S. decreased $57.6 million, or 14.9 percent, to $330.1 million in fiscal year 2006. Fiscal year 2005 included $16.6 million of fructose settlement income. The remaining decline in U.S. operating income was attributed to higher cost of goods sold, continued carbonated soft drink volume declines, a shift in our package mix to less profitable products and higher SD&A expenses.

Operating income in Central Europe increased $19.4 million to $20.9 million in fiscal year 2006, due to the contribution made by the QABCL acquisition and the operating performance of the constant territories. Fiscal year 2006 was favorably impacted by foreign currency translation of $3.9 million.

Operating income in the Caribbean increased $0.8 million to $5.0 million in fiscal year 2006 compared to $4.2 million in fiscal year 2005. Volume growth and the increase in net pricing contributed to this improvement.

Interest and Other Expenses.  Net interest expense increased $11.4 million to $101.3 million in fiscal year 2006 compared to $89.9 million in the prior year. This increase was due primarily to higher interest rates on floating rate debt and higher overall debt levels. The higher debt levels were primarily due to the acquisition of the remaining interest in QABCL in fiscal year 2006. Interest expense in fiscal year 2005 included a $5.6 million loss related to the early extinguishment of debt, partly offset by the receipt of $1.5 million of interest income related to a real estate tax appeals refund on a previously sold parcel of land.

We recorded other (expense) income, net, of $11.5 million in fiscal year 2006 compared to other (expense) income, net, of $4.9 in fiscal year 2005. In fiscal year 2006, we recorded a $7.3 million other-than-temporary impairment loss related to an equity security investment in Northfield Laboratories, Inc. This was partially offset by foreign currency transaction gains of $1.3 million and a gain of $0.9 million on the sale of investments. Fiscal year 2005 included foreign currency transaction losses of $3.3 million.

Income Taxes.  The effective income tax rate, which is income tax expense expressed as a percentage of income from continuing operations before income taxes, was 37.2 percent for fiscal year 2006 compared to 36.4 percent for fiscal year 2005. The current year’s rate was unfavorably impacted by the mix of our international operations.

In fiscal year 2005, we recorded a $1.6 million benefit related to the reversal of valuation allowances for certain net operating loss carryforwards offset by tax contingency requirements. In addition, we recorded a $0.9 million benefit from a state income tax law change in the state of Ohio.

Equity in Net Earnings (Loss) of Nonconsolidated Companies.  In June 2005, we acquired a 49 percent minority interest in QABCL. Equity in net earnings of nonconsolidated companies was $5.6 million in fiscal year 2006, which reflects our equity interest in QABCL until we acquired the remaining 51 percent of the outstanding common stock at the beginning of the third quarter of 2006.

Net Income.  Net income decreased $36.4 million to $158.3 million in fiscal year 2006, compared to $194.7 million in fiscal year 2005. The discussion of our operating results, included above, explains the decrease in net income.

Operating Results — 2005 compared with 2004

Volume.  Sales volume growth (declines) for fiscal years 2005 and 2004 were as follows:

As Reported	2005	2004

U.S.	7.4%	(2.0)%
Central Europe	3.3%	(13.0)%
Caribbean	3.4%	3.8%
Worldwide	6.5%	(3.5)%

Constant Territory	2005	2004

U.S.	(0.1)%	(2.0)%
Central Europe	3.3%	(13.0)%
Caribbean	3.4%	3.8%
Worldwide	0.7%	(3.5)%

In fiscal year 2005, worldwide volume increased 6.5 percent compared to the prior year due mainly to the impact of the CIC acquisition, which contributed 5.8 percent of the worldwide volume growth. Additionally, sales volume in Central Europe in fiscal year 2005 was stronger than the volume that we experienced during fiscal year 2004. In fiscal year 2004, volume in Central Europe was unfavorably impacted by the accession of our markets into the European Union.

The 7.4 percent growth in U.S. volume in fiscal year 2005 was primarily attributed to the incremental volume from the CIC acquisition. On a constant territory basis, U.S. volume remained essentially flat. The double-digit growth in our non-carbonated beverages category was offset by low single-digit declines in carbonated soft drinks. Growth in non-carbonated beverages was driven primarily by a 39 percent increase in Aquafina volume, which included the introduction of Aquafina Flavor Splash in the first quarter of 2005. In addition, double-digit growth in sports and energy drinks contributed to the overall growth in the non-carbonated beverage category. Non-carbonated beverages represented 14 percent of our overall portfolio in fiscal year 2005, up from 12 percent in fiscal year 2004. We experienced single-digit volume declines in Trademarks Pepsi and Mountain Dew, partly offset by single-digit growth in both our overall diet category and Trademark Dr Pepper.

Total volume in Central Europe increased 3.3 percent during fiscal year 2005. During fiscal year 2004, we experienced volume declines due primarily to the market-wide increases in costs related to the accession of our markets into the European Union. We also experienced cold weather conditions in the late spring and early summer of fiscal year 2004 that negatively impacted volume. Therefore, fiscal year 2005 volume improvement was partially attributed to the soft performance we experienced during fiscal year 2004. The remainder of growth in volume for fiscal year 2005 was driven by a high single-digit increase in the premium carbonated soft drink category, driven by promotional efforts for Trademark Pepsi in a 2.5-liter package and a positive consumer response to pricing in Republic of Slovakia. The successful launch of Slice in all markets to compete against our competitors’ value brands also drove volume throughout fiscal year 2005. The launch of Tropicana juice drinks in Hungary and improved promotional activities for other juice brands in the Czech Republic and Republic of Slovakia drove volume growth in the non-carbonated beverage category. Volume growth in those categories was partly offset by a high single-digit decline in the water category due to the highly competitive water environment, especially in Hungary.

Volume in the Caribbean increased 3.4 percent during fiscal year 2005 compared to fiscal year 2004. The volume increase reflected volume growth across all markets as well as the two months of incremental volume provided by the Bahamas in fiscal year 2005. We acquired a majority interest in the Bahamas in March 2004 and the Bahamas was included in our consolidated results at that time. Volume was driven by double-digit growth in the non-carbonated beverage category and high single-digit growth in flavors. Volume increases in these categories were partly offset by the negative impacts caused by a difficult hurricane season in Jamaica and a country-wide labor strike that limited raw material supply for a short period of time in Puerto Rico. In addition, an economic slowdown in Puerto Rico during the fourth quarter of 2005 also negatively impacted volume.

Net Sales.  Net sales and net pricing statistics for fiscal years 2005 and 2004 were as follows (dollar amounts in millions):

Net Sales	2005	2004	Change

U.S.	$3,156.1	$2,825.8	11.7%
Central Europe	343.5	309.4	11.0%
Caribbean	226.4	209.5	8.1%

Worldwide	$3,726.0	$3,344.7	11.4%

Net Pricing Growth — as Reported	2005	2004

U.S.	3.6%	4.8%
Central Europe	4.3%	14.2%
Caribbean	4.2%	6.6%
Worldwide	3.9%	6.5%

Net Pricing Growth — Constant Territory	2005	2004

U.S.	3.2%	4.8%
Central Europe	4.3%	14.2%
Caribbean	4.2%	6.6%
Worldwide	3.6%	6.5%

Net sales in fiscal year 2005 increased $381.3 million, or 11.4 percent, to $3,726.0 million. The 11.4 percent increase in worldwide net sales reflected an increase in net pricing and volume and the incremental benefit of the CIC acquisition.

Net sales in the U.S. in fiscal year 2005 increased $330.3 million, or 11.7 percent, to $3,156.1 million. Approximately two-thirds of the increase in net sales in the U.S. was the result of the incremental net sales contributed by the CIC territories. The remainder of the increase in net sales was primarily due to the 3.6 percent increase in net pricing. The improvement in net pricing was driven by a two-thirds contribution from price and a one-third contribution from changes in package mix. The increase in pricing reflected our initiative to grow our single-serve category. Net sales increases were also driven by successful promotional efforts during fiscal year 2005, including holiday activity and continued product innovation with the reformulation of Wild Cherry Pepsi, Cherry Vanilla Dr Pepper and Pepsi One. Net sales also benefited from line extensions with the introduction of Pepsi Lime and Aquafina FlavorSplash.

Net sales in Central Europe increased $34.1 million, or 11.0 percent, to $343.5 million in fiscal year 2005. The increase resulted from a 3.3 percent volume increase and a 4.3 percent increase in net pricing driven by the favorable impact of foreign currency translation. Foreign currency translation contributed $22.5 million to net sales growth in fiscal year 2005. On a local currency basis, net pricing declined due to the overall competitive pricing environment and promotional activity executed in our markets.

Caribbean net sales increased $16.9 million, or 8.1 percent, to $226.4 million in fiscal year 2005. Both a net selling price increase of 4.2 percent and volume growth of 3.4 percent drove the increase in net sales. The increase in net selling price was driven by favorable package mix shifts and increased pricing in the single-

serve packages. Comparisons between periods were impacted by the consolidation of the Bahamas in March 2004; the two additional months of net sales in fiscal year 2005 contributed $1.9 million of the increase.

Cost of Goods Sold.  Cost of goods sold and cost of goods sold per unit statistics for fiscal years 2005 and 2004 were as follows (dollar amounts in millions):

Cost of Goods Sold	2005	2004	Change

U.S.	$1,784.9	$1,594.8	11.9%
Central Europe	211.3	175.1	20.7%
Caribbean	167.3	152.3	9.8%

Worldwide	$2,163.5	$1,922.2	12.6%

Cost of Goods Sold per Unit Increase — as Reported	2005	2004

U.S.	3.4%	3.4%
Central Europe	11.1%	14.3%
Caribbean	5.8%	3.6%
Worldwide	4.5%	5.3%

Cost of Goods Sold per Unit Increase — Constant Territory	2005	2004

U.S.	3.2%	3.4%
Central Europe	11.1%	14.3%
Caribbean	5.8%	3.6%
Worldwide	4.1%	5.3%

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

In the U.S., cost of goods sold increased $190.1 million, or 11.9 percent, to $1,784.9 million. The increase was primarily driven by the incremental cost of goods sold attributable to CIC, which represented approximately two-thirds of the increase, and a higher cost of goods sold per unit. Cost of goods sold per unit increased 3.4 percent in the U.S., primarily due to price increases in aluminum, fuel and resin. We were able to mitigate, in part, the increase in aluminum and fuel costs with our hedging program. On average, concentrate prices from PepsiCo for carbonated soft drinks were approximately 2.0 percent higher in fiscal year 2005 than the prior year.

In Central Europe, cost of goods sold increased $36.2 million, or 20.7 percent, to $211.3 million. This increase was primarily due to volume growth of 3.3 percent, higher raw material costs and the $6.8 million unfavorable impact of foreign currency translation. The cost of goods sold per unit increase of 11.1 percent in fiscal year 2005 included the unfavorable impact of foreign currency translation. Higher sugar, fuel and resin prices also contributed to the increase in cost of goods sold per unit.

In the Caribbean, cost of goods sold increased $15.0 million, or 9.8 percent, to $167.3 million, driven mainly by volume growth of 3.4 percent, an increase in cost of goods sold per unit of 5.8 percent and the incremental two months of cost of goods sold contributed by the Bahamas in fiscal year 2005 compared to the prior year. The cost of goods sold per unit increased due to increases in the prices for resin, fuel and utilities.

Selling, Delivery and Administrative Expenses.  SD&A expenses and SD&A statistics for fiscal years 2005 and 2004 were as follows (dollar amounts in millions):

SD&A Expenses	2005	2004	Change

U.S.	$1,000.1	$898.7	11.3%
Central Europe	128.2	128.4	(0.2)%
Caribbean	54.9	51.8	6.0%

Worldwide	$1,183.2	$1,078.9	9.7%

SD&A Expense as a Percent of Net Sales	2005	2004

U.S.	31.7%	31.8%
Central Europe	37.3%	41.5%
Caribbean	24.2%	24.7%
Worldwide	31.8%	32.3%

In fiscal year 2005, SD&A expenses increased $104.3 million, or 9.7 percent, to $1,183.2 million from $1,078.9 million in the prior year. As a percentage of net sales, SD&A expenses decreased to 31.8 percent in fiscal year 2005, compared to 32.3 percent in fiscal year 2004 due primarily to the lower operating costs achieved in Central Europe as a result of cost containment initiatives.

In the U.S., SD&A expenses increased $101.4 million to $1,000.1 million in fiscal year 2005. The increase in SD&A in fiscal year 2005 was primarily due to the incremental SD&A contribution of CIC, which represented approximately two-thirds of the total increase. The remainder of the increase was due primarily to increases in insurance, employee benefits and fuel costs. Additionally, SD&A expenses in fiscal year 2005 included $1.4 million of expense recorded for the early termination of a real estate lease for our corporate offices in the Chicago area and $6.1 million of expense related to the remaining obligations related to this lease. As a percentage of net sales, SD&A expenses remained essentially flat at 31.7 percent in fiscal year 2005, compared to 31.8 percent in the prior year.

In Central Europe, SD&A expenses decreased $0.2 million to $128.2 million in fiscal year 2005. The decrease was driven by lower operating costs associated with our cost reduction programs implemented in fiscal year 2004 and the first quarter of 2005 and a $1.1 gain from the sale of a facility in Hungary in fiscal year 2005. This decrease was partially offset by the $6.4 million unfavorable impact of foreign currency translation and volume growth of 3.3 percent. SD&A expenses as a percentage of net sales improved to 37.3 percent in fiscal year 2005, compared to 41.5 percent in the prior year.

SD&A expenses in the Caribbean increased $3.1 million to $54.9 million in fiscal year 2005. This increase was mainly due to volume growth of 3.4 percent and higher fuel costs. SD&A expenses as a percentage of net sales improved to 24.2 percent in fiscal year 2005, compared to 24.7 percent in the prior year. SD&A expenses were also higher due to the incremental two months of SD&A expenses contributed by the Bahamas in fiscal year 2005 compared to the prior year.

Fructose Settlement Income.  During fiscal year 2005, we recorded income of $16.6 million related to proceeds from the settlement of a class action lawsuit. The lawsuit alleged price fixing related to high fructose corn syrup purchased from July 1, 1991 through June 30, 1995. We received all proceeds from the lawsuit settlement to which we were entitled during fiscal year 2005.

Special Charges.  During fiscal year 2005, we recorded special charges of $2.5 million in Central Europe, related to a reduction in workforce and the consolidation of certain production facilities as we rationalized our cost structure. These special charges were primarily for severance costs and related benefits and asset write-downs.

Operating Income.  Operating income for fiscal years 2005 and 2004 was as follows (dollar amounts in millions):

	2005	2004	Change

U.S.	$387.7	$332.3	16.7%
Central Europe	1.5	2.0	(25.0)%
Caribbean	4.2	5.4	(22.2)%

Worldwide	$393.4	$339.7	15.8%

Operating income increased $53.7 million, or 15.8 percent, to $393.4 million in fiscal year 2005 compared to $339.7 million in fiscal year 2004, driven by an increase in operating income in the U.S. of $55.4 million, offset partly by a decrease in operating income in our combined international operations of $1.7 million.

U.S. operating income benefited from the contribution of CIC, which accounted for approximately 56 percent of the operating income growth in the U.S. The remaining growth in operating income in the U.S. was attributed to higher net pricing of 3.6 percent and the fructose settlement income, partially offset by higher raw material costs.

Operating income in Central Europe decreased $0.5 million to $1.5 million in fiscal year 2005. The decline was due mainly to the competitive pricing pressures that we faced in Hungary during fiscal year 2005, partially offset by favorable foreign currency translation of $9.3 million.

Operating income in the Caribbean decreased $1.2 million to $4.2 million in fiscal year 2005. The decline was due in part to the economic slowdown and country-wide labor strike in Puerto Rico. The decrease also reflected increased operating costs, primarily for fuel, utilities and resin.

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

Equity in Net Earnings (Loss) of Nonconsolidated Companies.  In fiscal year 2005, we acquired a 49 percent minority interest in QABCL, the Pepsi bottler in Romania with distribution rights in Moldova. Equity in net earnings of nonconsolidated companies was $4.9 million for fiscal year 2005.

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

Liquidity and Capital Resources

Operating activities.  Net cash provided by operating activities of continuing operations decreased by $88.0 million to $343.8 million in fiscal year 2006, compared to $431.8 million in fiscal year 2005. This decrease was mainly attributed to lower net income and a lower benefit from changes in primary working capital due to timing of cash flows. Primary working capital is comprised of inventory, accounts payable and accounts receivable, excluding securitized receivables. Additionally, net cash provided by operating activities was unfavorably impacted year-over-year due to the receipt of a federal income tax refund of $13.3 million in the first quarter of 2005, and the impact of the reclassification excess tax benefits for share-based compensation arrangements to financing activities.

Net cash provided by operating activities was favorably impacted by the year-over-year decrease in contributions made to our pension plans. We contributed $10.0 million to our pension plans in fiscal year 2006 compared to $16.8 million in fiscal year 2005. We were $0.1 million underfunded in our pension plans as of the end of fiscal year 2006. A minimum contribution of $0.7 million is required under the minimum funding standards in fiscal year 2007. We do not anticipate making any additional contributions to our pension plans during 2007. We do not believe that any known trends or uncertainties related to our pension plans will result in a material change in our results of operations, financial condition, or our liquidity.

Investing activities.  Investing activities during fiscal year 2006 included capital investments of $169.3 million, a decrease of $11.0 million from capital investments of $180.3 million in fiscal year 2005. Capital spending in fiscal year 2006 decreased primarily due to lower spending on machinery and equipment. Capital spending in fiscal year 2007 is expected to be in the range of $190 million to $200 million.

During fiscal year 2006, we acquired the remaining 51 percent of the outstanding stock of QABCL for $81.9 million, net of $17.0 million cash acquired. We acquired $55.4 million of debt as part of the acquisition. In fiscal year 2005, we had initially acquired 49 percent of the outstanding stock of QABCL for $51.0 million. In fiscal year 2006, we also completed the acquisition of Ardea Beverage Co., the maker of the airforce Nutrisoda line of drinks. During fiscal year 2005, we completed the acquisition of the capital stock of CIC and the capital stock of FM Vending. CIC had bottling operations in southeast Florida and central Ohio, and was the seventh largest Pepsi bottler in the U.S. The total amount of these acquisitions is included in “Franchises and companies acquired, net of cash acquired” in the Consolidated Statements of Cash Flows.

Financing Activities.  Our total debt increased $126.8 million to $1,703.1 million as of the end of fiscal year 2006, from $1,576.3 million as of the end of fiscal year 2005. During fiscal year 2006, we paid $134.7 at maturity of the 6.5 percent notes and 5.95 percent notes, both due February 2006. In addition, during the fourth quarter of 2006, we repaid a portion of long-term debt acquired in the QABCL acquisition in the amount of $51.1 million.

In fiscal year 2006, we issued $250 million of notes due May 2011 with a coupon rate of 5.625 percent. Net proceeds from this issuance were $247.4 million, which included a reduction for discount and issuance costs. The proceeds from the issuance were used primarily to repay our commercial paper obligations and for other general corporate purposes.

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

In May 2005, we completed a cash tender offer related to $550 million of our outstanding debt. The total principal amount of securities tendered was $388.0 million. The cash payment to the bondholders for this transaction, including accrued interest and premiums, was $395.3 million. As a result of the tender offer we recorded a loss on the early extinguishment of debt in fiscal year 2005 of $5.6 million, which is recorded in “Interest expense, net” on our Consolidated Statement of Income.

During fiscal year 2004, we assumed $4.3 million of debt associated with the Pepsi-Cola Bahamas transaction. We also increased our net borrowings by $19.4 million on our short-term debt facilities during fiscal year 2004. In May 2004, we repaid $150 million face value 6.0 percent notes at their maturity.

We utilize revolving credit facilities both in the U.S. and in our international operations to fund short-term financing needs, primarily for working capital. During fiscal year 2006, we entered into a new five-year, $600 million unsecured revolving credit facility. The facility is for general corporate purposes, including commercial paper backstop. It replaces our previous five-year, $500 million credit facility on substantially similar terms. It is our policy to maintain a committed bank facility as backup financing for our commercial paper program. Accordingly, we have a total of $600 million available under our commercial paper program and revolving credit facility combined. We had $164.5 million of outstanding commercial paper borrowings as of the end of fiscal year 2006, compared to $141.5 million at the end of fiscal year 2005. Internationally, we had revolving credit facility borrowings of $9.2 million at the end of fiscal year 2006 compared to $13.9 million at the end of fiscal year 2005.

Since fiscal year 2001, we have executed a strategy to repurchase our stock. On July 21, 2005, our Board of Directors approved the repurchase of 20 million additional shares under a previously authorized repurchase program. This authorization was in addition to previous authorizations approved in both fiscal years 2001 and 2002. During fiscal year 2006, we repurchased 6.3 million shares of our common stock for $150.7 million. As of fiscal year end 2006, 9.8 million shares remained available for repurchase under the 2005 authorization. During fiscal year 2005, we repurchased 10.1 million shares of our common stock for $239.2 million. During fiscal year 2004, we executed an accelerated stock repurchase program in which we repurchased 10 million shares of our common stock for $203.5 million. See Note 14 in the Consolidated Financial Statements for further discussion. During fiscal year 2004, after the completion of the accelerated stock repurchase program, we repurchased an additional 0.2 million shares of our common stock for $4.2 million.

During fiscal year 2005, we retired 30 million shares of treasury stock. No cash consideration was paid or received as a part of this transaction. The transaction reduced the number of common shares issued to 137.6 million shares at the end of fiscal year 2005 compared to 167.6 million shares at the end of fiscal year 2004.

Beginning in fiscal year 2004, our Board of Directors instituted a practice of reviewing dividend declarations on a quarterly basis. The Board has declared quarterly dividends of $0.125 per share on PepsiAmericas common stock for each quarter in fiscal year 2006. The fourth quarter dividend was payable January 2, 2007 to shareholders of record on December 15, 2006. We paid cash dividends of $48.1 million in fiscal year 2006 based on this quarterly cash dividend rate. We also paid $11.2 million in fiscal year 2006 related to dividends that were declared in fiscal year 2005 but not paid until fiscal year 2006. At the end of fiscal year 2006, $17.2 million of dividends were declared and not yet paid. The amount is included in “Payables” in the Consolidated Balance Sheets. During fiscal year 2005 and 2004, we paid cash dividends of $35.1 million and $42.0 million, respectively, based on a quarterly dividend rate of $0.085 and $0.075 per share, respectively.

Our debt agreements contain a number of covenants that limit, among other things, the creation of liens, sale and leaseback transactions and the general sale of assets. Our revolving credit agreement requires us to maintain an interest coverage ratio. We are in compliance with all of our financial covenants.

We believe that our operating cash flows are sufficient to fund our existing operations and contractual obligations for the foreseeable future. In addition, we believe that our operating cash flows, available lines of credit, and the potential for additional debt and equity offerings will provide sufficient resources to fund our future growth and expansion. There are a number of options available to us and we continue to examine the optimal uses of our cash, including reinvesting in our existing business, repurchasing our stock and acquisitions with an appropriate expected economic return.

Contractual Obligations

The following table provides a summary of our contractual obligations as of the end of fiscal year 2006, by due date. Long-term debt obligations do not include amounts related to the fair value adjustment for interest rate swaps and unamortized (discount) premium. Our short-term and long-term debt, lease commitments, purchase obligations and advertising and exclusivity rights are more fully described in Notes 10, 11 and 18, respectively, in the Notes to the Consolidated Financial Statements. Our interest obligations relate to our contractual obligations under our fixed-rate long-term debt.

	Payments Due by Period
	Total	2007	2008	2009	2010	2011	Thereafter

Commercial paper and notes payable	$173.9	$173.9	$—	$—	$—	$—	$—
Long-term debt obligations	1,527.3	39.0	0.1	150.1	0.1	250.1	1,087.9
Interest obligations	981.1	91.4	81.2	76.4	71.7	64.6	595.8
Advertising commitments and exclusivity rights	82.2	27.2	20.8	12.5	8.2	4.8	8.7
Raw material purchase obligations	52.2	24.3	24.1	—	3.8	—	—
Lease obligations	86.3	15.1	11.4	11.1	7.9	6.5	34.3

Total contractual cash obligations	$2,903.0	$370.9	$137.6	$250.1	$91.7	$326.0	$1,726.7

Discontinued Operations.  We continue to be subject to certain indemnification obligations, net of insurance, under agreements related to previously sold subsidiaries, including indemnification expenses for potential environmental and tort liabilities of these prior subsidiaries. There is significant uncertainty in assessing our potential expenses for complying with our indemnification obligations, as the determination of such amounts is subject to various factors, including possible insurance recoveries and the allocation of liabilities among other potentially responsible and financially viable parties. Accordingly, the ultimate settlement and timing of cash requirements related to such indemnification obligations may vary significantly from the estimates included in our financial statements. At the end of fiscal year 2006, we had recorded $60.3 million in liabilities for future remediation and other related costs arising out of our indemnification obligations. This amount excludes possible insurance recoveries and is determined on an undiscounted cash flow basis. In addition, we have funded coverage pursuant to an insurance policy (the “Finite Funding”) purchased in fiscal year 2002, which reduces the cash required to be paid by us for certain environmental sites pursuant to our indemnification obligations. The Finite Funding receivable amount recorded was $13.7 million at the end of fiscal year 2006, of which $4.2 million is expected to be recovered in 2007 based on our expenditures, and thus, is included as a current asset in the Consolidated Balance Sheet.

During fiscal years 2006 and 2005, we paid, net of taxes, $11.1 million and $10.1 million, respectively, related to such indemnification obligations, including the offsetting benefit of insurance recovery settlements of $6.5 million and $2.2 million, respectively, on an after-tax basis. We expect to spend approximately $25 million on a pretax basis in fiscal year 2007 related to our indemnification obligations, excluding possible insurance recoveries. (See “Environmental Matters” in Item 1 and Note 18 to the Consolidated Financial Statements for further discussion of discontinued operations and related environmental liabilities).

Off-Balance Sheet Arrangements

It is not our business practice to enter into off-balance sheet arrangements, other than in the normal course of business, nor is it our policy to issue guarantees to nonconsolidated affiliates or third parties.

Critical Accounting Policies

The preparation of the Consolidated Financial Statements in conformity with U.S generally accepted accounting principles requires management to use estimates. We base our estimates on historical experience, available information and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and revisions to estimates are included in our results for the period in which the actual amounts or revisions become known. Presented in our notes to the Consolidated Financial Statements is a summary of our most significant accounting policies used in the preparation of such statements. Significant estimates in the Consolidated Financial Statements include recoverability of goodwill and intangible assets with indefinite lives, environmental liabilities, income taxes and casualty insurance costs which are described in further detail below:

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

Our identified intangible assets with indefinite lives principally arise from the allocation of the purchase price of businesses acquired, and consist primarily of franchise and distribution agreements. Impairment is measured as the amount by which the carrying value of the intangible asset exceeds its estimated fair value. The estimated fair value is generally determined on the basis of discounted future cash flows.

The impairment evaluation requires the use of considerable management judgment to determine the fair value of the goodwill and intangible assets with indefinite lives using discounted future cash flows, including estimates and assumptions regarding the amount and timing of cash flows, cost of capital and growth rates.

Environmental Liabilities.  We continue to be subject to certain indemnification obligations under agreements related to previously sold subsidiaries, including potential environmental liabilities (see “Environmental Matters” in Item 1 and Note 18 to the Consolidated Financial Statements for further discussion). We have recorded our best estimate of our probable liability under those indemnification obligations, with the assistance of outside consultants and other professionals. The estimated indemnification liabilities include expenses for the remediation of identified sites, payments to third parties for claims and expenses (including product liability and toxic tort claims), administrative expenses, and the expense of on-going evaluations and litigation. Such estimates and the recorded liabilities are subject to various factors, including possible insurance recoveries, the allocation of liabilities among other potentially responsible parties, the advancement of technology for means of remediation, possible changes in the scope of work at the contaminated sites, as well as possible changes in related laws, regulations, and agency requirements. We do not discount environmental liabilities.

Income Taxes.  Our effective income tax rate is based on income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. We have established valuation allowances against a portion of the non-U.S. net operating losses and state-related net operating losses to reflect the uncertainty of our ability to fully utilize these benefits given the limited carryforward periods permitted by the various jurisdictions. The evaluation of the realizability of our net operating losses requires the use of considerable management judgment to estimate the future taxable income for the various jurisdictions, for which the ultimate amounts and timing of such realization may differ. The valuation allowance can also be impacted by changes in the tax regulations.

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

Related Party Transactions

Transactions with PepsiCo

PepsiCo is considered a related party due to the nature of our franchise relationship and PepsiCo’s ownership interest in us. As of fiscal year end 2006, PepsiCo beneficially owned approximately 44 percent of PepsiAmericas’ outstanding common stock. During fiscal year 2006, approximately 90 percent of our total net sales were derived from the sale of PepsiCo products. We have entered into transactions and agreements with PepsiCo from time to time, and we expect to enter into additional transactions and agreements with PepsiCo in the future. Material agreements and transactions between our company and PepsiCo are described below.

Pepsi franchise agreements are issued in perpetuity, with the exception of QABCL, subject to termination only upon failure to comply with their terms. Termination of these agreements can occur as a result of any of the following: our bankruptcy or insolvency; change of control of greater than 15 percent of any class of our voting securities; untimely payments for concentrate purchases; quality control failure; or failure to carry out the approved business plan communicated to PepsiCo.

Bottling Agreements and Purchases of Concentrate and Finished Product.  We purchase concentrates from PepsiCo and manufacture, package, distribute and sell carbonated and non-carbonated beverages under various bottling agreements with PepsiCo. These agreements give us the right to manufacture, package, sell and distribute beverage products of PepsiCo in both bottles and cans and fountain syrup in specified territories. These agreements include a Master Bottling Agreement and a Master Fountain Syrup Agreement for beverages bearing the “Pepsi-Cola” and “Pepsi” trademarks, including Diet Pepsi in the United States. The agreements also include bottling and distribution agreements for non-cola products in the United States, and international bottling agreements for countries outside the United States. These agreements provide PepsiCo with the ability to set prices of concentrates, as well as the terms of payment and other terms and conditions under which we purchase such concentrates. Concentrate purchases from PepsiCo included in cost of goods sold totaled $829.8 million, $763.2 million and $687.9 million for the fiscal years 2006, 2005 and 2004, respectively. In addition, we bottle water under the “Aquafina” trademark pursuant to an agreement with PepsiCo that provides for payment of a royalty fee to PepsiCo, which totaled $50.2 million, $36.9 million and $29.6 million for the fiscal years 2006, 2005 and 2004, respectively, and was included in cost of goods sold. We also purchase finished beverage products from PepsiCo and certain of its affiliates, including tea, concentrate and finished beverage products from a Pepsi/Lipton partnership, as well as finished beverage products from a PepsiCo/Starbucks partnership. Such purchases are reflected in cost of goods sold and totaled $182.5 million, $152.6 million and $97.2 million for the fiscal years 2006, 2005 and 2004, respectively.

Bottler Incentives and Other Support Arrangements.  We share a business objective with PepsiCo of increasing availability and consumption of Pepsi-Cola beverages. Accordingly, PepsiCo provides us with various forms of bottler incentives to promote their brands. The level of this support is negotiated regularly and can be increased or decreased at the discretion of PepsiCo. The bottler incentives cover a variety of initiatives, including direct marketplace, shared media and advertising support, to support volume and market share growth. Worldwide bottler incentives from PepsiCo totaled approximately $226.8 million, $203.3 million, and $179.4 million for the fiscal years ended 2006, 2005 and 2004, respectively. There are no conditions or requirements that could result in the repayment of any support payments received by us.

In accordance with EITF Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor,” bottler incentives that are directly attributable to incremental expenses incurred are reported as either an increase to net sales or a reduction to SD&A expenses, commensurate with the recognition of the related expense. Such bottler incentives include amounts received for direct support of advertising commitments and exclusivity agreements with various customers. All other bottler incentives are recognized as a reduction of cost of goods sold when the related products are sold based on the agreements with vendors. Such bottler incentives primarily include base level funding amounts which are fixed based on the previous year’s volume and variable amounts that are reflective of the current year’s volume performance.

Based on information received from PepsiCo, PepsiCo provided indirect marketing support to our marketplace, which consisted primarily of media expenses. This indirect support is not reflected or included in our Consolidated Financial Statements, as these amounts were paid by PepsiCo on our behalf to third parties.

Manufacturing and National Account Services.  We provide manufacturing services to PepsiCo in connection with the production of certain finished beverage products, and also provide certain manufacturing, delivery and equipment maintenance services to PepsiCo’s national account customers. Net amounts paid or payable by PepsiCo to us for these services were $19.3 million, $17.2 million, and $17.5 million for fiscal years 2006, 2005 and 2004, respectively.

Other Transactions.  PepsiCo provides procurement services to us pursuant to a shared services agreement. Under such agreement, PepsiCo acts as our agent and negotiates with various suppliers the cost of certain raw materials by entering into raw material contracts on our behalf. The raw material contracts obligate us to purchase certain minimum volumes. PepsiCo also collects and remits to us certain rebates from the various suppliers related to our procurement volume. In addition, PepsiCo executes certain derivative contracts on our behalf and in accordance with our hedging strategies. In fiscal years 2006, 2005 and 2004, we paid $3.9 million, $3.4 million, and $3.5 million, respectively, to PepsiCo for such services.

During fiscal year 2002, we paid $3.3 million to PepsiCo for the SoBe distribution rights, of which approximately $0.2 million of amortization expense is included in SD&A expenses for the fiscal years 2006, 2005, and 2004, respectively.

Net amounts paid to PepsiCo and its affiliates for snack food products recorded in cost of goods sold were $12.5 million, $11.4 million and $0.2 million in fiscal years 2006, 2005 and 2004, respectively.

During fiscal year 2005, we received payment of $2.1 million related to the settlement of the fructose lawsuit for the former Heartland territories, which we acquired in 1999. The payment was originally made to PepsiCo out of the settlement trust, and then the funds were remitted to us by PepsiCo. The amount is included in “Fructose settlement income” on the Consolidated Statement of Income.

At the end of fiscal years 2006, 2005, and 2004, net amounts due from PepsiCo related to the above transactions amounted to $6.8 million, $8.9 million, and $12.6 million, respectively.

In summary, the Consolidated Statements of Income include the following income and (expense) transactions with PepsiCo (in millions):

	2006	2005	2004

Net sales:
Bottler incentives	$30.6	$32.9	$26.3
Manufacturing and national account services	19.3	17.2	17.5

	$49.9	$50.1	$43.8

Cost of goods sold:
Purchases of concentrate	$(829.8)	$(763.2)	$(687.9)
Purchases of finished beverage products	(182.5)	(152.6)	(97.2)
Purchases of finished snack food products	(12.5)	(11.4)	(0.2)
Bottler incentives	182.3	156.4	134.2
Aquafina royalty fee	(50.2)	(36.9)	(29.6)
Procurement services	(3.9)	(3.4)	(3.5)

	$(896.6)	$(811.1)	$(684.2)

Selling, delivery and administrative expenses:
Bottler incentives	$13.9	$14.0	$18.9
Purchases of advertising materials	(1.8)	(2.1)	(1.7)

	$12.1	$11.9	$17.2

Transactions with Bottlers in Which PepsiCo Holds an Equity Interest.  We sell finished beverage products to other bottlers, including The Pepsi Bottling Group, Inc. and Pepsi Bottling Ventures LLC, in which PepsiCo owns an equity interest. These sales occur in instances where the proximity of our production facilities to the other bottlers’ markets or lack of manufacturing capability, as well as other economic considerations, make it more efficient or desirable for the other bottlers to buy finished product from us. Our sales to other bottlers, including those in which PepsiCo owns an equity interest, were approximately $170.1 million, $128.8 million, and $84.8 million in fiscal years 2006, 2005, and 2004, respectively. Our purchases from such other bottlers were $2.0 million, $0.2 million, and $0.2 million in fiscal years 2006, 2005, and 2004, respectively.

Agreements and Relationships with Dakota Holdings, LLC, Starquest Securities, LLC and Mr. Pohlad

Under the terms of the PepsiAmericas Merger Agreement, Dakota Holdings, LLC (“Dakota”), a Delaware limited liability company whose members at the time of the PepsiAmericas merger included PepsiCo and Pohlad Companies, became the owner of 14,562,970 shares of our common stock, including 377,128 shares purchasable pursuant to the exercise of a warrant. In November 2002, the members of Dakota entered into a redemption agreement pursuant to which the PepsiCo membership interests were redeemed in exchange for certain assets of Dakota. As a result, Dakota became the owner of 12,027,557 shares of our common stock, including 311,470 shares purchasable pursuant to the exercise of a warrant. In June 2003, Dakota converted from a Delaware limited liability company to a Minnesota limited liability company pursuant to an agreement and plan of merger. In January 2006, Starquest Securities, LLC (“Starquest”), a Minnesota limited liability company, obtained the shares of our common stock previously owned by Dakota, including the shares of common stock purchasable upon exercise of the above-referenced warrant, pursuant to a contribution agreement. Such warrant expired unexercised in January 2006, resulting in Starquest holding 11,716,087 shares of our common stock. These shares are subject to a shareholder agreement with our company.

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

Transactions with Pohlad Companies

In fiscal year 2002, we entered into an Aircraft Joint Ownership Agreement with Pohlad Companies. Pursuant to the Aircraft Joint Ownership Agreement we purchased a one-eighth interest in a Lear Jet aircraft owned by Pohlad Companies. In fiscal year 2005, we terminated this contract and entered into a new Aircraft Joint Ownership Agreement with Pohlad Companies for a one-eighth interest in a Challenger aircraft and paid Pohlad Companies approximately $1.7 million. SD&A expenses associated with the jet in fiscal years 2006, 2005, and 2004 were $0.2 million, $0.2 million and $0.1 million, respectively.

Recently Issued Accounting Pronouncements

See Note 1 of the Consolidated Financial Statements for a summary of new accounting pronouncements that may impact our business.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We are subject to various market risks, including risks from changes in commodity prices, interest rates and currency exchange rates.

Commodity Prices.  The risk from commodity price changes relates to our ability to recover higher product costs through price increases to customers, which may be limited due to the competitive pricing environment that exists in the soft drink business. We use derivative financial instruments to hedge price fluctuations for a portion of anticipated purchases of certain commodities used in our operations. Due to the high correlation between such commodity prices and our cost of these products, we considered these hedges to be highly effective. At the end of fiscal year 2006, we had no outstanding hedges related to aluminum or diesel fuel.

Interest Rates.  At the end of fiscal year 2006, approximately 20 percent of our debt issues were variable rate obligations. Our floating rate exposure relates to changes in the six-month London Interbank Offered Rate (“LIBOR”) and the federal funds rate. Assuming consistent levels of floating rate debt with those held as of the end of fiscal year 2006, a 50 basis point change in each of these rates would have an impact of approximately $1.6 million on our annual interest expense. In fiscal year 2006, we had cash equivalents throughout a majority of the year, principally invested in money market funds, which were most closely tied to the federal funds rate. Assuming a 50 basis point change in the rate of interest associated with our short-term investments, interest income would not have changed by a significant amount.

Currency Exchange Rates.  Because we operate in non-U.S. franchise territories, we are subject to risk resulting from changes in currency exchange rates. Currency exchange rates are influenced by a variety of economic factors including local inflation, growth, interest rates and governmental actions, as well as other factors. Any positive cash flows generated have been reinvested in the operations, excluding repayments of intercompany loans from the manufacturing operations in Poland and the Czech Republic.

Based on net sales, non-U.S. operations represented approximately 18 percent of our total operations in fiscal year 2006. Changes in currency exchange rates impact the translation of the non-U.S. operations’ results from their local currencies into U.S. dollars. If the currency exchange rates had changed by ten percent in fiscal year 2006, we estimate the impact on operating income would have been approximately $2.6 million. This estimate does not take into account the possibility that rates can move in opposite directions and that gains in one category may or may not be offset by losses from another category.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 30, 2006, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

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

The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of our company’s consolidated subsidiaries except for Quadrant-Amroq Bottling Company Limited (QABCL), a business acquired by our company on July 3, 2006. Our company’s consolidated net sales for fiscal year 2006 were approximately $3,972.4 million, of which QABCL represented approximately

$80.7 million. Our company’s consolidated total assets as of the end of fiscal year 2006 were approximately $4,207.4 million, of which QABCL represented approximately $240.4 million.

Our management assessed the effectiveness of our internal control over financial reporting as of December 30, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on this assessment, management believes that, as of December 30, 2006, our internal control over financial reporting was effective based on those criteria.

KPMG LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued a report on our assessment of our internal control over financial reporting, which appears immediately following this report.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
of PepsiAmericas, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that PepsiAmericas, Inc. (the Company) maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The scope of management’s assessment of the effectiveness of internal control over financial reporting as of December 30, 2006 includes all of the Company’s consolidated subsidiaries except for Quadrant-Amroq Bottling Company Limited (QABCL), a business acquired by the Company on July 3, 2006. The Company’s consolidated net sales for fiscal year 2006 were approximately $3,972.4 million, of which QABCL represented approximately $80.7 million. The Company’s consolidated total assets as of the end of fiscal year 2006 were approximately $4,207.4 million, of which QABCL represented approximately $240.4 million. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over the financial reporting of QABCL.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PepsiAmericas, Inc. and subsidiaries as of the end of fiscal years 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the fiscal years 2006, 2005 and 2004, and our report dated February 26, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Chicago, Illinois
February 26, 2007

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

We incorporate by reference the information contained under the captions “Proposal 1: Election of Directors”, “Our Board of Directors and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the annual meeting of shareholders to be held April 26, 2007.

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

We incorporate by reference the information contained under the captions “Our Board of Directors and Committees — Management Resources and Compensation Committee Interlocks and Insider Participation”, “Our Board of Directors and Committees — Management Resources and Compensation Committee Report”, “Non-Employee Director Compensation” and “Executive Compensation” in our definitive proxy statement for the annual meeting of shareholders to be held April 26, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate by reference the information contained under the captions “Our Largest Shareholders” and “Shares Held by Our Directors and Executive Officers” in our definitive proxy statement for the annual meeting of shareholders to be held April 26, 2007.

Equity Compensation Plan Information.  The following table summarizes information regarding common stock that may be issued under our existing equity compensation plans at the end of fiscal year 2006:

	Number of Securities				Number of Securities
	to be Issued		Weighted Average		Remaining Available
	upon Exercise of		Exercise Price of		for Future Issuance
	Outstanding Options,		Outstanding Options,		Under Equity
	Warrants and Rights		Warrants and Rights		Compensation Plans

Equity compensation plans approved by security holders	7,383,917	(1)	$17.11	(2)	5,048,267
Equity compensation plans not approved by security holders	—				—

Total	7,383,917				5,048,267

(1)	This number includes stock options, as well as 2,140,631 shares underlying unvested restricted stock awards, granted or issued under stock incentive plans approved by our shareholders.

(2)	The weighted average exercise price of outstanding options and rights excludes unvested restricted stock awards.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

We incorporate by reference the information contained under the captions “Our Board of Directors and Committees” and “Certain Relationships and Related Transactions” in our definitive proxy statement for the annual meeting of shareholders to be held April 26, 2007.

Item 14.	Principal Accountant Fees and Services.

We incorporate by reference the information contained under the caption “Proposal 2: Ratification of Appointment of Independent Registered Public Accountants” in our definitive proxy statement for the annual meeting of shareholders to be held April 26, 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) See Index to Financial Information on page F-1 and Exhibit Index on page E-1.

(b) See Exhibit Index on page E-1.

(c) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of February 2007.

PEPSIAMERICAS, INC.

By:	/s/ ALEXANDER H. WARE
Alexander H. Ware
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of February 2007.

	Signature	Title

	/s/ ROBERT C. POHLAD Robert C. Pohlad	Chairman of the Board and Chief Executive Officer and Director (Principal Executive Officer)

	/s/ ALEXANDER H. WARE Alexander H. Ware	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

*	/s/ HERBERT M. BAUM Herbert M. Baum	Director

*	/s/ RICHARD G. CLINE Richard G. Cline	Director

*	/s/ MICHAEL J. CORLISS Michael J. Corliss	Director

*	/s/ PIERRE S. du PONT Pierre S. du Pont	Director

*	/s/ ARCHIE R. DYKES Archie R. Dykes	Director

*	/s/ JAROBIN GILBERT, Jr. Jarobin Gilbert, Jr.	Director

*	/s/ JAMES R. KACKLEY James R. Kackley	Director

*	/s/ MATTHEW M. McKENNA Matthew M. McKenna	Director

*	/s/ DEBORAH E. POWELL Deborah E. Powell	Director

*By:	/s/ ALEXANDER H. WARE Alexander H. Ware Attorney-in-Fact February 28, 2007

PEPSIAMERICAS, INC.

FINANCIAL INFORMATION

FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

FISCAL YEAR 2006

PEPSIAMERICAS, INC.

Index to Financial Information

Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Statements of Income for the fiscal years 2006, 2005 and 2004	F-3
Consolidated Balance Sheets as of fiscal year end 2006 and 2005	F-4
Consolidated Statements of Cash Flows for the fiscal years 2006, 2005 and 2004	F-5
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the fiscal years 2006, 2005 and 2004	F-6
Notes to Consolidated Financial Statements	F-7
Financial Statement Schedules:
Financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
of PepsiAmericas, Inc.:

We have audited the accompanying consolidated balance sheets of PepsiAmericas, Inc. and subsidiaries (the Company) as of the end of fiscal years 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the fiscal years 2006, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of the end of fiscal years 2006 and 2005, and the results of their operations and their cash flows for each of the fiscal years 2006, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006, based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Chicago, Illinois
February 26, 2007

PEPSIAMERICAS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

Fiscal Years	2006	2005	2004

Net sales	$3,972.4	$3,726.0	$3,344.7
Cost of goods sold	2,364.3	2,163.5	1,922.2

Gross profit	1,608.1	1,562.5	1,422.5
Selling, delivery and administrative expenses	1,238.4	1,183.2	1,078.9
Fructose settlement income	—	16.6	—
Special charges, net	13.7	2.5	3.9

Operating income	356.0	393.4	339.7
Interest expense, net	101.3	89.9	62.1
Other (expense) income, net	(11.5)	(4.9)	4.8

Income before income taxes and equity in net earnings
(loss) of nonconsolidated companies	243.2	298.6	282.4
Income taxes	90.5	108.8	100.4
Equity in net earnings (loss) of nonconsolidated companies	5.6	4.9	(0.1)

Net income	$158.3	$194.7	$181.9

Weighted average common shares:
Basic	127.9	134.7	139.2
Incremental effect of stock options and awards	1.9	2.5	2.6

Diluted	129.8	137.2	141.8

Earnings per share:
Basic	$1.24	$1.45	$1.31
Diluted	$1.22	$1.42	$1.28
Cash dividends declared per share	$0.50	$0.34	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

PEPSIAMERICAS, INC.

CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

As of Fiscal Year End	2006	2005

ASSETS:
Current assets:
Cash and cash equivalents	$93.1	$116.0
Receivables, net of allowance of $16.1 million and $15.2 million, respectively	267.1	213.8
Inventories:
Raw materials and supplies	104.2	88.2
Finished goods	128.8	106.0

Total inventories	233.0	194.2
Other current assets	81.9	74.2

Total current assets	675.1	598.2

Property and equipment:
Land	63.7	62.0
Buildings and improvements	445.7	405.8
Machinery and equipment	2,067.0	1,919.2

Total property and equipment	2,576.4	2,387.0
Less: accumulated depreciation	(1,437.7)	(1,272.9)

Net property and equipment	1,138.7	1,114.1

Goodwill	2,027.1	1,859.0
Intangible assets, net	299.9	301.1
Other assets	66.6	181.4

Total assets	$4,207.4	$4,053.8

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Short-term debt, including current maturities of long-term debt	$212.9	$290.4
Payables	189.4	166.3
Accrued expenses:
Salaries and wages	53.9	58.4
Customer incentives	71.6	58.9
Interest	21.5	22.3
Other	144.5	125.7

Total current liabilities	693.8	722.0

Long-term debt	1,490.2	1,285.9
Deferred income taxes	243.1	245.1
Other liabilities	175.7	231.5

Total liabilities	2,602.8	2,484.5

Shareholders’ equity:
Preferred stock ($0.01 par value, 12.5 million shares authorized; no shares issued)	—	—
Common stock ($0.01 par value, 350 million shares authorized; 137.6 million shares issued — 2006 and 2005)	1,283.4	1,267.1
Retained income	525.4	432.0
Unearned stock-based compensation	—	(16.5)
Accumulated other comprehensive income (loss)	21.7	(25.1)
Treasury stock, at cost (10.6 million shares and 4.6 million shares, respectively)	(225.9)	(88.2)

Total shareholders’ equity	1,604.6	1,569.3

Total liabilities and shareholders’ equity	$4,207.4	$4,053.8

The accompanying notes are an integral part of these consolidated financial statements.

PEPSIAMERICAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

Fiscal Years	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$158.3	$194.7	$181.9
Adjustments to reconcile to net cash provided by operating activities of continuing operations:
Depreciation and amortization	193.4	184.7	176.4
Deferred income taxes	(2.5)	(7.2)	34.1
Special charges, net	13.7	2.5	3.9
Cash outlays related to special charges	(2.6)	(1.6)	(2.8)
Pension contributions	(10.0)	(16.8)	(6.3)
Lease exit costs	—	6.1	—
Loss on extinguishment of debt	—	5.6	—
Gain on sale of investment	(0.9)	—	(5.2)
Equity in net (earnings) loss of nonconsolidated companies	(5.6)	(4.9)	0.1
Excess tax benefits from share-based payment arrangements	(6.8)	—	—
Marketable securities impairment	7.3	—	—
Other	18.2	17.8	15.0
Changes in assets and liabilities, exclusive of acquisitions:
Increase in securitized receivables	—	—	100.0
(Increase) decrease in remaining receivables	(37.0)	0.6	(21.7)
Increase in inventories	(24.2)	(5.9)	(6.2)
Increase (decrease) in payables	0.5	13.7	(4.0)
Net change in other assets and liabilities	42.0	42.5	(1.1)

Net cash provided by operating activities of continuing operations	343.8	431.8	464.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Franchises and companies acquired, net of cash acquired	(88.5)	(354.6)	(21.2)
Capital investments	(169.3)	(180.3)	(121.8)
Purchase of equity investment	—	(51.0)	—
Proceeds from sales of property	9.7	5.3	4.5
Proceeds from sales of investments	0.9	—	5.2

Net cash used in investing activities	(247.2)	(580.6)	(133.3)

CASH FLOWS FROM FINANCING ACTIVITES:
Net borrowings of short-term debt	13.6	75.3	19.4
Proceeds from issuance of long-term debt	247.4	793.3	—
Repayment of long-term debt	(185.8)	(457.1)	(150.9)
Excess tax benefits from share-based payment arrangements	6.8	—	—
Issuance of common stock	24.9	61.4	65.1
Treasury stock purchases	(150.7)	(239.2)	(207.7)
Cash dividends	(59.3)	(35.1)	(42.0)

Net cash (used in) provided by financing activities	(103.1)	198.6	(316.1)

Net operating cash flows used in discontinued operations	(11.1)	(10.1)	(6.4)
Effects of exchange rate changes on cash and cash equivalents	(5.3)	1.4	(2.4)

Change in cash and cash equivalents	(22.9)	41.1	5.9
Cash and cash equivalents at beginning of year	116.0	74.9	69.0

Cash and cash equivalents at end of year	$93.1	$116.0	$74.9

The accompanying notes are an integral part of these consolidated financial statements.

PEPSIAMERICAS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
(in millions)

					Accumulated
				Unearned	Other
				Stock-	Comprehensive			Total
	Common Stock		Retained	Based	Income	Treasury Stock		Shareholders’
	Shares	Amount	Income	Compensation	(Loss)	Shares	Amount	Equity

As of fiscal year end 2003	167.6	$1,534.5	$439.8	$(8.2)	$(29.4)	(23.8)	$(371.6)	$1,565.1
Comprehensive income:
Net income			181.9					181.9
Foreign currency translation adjustment					36.2			36.2
Unrealized gain on securities					15.2			15.2
Unrealized loss on derivative instruments					(1.2)			(1.2)
Minimum pension liability adjustment					(4.8)			(4.8)

Total comprehensive income								227.3

Treasury stock purchases						(10.2)	(207.7)	(207.7)
Stock compensation plans		0.8		(0.5)		5.0	80.3	80.6
Dividends declared			(42.1)					(42.1)

As of fiscal year end 2004	167.6	$1,535.3	$579.6	$(8.7)	$16.0	(29.0)	$(499.0)	$1,623.2
Comprehensive income:
Net income			194.7					194.7
Foreign currency translation adjustment					(23.5)			(23.5)
Unrealized loss on securities					(8.7)			(8.7)
Unrealized loss on derivative instruments					(3.6)			(3.6)
Minimum pension liability adjustment					(5.3)			(5.3)

Total comprehensive income								153.6

Treasury stock purchases						(10.1)	(239.2)	(239.2)
Treasury stock retirements	(30.0)	(276.3)	(296.0)			30.0	572.3	—
Stock compensation plans		8.1		(7.8)		4.5	77.7	78.0
Dividends declared			(46.3)					(46.3)

As of fiscal year end 2005	137.6	$1,267.1	$432.0	$(16.5)	$(25.1)	(4.6)	$(88.2)	$1,569.3
Comprehensive income:
Net income			158.3					158.3
Foreign currency translation adjustment					40.7			40.7
Unrealized loss on securities					(4.1)			(4.1)
Unrealized loss on derivative instruments					(0.9)			(0.9)
Minimum pension liability adjustment					(12.1)			(12.1)

Total comprehensive income								181.9

Adjustment to initially apply SFAS No. 158, net of tax					23.2			23.2
Treasury stock purchases						(6.3)	(150.7)	(150.7)
Stock compensation plans		16.3		16.5		0.3	13.0	45.8
Dividends declared			(64.9)					(64.9)

As of fiscal year end 2006	137.6	$1,283.4	$525.4	$—	$21.7	(10.6)	$(225.9)	$1,604.6

The accompanying notes are an integral part of these consolidated financial statements.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies

Principles of consolidation.  On November 30, 2000, Whitman Corporation merged with PepsiAmericas, Inc. (“the former PepsiAmericas”) and subsequently in January 2001, the combined entity changed its name to PepsiAmericas, Inc. (referred to herein as “PepsiAmericas,” “we,” “our,” or “us”). The Consolidated Financial Statements include all wholly and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Due to the timing of the receipt of available financial information, the results of Quadrant-Amroq Bottling Company Limited (“QABCL”) are recorded on a one-month lag basis.

Nature of operations.  We manufacture and distribute a broad portfolio of beverage products in the United States (“U.S.”), Central Europe and the Caribbean. We operate under exclusive franchise agreements with soft drink concentrate producers, including master bottling and fountain syrup agreements with PepsiCo, Inc. (“PepsiCo”) for the manufacture, packaging, sale and distribution of PepsiCo branded products. There are similar agreements with other companies whose brands we produce and distribute. Except for the QABCL operations, the franchise agreements exist in perpetuity and contain operating and marketing commitments and conditions for termination. The QABCL franchise agreement has a definite life.

We distribute beverage products to various customers in our designated territories and through various distribution channels. We are vulnerable to certain concentrations of risk, mostly impacting the brands we sell, as well as the customer base to which we sell, as we are exposed to a risk of loss greater than if we would have mitigated these risks through diversification. Approximately 90 percent of our net sales were derived from brands that we bottle under licenses from PepsiCo or PepsiCo joint ventures. In addition, Wal-Mart Stores, Inc. is a major customer that constituted 10.9 percent, 11.0 percent and 9.7 percent of our net sales in our U.S. operations for fiscal years 2006, 2005 and 2004, respectively.

Use of accounting estimates.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Fiscal year.  Our U.S. operations report using a fiscal year that consists of 52 or 53 weeks ending on the Saturday closest to December 31. Our 2006, 2005 and 2004 fiscal years consisted of 52 weeks and ended on December 30, 2006, December 31, 2005 and January 1, 2005, respectively. Our Central Europe and Caribbean operations fiscal years end on December 31 and therefore are not impacted by the 53rd week.

Cash and cash equivalents.  Cash and cash equivalents consist of deposits with banks and financial institutions which are unrestricted as to withdrawal or use, and which have original maturities of three months or less.

Sale of receivables.  Our U.S. subsidiaries sell their receivables to Whitman Finance, a special purpose entity and wholly-owned subsidiary, which in turn sells an undivided interest in a revolving pool of receivables to a major U.S. financial institution. The sale of receivables is accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

Inventories.  Inventories are recorded at the lower of cost or net realizable value. Inventory is valued using the average cost method.

Derivative financial instruments.  Due to fluctuations in the market prices for certain commodities, we use derivative financial instruments to hedge against volatility in future cash flows related to anticipated purchases of commodities. We also use derivative instruments to hedge against the risk of adverse movements in interest rates and foreign currency exchange rates. We use derivative financial instruments to lock interest rates on future debt issues and to convert fixed rate debt to floating rate debt. Our corporate policy prohibits

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

the use of derivative instruments for trading or speculative purposes, and we have procedures in place to monitor and control their use.

All derivative instruments are recorded at fair value as either assets or liabilities in our Consolidated Balance Sheets. Derivative instruments are generally designated and accounted for as either a hedge of a recognized asset or liability (“fair value hedge”), a hedge of a forecasted transaction (“cash flow hedge”), or they are not designated as a hedge.

For a fair value hedge, both the effective and ineffective portions of the change in fair value of the derivative instrument, along with an adjustment to the carrying amount of the hedged item for fair value changes attributable to the hedged risk, are recognized in earnings. For derivative instruments that hedge interest rate risk, the fair value adjustments are recorded in “Interest expense, net,” in the Consolidated Statements of Income.

For a cash flow hedge, the effective portion of changes in the fair value of the derivative instrument that are highly effective are deferred in “Accumulated other comprehensive income (loss)” until the underlying hedged item is recognized in earnings. The applicable gain or loss recognized in earnings is recorded consistent with the expense classification of the underlying hedged item. If a fair value or cash flow hedge were to cease to qualify for hedge accounting or be terminated, it would continue to be carried on the Consolidated Balance Sheets at fair value until settled, but hedge accounting would be discontinued prospectively. If a forecasted transaction was no longer probable of occurring, amounts previously deferred in “Accumulated other comprehensive income (loss)” would be recognized immediately in earnings.

We may also enter into derivative instruments for which hedge accounting is not elected because they are entered into to offset changes in the fair value of an underlying transaction recognized in earnings. These instruments are reflected in the Consolidated Balance Sheets at fair value with changes in fair value recognized in earnings.

Cash received or paid upon settlement of derivative financial instruments designated as cash flow hedges or fair value hedges are classified in the same category as the cash flows from items being hedged in the Consolidated Statements of Cash Flow. Cash flows from the settlement of commodity and interest rate derivative instruments are included in “Cash provided by operating activities” in the Consolidated Statements of Cash Flow.

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

Goodwill and intangible assets.  Goodwill and intangible assets with indefinite lives are not amortized, but instead tested annually for impairment or more frequently if events or changes in circumstances indicate that an asset might be impaired. Goodwill is tested for impairment using a two-step approach at the reporting unit level: U.S., Central Europe, and Caribbean. First, we estimate the fair value of the reporting units primarily using discounted estimated future cash flows. If the carrying value exceeds the fair value of the reporting unit, the second step of the goodwill impairment test is performed to measure the amount of the potential impairment loss. Goodwill impairment is measured by comparing the “implied fair value” of goodwill with its carrying amount. Our annual impairment evaluation for goodwill is performed in the fourth quarter, and no impairment of goodwill has been indicated.

Our identified intangible assets with indefinite lives principally arise from the allocation of the purchase price of businesses acquired, and consist primarily of franchise and distribution agreements. Impairment is measured as the amount by which the carrying value of the intangible asset exceeds its estimated fair value.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

The estimated fair value is generally determined on the basis of discounted future cash flows. Based on our impairment analysis performed in the fourth quarter of 2006, the estimated fair value of our identified intangible assets with indefinite lives exceeded the carrying amount.

The impairment evaluation requires the use of considerable management judgment to determine the fair value of the goodwill and intangible assets with indefinite lives using discounted future cash flows, including estimates and assumptions regarding the amount and timing of cash flows, cost of capital and growth rates.

Our definite lived intangible assets consist primarily of franchise and distribution agreements and customer lists. We compute amortization of definite lived intangible assets using the straight-line method. The approximate lives used for annual amortization are 20 years for franchise and distribution agreements and 10 to 14 years for customer relationships and lists.

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

Investments.  Investments principally include available-for-sale equity securities, securities that are not publicly traded, and other investments, including real estate. Available-for-sale equity securities are carried at fair value, with unrecognized gains and losses, net of taxes, recorded in “Accumulated other comprehensive income (loss).” Unrealized losses determined to be other-than-temporary are recorded in “Other (expense) income, net” on the Consolidated Statements of Income. Fair values of available-for-sale securities are determined based on prevailing market prices. Non-publicly traded securities are carried at cost. Real estate investments are carried at cost, which management believes is lower than net realizable value. Investments are included in “Other assets” on the Consolidated Balance Sheets.

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

Bottler incentives.  PepsiCo and other brand owners, at their sole discretion, provide us with various forms of marketing support. The marketing support is intended to cover a variety of initiatives, including direct marketplace, shared media and advertising support, to promote volume and market share growth. Worldwide bottler incentives totaled approximately $240.8 million, $217.2 million, and $188.1 million for the fiscal years 2006, 2005 and 2004, respectively. There are no conditions or requirements that could result in the repayment of any support payments received by us. Over 94 percent of the bottler incentives received in fiscal year 2006 were from PepsiCo or its affiliates.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor,” bottler incentives that are directly attributable to incremental expenses incurred are reported as either an increase to net sales or a reduction to selling, delivery and administrative (“SD&A”) expenses, commensurate with the recognition of the related expense. Such bottler incentives include amounts received for direct support of advertising commitments and exclusivity agreements with various customers. All other bottler incentives are recognized as a reduction of cost of goods sold when the related products are sold based on the agreements with vendors. Such bottler incentives primarily include base level funding amounts which are fixed based on the previous year’s volume and variable amounts that are reflective of the current year’s volume performance.

Based on information received from PepsiCo, PepsiCo provided indirect marketing support to our marketplace, which consisted primarily of media expenses. This indirect support is not reflected or included in our financial statements, as these amounts were paid by PepsiCo on our behalf to third parties. Other brand owners provide similar indirect marketing support.

The Consolidated Statements of Income include the following bottler incentives recorded as income or as a reduction of expense (in millions):

	2006	2005	2004

Net sales	$34.2	$36.6	$26.8
Cost of goods sold	191.7	165.5	142.2
Selling, delivery and administrative expenses	14.9	15.1	19.1

Total	$240.8	$217.2	$188.1

Advertising and marketing costs.  We are involved in a variety of programs to promote our products. Advertising and marketing costs are expensed in the year incurred. Certain advertising and marketing costs incurred by us are partially reimbursed by PepsiCo and other brand owners in the form of marketing support. Advertising and marketing expenses were $122.5 million, $104.3 million and $93.8 million in fiscal years 2006, 2005 and 2004, respectively. These amounts are net of bottler incentives of $10.5 million, $11.2 million and $14.7 million in fiscal years 2006, 2005 and 2004, respectively.

Shipping and handling costs.  We record shipping and handling costs in SD&A expenses. Such costs totaled $254.4 million, $249.0 million and $235.5 million in fiscal years 2006, 2005 and 2004, respectively.

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

Stock-based compensation.  We adopted the fair value based method of accounting for our stock-based compensation of the revised SFAS No. 123, “Share-Based Payment” in fiscal year 2006. We used the modified

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

prospective method of adoption of SFAS No. 123. We measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award. The total cost is reduced for estimated forfeitures over the awards’ vesting period and the cost is recognized over the requisite service period. Forfeiture estimates are reviewed on an annual basis. During fiscal year 2006, the forfeiture rate was 3.3 percent for restricted stock awards and 2.0 percent for stock options.

Prior to fiscal year 2006, we used the intrinsic value method of accounting for our stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock-based employee compensation cost for stock options was reflected in net income, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense for restricted stock awards is reflected in net income, and this expense is recognized ratably over the awards’ vesting period.

Income taxes.  Our effective income tax rate is based on income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. We have established valuation allowances against a portion of the non-U.S. net operating losses and state-related net operating losses to reflect the uncertainty of our ability to fully utilize these benefits given the limited carryforward periods permitted by the various jurisdictions. The evaluation of the realizability of our net operating losses requires the use of considerable management judgment to estimate the future taxable income for the various jurisdictions, for which the ultimate amounts and timing of such realization may differ. The valuation allowance can also be impacted by changes in the tax regulations.

Significant judgment is required in determining our contingent tax liabilities. We have established contingent tax liabilities using management’s best judgment and adjust these liabilities as warranted by changing facts and circumstances. A change in our tax liabilities in any given period could have a significant impact on our results of operations and cash flows for that period.

Foreign Currency Translation.  The assets and liabilities of our operations that have non-U.S. functional currencies are translated at exchange rates in effect at year end, and income statements are translated at the weighted average exchange rates for the year. In accordance with SFAS No. 52, “Foreign Currency Translation”, gains and losses resulting from the translation of foreign currency financial statements are deferred and recorded as a separate component of “Accumulated other comprehensive income (loss)” in the shareholders’ equity section of the Consolidated Balance Sheets.

Earnings per share.  Basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share assumes the exercise of all options which are dilutive, whether exercisable or not. The dilutive effects of stock options, warrants, and non-vested restricted stock awards are measured under the treasury stock method.

Options and warrants to purchase 1,337,700 shares, 471,410 shares and 2,525,356 shares at an average exercise price of $22.63, $24.79 and $23.00 per share that were outstanding at the end of fiscal years 2006, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share due to their anti-dilutive impact on the calculation.

Reclassifications.  Certain amounts in the prior period Consolidated Financial Statements have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements.  In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” FASB No. 159 provides guidance on the measurement of financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option granted by the FASB. SFAS No. 159 becomes effective at the beginning of

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

fiscal year 2008. We are currently evaluating the impact SFAS No. 159 will have on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” to provide enhanced guidance when using fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other pronouncements require or permit assets or liabilities to be measured by fair value and, while not requiring new fair value measurements, may change current practices. SFAS No. 157 becomes effective at the beginning of fiscal year 2008. We are currently evaluating the impact SFAS No. 157 will have on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” We are required to fully recognize the funded status associated with our defined benefit plans. We will also be required to measure our plans’ assets and liabilities as of the end of our fiscal year instead of our current measurement date of September 30. We have adopted the recognition provisions of SFAS No. 158. The measurement date provisions will be effective as of the end of fiscal year 2008. Refer to Note 13 of the Consolidated Financial Statements for further discussion of the impact of adoption of the recognition provisions of SFAS No. 158. We do not anticipate that the impact of the measurement date provisions will have a material impact on our Consolidated Financial Statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB No. 108”) to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB No. 108 is effective as of the end of fiscal year 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The adoption of SAB No. 108 had no impact on our Consolidated Financial Statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance regarding the financial statement recognition and measurement of a tax position either taken or expected to be taken in a tax return. It requires the recognition of a tax position if it is more likely than not that position would be sustained during an examination based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal year 2007. We are currently evaluating the impact FIN 48 will have on our Consolidated Financial Statements.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

2.	Goodwill and Intangible Assets

The changes in the carrying value of goodwill by geographic segment for fiscal years 2006 and 2005 were as follows (in millions):

		Central
	U.S.	Europe	Caribbean	Total

Balance at end of fiscal year 2004	$1,688.6	$37.5	$20.1	$1,746.2
Acquisitions	132.7	—	—	132.7
Purchase accounting adjustments	—	(13.0)	(3.5)	(16.5)
Foreign currency translation adjustment	—	(3.3)	(0.1)	(3.4)

Balance at end of fiscal year 2005	$1,821.3	$21.2	$16.5	$1,859.0
Acquisitions	7.7	148.8	—	156.5
Purchase accounting adjustments	(3.8)	1.5	(0.3)	(2.6)
Foreign currency translation adjustment	—	14.2	—	14.2

Balance at end of fiscal year 2006	$1,825.2	$185.7	$16.2	$2,027.1

Intangible asset balances at the end of fiscal years 2006 and 2005 were as follows (in millions):

	2006	2005

Intangible assets subject to amortization:
Gross carrying amount
Franchise and distribution agreements	$3.3	$3.6
Customer relationships and lists	8.0	8.0
Other	2.9	0.5

Total	$14.2	$12.1

Accumulated amortization
Franchise and distribution agreements	$(0.9)	$(1.0)
Customer relationships and lists	(1.3)	(0.7)
Other	(0.6)	(0.3)

Total	$(2.8)	$(2.0)

Intangible assets subject to amortization, net	$11.4	$10.1

Intangible assets not subject to amortization:
Franchise and distribution agreements	$288.5	$288.5
Pension intangible assets	—	2.5

Intangible assets not subject to amortization	$288.5	$291.0

Total intangible assets, net	$299.9	$301.1

For intangible assets subject to amortization, we calculate amortization expense over the period we expect to receive economic benefit. Total amortization expense was $1.2 million, $0.9 million and $0.4 million in

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

fiscal years 2006, 2005, and 2004, respectively. The estimated aggregate amortization expense expected to be recognized over the next five years is as follows (in millions):

Estimated amortization expense:
For fiscal year 2007	$1.1
For fiscal year 2008	1.0
For fiscal year 2009	1.0
For fiscal year 2010	1.0
For fiscal year 2011	1.0

In fiscal year 2006, we acquired the remaining 51 percent interest in QABCL, resulting in an increase to goodwill in Central Europe of $148.8 million. This preliminary allocation included the goodwill that was associated with the first step of the acquisition completed in fiscal year 2005. This initial investment was recorded under the equity method in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” and this amount was previously recorded in “Other assets” on the Consolidated Balance Sheets. We are in the process of valuing the assets, liabilities and intangibles acquired in connection with the acquisition. We anticipate that the valuation will be completed in the second quarter of fiscal year 2007.

Also in fiscal year 2006, we acquired Ardea Beverage Co., resulting in an allocation of $7.7 million to goodwill and $2.4 million to other intangibles. The process of valuing the assets, liabilities and intangibles acquired in connection with the Ardea acquisition was completed in the second quarter of 2006.

In fiscal year 2005, we acquired Central Investment Corporation (“CIC”) and FM Vending resulting in an increase to goodwill in the U.S. of $132.7 million. We recorded $268.0 million and $8.0 million in franchise and distribution agreements and customer relationships and lists, respectively, related to the CIC acquisition. Generally, our franchise and distribution agreements with PepsiCo do not expire, reflecting a long ongoing relationship, and as such we have assigned an indefinite life to this intangible asset. The customer relationships and lists are being amortized over 10 to 14 years. In accordance with EITF Issue No. 95-3, we recorded $1.6 million of costs associated with the integration of the CIC operations as a liability assumed in a purchase business combination and included the amount in the allocation of purchase price. We have assigned $2.1 million to goodwill associated with the FM Vending acquisition.

Also in fiscal year 2005, we recorded certain adjustments and completed the intangible asset valuation associated with the Bahamas purchase completed in the first quarter of 2004. This resulted in an increase in goodwill of $0.5 million and a reclassification of $2.9 million from goodwill to franchise and distribution agreements, an intangible asset not subject to amortization.

We reduced goodwill by $3.3 million and $14.2 million in fiscal years 2006 and 2005, respectively, due to the reversal of certain valuation allowances associated with the net operating loss carryforwards acquired in prior year acquisitions.

The decrease in the gross carrying amount of franchise and distribution agreements and related accumulated amortization since the end of fiscal year 2005 reflected the write-off of fully amortized franchise rights for products we no longer distribute.

3.	Investments

Equity securities classified as available-for-sale are carried at fair value and included in “Other assets” in the Consolidated Balance Sheets. Estimated fair values were $6.1 million and $20.1 million at fiscal year end 2006 and 2005, respectively. Unrealized gains and losses representing the difference between carrying amounts and current fair value are recorded in the “Accumulated other comprehensive income (loss)” component of shareholders’ equity. These unrealized gains, net of tax effects, totaled $4.1 million at the end of fiscal year

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

2005. There was no unrealized gain or loss recorded in “Accumulated other comprehensive income (loss)” at the end of fiscal year 2006. At the end of fiscal year 2006, investments included common stock of Northfield Laboratories, Inc. (“Northfield”). As a result of a significant decline in market valuation of our investment in Northfield, and in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”, we have adjusted our investment in Northfield to reflect the fair value and recorded this adjustment into earnings. The fair value of these securities based upon quoted market prices was $6.1 million at the end of fiscal year 2006. This realized marketable securities impairment on the Northfield investment resulted in a non-cash charge to income of $7.3 million in fiscal year 2006.

In fiscal year 2004, we recorded a gain of $5.2 million related to the sale of a parcel of land in 2002. The gain reflected the settlement and final payment on the promissory note related to the initial sale, for which we had previously provided a full allowance.

4.	Acquisitions

In fiscal year 2006, we acquired the remaining 51 percent of the outstanding stock of QABCL for $81.9 million, net of $17.0 million cash acquired. We acquired $55.4 million of debt as part of the acquisition. QABCL is a holding company that, through subsidiaries, produces, sells and distributes Pepsi and other beverages throughout Romania with distribution rights in Moldova. In fiscal year 2005, we had initially acquired 49 percent of the outstanding stock of QABCL for $51.0 million. The increase in the purchase price for the remainder of QABCL compared to the original investment was due to the improved operating performance subsequent to the initial acquisition of our 49 percent minority interest. Also in fiscal year 2006, we completed the acquisition of Ardea Beverage Co., the maker of the airforce Nutrisoda line of soft drinks, for $6.6 million.

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

These acquisitions described above were not material to our consolidated results of operations; therefore, pro forma financial information is not included in this note. The results of operations since the dates of all respective acquisitions described above are included in the Consolidated Statements of Income.

5.	Fructose Settlement Income

In fiscal year 2005, we recorded income of $16.6 million before taxes related to proceeds from the settlement of a class action lawsuit (In re: High Fructose Corn Syrup Antitrust Litigation, MDL, No. 1087, Master File No. 95-1447, in the United States District Court for the Central District of Illinois, Peoria Division). The lawsuit alleged price fixing related to high fructose corn syrup purchased in the U.S. from July 1, 1991 through June 30, 1995. We received all proceeds from the lawsuit settlement during fiscal year 2005.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

6.	Special Charges

2006 Charges.  In fiscal year 2006, we recorded special charges of $11.5 million in the U.S. related to our strategic realignment to further strengthen our customer focused go-to-market strategy. These special charges were primarily for severance and other employee related costs, including the acceleration of vesting of certain restricted stock awards. In addition, we incurred costs associated with consulting services in connection with the realignment project which were included in the special charges.

In addition, in fiscal year 2006, we recorded special charges of $2.2 million in Central Europe, primarily for a reduction in the workforce. These special charges were primarily for severance costs and related benefits.

2005 Charges.   In fiscal year 2005, we recorded special charges of $2.5 million in Central Europe, primarily for a reduction in the workforce and the consolidation of certain production facilities as we rationalized our cost structure. These special charges were primarily for severance costs and related benefits and asset write-downs.

2004 Charges.  In fiscal year 2004, we recorded special charges of $3.9 million in Central Europe, in response to changes in our business model and market conditions, including the accession of our markets into the European Union (“EU”). The special charges included a charge of $2.3 million, primarily for severance costs and related benefits, related to a reduction of workforce as a result of the standardization of the organizational structure in all countries.

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

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the activity associated with special charges during the periods presented (in millions):

	Beginning of				End of
	Fiscal Year	Special	Application of	Other	Fiscal Year
	2006	Charges, Net	Special Charges	Adjustments	End 2006

2006 Charges
Employee related costs	$—	$13.5	$(2.4)	$—	$11.1
Lease terminations and other costs	—	0.1	(0.2)	0.1	—
Asset write-downs	—	0.1	(0.1)	—	—

Total Accrued Liabilities	$—	$13.7	$(2.7)	$0.1	$11.1

	Beginning of			End of
	Fiscal Year	Special	Application of	Fiscal Year
	2005	Charges, Net	Special Charges	End 2005

2002 Charges
Employee related costs	$0.3	$—	$(0.3)	$—
Lease terminations and other costs	(0.2)	—	0.2	—

Total	0.1	—	(0.1)	—
2004 Charges
Employee related costs	0.1	—	(0.1)	—

Total	0.1	—	(0.1)	—
2005 Charges
Employee related costs	—	1.4	(1.4)	—
Asset write-downs	—	1.1	(1.1)	—

Total	—	2.5	(2.5)	—

Total Accrued Liabilities	$0.2	$2.5	$(2.7)	$—

	Beginning of			End of
	Fiscal Year	Special	Application of	Fiscal Year
	2004	Charges, Net	Special Charges	2004

2001 Charges
Employee related costs	$0.2	$(0.1)	$(0.1)	$—

Total	0.2	(0.1)	(0.1)	—
2002 Charges
Employee related costs	0.8	(0.3)	(0.2)	0.3
Lease terminations and other
costs	0.2	—	(0.4)	(0.2)

Total	1.0	(0.3)	(0.6)	0.1
2004 Charges
Employee related costs	—	2.2	(2.1)	0.1
Asset write-downs	—	2.1	(2.1)	—

Total	—	4.3	(4.2)	0.1

Total Accrued Liabilities	$1.2	$3.9	$(4.9)	$0.2

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

7.	Interest Expense, Net

Interest expense, net, was comprised of the following (in millions):

	2006	2005	2004

Interest expense	$105.2	$93.4	$65.1
Interest income	(3.9)	(3.5)	(3.0)

Interest expense, net	$101.3	$89.9	$62.1

In fiscal year 2006, interest expense, net, was higher due to higher outstanding borrowings coupled with higher interest rates on floating rate debt. In fiscal year 2005, interest expense included $5.6 million related to the loss on the extinguishment of debt. In fiscal year 2005, interest income included $1.5 million related to interest income associated with the real estate tax appeals refund on a previously sold parcel of land in downtown Chicago. In fiscal year 2004, interest income included $0.8 million related to a state income tax refund and $1.1 million related to the settlement of certain income tax audits.

8.	Income Taxes

Income taxes (benefits) was comprised of the following (in millions):

	2006	2005	2004

Current:
Federal	$85.2	$88.4	$54.1
Non-U.S.	1.9	0.2	0.1
State and local	5.9	10.2	(2.4)

Total current	93.0	98.8	51.8

Deferred:
Federal	(7.4)	14.4	43.0
Non-U.S.	4.0	(3.7)	(0.3)
State and local	0.9	(0.7)	5.9

Total deferred	(2.5)	10.0	48.6

Total income taxes	$90.5	$108.8	$100.4

The U.S. and non-U.S. income (loss) before income taxes and equity in net earnings (loss) of nonconsolidated companies is set forth in the table below (in millions):

	2006	2005	2004

U.S.	$231.1	$301.6	$274.7
Non-U.S.	12.1	(3.0)	7.7

Income before income taxes and equity in net earnings (loss) of nonconsolidated companies	$243.2	$298.6	$282.4

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

The table below reconciles the income tax provision at the U.S. federal statutory rate to our actual income tax provision (in millions).

	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent

Income taxes computed at the U.S. federal statutory rate on income	$85.1	35.0	$104.5	35.0	$98.8	35.0
State income taxes, net of federal income tax benefit	6.3	2.6	5.1	1.7	5.3	1.9
Foreign rate differential	4.0	1.6	0.3	0.1	(0.3)	(0.1)
Audit settlements and changes in contingencies	(1.2)	(0.5)	2.5	0.8	(5.4)	(1.9)
Change in valuation allowance	(1.8)	(0.7)	(4.1)	(1.4)	—	—
Other items, net	(1.9)	(0.8)	0.5	0.2	2.0	0.7

Income tax	$90.5	37.2	$108.8	36.4	$100.4	35.6

Deferred income taxes are attributable to temporary differences, which exist between the financial statement bases and tax bases of certain assets and liabilities. At the end of fiscal years 2006 and 2005, deferred income taxes (including discontinued operations) are attributable to (in millions):

	2006	2005

Deferred tax assets:
Non-U.S. net operating loss and tax credit carryforwards	$35.5	$38.9
U.S. state net operating loss and tax credit carryforwards	13.9	12.1
Provision for special charges and previously sold businesses	23.5	26.7
Unrealized net losses on investments and cash flow hedges	13.4	7.2
Pension and postretirement benefits	6.5	12.6
Deferred compensation	15.9	17.2
Other	10.3	15.8

Gross deferred tax assets	119.0	130.5
Valuation allowance	(38.3)	(37.2)

Net deferred tax assets	80.7	93.3

Deferred tax liabilities:
Property	(156.7)	(173.9)
Intangible assets	(143.3)	(138.8)
Other	(3.6)	(7.8)

Total deferred tax liabilities	(303.6)	(320.5)

Net deferred tax liability	$(222.9)	$(227.2)

Net deferred tax liability included in:
Other current assets	$20.2	$17.9
Deferred income taxes	(243.1)	(245.1)

Net deferred tax liability	$(222.9)	$(227.2)

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

In connection with the merger with the former PepsiAmericas, we became the successor to U.S. Federal and state net operating losses (“NOLs”) and tax credit carryforwards, as well as non-U.S. NOLs. We also have, and continue to generate, NOLs related to certain U.S. states as well as our Central Europe and Caribbean operations. As of fiscal year end 2005, all of our U.S. NOLs had been utilized. Our non-U.S. NOLs amounted to $146 million, which expire at various periods from 2007 through 2014, except for $12.3 million of NOLs that do not expire. Utilization of state NOLs and non-U.S. NOLs is limited by various state and international tax laws. We have provided a valuation allowance against all of our state NOLs and a portion of the non-U.S. NOLs. These valuation allowances reflect the uncertainty of our ability to fully utilize these benefits given the limited carryforward periods permitted by the various taxing jurisdictions. Any future reductions to the valuation allowances related to the state NOLs succeeded to us in connection with the merger with the former PepsiAmericas will be recorded as an adjustment to goodwill.

Deferred taxes are not recognized for temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration. In fiscal year 2006, we reported cumulative undistributed earnings of approximately $8 million.

In fiscal years 2006 and 2005, we recorded net changes of $1.8 million and $4.1 million, respectively, for tax benefits related to the reversal of valuation allowances for certain net operating loss carryforwards on our international businesses due in part to the improved operating performance of those operations. These valuation allowance changes and increased federal tax deductions related to the opening CIC balance sheet also resulted in a $3.3 million and $14.2 million reduction, respectively, in goodwill. Additionally, in fiscal year 2005, we recorded a $0.9 million benefit from a state income tax law change in Ohio.

Our U.S. income tax returns have been audited through 2004 and all issues for that period have been settled with the Internal Revenue Service (“IRS”). Certain subsidiaries are under audit for various periods in various state jurisdictions. We believe the tax accruals established for potential assessments, including interest and penalties, and other matters are reasonable. Once established, tax accruals are adjusted only when circumstances, including final resolution, require. In fiscal year 2006, we decreased our tax accruals by $1.2 million and in fiscal year 2005 we increased our tax accruals by $2.5 million for contingent liabilities. Both are reflected in “Audit settlements and changes in contingencies” in the tax rate reconciliation table.

In fiscal year 2004, pursuant to newly issued tax interpretations and in conjunction with the completion of the income tax audit through the 2002 tax year, we reduced goodwill by $23.0 million for the reversal of the valuation allowance for certain net operating loss carryforwards acquired in December 2000. In the first quarter of 2005, we received $13.3 million from the tax authorities related to the utilization of a portion of the net operating loss carryforwards for tax returns filed through fiscal year 2002.

During fiscal year 2004, we recorded a net tax benefit of $5.4 million associated with the completion of certain income tax audits. We recorded a net gain of $2.7 million relating to a state income tax refund. This gain is comprised of $0.7 million for consulting expenses (recorded in “Selling, delivery and administrative expenses”), $0.8 million of interest income (recorded in “Interest expense, net”) and $2.6 million of income tax benefit, net (recorded in “Income taxes”). In addition, we recorded a $3.5 million benefit, net of tax, relating to the reversal of certain tax liabilities due to the settlement of income tax audits through the 2002 tax year. This benefit is comprised of interest income of $1.1 million ($0.7 million after-tax) recorded in “Interest expense, net” and $2.8 million of tax benefit recorded in “Income taxes.”

9.	Sales of Receivables

In fiscal year 2002, Whitman Finance, our special purpose entity and wholly-owned subsidiary, entered into an agreement (the “Securitization”) with a major U.S. financial institution to sell an undivided interest in its receivables. The Securitization involves the sale of receivables, on a revolving basis, by our U.S. bottling subsidiaries to Whitman Finance, which in turn sells an undivided interest in the revolving pool of receivables

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

to the financial institution. The potential amount of receivables eligible for sale is determined based on the size and characteristics of the receivables pool but cannot exceed $150 million based on the terms of the agreement. At the end of fiscal year 2006, the maximum amount of receivables eligible for sale was $150 million. Costs related to this arrangement, including losses on the sale of receivables, are included in “Interest expense, net.”

The receivables sold to Whitman Finance under the Securitization program totaled $250.0 million and $241.7 million as the end of fiscal years 2006 and 2005, respectively. Receivables for which an undivided ownership interest was sold to the financial institution were $150 million as of the end of fiscal years 2006 and 2005, which were reflected as a reduction in our receivables in the Consolidated Balance Sheets. The receivables were sold to the financial institution at a discount, which resulted in losses of $8.1 million, $5.3 million and $2.2 million in fiscal years 2006, 2005 and 2004, respectively, recorded in “Interest expense, net” on the Consolidated Statements of Income. The retained interests of $94.7 million and $84.7 million are included in receivables at fair value as of the end of fiscal years 2006 and 2005, respectively. The fair value incorporates expected credit losses, which are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category. Since substantially all receivables sold to Whitman Finance carry 30-day payment terms, the retained interest is not discounted. The weighted-average key credit loss assumption used in measuring the retained interests as of the end of fiscal years 2006 and 2005, including the sensitivity of the current fair value of retained interests as of the end of fiscal year 2006 to immediate 10 percent and 20 percent adverse changes in the credit loss assumption, are as follows (in millions):

		As of Fiscal Year End 2006
	As of Fiscal		10% Adverse	20% Adverse
	Year End 2005	Actual	Change	Change

Expected credit losses	3.0%	2.2%	2.4%	2.6%
Fair value of retained interests	$84.7	$94.7	$94.0	$93.5

The above sensitivity analysis is hypothetical and should be used with caution. Changes in fair value based on a 10 percent or 20 percent variation should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear. Whitman Finance had $2.1 million and $3.7 million of net receivables over 60 days past due as of the end of fiscal years 2006 and 2005, respectively. Whitman Finance’s credit losses were $0.7 million, $1.5 million and $2.4 million in fiscal years 2006, 2005 and 2004, respectively.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

10.	Debt

Long-term debt as of the end of fiscal year 2006 and 2005 consisted of the following (in millions):

	2006	2005

6.5% notes due 2006	$—	$36.6
5.95% notes due 2006	—	98.1
3.875% notes due 2007	27.4	27.4
6.375% notes due 2009	150.0	150.0
5.625% notes due 2011	250.0	—
4.5% notes due 2013	150.0	150.0
4.875% notes due 2015	300.0	300.0
5.00% notes due 2017	250.0	250.0
7.44% notes due 2026 (due 2008 at option of note holder)	25.0	25.0
7.29% notes due 2026	100.0	100.0
5.50% notes due 2035	250.0	250.0
Various other debt, including capital lease obligations	26.9	30.6
Fair value adjustment from interest rate swaps	6.1	8.7
Unamortized discount	(6.0)	(5.8)

Total debt	1,529.4	1,420.6
Less: amount included in short-term debt	39.2	134.7

Total long-term debt	$1,490.2	$1,285.9

Our debt agreements contain a number of covenants that limit, among other things, the creation of liens, sale and leaseback transactions and the general sale of assets. Our revolving credit agreement requires us to maintain an interest coverage ratio. We are in compliance with all of our financial covenants. Substantially all of our debt securities are unsecured, senior debt obligations and rank equally with all of our other unsecured and unsubordinated indebtedness

In May 2006, we issued $250 million of notes with a coupon rate of 5.625 percent due May 2011. Net proceeds from this transaction were $247.4 million, which reflected the discount reduction of $1.0 million and debt issuance costs of $1.6 million. A portion of the proceeds from the issuance was used to repay our commercial paper and other general obligations. The notes were issued from our automatic shelf registration statement filed May 16, 2006 (the “Registration Statement”). Under the Registration Statement, additional debt securities may be offered.

In February 2006, we repaid $134.7 million of the 6.5 percent notes and the 5.95 percent notes. In addition, in December 2006 we paid $51.1 million of long-term debt acquired in the QABCL acquisition.

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

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

reduction for the discount of $1.5 million and debt issuance costs of $2.3 million. A portion of the proceeds from the issuances was used to fund the cash tender offer of three outstanding debt notes.

In May 2005, we completed a tender offer to pay down three outstanding notes with a total face value of $550 million. The total amount tendered from these notes was $388.0 million. Net proceeds paid to the bondholders equaled $395.3 million, which included $4.4 million of accrued interest and $3.0 million of premiums. The tender offer resulted in a loss on debt extinguishment of $5.6 million, and unamortized discount and issuance costs, which were recorded in “Interest expense, net.”

In June 2006, we entered into a new five-year, $600 million unsecured revolving credit facility. The facility is for general corporate purposes, including commercial paper backstop. It replaces our previous five-year, $500 million credit facility on substantially similar terms; giving us a total of $600 million available under the commercial paper program and revolving credit facilities combined. The interest rates on the revolving credit facility, which expires in 2011, are based primarily on the London Interbank Offered Rate (“LIBOR”). There were $164.5 million and $141.5 million of borrowings under the commercial paper program as of the end of fiscal years 2006 and 2005, respectively. The weighted-average borrowings under the commercial paper program during fiscal years 2006 and 2005 were $279.4 million and $117.3 million, respectively. The weighted-average interest rate for borrowings outstanding under the commercial paper program as of the end of fiscal years 2006 and 2005 were 5.0 percent and 3.2 percent, respectively.

Certain wholly-owned subsidiaries maintain operating lines of credit. The total amount available under these borrowings is $87.0 million. Interest rates are based primarily upon Interbank Offered Rates for borrowings in the subsidiaries’ local currencies. The outstanding balances were $9.2 million and $13.9 million as of fiscal year end 2006 and 2005, respectively.

The amounts of long-term debt, excluding obligations under capital leases, scheduled to mature in the next five years are as follows (in millions):

2007	$39.0
2008	0.1	*
2009	150.1
2010	0.1
2011	250.1

*	The 7.44 percent notes due in 2026 are subject to a one-time investor put option of $25 million in fiscal year 2008. As we currently do not expect the noteholders to exercise this put option, the notes are not included in the table above.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

11.	Leases

We have entered into noncancelable lease commitments under operating and capital leases for fleet vehicles, computer equipment (including both software and hardware), land and buildings.

As of the end of fiscal year 2006, annual minimum rental payments required under capital leases and operating leases that have initial noncancelable terms in excess of one year were as follows (in millions):

	Capital	Operating
	Leases	Leases

2007	$0.6	$14.5
2008	0.5	10.9
2009	0.5	10.6
2010	0.5	7.4
2011	0.5	6.0
Thereafter	2.7	31.6

Total minimum lease payments	5.3	$81.0

Less: imputed interest	(3.3)

Present value of minimum lease payments	$2.0

Total rent expense applicable to operating leases amounted to $26.4 million, $34.1 million and $27.5 million in fiscal years 2006, 2005 and 2004, respectively. A majority of our leases provide that we pay taxes, maintenance, insurance and certain other operating expenses. We recorded $1.4 million of expense for the early termination of a real estate lease and $6.1 million of expense related to lease exit costs as a result of the relocation of our corporate offices in the Chicago area in fiscal year 2005.

12.	Financial Instruments

We use derivative financial instruments to reduce our exposure to adverse fluctuations in commodity prices and interest rates. These financial instruments are “over-the-counter” instruments and were designated at their inception as hedges of underlying exposures. We do not use derivative financial instruments for speculative or trading purposes.

Cash flow hedges.  We enter into derivative financial instruments to hedge against volatility in future cash flows on anticipated aluminum purchases and diesel fuel purchases, the prices of which are indexed to their respective market prices. We consider these hedges to be highly effective, because of the high correlation between the commodity prices and our contractual costs. At the end of fiscal year 2006, we had no outstanding hedges related to aluminum or diesel fuel.

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

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the net derivative gains or losses deferred into “Accumulated other comprehensive income (loss)” and reclassified to earnings in fiscal years 2006, 2005 and 2004 (in millions):

	2006	2005	2004

Unrealized (losses) gains on derivatives at beginning of year	$(2.4)	$1.2	$2.4
Deferral of net derivative losses in accumulated other comprehensive income (loss)	(0.1)	(10.7)	(13.2)
Reclassification of net derivative (losses) gains to income	(0.8)	7.1	12.0

Unrealized (losses) gains on derivatives at end of year	$(3.3)	$(2.4)	$1.2

Fair value hedges.  Periodically, we enter into interest rate swap contracts to convert a portion of our fixed rate debt to floating rate debt, with the objective of reducing overall borrowing costs. We account for these swaps as fair value hedges, since they hedge against the change in fair value of fixed rate debt resulting from fluctuations in interest rates. In fiscal year 2004, we terminated all outstanding interest rate swap contracts and received $14.4 million for the fair value of the interest rate swap contracts. Amounts included in the cumulative fair value adjustment to long-term debt will be reclassified into earnings commensurate with the recognition of the related interest expense. At the end of fiscal years 2006 and 2005, the cumulative fair value adjustments to long-term debt were $6.1 million and $8.7 million, respectively.

Amounts recorded for all derivatives on the Consolidated Balance Sheets are as follows (in millions):

	2006	2005

Unrealized gains:
Commodities	$—	$1.4
Interest rate instruments	8.2	11.1
Unrealized losses:
Commodities	$(0.6)	$(0.1)
Interest rate instruments	(6.8)	(7.7)

Other financial instruments.  The carrying amounts of other financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and other accrued expenses, approximate fair values due to their short maturity.

The fair value of our floating rate debt as of fiscal year end 2006 and 2005 approximated its carrying amount. Our fixed rate debt, which includes capital lease obligations, had a carrying amount of $1,529.4 million and an estimated fair value of $1,520.0 million as of fiscal year end 2006. As of fiscal year end 2005, our fixed rate debt had a carrying amount of $1,420.6 million, and an estimated fair value of $1,429.5 million. The fair value of the fixed rate debt was based upon quotes from financial institutions for instruments with similar characteristics or upon discounting future cash flows.

13.	Pension and Other Postretirement Plans

Company-sponsored defined benefit pension plans.  Prior to December 31, 2001, salaried employees were provided pension benefits based on years of service that generally were limited to a maximum of 20 percent of the employee’s average annual compensation during the five years preceding retirement. Plans covering non-union hourly employees generally provided benefits of stated amounts for each year of service. Plan assets are invested primarily in common stocks, corporate bonds and government securities. In connection with the integration of the former Whitman Corporation and the former PepsiAmericas U.S. benefit plans during the first quarter of 2001, we amended our pension plans to freeze pension benefit accruals for substantially all salaried and non-union employees effective December 31, 2001. Employees age 50 or older with 10 or more years of vesting service were grandfathered such that they will continue to accrue benefits

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

after December 31, 2001 based on their final average pay as of December 31, 2001. The existing U.S. salaried and non-union pension plans were replaced by an additional employer contribution to the 401(k) plan beginning January 1, 2002.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires, among other things, that we fully recognize the funded status associated with our defined benefit pension and other post-employment benefit plans on the Consolidated Balance Sheets. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. Any unrecognized prior service costs or credits and net actuarial gains and losses, as well as subsequent changes in the funded status, is recognized as a component of “Accumulated other comprehensive income (loss)” in Shareholders’ equity. The recognition provisions of SFAS No. 158 were effective as of the end of fiscal year 2006. We will also be required to measure our plans’ assets and liabilities as of the end of our fiscal year instead of our current measurement date of September 30. The measurement date provisions will be effective as of the end of fiscal year 2008.

The following table outlines the changes in benefit obligations and fair values of plan assets for our pension plans and reconcile the pension plans’ funded status to the amounts recognized in our Consolidated Balance Sheets as of fiscal year end 2006 and 2005 (in millions):

	2006	2005

Change in Benefit Obligation:
Benefit obligation at beginning of year	$181.6	$160.8
Service cost	3.4	3.1
Interest cost	10.1	9.5
Amendments	0.5	0.3
Actuarial (gain) loss	(10.8)	15.9
Benefits paid	(8.2)	(8.0)

Benefit obligation at end of year	$176.6	$181.6

Change in Plan Assets:
Fair value of plan assets at beginning of year	$149.5	$134.0
Actual return on plan assets	14.1	16.7
Employer contributions	21.1	6.8
Benefits paid	(8.2)	(8.0)

Fair value of plan assets at end of year	$176.5	$149.5

Reconciliation of Funded Status:
Funded status	$(0.1)	$(32.1)

Employer contributions after measurement date		10.0
Unrecognized net actuarial loss		63.3
Unrecognized prior service cost		2.1

Net amount recognized		$43.3

The change in the underfunded status of the plans was due to employer contributions of $21.1 million since the previous measurement date, $10 million of which was recorded in fiscal year 2006, and an increase in the discount rate from 5.75 percent to 6.16 percent.

Post-retirement benefits other than pensions.  We provide substantially all former U.S. salaried employees who retired prior to July 1, 1989 and certain other employees in the U.S., including certain employees in

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

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

The following table outlines the changes in benefit obligations for our post-employment benefits other than pensions as of the end of fiscal years 2006 and 2005 (in millions):

	2006	2005

Change in Benefit Obligation:
Benefit obligation at beginning of year	$21.7	$22.3
Service cost	0.1	0.1
Interest cost	1.1	1.1
Plan participant contributions	1.1	0.9
Amendments	(0.1)	—
Actuarial gain	(1.9)	(1.4)
Benefits paid	(1.9)	(1.3)

Benefit obligation at end of year	$20.1	$21.7

Change in Plan Assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	0.8	0.4
Plan participant contributions	1.1	0.9
Benefits paid	(1.9)	(1.3)

Fair value of plan assets at end of year	$—	$—

Reconciliation of Funded Status:
Funded status	$(20.1)	$(21.7)

Unrecognized net actuarial gain		(3.7)
Unrecognized prior service credit		(0.5)

Net amount recognized		$(25.9)

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

The changes in the Consolidated Balance Sheet as of the end of fiscal year 2006 arising from the adoption of SFAS No. 158 are outlined as follows (in millions):

	Prior to
	Adoption of	SFAS 158	Post SFAS 158
	SFAS 158	Adjustment	Adjustment

Prepaid pension costs	$47.6	$(43.2)	$4.4
Deferred tax asset	2.8	13.8	16.6
Pension liability	4.5	—	4.5
Other post-employment liability	26.3	(6.2)	20.1
Accumulated other comprehensive loss	4.8	23.2	28.0

The following table summarizes the net prior service cost (credit) and net actuarial (gain)/loss deferred into “Accumulated other comprehensive income (loss)” and reclassified to earnings in fiscal year 2006 (in millions):

		Other
		Post-Employment
Net Prior Service Cost (Credit), net of tax	Pension Plan	Plan	Total

Unrealized losses (gains) on net prior service cost at beginning of year	$1.3	$(0.3)	$1.0
Deferral of net prior service cost (credits) in accumulated other comprehensive income (loss)	0.4	(0.1)	0.3
Reclassification of net prior service cost to income	(0.2)	—	(0.2)

Unrealized losses (gains) on net prior service cost at end of year	$1.5	$(0.4)	$1.1

Net Actuarial (Gain) Loss, net of tax
Unrealized losses (gains) on net actuarial (gain)/loss at beginning of year	$39.4	$(2.3)	$37.1
Deferral of net actuarial gains in accumulated other comprehensive income (loss)	(6.6)	(1.5)	(8.1)
Reclassification of net actuarial (losses)/gains to income	(2.4)	0.3	(2.1)

Unrealized losses (gains) on net actuarial (gain)/loss at end of year	$30.4	$(3.5)	$26.9

The amount of net prior service cost and net actuarial loss for our pension plans expected to be reclassified into earnings during fiscal year 2007 are $0.3 million and $2.6 million, respectively. The amount of net actuarial gain for our other post-employment plan expected to be reclassified into earnings during fiscal year 2007 is $0.5 million. The amount of net prior service credit expected to be reclassified into earnings for the other post-employment plan is not material.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

Net periodic pension cost for fiscal years 2006, 2005 and 2004 included the following components (in millions):

	2006	2005	2004

Service cost	$3.4	$3.1	$3.0
Interest cost	10.1	9.5	9.2
Expected return on plan assets	(13.8)	(11.8)	(11.3)
Amortization of net loss	3.8	2.8	2.0
Amortization of prior service cost	0.2	0.1	(0.6)

Net periodic pension cost	$3.7	$3.7	$2.3

Accumulated other comprehensive income (loss) amounts are reflected in the Consolidated Balance Sheets net of tax of $16.6 million and $23.7 million at fiscal year end 2006 and 2005, respectively. We use September 30 as the measurement date for plan assets and obligations. The plan assets of our pension plans as of fiscal year end 2006 were approximately $7.1 million higher than plan assets at the September 30 measurement date.

The net periodic cost of post-employment benefits other than pensions for fiscal years 2006, 2005 and 2004 was $0.7 million, $0.8 million and $1.2 million, respectively. Our post-employment plan was not funded. The unfunded accrued post-employment benefits amounted to $20.1 million and $21.7 million as of the end of fiscal years 2006 and 2005, respectively. These balances are reflected in “Other liabilities” on the Consolidated Balance Sheets.

Pension costs are funded in amounts not less than minimum levels required by regulation. The principal economic assumptions used in the determination of net periodic pension cost and benefit obligations were as follows:

Net Periodic Pension Cost:	2006	2005	2004

Discount rates	5.75%	6.00%	6.25%
Expected long-term rates of return on assets	8.50%	8.50%	8.50%

Benefit Obligation:	2006	2005	2004

Discount rates	6.16%	5.75%	6.00%
Expected long-term rates of return on assets	8.50%	8.50%	8.50%

Discount Rate.  Since pension liabilities are measured on a discounted basis, the discount rate is a significant assumption. An assumed discount rate is required to be used in each pension plan actuarial valuation. The discount rate assumption reflects the market rate for high quality (for example, rated “AA” or higher by Moody’s or Standard & Poors in the U.S.), fixed-income debt instruments based on the expected duration of the benefit payments for our pension plans as of the annual measurement date and is subject to change each year.

A 100 basis point increase in the discount rate would decrease our annual pension expense by $2.1 million. A 100 basis point decrease in the discount rate would increase our annual pension expense by $2.4 million.

Expected Return on Plan Assets.  The expected long-term return on plan assets should, over time, approximate the actual long-term returns on pension plan assets. The expected return on plan assets assumption is based on historical returns and the future expectation for returns for each asset class, as well as the target asset allocation of the asset portfolio.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

A 100 basis point increase in our expected return on plan assets would decrease our annual pension expense by $1.7 million. A 100 basis point decrease in our expected return on plan assets would increase our annual pension expense by $1.7 million.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $14.0 million, $14.0 million and $9.4 million, respectively, as of fiscal year end 2006 and $181.6 million, $181.6 million and $149.5 million, respectively, as of fiscal year end 2005. The assumptions used for the expected long-term rates of return on assets were based on the expected plan asset allocation and expected returns in each asset class. Plans with a projected benefit obligation, accumulated benefit obligation, and fair value of plan assets of $162.6 million, $162.6 million and $167.1 million, respectively, were overfunded at the end of fiscal year 2006.

Our pension plan weighted-average asset allocations as of September 30, 2006 and 2005 by asset category were as follows:

	September 30,	September 30,
Asset Category	2006	2005

Equity securities	66%	72%
Debt securities	25%	26%
Other	9%	2%

Total	100%	100%

The plan’s assets are invested in the PepsiAmericas Defined Benefit Master Trust (“Master Trust”). The Master Trust’s investment objectives are to seek capital appreciation with a level of current income and long-term income growth. Broad diversification by security and moderate diversification by asset class are achieved by investing in domestic and international equity index funds, a domestic bond index fund, and money market funds. The Master Trust’s target investment allocations are 60 percent to 75 percent equities, 25 percent to 35 percent bonds, and up to 5 percent in other assets. The Master Trust does not hold any of our common stock.

Health care assumptions.  The principal economic assumptions used in the determination of net periodic benefit cost for the post-employment benefit plan were as follows:

Net Periodic Benefit Cost:	2006	2005	2004

Discount rates	5.75%	6.00%	6.25%
Health care cost trend rate assumed for next year	10.0%	10.0%	11.0%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.0%	5.0%	5.0%
Year that the rate reached the ultimate trend rate	2011	2009	2009

Benefit Obligation:	2006	2005	2004

Discount rates	5.97%	5.75%	6.00%
Health care cost trend rate assumed for next year	9.00%	10.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.00%	5.00%	5.00%
Year that the rate reached the ultimate trend rate	2011	2011	2009

Expected benefit payments.  A minimum contribution of $0.7 million is required under the minimum funding standards in fiscal year 2007. We do not expect to make any additional contributions in fiscal year

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

2007. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

	Pension	Other
	Benefits	Benefits

2007	$8.4	$1.5
2008	8.8	1.5
2009	9.2	1.6
2010	9.6	1.6
2011	10.1	1.7
2012-2016	59.7	8.0

Company-sponsored defined contribution plans.  Substantially all U.S. salaried employees and certain U.S. hourly employees participate in voluntary, contributory defined contribution plans to which we make partial matching contributions. Also, in connection with the aforementioned freeze of our pension plans, we began making supplemental contributions in 2002 to substantially all U.S. salaried employees’ and eligible hourly employees’ 401(k) accounts, regardless of the level of each employee’s contributions. In addition, we make contributions to a supplemental, deferred compensation plan that provides eligible U.S. executives with the opportunity for contributions that could not be credited to their individual 401(k) accounts due to Internal Revenue Code limitations. The expense recorded amounted to $19.7 million, $18.9 million and $16.1 million in fiscal years 2006, 2005 and 2004, respectively.

Multi-employer pension plans.  We participate in a number of multi-employer pension plans, which provide benefits to certain of our union employee groups. Amounts contributed to the plans totaled $5.3 million, $4.7 million and $4.4 million in fiscal years 2006, 2005 and 2004, respectively.

Multi-employer post-retirement medical and life insurance.  We participate in a number of multi-employer plans, which provide health care and survivor benefits to union employees during their working lives and after retirement. Portions of the benefit contributions, which cannot be disaggregated, relate to post-retirement benefits for plan participants. Total amounts charged against income and contributed to the plans (including benefit coverage during participating employees’ working lives) amounted to $17.9 million, $14.8 million and $12.8 million in fiscal years 2006, 2005 and 2004, respectively.

14.	Stock Repurchase Program

During fiscal year 2006, we repurchased a total of 6.3 million common shares at an average price of $23.77 per share for an aggregate purchase price of $150.7 million. During fiscal year 2005, we repurchased a total of 10.1 million shares at an average price of $23.73 per share for an aggregate purchase price of $239.2 million. The purchase of these shares was made pursuant to the share repurchase program previously authorized by our Board of Directors. As of fiscal year end 2006, the total remaining shares authorized under the repurchase program was 9.8 million shares.

During fiscal year 2005, we retired 30 million shares of PepsiAmericas common stock. The stock retirement resulted in a reduction to the treasury stock account of $572.3 million, a reduction to retained income of $296.0 million and a reduction to common stock of $276.3 million.

On April 30, 2004, we repurchased 10 million shares, or approximately 6.8 percent, of our common stock at a total cost of $200.6 million. The shares were purchased from an investment bank under an accelerated share repurchase program at $20.03 per share. The purchase of these shares was made pursuant to the share repurchase program previously authorized by our Board of Directors. We simultaneously entered into a forward contract with the investment bank, in which the investment bank agreed to buy 10 million shares of our stock in the open market during the duration of the program. Upon completion of the forward contract in

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

the fourth quarter of 2004, a settlement amount, referred to as the purchase price adjustment, was calculated based upon the difference between the investment bank’s average actual purchase price of our shares during the repurchase period and the initial purchase price of $20.03 per share. As the investment bank’s average actual purchase price of our shares exceeded the initial purchase price, we were required to pay the investment bank the purchase price adjustment plus interest, and had the option to settle in shares or in cash. Commensurate with the completion of the terms of the forward contract, we paid the final settlement of $2.1 million in cash to the investment bank in the fourth quarter of 2004, which was recorded as an additional cost to purchase treasury stock. Upon settlement of the forward contract, the investment bank had acquired 10 million shares at an average price of $20.35 per share.

Pursuant to the conditions in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock,” the forward contract qualified for equity classification and the fair value of the forward contract was recorded in equity, which was zero at the contract’s inception. Subsequent changes in the fair value of the forward contract were not recorded until settlement of the contract, at which time the purchase price adjustment was recorded in equity as an additional cost to purchase treasury stock.

15.	Share-Based Compensation and Warrants

Our 2000 Stock Incentive Plan (the “2000 Plan”), originally approved by shareholders in fiscal year 2000, provides for granting incentive stock options, nonqualified stock options, related stock appreciation rights (“SARs”), restricted stock awards, performance awards or any combination of the foregoing. These awards have various vesting provisions. All awards vest immediately upon a change in control as defined by the 2000 Plan, with settlement of those awards in cash.

Generally, outstanding nonqualified stock options are exercisable during a ten-year period beginning one to three years after the date of grant. The exercise price of all options is equal to the fair market value on the date of grant. We generally use shares from treasury to satisfy option exercises. There are no outstanding stock appreciation rights under the 2000 Plan at the end of fiscal year 2006.

Restricted stock awards are granted to key members of our U.S. and Caribbean management teams and members of our Board of Directors under the 2000 Plan. Beginning with shares granted in fiscal year 2004, restricted stock awards granted to employees vest in their entirety on the third anniversary of the award. Restricted stock awards granted to employees before 2004 vest ratably on an annual basis over a three-year period. Employees must complete the requisite service period in order for their awards to vest. Restricted stock awards granted to directors vest immediately upon grant. Pursuant to the terms of such awards, directors may not sell such stock while they serve on the Board of Directors. Dividends are paid to the holders of restricted stock awards either at the dividend payment date or upon vesting, depending on the terms of the restricted stock award. We generally use shares from treasury to satisfy restricted stock award vesting. We measure the fair value of restricted stock based upon the market price of the underlying common stock at the date of grant.

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

Under the 2000 Plan, 14 million shares were originally reserved for share-based awards. As of the end of the fiscal year 2006, there were 5,048,267 shares available for future grants.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

Our Stock Incentive Plan (the “1982 Plan”), originally established and approved by the shareholders in 1982, has been subsequently amended from time to time, most recently in 1999 when the shareholders approved an allocation of additional shares to this plan. The types of awards and terms of the 1982 Plan are similar to the 2000 Plan. There are no outstanding stock appreciation rights under the 1982 Plan as of fiscal year end 2006.

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment”. We used the modified prospective method of adoption as provided by SFAS No. 123(R). Accordingly, financial statement amounts for the prior periods presented in this Annual Report on Form 10-K have not been restated.

Changes in options outstanding are summarized as follows:

	Options Outstanding
		Range of	Weighted-Average
Options	Shares	Exercise Prices	Exercise Price

Balance, fiscal year end 2003	14,144,349	9.84 - 22.66	15.34
Granted	1,466,900	14.04 - 18.92	18.92
Exercised	(4,576,909)	9.84 - 18.92	13.99
Forfeited	(133,467)	11.97 - 22.63	13.01

Balance, fiscal year end 2004	10,900,873	10.81 - 22.66	16.36
Exercised	(3,842,314)	10.81 - 22.66	15.98
Forfeited	(117,064)	11.97 - 18.92	16.87

Balance, fiscal year end 2005	6,941,495	10.81 - 22.63	16.57
Exercised	(1,677,651)	10.81 - 22.63	14.84
Forfeited	(20,558)	12.01 - 22.63	17.76

Balance, fiscal year end 2006	5,243,286	10.81 - 22.63	17.11

The Black-Scholes model was used to estimate the grant date fair values of options. There were no options granted during fiscal years 2006 and 2005. We recorded $2.4 million ($1.5 million net of tax) of compensation expense related to options in “Selling, delivery and administrative expenses” in the Consolidated Statement of Income for fiscal year 2006 related to the fiscal year 2004 option grant. The total intrinsic value of options exercised during fiscal years 2006 and 2005 were $14.0 million and $27.1 million, respectively. The total intrinsic value of fully vested options and options expected to vest as of the end of fiscal year 2006 was $21.6 million.

The following table summarizes information regarding stock options outstanding and exercisable at the end of fiscal year 2006:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
Range of	Options	Remaining Life	Average	Options	Average
Exercise Prices	Outstanding	(in years)	Exercise Price	Exercisable	Exercise Price

$10.81 - $12.75	1,721,448	4.9	$12.30	1,721,448	$12.30
14.37 - 18.06	997,194	2.5	15.78	997,194	15.78
18.48 - 22.63	2,524,644	4.0	20.93	2,107,221	21.32

Total Options	5,243,286	4.0	17.11	4,825,863	16.96

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

Changes in nonvested restricted stock awards are summarized as follows:

			Weighted-Average
		Range of Grant-Date	Grant-Date Fair
Nonvested Shares	Shares	Fair Value	Value

Nonvested at the beginning of fiscal year 2006	1,645,292	$12.01 - $24.83	$19.15
Granted	970,877	24.31	24.31
Vested	(405,026)	12.01 - 24.31	12.54
Forfeited	(70,512)	18.92 - 24.31	22.78

Nonvested at the end of fiscal year 2006	2,140,631	18.92 - 24.83	22.62

The weighted-average fair value (at the date of grant) for restricted stock awards granted in fiscal years 2006, 2005 and 2004 was $24.31, $22.55, and $18.92, respectively. We recognized compensation expense of $14.5 million ($9.1 million net of tax), $10.2 million ($6.5 million net of tax), and $8.2 million ($5.3 million net of tax) in fiscal years 2006, 2005 and 2004, respectively, related to restricted stock award grants. In addition, we recognized an acceleration of vesting of certain restricted stock awards of $2.0 million related to our U.S. strategic realignment. This amount is recorded in “Special charges, net” in fiscal year 2006 in the Consolidated Statement of Income. The fair value of restricted stock awards that vested during fiscal years 2006, 2005 and 2004 was $9.3 million, $12.0 million and $3.1 million, respectively.

In fiscal year 2006, we granted 72,900 restricted stock units at a weighted average fair value of $24.31 on the date of grant to key members of management. In fiscal year 2005, we granted 78,440 restricted stock units at a weighted-average fair value of $22.52 on the date of grant. We recognized compensation expense of $1.0 million and $0.6 million in fiscal years 2006 and 2005, respectively, related to restricted stock unit grants. There are currently 144,090 restricted stock units outstanding at the end of fiscal year 2006, and no restricted stock units vested during fiscal years 2006 or 2005.

Upon the adoption of SFAS No. 123(R), cash retained as a result of excess tax benefits relating to stock-based compensation is presented in cash flows from financing activities on the Consolidated Statement of Cash Flows. Previously, cash retained as a result of excess tax benefits was presented in cash flows from operating activities. Tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were $6.8 million during fiscal year 2006.

At the end of fiscal year 2006, there was $21.7 million of total unrecognized compensation cost, net of estimated forfeitures of $2.3 million, related to nonvested stock-based compensation arrangements. This compensation cost is expected to be recognized over the next 1.8 years.

In periods prior to the adoption of SFAS No. 123(R), we used the intrinsic value method of accounting for our stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock-based employee compensation cost for options was reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense for restricted stock awards and restricted stock units was reflected in net income, and this expense was recognized ratably over the awards’ vesting period. The following table illustrates the effect on net income and earnings per share had compensation expense been recognized based upon the estimated fair value on the grant date of the awards in accordance with SFAS No. 123, “Accounting

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure” (in millions, except per share data):

	2005	2004

Net income, as reported	$194.7	$181.9
Add: Total stock-based compensation expense included in net income as reported, net of tax	6.8	5.1
Deduct: Total stock-based compensation expense determined under fair value based method for all options and restricted stock, net of tax	(9.3)	(8.7)

Pro forma net income	$192.2	$178.3

Earnings per share:
Basic: As reported	$1.45	$1.31

Pro forma	$1.43	$1.28

Diluted: As reported	$1.42	$1.28

Pro forma	$1.40	$1.26

The Black-Scholes model and the assumptions presented in the following table were used to estimate the fair values of the options granted. The weighted-average estimated fair values at the dates of grant of options in fiscal year 2004 was $4.66. Only restricted shares and restricted stock units were issued under the 2000 Plan during fiscal years 2006 and 2005. The above pro forma compensation cost measured for options and restricted stock awards is recognized ratably over the vesting period, which is typically three years.

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

16.	Shareholder Rights Plan and Preferred Stock

On May 20, 1999, we adopted a Shareholder Rights Plan and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of our common stock, par value $0.01 per share. The dividend was paid on June 11, 1999 to the shareholders of record on that date. Each Right entitles the registered holder to purchase from us one one-hundredth of a share of our Series A Junior Participating Preferred Stock, par value $0.01 per share, at a price of $61.25 per one one-hundredth of a share of such Preferred Stock, subject to adjustment. The Rights will become exercisable if someone buys 15 percent or more of our common stock or following the commencement of, or announcement of an intention to commence, a tender or exchange offer to acquire 15 percent or more of our common stock. In addition, if someone buys 15 percent or more of our common stock, each right will entitle its holder (other than that buyer) to purchase, at the Right’s $61.25 purchase price, a number of shares of our common stock having a market value of twice the Right’s $61.25 exercise price. If we are acquired in a merger, each Right will entitle its holder to purchase, at the Right’s $61.25 purchase price, a number of the acquiring company’s common

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

shares having a market value at the time of twice the Right’s exercise price. The plan was subsequently amended on August 18, 2000 in connection with the merger agreement with the former PepsiAmericas. The amendment to the rights agreement provides that:

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

We have 12.5 million authorized shares of Preferred Stock. There is no Preferred Stock issued or outstanding.

17.	Supplemental Cash Flow Information

Net cash provided by operating activities reflected cash payments and receipts for interest and income taxes as follows (in millions):

	2006	2005	2004

Interest paid	$105.7	$91.3	$59.7
Interest received	3.9	3.7	1.4
Income taxes paid	87.7	102.5	78.6
Income tax refunds	0.1	13.6	6.0

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

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

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

In fiscal year 2001, we investigated the use of insurance products to mitigate risks related to our indemnification obligations under the 1988 agreement, as amended. The insurance carriers required that we employ an outside consultant to perform a comprehensive review of the former facilities operated or impacted by Pneumo Abex. Advances in the techniques of retrospective risk evaluation and increased experience (and therefore available data) at our former facilities made this comprehensive review possible. The consultant’s review was completed in fiscal year 2001 and was updated in the fourth quarter of fiscal year 2005. We have recorded our best estimate of our probable liability under our indemnification obligations using this consultant’s review and the assistance of other professionals.

At the end of fiscal year 2006, we had $60.3 million accrued to cover potential indemnification obligations, compared to $87.5 million recorded at the end of fiscal year 2005. The decrease was primarily due to payments made during the year for remediation activities, legal and administrative fees and settlement costs. This indemnification obligation includes costs associated with approximately 20 sites in various stages of remediation. At the present time, the most significant remaining indemnification obligation is associated with the Willits site, as discussed below, while no other single site has significant estimated remaining costs associated with it. Of the total amount accrued, $26.2 million was classified as a current liability at the end of fiscal year 2006 and $30.5 million at the end of fiscal year 2005. The amounts exclude possible insurance recoveries and are determined on an undiscounted cash flow basis. The estimated indemnification liabilities include expenses for the investigation and remediation of identified sites, payments to third parties for claims and expenses (including product liability and toxic tort claims), administrative expenses, and the expenses of on-going evaluations and litigation. We expect a significant portion of the accrued liabilities will be disbursed during the next 5 years.

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

We continue to have environmental exposure related to the remedial action required at a facility in Portsmouth, Virginia (consisting principally of soil treatment and removal) for which we have an indemnity

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

obligation to Pneumo Abex. This is a Superfund site, which the United States Environmental Protection Agency required Pneumo Abex to remediate. Since inception of the remediation, we made indemnity payments of approximately $43.7 million (excluding $3.1 million of recoveries from other responsible parties) for remediation of the Portsmouth site through fiscal year 2006. We have accrued and expect to incur an estimated $1.1 million to complete the remediation and for administration and legal defense costs over the next several years.

Through the end of fiscal year 2004, we had accrued approximately $18.2 million related to several investigations regarding on-site and off-site disposal of wastes generated at a facility in Mahwah, New Jersey. In fiscal year 2005, a significant portion of our liability was settled and remaining obligations are not deemed to be significant.

Although we have certain indemnification obligations for environmental liabilities at a number of sites other than the sites discussed above, including Superfund sites, it is not anticipated that additional expense at any specific site will have a material effect on us. At some sites, the volumetric contribution for which we have an obligation has been estimated and other large, financially viable parties are responsible for substantial portions of the remainder. In our opinion, based upon information currently available, the ultimate resolution of these claims and litigation, including potential environmental exposures, and considering amounts already accrued, should not have a material effect on our financial condition, although amounts recorded in a given period could be material to our results of operations or cash flows for that period.

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

Essentially all of the assets of the Trust were expended by the Trust in connection with the purchase of the insurance coverage, the Finite Funding and related expenses. These actions have been taken to fund remediation and related costs associated with the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries and to protect against additional future costs in excess of our self-insured retention. The original amount of self-insured retention (the amount we must pay before the insurance carrier is obligated to begin payments) was $114.0 million of which $42.9 million has been eroded, leaving a remaining self-insured retention of $71.1 million at the end of fiscal year 2006. The estimated range of aggregate exposure related only to the remediation costs of such environmental liabilities is approximately $30 million to $50 million. We had accrued $31.5 million at the end of fiscal year 2006 for remediation costs, which is our best estimate of the contingent liabilities related to these environmental matters. The Finite Funding may be used to pay a portion of the $31.5 million and thus reduces our future cash obligations. Amounts recorded in our Consolidated Balance Sheets related to Finite Funding were $13.7 million and $19.6 million at the end of fiscal years 2006 and 2005, respectively, and are recorded in “Other assets,” net of $4.2 million and $5.4 million recorded in “Other current assets,” at the end of fiscal years 2006 and 2005, respectively.

In addition, we had recorded other receivables of $7.8 million and $11.4 million at the end of fiscal years 2006 and 2005, respectively, for future probable amounts to be received from insurance companies and other responsible parties. These amounts were recorded in “Other assets” in the Consolidated Balance Sheets as of the end of each respective period. Of this total, no portion of the receivable was reflected as current at the end of fiscal years 2006 or 2005.

On May 31, 2005, Cooper Industries, LLC (“Cooper”) filed and later served a lawsuit against us, Pneumo Abex, LLC, and the Trustee of the Trust (the “Trustee”), captioned Cooper Industries, LLC v. PepsiAmericas, Inc., et al., Case No. 05 CH 09214 (Cook Cty. Cir. Ct.). The claims involve the Trust and insurance policy

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

described above. Cooper asserts that it was entitled to access $34 million that previously was in the Trust and that was used to purchase the insurance policy. Cooper claims that Trust funds should have been distributed for underlying Pneumo Abex asbestos claims indemnified by Cooper. Cooper complains that it was deprived of access to money in the Trust because of the Trustee’s decision to use the Trust funds to purchase the insurance policy described above. Pneumo Abex, LLC, the corporate successor to our prior subsidiary, has been dismissed from the suit.

During the second quarter of 2006, the Trustee’s motion to dismiss, in which we had joined, was granted and three counts against us based on the use of Trust funds were dismissed with prejudice, as were all counts against the Trustee, on the grounds that Cooper lacks standing to pursue these counts because it is not a beneficiary under the Trust. We then filed a separate motion to dismiss the remaining counts against us. Our motion was granted during the third quarter of 2006 and all remaining counts against us were dismissed with prejudice. Cooper subsequently filed a notice of appeal with regard to all rulings by the court dismissing the counts against us and the Trustee. Briefing of Cooper’s appeal is expected to take place during the first half of fiscal year 2007.

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

In fiscal year 2004, we noted that three mass-filed lawsuits accounted for thousands of claims for which Pneumo Abex claimed indemnification. During the last quarter of fiscal year 2005, these and other related claims were resolved for an amount we viewed as reasonable given all of the circumstances and consistent with our prior judgments as to valuation. We have received year-end 2006 claim statistics from law firms and Pneumo Abex which reflect the resolution of those claims and the remaining cases for which Pneumo Abex claims indemnification from PepsiAmericas. After giving effect to the noted resolution of prior mass-filed claims, at the end of fiscal year 2006, there are less than 7,500 claims for which indemnification is claimed. Of these claims, approximately 5,200 are filed in federal court and are subject to orders issued by the Multi-District Litigation panel, which effectively stay all federal claims, subject to specific requests to activate a particular claim or a discrete group of claims. The remaining cases are in state court and some are in “pleural registries” or other similar classifications that cause a case not to be allowed to go to trial unless there is a specific showing as to a particular plaintiff. Over 50 percent of the state court claims were filed prior to or in 1998. Prior to 1980, sales ceased for the asbestos-containing product claimed to have generated the largest subset of the open cases, and, therefore, we expect a decreasing rate of individual claims for that subset of cases. Our employees and agents manage or monitor the defense of the underlying claims that are or may be indemnifiable by us.

At the end of fiscal years 2006 and 2005, we had accrued $5.5 million and $7.0 million, respectively, related to product liability. These accruals primarily relate to probable asbestos claim settlements and legal defense costs. We also have additional amounts accrued for legal and other costs associated with obtaining insurance recoveries for previously resolved and currently open claims and their related costs. These amounts are included in the total liabilities of $60.3 million accrued at the end of fiscal year 2006. In addition to the known and probable asbestos claims, we may be subject to additional asbestos claims that are possible for which no reserve had been established at the end of fiscal year 2006. These additional reasonably possible claims are primarily asbestos related and the aggregate exposure related to these possible claims is estimated to be in the range of $6 million to $17 million. These amounts are undiscounted and do not reflect any insurance recoveries that we will pursue from insurers for these claims.

In addition, three lawsuits have been filed in California, which name several defendants including certain of our prior subsidiaries. The lawsuits allege that we and our former subsidiaries are liable for personal injury

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

and/or property damage resulting from environmental contamination at the Willits facility. There are approximately 150 personal injury plaintiffs in the lawsuits seeking an unspecified amount of damages, punitive damages, injunctive relief and medical monitoring damages. We are actively defending the lawsuits. At this time, we do not believe these lawsuits are material to our business or financial condition.

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

Advertising commitments and exclusivity rights.  We have entered into various long-term agreements with our customers in which we pay the customers for the exclusive right to sell our products in certain venues. We have also committed to pay certain customers for advertising and marketing programs in various long-term contracts. These agreements typically range from one to ten years. As of fiscal year end 2006, we have committed approximately $82.2 million related to such programs and advertising commitments.

Purchase obligations.  In addition, PepsiCo has entered into various raw material contracts on our behalf pursuant to a shared services agreement in which PepsiCo provides procurement services to us. Certain raw material contracts obligate us to purchase minimum volumes. As of the end of fiscal year 2006, we had total purchase obligations of $52.2 million related to such raw material contracts.

19.	Segment Reporting

We operate in one industry located in three geographic areas — U.S., Central Europe and the Caribbean. We operate in 19 states in the U.S. Outside the U.S., we operate in Poland, Hungary, the Czech Republic, Republic of Slovakia, Romania, Puerto Rico, Jamaica, the Bahamas, and Trinidad and Tobago. We have distribution rights in Moldova, Estonia, Latvia, Lithuania and Barbados. Net sales and operating income for QABCL since the date of consolidation are included in the Central Europe geographic segment.

Operating income is exclusive of net interest expense, other miscellaneous income and expense items, and income taxes. Operating income is inclusive of net special charges of $13.7 million, $2.5 million and $3.9 million in fiscal years 2006, 2005 and 2004, respectively (see Note 6 for further discussion).

In fiscal year 2005, U.S. operating income was impacted by a gain of $16.6 million from the settlement of a class action lawsuit (see Note 5 for further discussion). Also impacting U.S. operating income was $1.4 million of expense recorded for the early termination of a real estate lease and $6.1 million of expenses for the remaining lease obligations related to the relocation of our corporate headquarters in Chicago.

Non-operating assets are principally cash and cash equivalents, investments, property and miscellaneous other assets as of fiscal year end 2006 and 2005, respectively. Long-lived assets represent net property, investments, net intangible assets and other miscellaneous assets.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

Selected financial information related to our geographic segments is shown below (in millions):

	Net Sales			Operating Income
	2006	2005	2004	2006	2005	2004

U.S.	$3,245.8	$3,156.1	$2,825.8	$330.1	$387.7	$332.3
Central Europe	484.1	343.5	309.4	20.9	1.5	2.0
Caribbean	242.5	226.4	209.5	5.0	4.2	5.4

Total	$3,972.4	$3,726.0	$3,344.7	356.0	393.4	339.7

Interest expense, net				101.3	89.9	62.1
Other (expense) income, net				(11.5)	(4.9)	4.8

Income before income taxes and equity in net earnings (loss) of nonconsolidated companies				$243.2	$298.6	$282.4

	Capital			Depreciation
	Investments			and Amortization
	2006	2005	2004	2006	2005	2004

U.S.	$129.6	$142.9	$93.4	$151.8	$146.5	$137.9
Central Europe	24.9	19.4	14.8	27.8	25.1	25.6
Caribbean	14.8	18.0	13.6	11.6	10.8	10.5

Total operating	$169.3	$180.3	$121.8	191.2	182.4	174.0

Non-operating				2.2	2.3	2.4

Total				$193.4	$184.7	$176.4

	Assets		Long-Lived Assets
	2006	2005	2006	2005

U.S.	$3,347.4	$3,370.3	$3,003.5	2,951.2
Central Europe	527.7	346.0	327.5	231.8
Caribbean	215.9	199.5	133.6	132.6

Total operating	4,091.0	3,915.8	3,464.6	3,315.6
Non-operating	116.4	138.0	11.1	38.6

Total	$4,207.4	$4,053.8	$3,475.7	$3,354.2

20.	Related Party Transactions

Transactions with PepsiCo

PepsiCo is considered a related party due to the nature of our franchise relationship and PepsiCo’s ownership interest in us. As of fiscal year end 2006, PepsiCo beneficially owned approximately 44 percent of PepsiAmericas’ outstanding common stock. During fiscal year 2006, approximately 90 percent of our total net sales were derived from the sale of PepsiCo products. We have entered into transactions and agreements with PepsiCo from time to time, and we expect to enter into additional transactions and agreements with PepsiCo in the future. Material agreements and transactions between our company and PepsiCo are described below.

Pepsi franchise agreements are issued in perpetuity, with the exception of QABCL, subject to termination only upon failure to comply with their terms. Termination of these agreements can occur as a result of any of

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

the following: our bankruptcy or insolvency; change of control of greater than 15 percent of any class of our voting securities; untimely payments for concentrate purchases; quality control failure; or failure to carry out the approved business plan communicated to PepsiCo.

Bottling Agreements and Purchases of Concentrate and Finished Product.  We purchase concentrates from PepsiCo and manufacture, package, distribute and sell carbonated and non-carbonated beverages under various bottling agreements with PepsiCo. These agreements give us the right to manufacture, package, sell and distribute beverage products of PepsiCo in both bottles and cans and fountain syrup in specified territories. These agreements include a Master Bottling Agreement and a Master Fountain Syrup Agreement for beverages bearing the “Pepsi-Cola” and “Pepsi” trademarks, including Diet Pepsi in the United States. The agreements also include bottling and distribution agreements for non-cola products in the United States, and international bottling agreements for countries outside the United States. These agreements provide PepsiCo with the ability to set prices of concentrates, as well as the terms of payment and other terms and conditions under which we purchase such concentrates. Concentrate purchases from PepsiCo included in cost of goods sold totaled $829.8 million, $763.2 million and $687.9 million for the fiscal years 2006, 2005 and 2004, respectively. In addition, we bottle water under the “Aquafina” trademark pursuant to an agreement with PepsiCo that provides for payment of a royalty fee to PepsiCo, which totaled $50.2 million, $36.9 million and $29.6 million for the fiscal years 2006, 2005 and 2004, respectively, and was included in cost of goods sold. We also purchase finished beverage products from PepsiCo and certain of its affiliates, including tea, concentrate and finished beverage products from a Pepsi/Lipton partnership, as well as finished beverage products from a PepsiCo/Starbucks partnership. Such purchases are reflected in cost of goods sold and totaled $182.5 million, $152.6 million and $97.2 million for the fiscal years 2006, 2005 and 2004, respectively.

Bottler Incentives and Other Support Arrangements.  We share a business objective with PepsiCo of increasing availability and consumption of PepsiCo beverages. Accordingly, PepsiCo provides us with various forms of bottler incentives to promote their brands. The level of this support is negotiated regularly and can be increased or decreased at the discretion of PepsiCo. The bottler incentives cover a variety of initiatives, including direct marketplace, shared media and advertising support, to support volume and market share growth. Worldwide bottler incentives from PepsiCo totaled approximately $226.8 million, $203.3 million, and $179.4 million for the fiscal years ended 2006, 2005 and 2004. There are no conditions or requirements that could result in the repayment of any support payments received by us.

In accordance with EITF Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor,” bottler incentives that are directly attributable to incremental expenses incurred are reported as either an increase to net sales or a reduction to SD&A expenses, commensurate with the recognition of the related expense. Such bottler incentives include amounts received for direct support of advertising commitments and exclusivity agreements with various customers. All other bottler incentives are recognized as a reduction of cost of goods sold when the related products are sold based on the agreements with vendors. Such bottler incentives primarily include base level funding amounts which are fixed based on the previous year’s volume and variable amounts that are reflective of the current year’s volume performance.

Based on information received from PepsiCo, PepsiCo provided indirect marketing support to our marketplace, which consisted primarily of media expenses. This indirect support is not reflected or included in our Consolidated Financial Statements, as these amounts were paid by PepsiCo on our behalf to third parties.

Manufacturing and National Account Services.  We provide manufacturing services to PepsiCo in connection with the production of certain finished beverage products, and also provide certain manufacturing, delivery and equipment maintenance services to PepsiCo’s national account customers. Net amounts paid or payable by PepsiCo to us for these services were $19.3 million, $17.2 million, and $17.5 million for fiscal years 2006, 2005 and 2004, respectively.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

Other Transactions.  PepsiCo provides procurement services to us pursuant to a shared services agreement. Under such agreement, PepsiCo acts as our agent and negotiates with various suppliers the cost of certain raw materials by entering into raw material contracts on our behalf. The raw material contracts obligate us to purchase certain minimum volumes. PepsiCo also collects and remits to us certain rebates from the various suppliers related to our procurement volume. In addition, PepsiCo executes certain derivative contracts on our behalf and in accordance with our hedging strategies. In fiscal years 2006, 2005 and 2004, we paid $3.9 million, $3.4 million, and $3.5 million, respectively, to PepsiCo for such services.

During fiscal year 2002, we paid $3.3 million to PepsiCo for the SoBe distribution rights, of which approximately $0.2 million of amortization expense is included in SD&A expenses for the fiscal years 2006, 2005, and 2004, respectively.

Net amounts paid to PepsiCo and its affiliates for snack food products recorded in cost of goods sold were $12.5 million, $11.4 million and $0.2 million in fiscal years 2006, 2005 and 2004, respectively.

During fiscal year 2005, we received payment of $2.1 million related to the settlement of the fructose lawsuit for the former Heartland territories, which we acquired in 1999. The payment was originally made to PepsiCo out of the settlement trust, and then the funds were remitted to us by PepsiCo. The amount is included in “Fructose settlement income” on the Consolidated Statement of Income.

At the end of fiscal years 2006, 2005, and 2004, net amounts due from PepsiCo related to the above transactions amounted to $6.8 million, $8.9 million, and $12.6 million, respectively.

In summary, the Consolidated Statements of Income include the following income and (expense) transactions with PepsiCo (in millions):

	2006	2005	2004

Net sales:
Bottler incentives	$30.6	$32.9	$26.3
Manufacturing and national account services	19.3	17.2	17.5

	$49.9	$50.1	$43.8

Cost of goods sold:
Purchases of concentrate	$(829.8)	$(763.2)	$(687.9)
Purchases of finished beverage products	(182.5)	(152.6)	(97.2)
Purchases of finished snack food products	(12.5)	(11.4)	(0.2)
Bottler incentives	182.3	156.4	134.2
Aquafina royalty fee	(50.2)	(36.9)	(29.6)
Procurement services	(3.9)	(3.4)	(3.5)

	$(896.6)	$(811.1)	$(684.2)

Selling, delivery and administrative expenses:
Bottler incentives	$13.9	$14.0	$18.9
Purchases of advertising materials	(1.8)	(2.1)	(1.7)

	$12.1	$11.9	$17.2

Transactions with Bottlers in Which PepsiCo Holds an Equity Interest.  We sell finished beverage products to other bottlers, including The Pepsi Bottling Group, Inc. and Pepsi Bottling Ventures LLC, in which PepsiCo owns an equity interest. These sales occur in instances where the proximity of our production facilities to the other bottlers’ markets or lack of manufacturing capability, as well as other economic

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

considerations, make it more efficient or desirable for the other bottlers to buy finished product from us. Our sales to other bottlers, including those in which PepsiCo owns an equity interest, were approximately $170.1 million, $128.8 million, and $84.8 million in fiscal years 2006, 2005, and 2004, respectively. Our purchases from such other bottlers were $2.0 million, $0.2 million, and $0.2 million in fiscal years 2006, 2005, and 2004, respectively.

Agreements and Relationships with Dakota Holdings, LLC, Starquest Securities, LLC and Mr. Pohlad

Under the terms of the PepsiAmericas Merger Agreement, Dakota Holdings, LLC (“Dakota”), a Delaware limited liability company whose members at the time of the PepsiAmericas merger included PepsiCo and Pohlad Companies, became the owner of 14,562,970 shares of our common stock, including 377,128 shares purchasable pursuant to the exercise of a warrant. In November 2002, the members of Dakota entered into a redemption agreement pursuant to which the PepsiCo membership interests were redeemed in exchange for certain assets of Dakota. As a result, Dakota became the owner of 12,027,557 shares of our common stock, including 311,470 shares purchasable pursuant to the exercise of a warrant. In June 2003, Dakota converted from a Delaware limited liability company to a Minnesota limited liability company pursuant to an agreement and plan of merger. In January 2006, Starquest Securities, LLC (“Starquest”), a Minnesota limited liability company, obtained the shares of our common stock previously owned by Dakota, including the shares of common stock purchasable upon exercise of the above-referenced warrant, pursuant to a contribution agreement. Such warrant expired unexercised in January 2006, resulting in Starquest holding 11,716,087 shares of our common stock. These shares are subject to a shareholder agreement with our company.

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

Transactions with Pohlad Companies

In fiscal year 2002, we entered into an Aircraft Joint Ownership Agreement with Pohlad Companies. Pursuant to the Aircraft Joint Ownership Agreement we purchased a one-eighth interest in a Lear Jet aircraft owned by Pohlad Companies. In fiscal year 2005, we terminated this contract and entered into a new Aircraft Joint Ownership Agreement with Pohlad Companies for a one-eighth interest in a Challenger aircraft and paid Pohlad Companies approximately $1.7 million. SD&A expenses associated with the jet in fiscal years 2006, 2005, and 2004 were $0.2 million, $0.2 million and $0.1 million, respectively.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

21.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in millions):

	Foreign		Unrealized		Accumulated
	Currency	Unrealized	Gains	Pension	Other
	Translation	Gains (Losses)	(Losses) on	Liability	Comprehensive
	Adjustment	on Investments	Derivatives	Adjustment	Income (Loss)

As of fiscal year end 2003	(0.4)	(2.4)	2.4	(29.0)	(29.4)
Other comprehensive income (loss)	36.2	15.2	(1.2)	(4.8)	45.4

As of fiscal year end 2004	35.8	12.8	1.2	(33.8)	16.0
Other comprehensive loss	(23.5)	(8.7)	(3.6)	(5.3)	(41.1)

As of fiscal year end 2005	$12.3	$4.1	$(2.4)	$(39.1)	$(25.1)
Other comprehensive income (loss)	40.7	(4.1)	(0.9)	11.1	46.8

As of fiscal year end 2006	$53.0	$—	$(3.3)	$(28.0)	$21.7

Unrealized gains (losses) on derivatives are shown net of reclassifications into net income of $(0.8) million, $7.1 million, and $12.0 million in fiscal years 2006, 2005 and 2004, respectively. Unrealized gains (losses) on investments are shown net of reclassifications into net income of $6.5 million in fiscal year 2006.

Unrealized gains (losses) on investments are shown net of income tax benefit (expense) of $2.4 million, $5.2 million, and $(9.1) million in fiscal years 2006, 2005 and 2004, respectively. Unrealized gains (losses) on derivatives are shown net of income tax benefit of $0.5 million, $2.2 million, and $0.7 million in fiscal years 2006, 2005 and 2004, respectively. The pension liability adjustment is shown net of income tax (expense) benefit of $(6.6) million, $3.2 million, and $2.9 million at the end of fiscal years 2006, 2005 and 2004, respectively.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)
(in millions, except per share data)

22.	Selected Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year

Fiscal Year 2006:
Net sales	$848.5	$1,065.2	$1,064.2	$994.5	$3,972.4

Gross profit	$347.8	$429.5	$433.6	$397.2	$1,608.1

Net income	$14.1	$65.0	$53.1	$26.1	$158.3

Weighted average common shares:
Basic	130.3	127.7	126.6	126.9	127.9
Incremental effect of stock options and awards	2.1	1.9	1.8	1.7	1.9

Diluted	132.4	129.6	128.4	128.6	129.8

Earnings per share:
Basic	$0.11	$0.51	$0.42	$0.21	$1.24
Diluted	$0.11	$0.50	$0.41	$0.20	$1.22

Fiscal Year 2005:
Net sales	$829.4	$1,019.4	$982.9	$894.3	$3,726.0

Gross profit	$350.3	$430.8	$413.1	$368.3	$1,562.5

Net income	$20.8	$72.6	$63.7	$37.6	$194.7

Weighted average common shares:
Basic	137.2	135.7	134.2	131.8	134.7
Incremental effect of stock options and awards	2.3	2.5	2.5	2.2	2.5

Diluted	139.5	138.2	136.7	134.0	137.2

Earnings per share:
Basic	$0.15	$0.54	$0.47	$0.29	$1.45
Diluted	$0.15	$0.53	$0.47	$0.28	$1.42

Quarterly and full year computations of basic and diluted earnings per share are made independently. As such, the summation of the quarterly amounts may not equal the total basic and diluted earnings per share reported for the year.

PEPSIAMERICAS, INC.

EXHIBITS

FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2006

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit

3.1	Restated Certificate of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-64292) filed on June 29, 2001).
3.2	By-Laws, as amended and restated on December 14, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-15019) filed on December 18, 2006).
4.1	First Supplemental Indenture dated as of May 20, 1999, to the Indenture dated as of January 15, 1993, between Whitman Corporation and The First National Bank of Chicago, as Trustee (incorporated by reference to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8 (File No. 333-64292) filed on December 29, 2005).
4.2	Rights Agreement, dated as of May 20, 1999, between Whitman Corporation and First Chicago Trust Company of New York, as Rights Agent (incorporated by reference to the Company’s Registration Statement on Form 8-A (File No. 001-15019) filed on May 25, 1999).
4.3	Amendment, as of August 18, 2000, to the Rights Agreement, dated as of May 20, 1999, between Whitman Corporation and First Chicago Trust Company of New York, as Rights Agent (incorporated by reference to the Company’s Registration Statement on Form S-4 (File No. 333-46368) filed on September 22, 2000).
4.4	Appointment of Successor Rights Agent, dated as of September 9, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. (001-15019) filed on March 28, 2003).
4.5	Indenture dated as of August 15, 2003 between PepsiAmericas, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated by reference to the Company’s Registration Statement on Form S-3 (File No. 333-108164) filed on August 22, 2003).
4.6	PepsiAmericas, Inc. Salaried 401(k) Plan (incorporated by reference to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8 (File No. 333-64292) filed on December 29, 2005).
4.7	PepsiAmericas, Inc. Hourly 401(k) Plan (incorporated by reference to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8 (File No. 333-64292) filed on December 29, 2005).
4.8	Form of Debt Security (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-15019) filed May 24, 2006).
10.1	Stock Incentive Plan, as amended through May 20, 1999 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-15019) filed on August 17, 1999).
10.2	PepsiAmericas, Inc. Deferred Compensation Plan for Directors, as Amended and Restated January 1, 2006 (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-15019) filed March 6, 2006).
10.3	PepsiAmericas, Inc. Executive Deferred Compensation Plan as Amended and Restated Effective January 1, 2003 (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-15019) filed March 15, 2004).
10.4	PepsiAmericas, Inc. Supplemental Pension Plan, as Amended and Restated Effective January 1, 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-15019) filed March 15, 2004).
10.5	2000 Stock Incentive Plan, as amended through February 17, 2004 (incorporated by reference to the Company’s Definitive Schedule 14A (Proxy Statement) (File No. 001-15019) filed March 12, 2004).
10.6	PepsiAmericas, Inc. 1999 Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-46368) filed on December 21, 2000).
10.7	Pepsi-Cola Puerto Rico Bottling Company Qualified Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-46368) filed on December 21, 2000).
10.8	Pepsi-Cola Puerto Rico Bottling Company Non-Qualified Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-46368) filed on December 21, 2000).

E-1

Exhibit
No.	Description of Exhibit

10.9	Form of Master Bottling Agreement between PepsiCo, Inc. and PepsiAmericas, Inc. (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-15019) filed on March 25, 2002).
10.10	Form of Master Fountain Syrup Agreement between PepsiCo, Inc. and PepsiAmericas, Inc. (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-15019) filed on March 25, 2002).
10.11	Amended and Restated Receivables Sale Agreement Dated as of May 24, 2002 among Pepsi-Cola General Bottlers, Inc., Pepsi-Cola General Bottlers of Ohio, Inc., Pepsi-Cola General Bottlers of Indiana, Inc., Pepsi-Cola General Bottlers of Wisconsin, Inc., Pepsi-Cola General Bottlers of Iowa, Inc., Iowa Vending, Inc., Marquette Bottling Works, Incorporated, Northern Michigan Vending, Inc., Delta Beverage Group, Inc. and Dakbev, LLC, as originators and Whitman Finance, Inc. as Buyer (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-15019) filed August 11, 2004).
10.12	Amendment No. 3 to the Company’s 2000 Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed February 25, 2005).
10.13	Form of Restricted Stock Award under the Company’s 2000 Stock Incentive Plan.
10.14	Form of Restricted Stock Unit Award under the Company’s 2000 Stock Incentive Plan.
10.15	Form of Nonqualified Stock Option under the Company’s 2000 Stock Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-36994) filed May 12, 2000).
10.16	Form of Incentive Stock Option under the Company’s 1999 Stock Option Plan (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed February 25, 2005).
10.17	Form of Restricted Stock Award under the Company’s Revised Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed February 25, 2005).
10.18	Form of Nonqualified Stock Option under the Company’s Revised Stock Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-15019) filed August 17, 1999).
10.19	Form of Stock Option Agreement under the Pepsi-Cola Puerto Rico Bottling Company Non-Qualified Stock Option Plan (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed February 25, 2005).
10.20	Form of Stock Option Agreement under the Pepsi-Cola Puerto Rico Bottling Company Qualified Stock Option Plan (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed February 25, 2005).
10.21	Form of Agreement for Separation and Waiver under the PepsiAmericas Severance Policy.
10.22	Rule 10b5-1 Trading Plan between Kenneth E. Keiser and Fidelity Brokerage Services LLC, acknowledged by PepsiAmericas, Inc. dated February 28, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed March 3, 2005).
10.23	Rule 10b5-1 Trading Plan between PepsiAmericas, Inc. and J.P. Morgan Securities, Inc., dated March 4, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed March 4, 2005).
10.24	Underwriting Agreement by and among PepsiAmericas, Inc., Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Wachovia Capital Markets, LLC, BNP Paribas Securities Corp, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and Loop Capital Markets, LLC, dated May 11, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed May 17, 2005).

E-2

Exhibit
No.	Description of Exhibit

10.25	Terms Agreement by and among PepsiAmericas, Inc., Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC, Wachovia Capital Markets, LLC, BNP Paribas Securities Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and Loop Capital Markets, LLC, dated May 11, 2005 (incorporated by reference to the Company’s Quarterly Report of Form 10-Q (File No. 001-15019) filed on August 8, 2005).
10.26	Rule 10b5-1 Trading Plan between PepsiAmericas, Inc. and Banc of America Securities LLC, dated May 23, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed May 23, 2005).
10.27	Second Amended and Restated Shareholder Agreement by and between PepsiAmericas, Inc. and PepsiCo., dated September 6, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-15019) filed September 7, 2005).
10.28	Amended and Restated Shareholder Agreement by and between PepsiAmericas, Inc., Pohlad Companies and Robert C. Pohlad, dated September 6, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-15019) filed September 7, 2005).
10.29	Rule 10b5-1 Trading Plan between PepsiAmericas, Inc. and Citigroup Global Markets, Inc., dated September 6, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-15019) filed September 7, 2005).
10.30	10b5-1 Repurchase Plan between PepsiAmericas, Inc. and J.P. Morgan Securities Inc., dated December 9, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed December 9, 2005).
10.31	10b5-1 Repurchase Plan between PepsiAmericas, Inc. and Banc of America Securities LLC, dated February 28, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed March 1, 2006).
10.32	Underwriting Agreement by and among PepsiAmericas, Inc., Banc of America Securities LLC, and J.P. Morgan Securities, Inc., dated May 23, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed May 24, 2006).
10.33	U.S. $600,000,000 Five Year Credit Agreement, dated as of June 6, 2006, among PepsiAmericas, Inc. as a borrower, certain initial lenders and initial issuing bank, JP Morgan Chase Bank, N.V., as a syndication agent, Bank of America, N.V. and Wachovia Bank, National Association, as documentation agents, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as joint lead arrangers, and Citibank, N.V., as agent for the lenders (incorporated by reference to the Company’s 8-K (File No. 001-15019) filed June 8, 2006).
12	Statement of Calculation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of the Company.
23	Consent of KPMG, LLP, Independent Registered Public Accounting Firm.
24	Powers of Attorney.
31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-3