Form 10-Q
period 2007-03-31
PEPSIAMERICAS INC/IL/
filed 2007-05-04
CIK 1084230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
Yes ☐       No ☑
As of April 27, 2007, the Registrant had 128,236,919 outstanding shares of common stock, par value $0.01 per share, the Registrant’s only class of common stock.

PEPSIAMERICAS, INC.
FORM 10-Q
FIRST QUARTER 2007

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PEPSIAMERICAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and in millions, except per share data)

	First Quarter
	2007	2006
Net sales	$960.2	$848.5
Cost of goods sold	576.0	500.7

Gross profit	384.2	347.8
Selling, delivery and administrative expenses	323.4	299.9
Special charges, net	1.4	2.2

Operating income	59.4	45.7
Interest expense, net	25.7	23.1
Other expense, net	1.2	1.8

Income before income taxes and equity in net earnings of nonconsolidated companies	32.5	20.8
Income taxes	11.9	7.9
Equity in net earnings of nonconsolidated companies	—	1.2

Net income	$20.6	$14.1

Weighted average common shares:
Basic	126.2	130.3
Incremental effect of stock options and awards	1.8	2.1

Diluted	128.0	132.4

Earnings per share:
Basic	$0.16	$0.11
Diluted	0.16	0.11

Cash dividends declared per share	$0.13	$0.125
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PEPSIAMERICAS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except per share data)

	End of	End of
	First Quarter	Fiscal Year
	2007	2006
ASSETS:
Current assets:
Cash and cash equivalents	$98.5	$93.1
Receivables, net	260.2	267.1
Inventories:
Raw materials and supplies	100.2	104.2
Finished goods	146.4	128.8

Total inventories	246.6	233.0

Other current assets	95.0	81.9

Total current assets	700.3	675.1

Property and equipment	2,622.4	2,576.4
Accumulated depreciation	(1,470.4)	(1,437.7)

Net property and equipment	1,152.0	1,138.7

Goodwill	2,028.3	2,027.1
Intangible assets, net	299.6	299.9
Other assets	67.2	66.6

Total assets	$4,247.4	$4,207.4

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Short-term debt, including current maturities of long-term debt	$261.4	$212.9
Payables	209.0	189.4
Other current liabilities	285.8	291.5

Total current liabilities	756.2	693.8

Long-term debt	1,489.7	1,490.2
Deferred income taxes	247.3	243.1
Other liabilities	176.3	175.7

Total liabilities	2,669.5	2,602.8

Shareholders’ equity:
Preferred stock ($0.01 par value, 12.5 million shares authorized; no shares issued)	—	—
Common stock ($0.01 par value, 350 million shares authorized; 137.6 million shares issued - 2007 and 2006)	1,277.0	1,283.4
Retained income	529.8	525.4
Accumulated other comprehensive income	23.9	21.7
Treasury stock, at cost (11.9 million shares and 10.6 million shares, respectively)	(252.8)	(225.9)

Total shareholders’ equity	1,577.9	1,604.6

Total liabilities and shareholders’ equity	$4,247.4	$4,207.4

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PEPSIAMERICAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	First Quarter
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$20.6	$14.1
Adjustments to reconcile to net cash provided by operating activities of continuing operations:
Depreciation and amortization	48.0	47.1
Deferred income taxes	0.3	(5.0)
Special charges, net	1.4	2.2
Cash outlays related to special charges	(7.6)	(0.7)
Pension contributions	—	(10.0)
Equity in net earnings of nonconsolidated companies	—	(1.2)
Excess tax benefits from shared-based payment arrangements	(1.0)	(4.0)
Other	4.4	6.6
Changes in assets and liabilities, exclusive of acquisitions:
Decrease (increase) in receivables	6.9	(1.3)
Increase in inventories	(13.5)	(23.1)
Increase in payables	18.9	4.1
Net change in other assets and liabilities	(11.7)	(13.9)

Net cash provided by operating activities of continuing operations	66.7	14.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Franchises and companies acquired, net of cash acquired	—	(6.6)
Capital investments	(60.8)	(41.8)
Proceeds from sales of property	2.4	2.5

Net cash used in investing activities	(58.4)	(45.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings of short-term debt	60.0	251.7
Repayment of long-term debt	(11.6)	(134.7)
Treasury stock purchases	(39.7)	(74.6)
Excess tax benefits from share-based payment arrangements	1.0	4.0
Issuance of common stock	4.3	11.0
Cash dividends	(15.9)	(27.7)

Net cash (used in) provided by financing activities	(1.9)	29.7

Net operating cash flows used in discontinued operations	(1.0)	(3.7)
Effects of exchange rate changes on cash and cash equivalents	—	(0.3)

Change in cash and cash equivalents	5.4	(5.3)
Cash and cash equivalents at beginning of fiscal year	93.1	116.0

Cash and cash equivalents at end of first quarter	$98.5	$110.7

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PEPSIAMERICAS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Significant Accounting Policies
     Quarterly reporting. The Condensed Consolidated Financial Statements included herein have been prepared by PepsiAmericas, Inc. (referred to herein as “PepsiAmericas,” “we,” “our” and “us”) without audit. Certain information and disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that the disclosures are adequate to make the information presented not misleading. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year 2006. In the opinion of management, the information furnished herein reflects all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of results for the interim periods presented.
     Our fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31st. Our 2006 fiscal year contained 52 weeks and ended December 30, 2006. Our first quarters of 2007 and 2006 were based on the thirteen weeks ended March 31, 2007 and April 1, 2006, respectively. Our business is seasonal; accordingly, the operating results of any individual quarter may not be indicative of a full year’s operating results.
     Use of accounting estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.
     Fiscal year. Beginning in fiscal year 2007, our Caribbean operations aligned their reporting calendar with our U.S. operations. Previously, our Caribbean operations fiscal years ended on December 31. Our U.S. operations report using a fiscal year that consists of 52 or 53 weeks ending on the Saturday closest to December 31. The change to the Caribbean fiscal year was not material to our Condensed Consolidated Financial Statements. Our Central Europe operations fiscal years end on December 31 and therefore are not impacted by the 53rd week.
     Earnings per share. Basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share includes dilutive common stock equivalents using the treasury stock method.
     The following options and restricted stock awards were not included in the computation of diluted earnings per share because they were antidilutive:

	First Quarter
	2007	2006
Shares under options outstanding	1,337,700	—
Weighted-average exercise price per share	$22.63	—

Shares under nonvested restricted stock awards	965,861	953,601
Weighted-average grant date fair value per share	$22.11	$24.31
     Reclassifications. Certain amounts in the prior period Condensed Consolidated Financial Statements have been reclassified to conform to the current year presentation.
     Recently issued accounting pronouncements. In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” FASB No. 159 provides guidance on the measurement of financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option provided by the FASB. SFAS No. 159 becomes effective at the beginning of fiscal year 2008. We are currently evaluating the impact SFAS No. 159 will have on our Condensed Consolidated Financial Statements.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” We have adopted the recognition provisions of SFAS No. 158, which required us to fully recognize the funded status associated with our defined benefit plans. We will also be required to measure our plans’ assets and liabilities as of the end of our fiscal year instead of our current measurement date of September 30. The measurement date provisions will be effective as of the end of fiscal year 2008. We do not anticipate that the impact of the measurement date provisions will have a material impact on our Condensed Consolidated Financial Statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” to provide enhanced guidance when using fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other pronouncements require or permit assets or liabilities to be measured by fair value and, while not requiring new fair value measurements, may change current practices. SFAS No. 157 becomes effective at the beginning of fiscal year 2008. We are currently evaluating the impact SFAS No. 157 will have on our Condensed Consolidated Financial Statements.
     We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”) at the beginning of fiscal year 2007. FIN 48 provides guidance regarding the financial statement recognition and measurement of a tax position either taken or expected to be taken in a tax return. It requires the recognition of a tax position if it is more likely than not that position would be sustained during an examination based on the technical merits of the position. See Note 4 below for additional information, including the effects of adoption on our Condensed Consolidated Balance Sheet.
2. Special Charges
     In the first quarter of 2007, we recorded special charges of $1.2 million in the U.S. related to our strategic realignment of the U.S. sales organization to further strengthen our customer focused go-to-market strategy. In addition, we recorded special charges of $0.2 million in Central Europe, primarily related to a reduction in the workforce. These special charges were primarily for severance, related benefits and relocation costs.
     In the first quarter of 2006, we recorded special charges of $2.2 million in Central Europe, primarily related to a reduction in the workforce. These special charges were primarily for severance costs and related benefits.
     The following table summarizes activity associated with the special charges (in millions):

2007 Charges
End of fiscal year 2006	$11.1
Special charges, net	1.4
Application of special charges	(7.6)

End of the first quarter of 2007	$4.9

     The total accrued liabilities remaining at the end of the first quarter of 2007 were comprised of deferred severance payments, certain employee benefits, and other costs. We expect the remaining special charge liability of $4.9 million to be paid using cash from operations during the next twelve months; accordingly, such amounts are classified as “Other current liabilities” in the Condensed Consolidated Balance Sheet.

3. Interest Expense, Net
     Interest expense, net, was comprised of the following (in millions):

	First Quarter
	2007	2006
Interest expense	$26.2	$23.8
Interest income	(0.5)	(0.7)

Interest expense, net	$25.7	$23.1

4. Income Taxes
     The effective income tax rate, which is income tax expense expressed as a percentage of income before income taxes, was 36.6 percent for the first quarter of 2007, compared to 38.0 percent in the first quarter of 2006. The effective income tax rate decreased due in part to the impact of the mix of our international operations.
     We adopted FIN 48 at the beginning of fiscal year 2007. As of result of the implementation, we recorded a $0.6 million increase to the beginning balance in retained earnings on the Condensed Consolidated Balance Sheet. At the beginning of fiscal year 2007, we had approximately $25.9 million of total unrecognized tax benefits. Of this total, $15.4 million (net of the federal benefit on state tax issues and interest) would favorably impact the effective income tax rate in any future period, if recognized. It is expected that the amount of unrecognized tax benefits for positions which we have identified will not change significantly in the next twelve months.
     Upon adoption of FIN 48, our policy is to recognize interest and penalties related to income tax matters in income tax expense. Formerly, interest was recorded in interest expense. We had $4.1 million accrued for interest and no amount accrued for penalties as of the beginning of fiscal year 2007.
     We are subject to U.S. federal income tax, state income tax in multiple state tax jurisdictions, and foreign income tax in our Central Europe and Caribbean tax jurisdictions. We have concluded all U.S. federal income tax examinations for years through 2004. Our primary tax jurisdictions are Illinois, Indiana, Iowa, Romania, Poland and the Czech Republic. The following table summarizes the years that are subject to examination for each primary jurisdiction:

Jurisdiction	Subject to Examination
Federal	2005-2006
Illinois	1999-2006
Indiana	2003-2006
Iowa	2003-2006
Romania	2002-2006
Poland	2001-2006
Czech Republic	2003-2006
     The amounts recorded for unrecognized tax benefits, interest and penalties did not materially change during the first quarter of 2007.
5. Comprehensive Income
     Comprehensive income was comprised of the following (in millions):

	First Quarter
	2007	2006
Net income	$20.6	$14.1
Foreign currency translation adjustment	2.2	3.1
Net unrealized investment and hedging losses	—	(3.4)

Comprehensive income	$22.8	$13.8

     Net unrealized investment and hedging losses are presented net of income tax benefit $2.1 million in the first quarter of 2006.

6. Goodwill and Intangible Assets
     The changes in the carrying value of goodwill by geographic segment for the first quarter of 2007 were as follows (in millions):

		Central
	U.S.	Europe	Caribbean	Total
Balance at end of fiscal year 2006	$1,825.2	$185.7	$16.2	$2,027.1
Purchase accounting adjustments	(0.4)	—	—	(0.4)
Foreign currency translation adjustment	—	1.6	—	1.6

Balance at end of first quarter of 2007	$1,824.8	$187.3	$16.2	$2,028.3

	End of First	End of Fiscal
	Quarter 2007	Year 2006
Intangible assets subject to amortization
Gross carrying amount
Franchise and distribution agreements	$3.3	$3.3
Customer relationships and lists	8.0	8.0
Other	2.9	2.9

Total	$14.2	$14.2
Accumulated amortization
Franchise and distribution agreements	$(0.9)	$(0.9)
Customer relationships and lists	(1.5)	(1.3)
Other	(0.7)	(0.6)

Total	$(3.1)	$(2.8)

Intangible assets subject to amortization, net	$11.1	$11.4

Intangible assets not subject to amortization:
Franchise and distribution agreements	$288.5	$288.5

Total intangible assets, net	$299.6	$299.9

     Total amortization expense was $0.3 million and $0.2 million in the first quarter of 2007 and 2006, respectively.
     In fiscal year 2006, we acquired the remaining 51 percent interest in Quadrant-Amroq Bottling Company Limited (“QABCL”), resulting in an increase in goodwill in Central Europe of $148.8 million. This preliminary allocation included the goodwill that was associated with the first step of the acquisition completed in fiscal year 2005. This initial investment was recorded under the equity method in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” and this amount was previously recorded in “Other assets” on the Condensed Consolidated Balance Sheet. We are in the process of valuing the assets, liabilities and intangibles acquired in connection with the acquisition. We anticipate that the valuation will be completed in the second quarter of 2007.
     In the first quarter of 2006, we acquired Ardea Beverage Co., resulting in an allocation of $7.7 million to goodwill and $2.4 million to other intangibles. The process of valuing the assets, liabilities and intangibles acquired in connection with the Ardea acquisition was completed in the second quarter of 2006.
7. Acquisitions
     In fiscal year 2006, we acquired the remaining 51 percent of the outstanding stock of QABCL for $81.9 million, net of $17.0 million cash acquired. We acquired $55.4 million of debt as part of the acquisition, of which $51.1 million was repaid in December 2006. QABCL is a holding company that, through subsidiaries, produces, sells and distributes Pepsi and other beverages throughout Romania with distribution rights in Moldova. In fiscal year 2005, we had initially acquired 49 percent of the outstanding stock of QABCL for $51.0 million. The increase in the purchase price for the remainder of QABCL compared to the original investment was due to the improved operating performance subsequent to the initial acquisition of our 49 percent minority interest. Due to the timing of the receipt of available financial information from QABCL, we record results from such operations on a one-month lag basis.

     In the first quarter of 2006, we completed the acquisition of Ardea Beverage Co., the maker of the airforce Nutrisoda line of soft drinks, for $6.6 million in cash plus $3.6 million of additional consideration that will be paid over the next three years.
     The results of operations for the acquisitions described above are included in the Condensed Consolidated Statements of Income since the respective dates of acquisition. These acquisitions are not material to our consolidated results of operations; therefore, pro forma financial information is not included in this note.
8. Debt
     In the first quarter of 2007, we paid $11.6 million at maturity of the 8.25 percent note due February 2007. We had $214.0 million of commercial paper borrowings at the end of the first quarter of 2007, compared to $164.5 million at the end of fiscal year 2006. The increase in commercial paper borrowings was primarily for capital expenditures, the funding of maturing debt and general corporate purposes.
9. Financial Instruments
     We use derivative financial instruments to reduce our exposure to adverse fluctuations in commodity prices and interest rates. These financial instruments are “over-the-counter” instruments. We do not use derivative financial instruments for speculative or trading purposes.
     Cash Flow Hedges – In anticipation of a long-term debt issuance, we had entered into treasury rate lock instruments and a forward starting swap agreement. We accounted for these treasury rate lock instruments and forward starting swap agreement as cash flow hedges, as each hedged against the variability of interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt. These treasury rate locks and forward starting swap agreement are considered highly effective in eliminating the variability of cash flows associated with the forecasted debt issuance.
     The following table summarizes the net derivative gains or losses deferred in “Accumulated other comprehensive income” and reclassified to earnings in the first quarter of 2007 and 2006 (in millions):

	First Quarter
	2007	2006
Unrealized losses on derivatives at the end of fiscal year 2006	$(3.3)	$(2.4)
Deferral of net derivative gains in accumulated other comprehensive income	—	0.2
Reclassification of net derivative gains (losses) to income	0.4	(0.5)

Unrealized losses on derivatives at end of first quarter	$(2.9)	$(2.7)

     Fair Value Hedges – Periodically, we enter into interest rate swap contracts to convert a portion of our fixed rate debt to floating rate debt, with the objective of reducing overall borrowing costs. We account for these swaps as fair value hedges, since they hedge against the change in fair value of fixed rate debt resulting from fluctuations in interest rates. In fiscal year 2004, we terminated all outstanding interest rate swap contracts and received $14.4 million for the fair value of the interest rate swap contracts. Amounts included in the cumulative fair value adjustment to long-term debt will be reclassified into earnings commensurate with the recognition of the related interest expense. At the end of the first quarter of 2007 and the end of fiscal year 2006, the cumulative fair value adjustments to long-term debt were $5.5 million and $6.1 million, respectively.
     Derivatives not Designated as Hedges – In the first quarter of 2007, we entered into heating oil swap contracts to hedge against volatility in future cash flows on anticipated purchases of diesel fuel. These derivative financial instruments were not designated as hedging instruments, and therefore we record unrealized gains and losses in the Condensed Consolidated Statement of Income. Realized gains and losses are recorded in cost of goods sold and selling, delivery & administrative (“SD&A”) expenses where the associated diesel fuel purchases are recorded. Unrealized gains and losses are recorded in SD&A expenses. During the first quarter of 2007, $0.1 million of realized gains were recorded in cost of goods sold and $3.8 million of unrealized gains were recorded in SD&A expenses.
     Amounts recorded for all derivatives on the Condensed Consolidated Balance Sheets are as follows (in millions):

	End of First	End of Fiscal
	Quarter 2007	Year 2006
Unrealized gains:
Commodities	$3.8	$—
Interest rate instruments	7.5	8.2

Unrealized losses:
Commodities	$—	$(0.6)
Interest rate instruments	(6.5)	(6.8)
10. Pensions

	First Quarter
	2007	2006
Service cost	$0.8	$0.9
Interest cost	2.6	2.5
Expected return on plan assets	(3.7)	(3.5)
Amortization of prior service cost	0.1	0.1
Amortization of net loss	0.7	1.0

Net periodic pension cost	$0.5	$1.0

     We previously disclosed in our financial statements for fiscal year 2006 that we expected to contribute $0.7 million to our plans in fiscal year 2007. As of the end of the first quarter of 2007, we have not made any contributions to the plans; however, we expect the minimum contribution will be made during the remainder of fiscal year 2007. We will continue to evaluate the plans’ funding requirements throughout the balance of fiscal year 2007, and we will fund to levels deemed necessary for the plans.
11. Share-Based Compensation
     In February 2007, we granted 990,278 restricted shares at a weighted-average fair value (at the date of grant) of $22.11 to key members of U.S. and Caribbean management and members of our Board of Directors under our 2000 Stock Incentive Plan (the “Plan”). We recognized compensation expense of $4.5 million and $3.7 million in the first quarter of 2007 and 2006, respectively, related to grants made in 2007 and previous years. At the end of the first quarter 2007, there were 2,542,989 unvested restricted shares outstanding.
     In February 2007, we granted 83,675 restricted stock units at a weighted average value of $22.11 on the date of grant to key members of our Central Europe management team under the Plan. We recognized compensation expense of $0.4 million and $0.2 million in the first quarter of 2007 and 2006, respectively, related to restricted stock unit grants made in 2007 and previous years. At the end of the first quarter of 2007, there were 227,765 unvested restricted stock units outstanding.

12. Supplemental Cash Flow Information
     Net cash provided by operating activities reflected cash payments and receipts for interest and income taxes as follows (in millions):

	First Quarter
	2007	2006
Interest paid	$22.2	$26.3
Interest received	0.5	0.7
Income taxes paid, inclusive of refunds received	10.2	1.2
13. Environmental and Other Commitments and Contingencies
     Current Operations. We maintain compliance with federal, state and local laws and regulations relating to materials used in production and to the discharge of wastes, and other laws and regulations relating to the protection of the environment. The capital costs of such management and compliance, including the modification of existing plants and the installation of new manufacturing processes, are not material to our continuing operations.
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
     At the end of the first quarter of 2007, we had $53.0 million accrued to cover potential indemnification obligations, compared to $60.3 million recorded at the end of fiscal year 2006. This indemnification obligation includes costs associated with approximately 15 sites in various stages of remediation or negotiations. At the present time, the most significant remaining indemnification obligation is associated with the Willits site, as discussed below, while no other single site has significant estimated remaining costs associated with it. Of the total amount accrued, $26.2 million was classified as a current liability at the end of the first quarter of 2007 and at the end of fiscal year 2006. The amounts exclude possible insurance recoveries and are determined on an undiscounted cash flow basis. The estimated indemnification liabilities include expenses for the investigation and remediation of identified sites, payments to third parties for claims and expenses (including product liability and toxic tort claims), administrative expenses, and the expenses of on-going evaluations and litigation. We expect a significant portion of the accrued liabilities will be resolved during the next 5 years.
     Included in our indemnification obligations is financial exposure related to certain remedial actions required at a facility that manufactured hydraulic and related equipment in Willits, California. Various chemicals and metals contaminate this site. In August 1997, a final consent decree was issued in the case of the People of the State of California and the City of Willits, California v. Remco Hydraulics, Inc. This final consent decree was amended in December 2000 and established a trust (the “Willits Trust”) which is obligated to investigate and clean up this site. We are currently funding the Willits Trust and the investigation and interim remediation costs on a year-to-year basis as required in the final amended consent decree. We have accrued $18.6 million for future remediation and trust administration costs, with the majority of this amount to be spent over the next several years.
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
     Essentially all of the assets of the Trust were expended by the Trust in connection with the purchase of the insurance coverage, the Finite Funding and related expenses. These actions have been taken to fund remediation and related costs associated with the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries and to protect against additional future costs in excess of our self-insured retention. The original amount of self-insured retention (the amount we must pay before the insurance carrier is obligated to begin payments) was $114.0 million of which $45.0 million has been eroded, leaving a remaining self-insured retention of $69.0 million at the end of the first quarter of 2007. The estimated range of aggregate exposure related only to the remediation costs of such environmental liabilities is approximately $25 million to $45 million. We had accrued $26.3 million at the end of the first quarter of 2007 for remediation costs, which is our best estimate of the contingent liabilities related to these environmental matters. The Finite Funding may be used to pay a portion of the $26.3 million and thus reduces our future cash obligations. Amounts recorded in our Condensed Consolidated Balance Sheets related to Finite Funding were $13.2 million and $13.7 million at the end of the first quarter of 2007 and the end of fiscal year 2006, respectively, and are recorded in “Other assets,” net of $4.2 million recorded in “Other current assets” in each respective period.
     In addition, we had recorded other receivables of $2.6 million and $7.8 million at the end of the first quarter of 2007 and at the end of fiscal year 2006, respectively, for future probable amounts to be received from insurance companies and other responsible parties. These amounts were recorded in “Other assets” in the Condensed Consolidated Balance Sheets as of the end of each respective period. Of this total, no portion of the receivable was reflected as current as of the first quarter of 2007 and at the end of fiscal year 2006.
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
     Discontinued Operations–Product Liability and Toxic Tort Claims. We also have certain indemnification obligations related to product liability and toxic tort claims that might emanate out of the 1988 agreement with Pneumo Abex. Other companies not owned by or associated with us also are responsible to Pneumo Abex for the financial burden of all asbestos product liability claims filed against Pneumo Abex after a certain date in 1998, except for certain claims indemnified by us. The sites and product liability and toxic tort claims included in the aggregate accrued liabilities we have recorded are described more fully in our Annual Report on Form 10-K for the fiscal year 2006. No significant changes in the status of those sites or claims occurred and we were not notified of any significant new sites or claims during the first quarter of 2007.
14. Segment Reporting
     We operate in one industry located in three geographic areas – the U.S., Central Europe and the Caribbean. We operate in 19 states in the U.S. Outside the U.S., we operate in Poland, Hungary, the Czech Republic, Republic of Slovakia, Romania, Puerto Rico, Jamaica, the Bahamas and Trinidad and Tobago. We have distribution rights in Moldova, Estonia, Latvia, Lithuania and Barbados. Net sales and operating income for Ardea are included in the U.S. geographic segment and for QABCL are included in the Central Europe geographic segment since their respective dates of consolidation.
     The following tables present net sales and operating income (loss) of our geographic segments for the first quarter of 2007 and 2006 (in millions):

	First Quarter
	Net Sales		Operating Income (Loss)
	2007	2006	2007	2006
U.S.	$764.9	$728.4	$60.4	$57.7
Central Europe	143.0	68.4	1.0	(11.0)
Caribbean	52.3	51.7	(2.0)	(1.0)

Total	$960.2	$848.5	$59.4	$45.7

15. Related Party Transactions
     We are a licensed producer and distributor of PepsiCo branded carbonated and non-carbonated soft drinks and other non-alcoholic beverages in the U.S., Central Europe and the Caribbean. We operate under exclusive franchise agreements with soft drink concentrate producers, including “master” bottling and fountain syrup agreements with PepsiCo, Inc. (“PepsiCo”) for the manufacture, packaging, sale and distribution of PepsiCo branded products. The franchise agreements exist in perpetuity, with the exception of QABCL, and contain operating and marketing commitments and conditions for termination. As of the end of the first quarter of 2007, PepsiCo beneficially owned approximately 45 percent of PepsiAmericas’ outstanding common stock.
     We purchase concentrate from PepsiCo to be used in the production of PepsiCo branded carbonated soft drinks and other non-alcoholic beverages. PepsiCo also provides us with various forms of bottler incentives (marketing support programs) to promote their brands. These bottler incentives cover a variety of initiatives, including direct marketplace, shared media and advertising support, to support volume and market share growth. There are no conditions or requirements that could result in the repayment of any support payments we have received.
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
     See additional discussion of our related party transactions in our Annual Report on Form 10-K for the fiscal year 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains certain forward-looking statements of expected future developments, as defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this Form 10-Q refer to the expectations regarding continuing operating improvement and other matters. These forward-looking statements reflect our expectations and are based on currently available data; however, actual results are subject to future risks and uncertainties, which could materially affect actual performance. Risks and uncertainties that could affect such performance include, but are not limited to, the following: competition, including product and pricing pressures; changing trends in consumer tastes; changes in our relationship and/or support programs with PepsiCo and other brand owners; market acceptance of new product and package offerings; weather conditions; cost and availability of raw materials; changing legislation; outcomes of environmental claims and litigation; availability of capital including changes in our debt ratings; labor and employee benefit costs; unfavorable interest rate and currency fluctuations; costs of legal proceedings; and general economic, business and political conditions in the countries and territories where we operate. See “Risk Factors” in Item 1A. of our Annual Report on Form 10-K for the fiscal year 2006 for additional information.
     These events and uncertainties are difficult or impossible to predict accurately and many are beyond our control. We assume no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
CRITICAL ACCOUNTING POLICIES
     The preparation of the Condensed Consolidated Financial Statements in conformity with United States generally accepted accounting principles requires management to use estimates. These estimates are made using management’s best judgment and the information available at the time these estimates are made, including the advice of outside experts. For a better understanding of our significant accounting policies used in preparation of the Condensed Consolidated Financial Statements, please refer to our Annual Report on Form 10-K for fiscal year 2006. We focus your attention on the following critical accounting policies:
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
Our identified intangible assets with indefinite lives principally arise from the allocation of the purchase price of businesses acquired and consist primarily of franchise and distribution agreements. Impairment is measured as the amount by which the carrying value of the intangible asset exceeds its estimated fair value. The estimated fair value is generally determined on the basis of discontinued future cash flows.
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
Significant judgment is required in determining our unrecognized tax benefits. We have recorded amounts related to unrecognized tax benefits using management’s best judgment and adjust these liabilities as warranted by changing facts and circumstances. A change in our tax liabilities in any given period could have a significant impact on our results of operations and cash flows for that period.
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

RESULTS OF OPERATIONS
2007 FIRST QUARTER COMPARED WITH 2006 FIRST QUARTER
BUSINESS OVERVIEW
     PepsiAmericas, Inc. (“we”, “our” or “us”) manufactures, distributes, and markets a broad portfolio of beverage products in the U.S., Central Europe and the Caribbean. We sell a variety of brands that we bottle under franchise agreements with various brand owners, the majority with PepsiCo or PepsiCo joint ventures. In some territories, we manufacture, package, sell and distribute our own brands, such as Toma brands in Central Europe. We operate in a significant portion of a 19 state region in the U.S. In Central Europe, we serve Poland, Hungary, the Czech Republic, Republic of Slovakia, and Romania, with distribution rights in Moldova, Estonia, Latvia and Lithuania. In the Caribbean, our territories include Puerto Rico, Jamaica, the Bahamas, and Trinidad and Tobago, with distribution rights in Barbados. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and accompanying Notes in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 30, 2006.
     In the discussions of our results of operations below, the number of bottle and can cases sold is referred to as volume. Constant territory refers to the results of operations excluding acquisitions. Net pricing is net sales divided by the number of cases and gallons sold for our core businesses, which include bottles and cans (including bottle and can volume from vending equipment sales), as well as food service. Changes in net pricing include the impact of sales price (or rate) changes, as well as the impact of foreign currency translation and brand, package and geographic mix. Net pricing and reported volume amounts exclude contract, commissary, and vending (other than bottles and cans) revenue and volume. Contract sales represent sales of manufactured product to other franchise bottlers and typically decline as excess manufacturing capacity is utilized. Net pricing and volume also exclude activity associated with beer and snack food products. Cost of goods sold per unit is the cost of goods sold for our core businesses divided by the related number of cases and gallons sold.
Seasonality
     Our business is seasonal; accordingly, the operating results of any individual quarter may not be indicative of a full year’s operating results.
Items Impacting Comparability
Acquisition
     Quadrant-Amroq Bottling Company Limited (“QABCL”) is a holding company that through its subsidiaries produces, sells and distributes Pepsi and other beverages throughout Romania and also has distribution rights in Moldova. In June 2005, we acquired a 49 percent interest in QABCL for a purchase price of $51.0 million. This initial investment was recorded under the equity method in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and was included in “Other Assets” in the Condensed Consolidated Balance Sheet. We recorded our share of QABCL earnings in “Equity in net earnings of nonconsolidated companies” in the Condensed Consolidated Statement of Income. Equity in net earnings of nonconsolidated companies was $1.2 million in the first quarter of 2006.
     In July 2006, we acquired the remaining 51 percent interest in QABCL for a purchase price of $81.9 million, net of $17.0 million cash received. We acquired $55.4 million of debt as part of the acquisition, of which $51.1 million was repaid in December 2006. QABCL is now a wholly-owned subsidiary which was consolidated in the third quarter of 2006. The increased purchase price for the remainder of QABCL was due to the improved operating performance subsequent to the initial acquisition of our 49 percent minority investment. Due to the timing of the receipt of available financial information from QABCL, we record results on a one-month lag basis.
Special Charges
     In the first quarter of 2007, we recorded special charges of $1.2 million in the U.S. related to our strategic realignment of the U.S. sales organization to further strengthen our customer focused go-to-market strategy. In addition, we recorded special charges of $0.2 million in Central Europe. These special charges were primarily for severance, related benefits and relocation costs.

     In the first quarter of 2006, we recorded special charges of $2.2 million in Central Europe, primarily related to a reduction in the workforce. These special charges were primarily for severance costs and related benefits.
Financial Results
     Net income in the first quarter of 2007 was $20.6 million, or $0.16 per diluted common share, compared to net income of $14.1 million, or $0.11 per diluted common share, in the first quarter of 2006. The acquisition of QABCL had an incremental impact of $0.02 per diluted common share in the first quarter of 2007. Approximately half of that impact was due to favorable foreign currency translation. We also entered into derivative instruments in the first quarter of 2007 to manage the risks associated with variations in the price of diesel fuel. An unrealized gain reflecting the change in the fair value of these instruments had an incremental impact of $0.02 per diluted common share. The remainder of the increase in diluted earnings per share resulted from organic growth in both the U.S. and Central Europe.
     We achieved volume growth and net price increases in both the U.S. and Central European markets. The increases in net pricing offset cost of goods sold increases caused by higher ingredient costs. In the U.S., we continued to show growth in non-carbonated beverages, which accounted for 19 percent of our portfolio during the first quarter of 2007. On a constant territory basis, volume in Central Europe grew 14 percent during the first quarter of 2007 due to growth in both carbonated soft drinks and non-carbonated beverages. QABCL was incremental to growth in volume, net sales and operating income.
2007 Outlook
     In fiscal year 2007, we expect diluted earnings per share to be in the range of $1.33 to $1.37, including an estimated impact of $0.02 to $0.03 for special charges related to the reorganization of our U.S. business. We expect worldwide volume to increase in the range of 5 to 6 percent, and to improve average net selling price by 3 to 4 percent. We expect cost of goods sold per unit to increase approximately 4 percent, and selling, delivery and administrative (“SD&A”) expenses to be higher by 7 to 8 percent compared to fiscal year 2006. Overall, we expect to generate operating income growth of 4 to 7 percent. This growth target is based on operating income that excludes the impact of special charges. The outlook described above includes the full-year impact of the QABCL acquisition, which is expected to contribute 4 to 5 percent growth in volume, lower both net selling price and cost of goods sold per unit by one percentage point, and increase SD&A expenses by 3 percentage points.
RESULTS OF OPERATIONS
     The following is a discussion of our results of operations for the first quarter 2007 compared to the first quarter of 2006.
Volume
     Sales volume growth (declines) for the first quarter of 2007 and 2006 were as follows:

As reported	2007	2006
U.S.	0.6%	(2.0%)
Central Europe	81.1%	2.0%
Caribbean	(6.4%)	4.6%
Worldwide	10.6%	(1.1%)

Constant territory	2007	2006
U.S.	0.6%	(2.0%)
Central Europe	14.0%	2.0%
Caribbean	(6.4%)	4.6%
Worldwide	1.9%	(1.1%)
     In the first quarter of 2007, worldwide volume increased 10.6 percent compared to the prior year first quarter. The increase in volume was primarily due to growth in Central Europe and the impact of the QABCL acquisition.
     In the first quarter of 2007, U.S. volume increased 0.6 percent compared to the first quarter of 2006 due to an increase in non-carbonated beverages volume, product innovation and a lower rate of volume decline for carbonated soft drinks. The non-carbonated beverage category grew 20 percent and was approximately 19 percent of the total volume. The tea category, which grew approximately 60 percent, continues to be a significant contributor to non-carbonated beverage growth. Aquafina volume grew 16 percent in the first quarter of 2007, and although growth was lower than the first quarter of 2006, it was in line with expectations. Innovation, such as Aquafina Alive, contributed to non-carbonated volume growth.
     Carbonated soft drink volume declined 3 percent during the quarter, which was an improvement compared to the 6 percent decline in the first quarter of 2006. Volume declines in both Trademark Pepsi and Trademark Mountain Dew were partly offset by the successful launch of Diet Pepsi Jazz Caramel Cream. Innovations in carbonated soft drinks, including the restaging of Trademark Diet Pepsi and the introduction of Diet Pepsi Max, are anticipated to contribute positively to carbonated soft drink volume during the summer selling season.
     Volume in Central Europe increased 81.1 percent in the first quarter of 2007 compared to the first quarter of 2006. The increase in volume was driven by the incremental contribution of QABCL and constant territory growth of 14.0 percent. Constant territory growth was driven by double-digit growth in carbonated soft drinks, teas, and juices. We continue to expand our portfolio of products and increase our frontline selling and marketing efforts.
     Volume in the Caribbean decreased 6.4 percent in the first quarter of 2007 compared to the same period last year. Volume declines were driven primarily by the softer economic conditions in Puerto Rico and stronger competition in Jamaica and the Bahamas. In addition, tourism was negatively impacted in the Bahamas due to new passport laws in the U.S. Carbonated soft drink volume declined 12 percent, driven mainly by a volume decline for Trademark Pepsi. Non-carbonated beverage growth, led by Malta and Tropicana, partly offset this volume decline.
Net Sales
     Net sales and net pricing statistics for the first quarter of 2007 and 2006 were as follows (dollar amounts in millions):

Net Sales	2007	2006	Change
U.S.	$764.9	$728.4	5.0%
Central Europe	143.0	68.4	109.1%
Caribbean	52.3	51.7	1.2%

Worldwide	$960.2	$848.5	13.2%

Net Pricing Growth (Decline)—as reported	2007	2006
U.S.	3.9%	3.6%
Central Europe	19.2%	(4.6%)
Caribbean	6.8%	5.3%
Worldwide	2.5%	2.8%

Net Pricing Growth (Decline)—constant territory	2007	2006
U.S.	3.9%	3.6%
Central Europe	17.9%	(4.6%)
Caribbean	6.8%	5.3%
Worldwide	4.6%	2.8%
     Net sales increased $111.7 million, or 13.2 percent, to $960.2 million in the first quarter of 2007 compared to $848.5 million the first quarter of 2006. The increase was primarily due to increased worldwide net pricing of 2.5 percent and worldwide volume growth.
     Net sales in the U.S. for the first quarter of 2007 increased $36.5 million, or 5.0 percent, to $764.9 million from $728.4 million in the prior year first quarter. The increase in net sales was primarily due to the 3.9 percent increase in net pricing, driven entirely by rate increases. The impact of package mix on pricing was flat in the quarter and represented an improvement from the previous several quarters. While our single-serve business was essentially flat during the quarter, our take home business improved and the mix of volume within these segments improved.

     Net sales in Central Europe for the first quarter of 2007 increased $74.6 million, or 109.1 percent, to $143.0 million from $68.4 million in the prior year first quarter. The increase was primarily due to the acquisition of QABCL, which contributed approximately 70 percentage points of the increase. The remainder of the increase in net sales was due to an increase in net pricing of 17.9 percent, of which approximately 11 percent was contributed by the favorable impact of foreign currency translation. The remaining increase in net pricing was due to improvements in both rate and mix.
     Net sales in the Caribbean increased $0.6 million, or 1.2 percent in the first quarter of 2007 to $52.3 million from $51.7 million in the prior year first quarter. The increase was a result of an increase in net pricing of 6.8 percent, offset partly by a volume decline of 6.4 percent. The increase in net pricing was due to the mix shift from the multi-serve carbonated soft drink package to single-serve non-carbonated beverages and carbonated soft drinks. In addition, net pricing was impacted by rate increases across most package categories and lower large format volume in Puerto Rico.
Cost of Goods Sold
     Cost of goods sold and cost of goods sold per unit statistics for the first quarter of 2007 and 2006 were as follows (dollar amounts in millions):

Cost of Goods Sold	2007	2006	Change
U.S.	$448.4	$417.8	7.3%
Central Europe	88.0	44.2	99.1%
Caribbean	39.6	38.7	2.3%

Worldwide	$576.0	$500.7	15.0%

Cost of Goods Sold per Unit	2007	2006
Increase (Decrease)—as reported

U.S.	6.1%	5.6%
Central Europe	12.5%	(4.5%)
Caribbean	7.4%	5.6%
Worldwide	4.1%	4.6%

Cost of Goods Sold per Unit	2007	2006
Increase (Decrease)—constant territory

U.S.	6.1%	5.6%
Central Europe	14.1%	(4.5%)
Caribbean	7.4%	5.6%
Worldwide	6.3%	4.6%
     Cost of goods sold increased $75.3 million, or 15.0 percent, to $576.0 million in the first quarter of 2007 from $500.7 million in the prior year first quarter. This increase was driven primarily by the impact of acquisitions, higher ingredient costs and the negative impact of foreign currency translation. The acquisition of QABCL accounted for 5.5 percentage points of the increase in cost of goods sold. Cost of goods sold per unit increased 4.1 percent in the first quarter of 2007 compared to the same period in 2006.
     In the U.S., cost of goods sold increased $30.6 million, or 7.3 percent, to $448.4 million in the first quarter of 2007 from $417.8 million in the prior year first quarter. Cost of goods sold per unit increased 6.1 percent in the U.S., primarily driven by price increases in ingredients.
     In Central Europe, cost of goods sold increased $43.8 million, or 99.1 percent, to $88.0 million in the first quarter of 2007, compared to $44.2 million in the prior year first quarter. Cost of goods sold increased primarily due to the acquisition of QABCL, which contributed approximately 63 percentage points of the increase, volume growth and higher ingredient costs. The unfavorable impact of foreign currency translation contributed approximately 8 percentage points to the increase in cost of goods sold per unit.

     In the Caribbean, cost of goods sold increased $0.9 million, or 2.3 percent, to $39.6 million in the first quarter of 2007, compared to $38.7 million in the first quarter of 2006. The increase was driven by an increase in cost of goods sold per unit of 7.4 percent, mostly offset by a volume decline of 6.4 percent.
Selling, Delivery and Administrative Expenses
     SD&A expenses and SD&A expense statistics for the first quarter of 2007 and 2006 were as follows (dollar amounts in millions):

SD&A Expenses	2007	2006	Change
U.S.	$254.9	$252.9	0.8%
Central Europe	53.8	33.0	63.0%
Caribbean	14.7	14.0	5.0%

Worldwide	$323.4	$299.9	7.8%

SD&A as Percent of Net Sales	2007	2006
U.S.	33.3%	34.7%
Central Europe	37.6%	48.2%
Caribbean	28.1%	27.1%
Worldwide	33.7%	35.3%
     In the first quarter of 2007, SD&A expenses increased $23.5 million, or 7.8 percent, to $323.4 million from $299.9 million in the first quarter of the prior year. As a percentage of net sales, SD&A expenses decreased to 33.7 percent in the first quarter of 2007, compared to 35.3 percent in the prior year first quarter.
     In the U.S., SD&A expenses increased $2.0 million, or 0.8 percent, to $254.9 million in the first quarter of 2007, compared to $252.9 million in the prior year first quarter. As a percentage of net sales, SD&A expenses decreased to 33.3 percent in the first quarter of 2007, due to headcount and fuel cost favorability. This favorability was driven, in part, by a $3.5 million unrealized gain in the fair value of derivative financial instruments. These instruments are used to manage the risks associated with the variability in the market price for forecasted purchases of diesel fuel. We expect this benefit to be offset by higher prices for our diesel fuel purchases during the remainder of fiscal year 2007, which we expect will result in our original cost guidance for fiscal year 2007.
     In Central Europe, SD&A expenses increased $20.8 million, or 63.0 percent, to $53.8 million in the first quarter of 2007 compared to $33.0 million in the prior year first quarter. The acquisition of QABCL contributed approximately 43 percentage points of the increase. The remainder of the increase was due to the unfavorable impact of foreign currency translation and volume growth. As a percentage of net sales, SD&A expenses decreased to 37.6 percent. This was primarily due to the lower overall operating costs contributed by QABCL, which are lower than the other markets in Central Europe.
     In the Caribbean, SD&A expenses increased $0.7 million, or 5.0 percent, to $14.7 million in the first quarter of 2007 from $14.0 million in the prior year first quarter. The increase was due in part to higher outside commissions. SD&A expenses as a percentage of net sales increased to 28.1 percent in the first quarter of 2007 compared to 27.1 percent in the prior year first quarter reflecting the volume declines brought about by the soft economic conditions in Puerto Rico.
Special Charges
     In the first quarter of 2007, we recorded special charges of $1.2 million in the U.S. related to our strategic realignment of the U.S. sales organization to further strengthen our customer focused go-to-market strategy. In addition, we recorded special charges of $0.2 million in Central Europe. These special charges were primarily for severance, related benefits and relocation costs.

Operating Income (Loss)
     Operating income (loss) for the first quarter of 2007 and 2006 was as follows (dollar amounts in millions):

	2007	2006	Change
U.S.	$60.4	$57.7	4.7%
Central Europe	1.0	(11.0)	109.1%
Caribbean	(2.0)	(1.0)	(100.0%)

Worldwide	$59.4	$45.7	30.0%

     Operating income increased $13.7 million, or 30.0 percent, to $59.4 million in the first quarter of 2007, compared to $45.7 million in the prior year first quarter.
     Operating income in the U.S. increased $2.7 million to $60.4 million in the first quarter of 2007. The increase was mainly due to volume and net pricing growth and the unrealized gain from derivative financial instruments, offset partly by higher ingredient costs.
     Operating income in Central Europe increased $12.0 million to $1.0 million in the first quarter of 2007, compared to an operating loss of $11.0 million in the prior year first quarter. This was primarily due to the acquisition of QABCL, which contributed approximately 59 percentage points of growth. The remainder of the growth was primarily due to volume and net pricing growth.
     Operating losses in the Caribbean increased $1.0 million to $2.0 million in the first quarter of 2007. The soft economic environment in Puerto Rico was the primary cause of the increase in operating losses.
Interest Expense and Other Expenses
     Net interest expense increased $2.6 million in the first quarter of 2007 to $25.7 million, compared to $23.1 million in the first quarter of 2006, due primarily to higher interest rates on floating rate debt and higher overall debt levels related to our acquisitions.
     We recorded other expense, net, of $1.2 million in the first quarter of 2007 compared to other expense, net, of $1.8 million reported in the first quarter of 2006. The decrease in other expense, net, was due primarily to foreign currency transaction gains of $0.2 million in the current quarter compared to foreign currency transaction losses of $0.3 million in the previous year’s first quarter.
Income Taxes
     The effective income tax rate, which is income tax expense expressed as a percentage of income before income taxes, was 36.6 percent for the first quarter of 2007, compared to 38.0 percent in the first quarter of 2006. The effective income tax rate decreased due in part to the impact of the mix of our international operations on our rate.
Equity in Net Earnings of Nonconsolidated Companies
     In the second quarter of 2005, we acquired a 49 percent minority interest in QABCL. Equity in net earnings of nonconsolidated companies was $1.2 million in the first quarter of 2006. With the acquisition of the remaining 51 percent, we began fully consolidating the results of QABCL during the third quarter of 2006.
Net Income
     Net income increased $6.5 million to $20.6 million in the first quarter of 2007, compared to $14.1 million in the first quarter of 2006. The discussion of our operating results, included above, explains the increase in net income.

LIQUIDITY AND CAPITAL RESOURCES
     Operating Activities. Net cash provided by operating activities increased by $51.8 million to $66.7 million in the first quarter of 2007, compared to $14.9 million in the first quarter of 2006. This increase can mainly be attributed to the favorable year-over-year impact of the timing of payments to our pension plans and a benefit from changes in primary working capital. We made no contributions to our pension plans during the first quarter of 2007 compared to $10.0 million of contributions in the first quarter of 2006. The benefit in changes in primary working capital was due to improvements in cash flows from all components of primary working capital, which includes accounts receivable, inventory and accounts payable. The improvement in accounts payable was primarily due to the timing of the payment of the first quarter 2007 dividend which will occur in the second quarter of 2007 compared to the prior year when the first quarter dividend was paid in the first quarter.
     Investing Activities. Investing activities in the first quarter of 2007 included capital investments of $60.8 million which were $19.0 million higher than the prior year period primarily due to the timing of capital investments. Spending in the U.S., primarily on fleet and machinery, drove the increase. We anticipate our capital spending to be in the range of $190 million to $200 million in fiscal year 2007, compared to capital investments of $169.3 million for fiscal year 2006.
     Financing Activities. Our total debt increased $48.0 million to $1,751.1 million at the end of the first quarter of 2007, from $1,703.1 million at the end of fiscal year 2006. The increase in commercial paper borrowings described below was primarily for capital expenditures, the funding of maturing debt and general corporate purposes. In the first quarter of 2007, we paid $11.6 million at maturity of the 8.25 percent note due February 2007.
     We utilize revolving credit facilities both in the U.S. and in our international operations to fund short-term financing needs, primarily for working capital. In the U.S., we have an unsecured revolving credit facility under which we can borrow up to an aggregate of $600 million. The facility is for general corporate purposes, including commercial paper backstop. It is our policy to maintain a committed bank facility as backup financing for our commercial paper program. Accordingly, we have a total of $600 million available under our commercial paper program and revolving credit facility combined. We had $214.0 million of commercial paper borrowings at the end of the first quarter of 2007, compared to $164.5 million at the end of fiscal year 2006. Internationally, we had revolving credit facility borrowings of $19.8 million at the end of the first quarter of 2007 compared to $9.2 million at the end of fiscal year 2006.
     During the first quarter of 2007 and 2006, we repurchased 1.9 million and 3.3 million shares, respectively, of our common stock for $41.3 million and $79.1 million, respectively. At the end of the first quarter of 2007 and 2006, $1.6 million and $4.5 million, respectively, of treasury stock purchases were unsettled and recorded in “Other current liabilities” in our Condensed Consolidated Balance Sheets. The issuance of common stock, including treasury shares, for the exercise of stock options resulted in cash inflows of $4.3 million in the first quarter of 2007, compared to $11.0 million in the first quarter of 2006.
     On February 22, 2007, our Board of Directors declared a quarterly dividend of $0.13 per share on PepsiAmericas common stock for the first quarter of 2007. The dividend was payable April 2, 2007 to shareholders of record on March 15, 2007. This dividend was paid in the second quarter of 2007. We paid cash dividends of $15.9 million in the first quarter 2007 related to dividends that were declared in the fourth quarter of 2006, but not paid until 2007. In the first quarter of 2006, we paid cash dividends of $27.7 million which included the fourth quarter 2005 dividend of $11.2 million and the first quarter 2006 dividend of $16.5 million. The fourth quarter 2005 and first quarter 2006 dividends were based on a dividend rate of $0.085 and $0.125 per share, respectively.
     See the Annual Report on Form 10-K for fiscal year 2006 for a summary of our contractual obligations as of the end of fiscal year 2006. There were no significant changes to such contractual obligations in the first quarter of 2007. We believe that our operating cash flows are sufficient to fund our existing operations and contractual obligations for the foreseeable future. In addition, we believe that our operating cash flows, available lines of credit, and the potential for additional debt and equity offerings will provide sufficient resources to fund our future growth and expansion. There are a number of options available to us and we continue to examine the optimal uses of our cash, including reinvesting in our existing business, repurchasing our stock and acquisitions with an appropriate economic return.
     Discontinued operations. We continue to be subject to certain indemnification obligations, net of insurance, under agreements related to previously sold subsidiaries, including indemnification expenses for potential environmental and tort liabilities of these former subsidiaries.

There is significant uncertainty in assessing our potential expenses for complying with our indemnification obligations, as the determination of such amounts is subject to various factors, including possible insurance recoveries and the allocation of liabilities among other potentially responsible and financially viable parties. Accordingly, the ultimate settlement and timing of cash requirements related to such indemnification obligations may vary significantly from the estimates included in our financial statements. At the end of the first quarter of 2007, we had recorded $53.0 million in liabilities for future remediation and other related costs arising out of our indemnification obligations. This amount excludes possible insurance recoveries and is determined on an undiscounted cash flow basis. In addition, we have funded coverage pursuant to an insurance policy (the “Finite Funding”) purchased in fiscal year 2002, which reduces the cash required to be paid by us for certain environmental sites pursuant to our indemnification obligations. The Finite Funding amount recorded was $13.2 million at the end of the first quarter of 2007, of which $4.2 million is expected to be recovered in the next 12 months based on our expenditures, and thus, is included as a current asset.
     During the first quarters of 2007 and 2006, we paid, net of taxes, approximately $1.0 million and $3.7 million, respectively, related to such indemnification obligations, including the offsetting benefit of insurance recovery settlements of $3.6 million and $1.4 million, respectively, on an after-tax basis. We expect to spend approximately $25 million on a pre-tax basis in fiscal year 2007 for remediation and other related costs, excluding possible insurance recoveries (see Note 13 to the Condensed Consolidated Financial Statements for further discussion of discontinued operations and related environmental liabilities).
RELATED PARTY TRANSACTIONS
     We are a licensed producer and distributor of PepsiCo branded carbonated and non-carbonated soft drinks and other non-alcoholic beverages in the U.S., Central Europe and the Caribbean. We operate under exclusive franchise agreements with soft drink concentrate producers, including “master” bottling and fountain syrup agreements with PepsiCo, Inc. (“PepsiCo”) for the manufacture, packaging, sale and distribution of PepsiCo branded products. The franchise agreements exist in perpetuity, except for QABCL, and contain operating and marketing commitments and conditions for termination. As of the end of the first quarter of 2007, PepsiCo beneficially owned approximately 45 percent of PepsiAmericas’ outstanding common stock.
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
     We manufacture and distribute fountain products and provide fountain equipment services to PepsiCo customers in certain territories in accordance with various agreements. There are other products that we produce and/or distribute through various arrangements with PepsiCo or partners of PepsiCo. We also purchase finished beverage products from PepsiCo and certain of its affiliates including tea, concentrate and finished beverage products from a Pepsi/Lipton partnership, as well as finished beverage products from a Pepsi/Starbucks partnership.
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
     See additional discussion of our related party transactions in our Annual Report on Form 10-K for the fiscal year 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are subject to various market risks, including risks from changes in commodity prices, interest rates and currency exchange rates, which are addressed below. In addition, please see Note 9 to the Condensed Consolidated Financial Statements.
Commodity Prices
     We purchase commodity inputs such as aluminum cans, polyethylene terephthalate (“PET”) bottles, natural gas, diesel fuel, unleaded gasoline, high fructose corn syrup, and sugar to be used in our operations. These commodities are subject to price fluctuations that may create price risk. Our ability to recover higher product costs through price increases to customers may be limited due to the competitive pricing environment that exists in the soft drink business. We use derivative financial instruments to hedge price fluctuations for a portion of anticipated purchases of certain commodities used in our operations. We have policies governing the hedging instruments we may use, including a policy to not enter into derivative contracts for speculative or trading purposes. At the end of the first quarter of 2007, we have hedged a portion of our anticipated diesel fuel purchases through December 2007.
Interest Rates
     In the first quarter of 2007, the risk from changes in interest rates was not material to our operations because a significant portion of our debt issues represented fixed rate obligations. At the end of the first quarter of 2007, approximately thirty percent of our debt issues were variable rate obligations. Our floating rate exposure relates to changes in the six-month London Interbank Offered Rank (“LIBOR”) rate and the overnight Federal Funds rate. Assuming consistent levels of floating rate debt with those held at the end of the first quarter of 2007, a 50 basis-point (0.5 percent) change in each of these rates would not have had a significant impact on our first quarter of 2007 interest expense. We had cash equivalents throughout the first quarter of 2007, principally invested in money market funds, which were most closely tied to overnight Federal Funds rates. Assuming a 50 basis-point change in the rate of interest associated with our cash equivalents at the end of the first quarter of 2007, interest income for the first quarter of 2007 would not have changed by a significant amount.
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
     Based on net sales, non-U.S. operations represented approximately 20 percent of our total operations in the first quarter of 2007. Changes in currency exchange rates impact the translation of the non-U.S. operations’ results from their local currencies into U.S. dollars. If the currency exchange rates had changed by ten percent in the first quarter of 2007, we estimate the impact on reported operating income for this period would not have been significant. This estimate reflects the fact that a portion of the non-U.S. operations costs are denominated in U.S. dollars, including concentrate purchases. This estimate does not take into account the possibility that rates can move in opposite directions and that gains in one category may or may not be offset by losses from another category.

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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION
Item 1. Legal Proceedings
     No new material legal proceedings and no material changes to previously reported legal proceedings to be reported for the first quarter of 2007.
Item 1A. Risk Factors
     There have been no changes with respect to the risk factors disclosed in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c). Our share repurchase program activity for each of the three months and the quarter ended March 31, 2007 was as follows:

	Total		Total Number of	Maximum Number
	Number of	Average	Shares Purchased	of Shares that May
	Shares	Price	as Part of Publicly	Yet Be Purchased
	Purchased	Paid per	Announced Plans	Under the Plans or
Period	(1)	Share (2)	or Programs	Programs (3)
December 31, 2006 - January 27, 2007	818,790	$21.34	30,984,290	9,015,710
January 28 - February 24, 2007	531,210	21.87	31,515,500	8,484,500
February 25 – March 31, 2007	567,580	21.60	32,083,080	7,916,920

For the Quarter Ended March 31, 2007	1,917,580	$21.57

(1)	Represents shares purchased in open-market transactions pursuant to our publicly announced repurchase program.

(2)	Includes commissions of $0.02 per share.

(3)	On July 21, 2005, we announced that our Board of Directors authorized the repurchase of 20 million additional shares under a previously authorized repurchase program. This repurchase authorization does not have a scheduled expiration date.
Item 5. Other Information
     (a). Item 8.01. Other Events. On April 26, 2007, our Board of Directors declared a dividend of $0.13 per share on PepsiAmericas common stock. The dividend is payable July 2, 2007 to shareholders of record on June 15, 2007. Our Board of Directors reviews the dividend policy on a quarterly basis.
Item 6. Exhibits
     See “Exhibit Index.”

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEPSIAMERICAS, INC.
Date: May 4, 2007	By:	/s/ ALEXANDER H. WARE
Alexander H. Ware
Executive Vice President and Chief Financial Officer (As Chief Accounting Officer and Duly Authorized Officer of PepsiAmericas, Inc.)

EXHIBIT INDEX
3.1	Restated Certificate of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-64292) filed on June 29, 2001).

3.2	By-Laws, as amended and restated on December 14, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-15019) filed on December 18, 2006).

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.