Form 10-Q
period 2007-06-30
PEPSIAMERICAS INC/IL/
filed 2007-08-03
CIK 1084230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Yes ☐      No ☑
As of July 27, 2007, the Registrant had 128,755,755 outstanding shares of common stock, par value $0.01 per share, the Registrant’s only class of common stock.

PEPSIAMERICAS, INC.
FORM 10-Q
SECOND QUARTER 2007

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PEPSIAMERICAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and in millions, except per share data)

	Second Quarter		First Half
	2007	2006	2007	2006
Net sales	$1,198.9	$1,065.2	$2,159.1	$1,913.7
Cost of goods sold	701.8	635.7	1,277.8	1,136.4

Gross profit	497.1	429.5	881.3	777.3
Selling, delivery and administrative expenses	351.5	305.0	674.9	604.9
Special charges, net	1.4	—	2.8	2.2

Operating income	144.2	124.5	203.6	170.2
Interest expense, net	26.1	24.4	51.8	47.5
Other income (expense), net	4.5	(2.1)	3.3	(3.9)

Income from continuing operations before income taxes and equity in net earnings of nonconsolidated companies	122.6	98.0	155.1	118.8
Income taxes	42.5	37.2	54.4	45.1
Equity in net earnings of nonconsolidated companies	—	4.2	—	5.4

Income from continuing operations	80.1	65.0	100.7	79.1
Loss from discontinued operations, net of tax	2.1	—	2.1	—

Net income	$78.0	$65.0	$98.6	$79.1

Weighted average common shares:
Basic	125.7	127.7	126.0	129.0
Incremental effect of stock options and awards	1.9	1.9	1.8	2.0

Diluted	127.6	129.6	127.8	131.0

Earnings per share:
Basic:
Income from continuing operations	$0.64	$0.51	$0.80	$0.61
Loss from discontinued operations	(0.02)	—	(0.02)	—

Total	$0.62	$0.51	$0.78	$0.61

Diluted:
Income from continuing operations	$0.63	$0.50	$0.79	$0.60
Loss from discontinued operations	(0.02)	—	(0.02)	—

Total	$0.61	$0.50	$0.77	$0.60

Cash dividends declared per share	$0.13	$0.125	$0.26	$0.25
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PEPSIAMERICAS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except per share data)

	End of
	Second	End of
	Quarter	Fiscal Year
	2007	2006
ASSETS:
Current assets:
Cash and cash equivalents	$123.5	$93.1
Receivables, net	352.5	267.1
Inventories:
Raw materials and supplies	108.1	104.2
Finished goods	156.9	128.8

Total inventories	265.0	233.0

Other current assets	100.7	81.9

Total current assets	841.7	675.1

Property and equipment	2,593.6	2,576.4
Accumulated depreciation	(1,427.7)	(1,437.7)

Net property and equipment	1,165.9	1,138.7

Goodwill	1,933.7	2,027.1
Intangible assets, net	406.0	299.9
Other assets	62.9	66.6

Total assets	$4,410.2	$4,207.4

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Short-term debt, including current maturities of long-term debt	$247.8	$212.9
Payables	255.1	189.4
Other current liabilities	317.2	291.5

Total current liabilities	820.1	693.8

Long-term debt	1,489.2	1,490.2
Deferred income taxes	264.2	243.1
Other liabilities	182.3	175.7

Total liabilities	2,755.8	2,602.8

Shareholders’ equity:
Preferred stock ($0.01 par value, 12.5 million shares authorized; no shares issued)	—	—
Common stock ($0.01 par value, 350 million shares authorized; 137.6 million shares issued - 2007 and 2006)	1,278.8	1,283.4
Retained income	591.1	525.4
Accumulated other comprehensive income	39.0	21.7
Treasury stock, at cost (11.9 million shares and 10.6 million shares, respectively)	(254.5)	(225.9)

Total shareholders’ equity	1,654.4	1,604.6

Total liabilities and shareholders’ equity	$4,410.2	$4,207.4

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PEPSIAMERICAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	First Half
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$98.6	$79.1
Loss from discontinued operations	2.1	—

Income from continuing operations	100.7	79.1
Adjustments to reconcile to net cash provided by operating activities of continuing operations:
Depreciation and amortization	97.9	99.1
Deferred income taxes	0.9	(8.9)
Special charges, net	2.8	2.2
Cash outlays related to special charges	(11.2)	(1.7)
Pension contributions	—	(10.0)
Equity in net earnings of nonconsolidated companies	—	(5.4)
Excess tax benefits from shared-based payment arrangements	(3.0)	(5.6)
Gain on sale of non-core property	(10.2)	—
Marketable securities impairment	4.0	—
Other	10.7	15.2
Changes in assets and liabilities, exclusive of acquisitions:
Increase in receivables	(85.5)	(105.8)
Increase in inventories	(31.9)	(32.7)
Increase in payables	52.8	38.3
Net change in other assets and liabilities	30.0	21.2

Net cash provided by operating activities of continuing operations	158.0	85.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(109.4)	(89.2)
Franchises and companies acquired, net of cash acquired	—	(6.6)
Proceeds from sales of property	23.5	3.3

Net cash used in investing activities	(85.9)	(92.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings of short-term debt	46.4	69.8
Proceeds from issuance of long-term debt	—	247.4
Repayment of long-term debt	(11.6)	(134.7)
Treasury stock purchases	(59.4)	(150.7)
Excess tax benefits from share-based payment arrangements	3.0	5.6
Issuance of common stock	17.6	19.5
Cash dividends	(32.2)	(27.9)

Net cash (used in) provided by financing activities	(36.2)	29.0

Net cash used in activities of discontinued operations	(4.3)	(3.6)
Effects of exchange rate changes on cash and cash equivalents	(1.2)	(0.9)

Change in cash and cash equivalents	30.4	17.0
Cash and cash equivalents at beginning of fiscal year	93.1	116.0

Cash and cash equivalents at end of second quarter	$123.5	$133.0

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PEPSIAMERICAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Significant Accounting Policies
     Quarterly reporting. The Condensed Consolidated Financial Statements included herein have been prepared by PepsiAmericas, Inc. (referred to herein as “PepsiAmericas,” “we,” “our” and “us”) without audit. Certain information and disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that the disclosures are adequate to make the information presented not misleading. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year 2006. In the opinion of management, the information furnished herein reflects all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of results for the interim periods presented.
     Fiscal year. Our fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31st. Our 2006 fiscal year contained 52 weeks and ended December 30, 2006. Our second quarter and first half of 2007 and 2006 were based on the thirteen and twenty six-weeks ended June 30, 2007 and July 1, 2006, respectively.
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
     Our business is seasonal with the second and third quarters generating higher sales volumes than the first and fourth quarters. Accordingly, the operating results of any individual quarter may not be indicative of a full year’s operating results.
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
     No options were excluded from the computation of diluted earnings per share because of antidilution. The following restricted stock awards were not included in the computation of diluted earnings per share because they were antidilutive:

	Second Quarter		First Half
	2007	2006	2007	2006
Shares under nonvested restricted stock awards	—	929,256	953,111	929,256
Weighted-average grant date fair value per share	$—	$24.31	$22.11	$24.31
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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” to provide enhanced guidance when using fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other pronouncements require or permit assets or liabilities to be measured by fair value and, while not requiring new fair value measurements, may change current practices. SFAS No. 157 becomes effective at the beginning of fiscal year 2008. We are currently evaluating the impact SFAS No. 157 will have on our Condensed Consolidated Financial Statements.
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
2. Special Charges
     In the first half of 2007, we recorded special charges of $2.6 million in the U.S. related to the strategic realignment of our U.S. sales organization to further strengthen our customer focused go-to-market strategy. In addition, we recorded special charges of $0.2 million in Central Europe, primarily related to a reduction in the workforce. These special charges were primarily for severance, related benefits and relocation costs.
     In the first half of 2006, we recorded special charges of $2.2 million in Central Europe, primarily related to a reduction in the workforce. These special charges were primarily for severance costs and related benefits
     The following table summarizes activity associated with the special charges (in millions):

2007 Charges
Beginning of fiscal year 2007	$11.1
Special charges, net	2.8
Payment of special charges	(11.2)

End of the first half of 2007	$2.7

     The total accrued liabilities remaining at the end of the first half of 2007 were comprised of deferred severance payments, certain employee benefits, and other costs. We expect the remaining special charge liability of $2.7 million to be paid using cash from operations during the next twelve months; accordingly, such amounts are classified as “Other current liabilities” in the Condensed Consolidated Balance Sheet.
3. Interest Expense, Net
     Interest expense, net was comprised of the following (in millions):

	Second Quarter		First Half
	2007	2006	2007	2006
Interest expense	$26.8	$25.8	$53.0	$49.6
Interest income	(0.7)	(1.4)	(1.2)	(2.1)

Interest expense, net	$26.1	$24.4	$51.8	$47.5

4. Income Taxes
     The effective income tax rate, which is income tax expense expressed as a percentage of income before income taxes, was 35.1 percent for the first half of 2007, compared to 38.0 percent in the first half of 2006. The effective tax rate decreased from the prior year due, in part, to the inclusion of Romania results in the first half of 2007. The effective income tax rate was also impacted by the reorganization of the legal entity structure in Central Europe in the second quarter of 2007.
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
     We are subject to U.S. federal income tax, state income tax in multiple state tax jurisdictions, and foreign income tax in our Central Europe and Caribbean tax jurisdictions. We have concluded all U.S. federal income tax examinations for years through 2004. The following table summarizes the years that are subject to examination for each primary jurisdiction:

Jurisdiction	Subject to Examination
Federal	2005-2006
Illinois	1999-2006
Indiana	2003-2006
Iowa	2003-2006
Romania	2002-2006
Poland	2001-2006
Czech Republic	2003-2006
     The amounts recorded for unrecognized tax benefits, interest and penalties did not materially change during the second quarter and first half of 2007.
5. Comprehensive Income
     Comprehensive income was as follows (in millions):

	Second Quarter		First Half
	2007	2006	2007	2006
Net income	$78.0	$65.0	$98.6	$79.1
Foreign currency translation adjustment	14.7	5.0	16.9	8.1
Net unrealized investment and hedging gains (losses)	0.4	0.1	0.4	(3.3)

Comprehensive income	$93.1	$70.1	$115.9	$83.9

     Net unrealized investment and hedging gains (losses) are presented net of income tax expense of $0.2 million and $0.1 million in the second quarter of 2007 and 2006, respectively, and net of income tax expense of $0.2 million and income tax benefit of $2.0 million in the first half of 2007 and 2006, respectively.

6. Goodwill and Intangible Assets
     The changes in the carrying value of goodwill by geographic segment for the first half of 2007 were as follows (in millions):

		Central
	U.S.	Europe	Caribbean	Total
Balance at beginning of fiscal year 2007	$1,825.2	$185.7	$16.2	$2,027.1
Purchase accounting adjustments	(0.4)	(104.3)	—	(104.7)
Foreign currency translation adjustment	—	11.3	—	11.3

Balance at end of first half of 2007	$1,824.8	$92.7	$16.2	$1,933.7

     Intangible asset balances were as follows (in millions):

	End of First	End of Fiscal
	Half 2007	Year 2006
Intangible assets subject to amortization
Gross carrying amount
Franchise and distribution agreements	$3.3	$3.3
Customer relationships and lists	24.0	8.0
Other	2.9	2.9

Total	$30.2	$14.2
Accumulated amortization
Franchise and distribution agreements	$(1.0)	$(0.9)
Customer relationships and lists	(3.5)	(1.3)
Other	(0.7)	(0.6)

Total	$(5.2)	$(2.8)

Intangible assets subject to amortization, net	$25.0	$11.4

Intangible assets not subject to amortization:
Franchise and distribution agreements	$381.0	$288.5

Total intangible assets, net	$406.0	$299.9

     In fiscal year 2006, we acquired the remaining 51 percent interest in Quadrant-Amroq Bottling Company Limited (“QABCL”). The process of valuing the assets, liabilities and intangibles acquired in connection with the QABCL acquisition was completed in the second quarter of 2007 and resulted in an allocation of $67.7 million to goodwill and $108.5 million to other intangibles in Central Europe. We recorded $92.5 million and $16.0 million in franchise and distribution agreements and customer relationships and lists, respectively. Our franchise and distribution agreements with PepsiCo do not expire, and as such, we have assigned an indefinite life to this intangible asset. The customer relationships and lists are being amortized over 8 years
     In the first half of 2006, we acquired Ardea Beverage Co., resulting in an allocation of $7.7 million to goodwill and $2.4 million to other intangibles. The process of valuing the assets, liabilities and intangibles acquired in connection with the Ardea acquisition was completed in the second quarter of 2006.
     Total amortization expense was $2.1 million and $0.3 million in the second quarter of 2007 and 2006, respectively. Total amortization expense was $2.4 million and $0.6 million in the first half of 2007 and 2006, respectively. Current period results included $1.3 million of cumulative amortization expense related to the final QABCL valuation.

7. Acquisitions
     In fiscal year 2005, we acquired 49 percent of the outstanding stock of QABCL for $51.0 million. In fiscal year 2006, we acquired the remaining 51 percent of the outstanding stock of QABCL for $81.9 million, net of $17.0 million cash acquired. We acquired $55.4 million of debt as part of the acquisition, of which $51.1 million was repaid in December 2006. QABCL is a holding company that, through subsidiaries, produces, sells and distributes Pepsi and other beverages throughout Romania with distribution rights in Moldova. The increase in the purchase price for the remainder of QABCL compared to the original investment was due to the improved operating performance subsequent to the initial acquisition of our 49 percent minority interest. Due to the timing of the receipt of available financial information from QABCL, we record results from such operations on a one-month lag basis.
     In fiscal year 2006, we completed the acquisition of Ardea Beverage Co., the maker of the airforce Nutrisoda line of soft drinks, for $6.6 million in cash plus $3.6 million of additional consideration that will be paid over the next three years.
     The results of operations for the acquisitions described above are included in the Condensed Consolidated Statements of Income since their respective dates of acquisition. These acquisitions are not material to our consolidated results of operations; therefore, pro forma financial information is not included in this note.
8. Debt
     In the first half of 2007, we paid $11.6 million at maturity of the 8.25 percent note due February 2007. We had $200.0 million of commercial paper borrowings at the end of the first half of 2007, compared to $164.5 million at the end of fiscal year 2006. The increase in commercial paper borrowings was primarily for capital expenditures, the funding of maturing debt and general corporate purposes.
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
     The following table summarizes the net derivative gains or losses deferred in “Accumulated other comprehensive income” and reclassified to earnings in the first half of 2007 and 2006 (in millions):

	First Half
	2007	2006
Unrealized losses on derivatives at beginning of fiscal year	$(3.3)	$(2.4)
Deferral of net derivative (losses) gains in accumulated other comprehensive income	(0.2)	0.1
Reclassification of net derivative gains (losses) to earnings	0.6	(0.3)

Unrealized losses on derivatives at end of first half	$(2.9)	$(2.6)

     Fair Value Hedges. Periodically, we enter into interest rate swap contracts to convert a portion of our fixed rate debt to floating rate debt, with the objective of reducing overall borrowing costs. We account for these swaps as fair value hedges, since they hedge against the change in fair value of fixed rate debt resulting from fluctuations in interest rates. In the third quarter of 2004, we terminated all outstanding interest rate swap contracts and received $14.4 million for the fair value of the interest rate swap contracts. Amounts included in the cumulative fair value adjustment to long-term debt will be reclassified into earnings commensurate with the recognition of the related interest expense. At the end of the first half of 2007 and the end of fiscal year 2006, the cumulative fair value adjustments to long-term debt were $4.9 million and $6.1 million, respectively.
     Derivatives not Designated as Hedges. In the first half of 2007, we entered into heating oil swap contracts to hedge against volatility in future cash flows on anticipated purchases of diesel fuel. These derivative financial instruments were not designated as hedging instruments, and therefore, we record unrealized gains and losses in the Condensed Consolidated Statement of Income. Realized gains and losses are recorded in cost of goods sold and selling, delivery, and administrative (“SD&A”) expenses, where the associated diesel fuel purchases are recorded. Unrealized gains and losses are recorded in SD&A expenses. During the first half of 2007, $0.5 million and $0.6 million of realized gains were recorded in cost of goods sold and SD&A expenses, respectively, and $3.6 million of unrealized gains were recorded in SD&A expenses.
     Amounts recorded for all derivatives on the Condensed Consolidated Balance Sheets were as follows (in millions):

	End of First	End of Fiscal
	Half of 2007	Year 2006
Unrealized gains:
Commodities	$3.6	$—
Interest rate instruments	6.8	8.2

Unrealized losses:
Commodities	$(0.1)	$(0.6)
Interest rate instruments	(6.3)	(6.8)
10. Pension and Other Postretirement Benefit Plans
     Net periodic pension cost for the second quarter and first half of 2007 and 2006 included the following components (in millions):

	Second Quarter		First Half
	2007	2006	2007	2006
Service cost	$0.8	$0.9	$1.6	$1.9
Interest cost	2.7	2.5	5.3	5.1
Expected return on plan assets	(3.7)	(3.5)	(7.4)	(6.9)
Amortization of prior service cost	—	0.1	0.1	0.1
Amortization of net loss	0.7	1.0	1.4	1.9

Net periodic pension cost	$0.5	$1.0	$1.0	$2.1

     We disclosed in our financial statements for fiscal year 2006 that we expected to contribute $0.7 million to our plans in fiscal year 2007. As of the end of the first half of 2007, we have not made any contributions to the plans; however, we expect the minimum contribution will be made during the remainder of fiscal year 2007. We will continue to evaluate the plans’ funding requirements throughout the balance of fiscal year 2007, and we will fund to levels deemed necessary for the plans.
11. Share-Based Compensation
     In February 2007, we granted 990,278 restricted shares at a weighted-average fair value (at the date of grant) of $22.11 to key members of U.S. and Caribbean management and members of our Board of Directors under our 2000 Stock Incentive Plan (the “Plan”). We recognized compensation expense of $4.5 million and $3.0 million in the second quarter of 2007 and 2006, respectively, and $9.0 million and $6.7 million in the first half of 2007 and 2006, respectively, related to grants made in 2007 and previous years. At the end of the first half of 2007, there were 2,500,539 unvested restricted shares outstanding.
     In February 2007, we granted 83,675 restricted stock units at a weighted average value of $22.11 on the date of grant to key members of our Central Europe management team under the Plan. We recognized compensation expense of $0.7 million and $0.2 million in the second quarter of 2007 and 2006, respectively, and $1.1 million and $0.4 million in the first half of 2007 and 2006, respectively, related to restricted stock unit grants made in 2007 and previous years. At the end of the first half of 2007, there were 227,765 unvested restricted stock units outstanding.

12. Supplemental Cash Flow Information
     Net cash provided by operating activities reflected cash payments and receipts for interest and income taxes as follows (in millions):

	First Half
	2007	2006
Interest paid	$53.1	$51.0
Interest received	1.1	2.1
Income taxes paid, net of refunds	40.5	12.0
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
     In the second quarter of 2007, we recorded a charge of $2.1 million, net of taxes, related to revised estimates for environmental remediation, legal and related administrative costs. At the end of the first half of 2007, we had $50.4 million accrued to cover potential indemnification obligations, compared to $60.3 million recorded at the end of fiscal year 2006. This indemnification obligation includes costs associated with approximately 15 sites in various stages of remediation or negotiations. At the present time, the most significant remaining indemnification obligation is associated with the Willits site, as discussed below, while no other single site has significant estimated remaining costs associated with it. Of the total amount accrued, $26.2 million was classified as a current liability at the end of the second quarter of 2007 and at the end of fiscal year 2006. The amounts exclude possible insurance recoveries and are determined on an undiscounted cash flow basis. The estimated indemnification liabilities include expenses for the investigation and remediation of identified sites, payments to third parties for claims and expenses (including product liability and toxic tort claims), administrative expenses, and the expenses of on-going evaluations and litigation. We expect a significant portion of the accrued liabilities will be resolved during the next 5 years.
     Included in our indemnification obligations is financial exposure related to certain remedial actions required at a facility that manufactured hydraulic and related equipment in Willits, California. Various chemicals and metals contaminate this site. In August 1997, a final consent decree was issued in the case of the People of the State of California and the City of Willits, California v. Remco Hydraulics, Inc. This final consent decree was amended in December 2000 and established a trust (the “Willits Trust”) which is obligated to investigate and clean up this site. We are currently funding the Willits Trust and the investigation and interim remediation costs on a year-to-year basis as required in the final amended consent decree. We have accrued $16.9 million for future remediation and trust administration costs, with the majority of this amount to be spent over the next several years.
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
     Essentially all of the assets of the Trust were expended by the Trust in connection with the purchase of the insurance coverage, the Finite Funding and related expenses. These actions have been taken to fund remediation and related costs associated with the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries and to protect against additional future costs in excess of our self-insured retention. The original amount of self-insured retention (the amount we must pay before the insurance carrier is obligated to begin payments) was $114.0 million of which $46.8 million has been eroded, leaving a remaining self-insured retention of $67.2 million at the end of the second quarter of 2007. The estimated range of aggregate exposure related only to the remediation costs of such environmental liabilities is approximately $25 million to $45 million. We had accrued $25.0 million at the end of the second quarter of 2007 for remediation costs, which is our best estimate of the contingent liabilities related to these environmental matters. The Finite Funding may be used to pay a portion of the $25.0 million and thus reduces our future cash obligations. Amounts recorded in our Condensed Consolidated Balance Sheets related to Finite Funding were $12.4 million and $13.7 million at the end of the second quarter of 2007 and the end of fiscal year 2006, respectively, and are recorded in “Other assets,” net of $4.2 million recorded in “Other current assets” in each respective period.
     In addition, we had recorded other receivables of $2.6 million and $7.8 million at the end of the second quarter of 2007 and at the end of fiscal year 2006, respectively, for future probable amounts to be received from insurance companies and other responsible parties. These amounts were recorded in “Other assets” in the Condensed Consolidated Balance Sheets as of the end of each respective period. Of this total, no portion of the receivable was reflected as current as of the second quarter of 2007 and at the end of fiscal year 2006.
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

     During the second quarter of 2006, the Trustee’s motion to dismiss, in which we had joined, was granted and three counts against us based on the use of Trust funds were dismissed with prejudice, as were all counts against the Trustee, on the grounds that Cooper lacks standing to pursue these counts because it is not a beneficiary under the Trust. We then filed a separate motion to dismiss the remaining counts against us. Our motion was granted during the third quarter of 2006 and all remaining counts against us were dismissed with prejudice. Cooper subsequently filed a notice of appeal with regard to all rulings by the court dismissing the counts against us and the Trustee. The appeal has been fully briefed by all parties and is awaiting scheduling by the appellate court of a date for oral argument.
     Discontinued Operations–Product Liability and Toxic Tort Claims. We also have certain indemnification obligations related to product liability and toxic tort claims that might emanate out of the 1988 agreement with Pneumo Abex. Other companies not owned by or associated with us also are responsible to Pneumo Abex for the financial burden of all asbestos product liability claims filed against Pneumo Abex after a certain date in 1998, except for certain claims indemnified by us. The sites and product liability and toxic tort claims included in the aggregate accrued liabilities we have recorded are described more fully in our Annual Report on Form 10-K for the fiscal year 2006. No significant changes in the status of those sites or claims occurred and we were not notified of any significant new sites or claims during the first half of 2007.
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
     The following tables present net sales and operating income (loss) of our geographic segments for the second quarter and first half of 2007 and 2006 (in millions):

	Second Quarter
	Net Sales		Operating Income
	2007	2006	2007	2006
U.S.	$929.9	$892.1	$113.8	$115.9
Central Europe	207.0	111.9	29.6	7.7
Caribbean	62.0	61.2	0.8	0.9

Total	$1,198.9	$1,065.2	$144.2	$124.5

	First Half
	Net Sales		Operating Income (Loss)
	2007	2006	2007	2006
U.S.	$1,694.8	$1,620.5	$174.2	$173.6
Central Europe	350.0	180.3	30.6	(3.3)
Caribbean	114.3	112.9	(1.2)	(0.1)

Total	$2,159.1	$1,913.7	$203.6	$170.2

15. Related Party Transactions
     We are a licensed producer and distributor of Pepsi branded carbonated and non-carbonated soft drinks and other non-alcoholic beverages in the U.S., Central Europe and the Caribbean. We operate under exclusive franchise agreements with soft drink concentrate producers, including “master” bottling and fountain syrup agreements with PepsiCo, Inc. (“PepsiCo”) for the manufacture, packaging, sale and distribution of Pepsi branded products. The franchise agreements exist in perpetuity and contain operating and marketing commitments and conditions for termination. As of the end of the first half of 2007, PepsiCo beneficially owned approximately 45 percent of PepsiAmericas’ outstanding common stock.

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
16. Subsequent Event
     In the second quarter of 2007, we jointly announced with PepsiCo the acquisition of an 80 percent interest in Sandora, LLC (“Sandora”), the leading juice company in Ukraine. The acquisition of Sandora will be through a joint venture, in which we will hold a 60 percent interest. PepsiCo will hold the remaining 40 percent interest in the joint venture. The purchase price for our interest will be approximately $325 million plus assumed debt. The acquisition is expected to close in the third quarter of 2007 and is subject to regulatory approval in Ukraine. The joint venture expects to acquire the remaining 20 percent interest in Sandora in November 2007.
     In July 2007, we issued $300 million of notes with a coupon rate of 5.75 percent due July 31, 2012. The debt securities are unsecured, senior debt obligations and rank equally with all other unsecured and unsubordinated indebtedness. We intend to use the net proceeds of the sale of the notes to fund the acquisition of Sandora, to repay commercial paper and for other general corporate purposes.

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
Income Taxes. Our effective income tax rate is based on income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. We have established valuation allowances against a portion of the non–U.S. net operating losses and state-related net operating losses to reflect the uncertainty of our ability to fully utilize these benefits given the limited carry forward periods permitted by the various jurisdictions. The evaluation of the realizability of our net operating losses requires the use of considerable management judgment to estimate the future taxable income for the various jurisdictions, for which the ultimate amounts and timing of such estimates may differ. The valuation allowance can also be impacted by changes in the tax regulations.
Significant judgment is required in determining our unrecognized tax benefits and associated contingent liabilities. We have recorded amounts related to unrecognized tax benefits using management’s best judgment and adjust the associated contingent liabilities as warranted by changing facts and circumstances. A change in our tax liabilities in any given period could have a significant impact on our results of operations and cash flows for that period.
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
Seasonality
     Our business is seasonal with the second and third quarters generating higher sales volumes than the first and fourth quarters. Accordingly, the operating results of any individual quarter may not be indicative of a full year’s operating results.
Items Impacting Comparability
Acquisition
     Quadrant-Amroq Bottling Company Limited (“QABCL”) is a holding company, that through its subsidiaries, produces, sells and distributes Pepsi and other beverages throughout Romania and also has distribution rights in Moldova. In June 2005, we acquired a 49 percent interest in QABCL for a purchase price of $51.0 million. This initial investment was recorded under the equity method in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and was included in “Other Assets” in the Condensed Consolidated Balance Sheet. We recorded our share of QABCL earnings in “Equity in net earnings of nonconsolidated companies” in the Condensed Consolidated Statement of Income. Equity in net earnings of nonconsolidated companies was $4.2 million and $5.4 in the second quarter and first half of 2006, respectively.
     In July 2006, we acquired the remaining 51 percent interest in QABCL for a purchase price of $81.9 million, net of $17.0 million cash received. We acquired $55.4 million of debt as part of the acquisition, of which $51.1 million was repaid in December 2006. QABCL is now a wholly-owned subsidiary and was consolidated in the third quarter of 2006. The increased purchase price for the remainder of QABCL was due to the improved operating performance subsequent to the initial acquisition of our 49 percent minority investment. Due to the timing of the receipt of available financial information from QABCL, we record results on a one-month lag basis.
Special Charges
     In the second quarter and first half of 2007, we recorded special charges of $1.4 and $2.6 million, respectively, in the U.S. related to the strategic realignment of our U.S. sales organization to further strengthen our customer focused go-to-market strategy. In addition, we recorded special charges of $0.2 million in Central Europe in the first half of 2007. These special charges were primarily for severance, related benefits and relocation costs.

In the first half of 2006, we recorded special charges of $2.2 million in Central Europe primarily related to a reduction in the workforce. These special charges were primarily for severance costs and related benefits.
Marketable Securities Impairment
     In the second quarter of 2007, we recorded an other-than-temporary impairment loss of $4.0 million related to an equity security that is classified as available-for-sale on our Condensed Consolidated Balance Sheets. The loss was recorded in “Other income (expense), net” on the Condensed Consolidated Statement of Income.
Gain on Sale of Non-Core Property
     In the second quarter of 2007, we recorded a gain of $10.2 million related to the sale of non-core property, which consisted of railcars and locomotives. The gain was recorded in “Other income (expense), net” on the Condensed Consolidated Statement of Income.
Financial Results
     Net income in the second quarter of 2007 was $78.0 million, or $0.61 per diluted common share, compared to net income of $65.0 million, or $0.50 per diluted common share, in the second quarter of 2006. The acquisition of QABCL had an incremental impact of $0.06 per diluted common share in the second quarter of 2007. We recorded a gain on the sale of non-core property, partly offset by the marketable securities impairment and special charges, which had a net impact of $0.03 per diluted common share. The remainder of the increase in diluted earnings per share resulted from organic growth in Central Europe due, in part, to foreign currency translation. This increase was partly offset by the loss from discontinued operations, which had an impact of $0.02 per diluted common share.
     We achieved net price increases in all geographic segments and volume growth in Central Europe in the second quarter of 2007. The increases in net pricing offset cost of goods sold increases caused by higher ingredient costs. In the U.S., we continued to show growth in non-carbonated beverages, which accounted for 22 percent of our sales volume during the second quarter of 2007. On a constant territory basis, volume in Central Europe grew 10.7 percent during the second quarter of 2007 due to growth in both carbonated soft drinks and non-carbonated beverages.
     Net income in the first half of 2007 was $98.6 million, or $0.77 per diluted common share, compared to net income of $79.1 million, or $0.60 per diluted common share, in the first half of 2006. The acquisition of QABCL had an incremental impact of $0.08 per diluted common share in the first half of 2007. We recorded a gain on the sale of non-core property, partly offset by the marketable securities impairment and special charges, which resulted in a net increase of $0.02 per diluted common share. We also entered into derivative instruments in the first half of 2007 to manage the risks associated with variations in the price of diesel fuel. An unrealized gain reflecting the change in the fair value of these instruments had an incremental impact of $0.02 per diluted common share. The remainder of the increase in diluted earnings per share resulted from foreign currency translation and organic growth in both the U.S. and Central Europe. This increase was partly offset by the loss from discontinued operations, which had an impact of $0.02 per diluted common share.
2007 Outlook
     In fiscal year 2007, we expect reported diluted earnings per share to be in the range of $1.56 to $1.60, including an estimated $0.02 to $0.03 dilution from the Sandora acquisition, anticipated special charges of $0.02 to $0.03, as well as the impact from the marketable securities impairment and gain on sale of non-core property.
     We expect worldwide volume to increase in the range of 5 to 6 percent, and to improve average net selling price in the U.S. by 4.5 to 5 percent. We expect cost of goods sold per unit to increase approximately 4 percent, and 5 percent on a constant territory basis. Selling, delivery and administrative (“SD&A”) expenses are expected to be higher by 9 to 10 percent compared to fiscal year 2006, with QABCL contributing approximately 3 percentage points of the increase. Overall, we expect to generate operating income growth of 14 to 17 percent. This growth target is based on operating income that includes approximately 2 percentage points of the favorable impact of special charges. We expect our fiscal year 2007 effective tax rate will be 35.1 percent.

RESULTS OF OPERATIONS
2007 SECOND QUARTER COMPARED WITH 2006 SECOND QUARTER
     The following is a discussion of our results of operations for the second quarter 2007 compared to the second quarter of 2006.
Volume
     Sales volume growth (decline) for the second quarter of 2007 and 2006 was as follows:

As reported	2007	2006
U.S.	(3.3%)	3.6%
Central Europe	56.3%	11.4%
Caribbean	(4.1%)	(4.4%)
Worldwide	6.2%	4.3%

Constant territory	2007	2006
U.S.	(3.3%)	3.6%
Central Europe	10.7%	11.4%
Caribbean	(4.1%)	(4.4%)
Worldwide	(1.1%)	4.3%
     In the second quarter of 2007, worldwide volume increased 6.2 percent compared to the prior year second quarter. The increase in worldwide volume was attributable to volume growth of 56.3 percent in Central Europe, primarily driven by the incremental impact of the QABCL acquisition and constant territory growth.
     Volume in the U.S declined 3.3 percent in the second quarter of 2007 compared to the second quarter of 2006 due, in part, to a carbonated soft drink volume decline of 6 percent. Additionally, we estimate that a shift in the Easter and Fourth of July holiday weeks had a 2 percentage point unfavorable impact on volume during the second quarter of 2007. We continued to shift into the non-carbonated beverage category, which represented 22 percent of our volume mix during the second quarter of 2007. The non-carbonated beverage category, excluding water, grew 23 percent driven by Lipton tea. Aquafina volume declined 4 percent as compared to the second quarter of 2006, which included significant distribution and promotional activity. Single-serve volume grew 1 percent due to the success of the tea category, the restaging of Diet Pepsi and the launch of Diet Pepsi Max and limited time offer products.
     Volume in Central Europe increased 56.3 percent in the second quarter of 2007 compared to the second quarter of 2006, driven by the incremental 45.6 percentage point contribution of QABCL. The remaining volume growth of 10.7 percent in Central Europe was due to 23 percent growth in the non-carbonated beverage category, driven by double-digit growth in the Lipton tea, juice and water categories. Carbonated soft drink volume grew 3 percent due to 4 percent growth in Trademark Pepsi.
     Volume in the Caribbean decreased 4.1 percent in the second quarter of 2007 compared to the same period last year. The volume decline was driven primarily by soft economic conditions in Puerto Rico, partly offset by strong volume growth in Jamaica. Carbonated soft drink volume declined 10 percent, driven mainly by the volume decline of Trademark Pepsi. Non-carbonated beverage growth, led by Malta Polar and Tropicana, partly offset this volume decline.

Net Sales
     Net sales and net pricing statistics for the second quarter of 2007 and 2006 were as follows (dollar amounts in millions):

Net Sales	2007	2006	Change
U.S.	$929.9	$892.1	4.2%
Central Europe	207.0	111.9	85.0%
Caribbean	62.0	61.2	1.3%

Worldwide	$1,198.9	$1,065.2	12.6%

Net Pricing Growth (Decline)—
as reported	2007	2006
U.S.	7.3%	(0.5%)
Central Europe	19.5%	4.7%
Caribbean	5.1%	6.6%
Worldwide	6.0%	0.1%

Net Pricing Growth
(Decline)—constant territory	2007	2006
U.S.	7.3%	(0.5%)
Central Europe	16.5%	4.7%
Caribbean	5.1%	6.6%
Worldwide	7.4%	0.1%
     Net sales increased $133.7 million, or 12.6 percent, to $1,198.9 million in the second quarter of 2007 compared to $1,065.2 million the second quarter of 2006. The increase was driven by worldwide net pricing growth of 6.0 percent, volume growth in Central Europe and the favorable impact of foreign currency translation.
     Net sales in the U.S. for the second quarter of 2007 increased $37.8 million, or 4.2 percent, to $929.9 million from $892.1 million in the prior year second quarter. The increase in net sales was primarily due to a 7.3 percent increase in net pricing, driven primarily by rate increases, partly offset by a volume decline of 3.3 percent. The Easter and Fourth of July holiday shift in the second quarter of 2007 increased the net selling price approximately 1.5 percentage points. Package mix also contributed over 1 percent growth to net pricing due to stronger single-serve package performance and lower take-home water volume.
     Net sales in Central Europe for the second quarter of 2007 increased $95.1 million, or 85.0 percent, to $207.0 million from $111.9 million in the prior year second quarter. The increase was primarily due to the acquisition of QABCL, which contributed approximately 52 percentage points of the increase. The remainder of the increase in net sales was due to volume growth and an increase in net pricing of 16.5 percent. Foreign currency translation contributed 13 percentage points to the increase in net pricing, and the remaining increase was primarily due to an improvement in rate.
     Net sales in the Caribbean increased $0.8 million, or 1.3 percent in the second quarter of 2007 to $62.0 million from $61.2 million in the prior year second quarter. The increase was a result of an increase in net pricing of 5.1 percent, offset partly by a volume decline of 4.1 percent. The increase in net pricing was mainly due to rate increases and growth in the single-serve package.

Cost of Goods Sold
     Cost of goods sold and cost of goods sold per unit statistics for the second quarter of 2007 and 2006 were as follows (dollar amounts in millions):

Cost of Goods Sold	2007	2006	Change
U.S.	$541.1	$524.1	3.2%
Central Europe	114.9	66.1	73.8%
Caribbean	45.8	45.5	0.7%

Worldwide	$701.8	$635.7	10.4%

Cost of Goods Sold per Unit
Increase—as reported	2007	2006
U.S.	5.4%	3.7%
Central Europe	10.3%	4.2%
Caribbean	4.2%	6.6%
Worldwide	3.1%	3.4%

Cost of Goods Sold per Unit
Increase —constant territory	2007	2006
U.S.	5.4%	3.7%
Central Europe	10.2%	4.2%
Caribbean	4.2%	6.6%
Worldwide	5.1%	3.4%
     Cost of goods sold increased $66.1 million, or 10.4 percent, to $701.8 million in the second quarter of 2007 from $635.7 million in the prior year second quarter. This increase was driven primarily by acquisitions, higher ingredient costs and the negative impact of foreign currency translation. Cost of goods sold per unit increased 3.1 percent in the second quarter of 2007 compared to the same period in 2006.
     In the U.S., cost of goods sold increased $17.0 million, or 3.2 percent, to $541.1 million in the second quarter of 2007 from $524.1 million in the prior year second quarter. Cost of goods sold per unit increased 5.4 percent in the U.S., primarily due to higher ingredient costs and a shift to more expensive non-carbonated beverage packages.
     In Central Europe, cost of goods sold increased $48.8 million, or 73.8 percent, to $114.9 million in the second quarter of 2007, compared to $66.1 million in the prior year second quarter. QABCL contributed approximately 44 percentage points of the increase. Constant territory volume growth of 10.7 percent and higher ingredient costs also contributed to the increase of cost of goods sold. The remainder of the increase was due to the unfavorable impact of foreign currency translation, which contributed approximately 8 percentage points to the increase in cost of goods sold per unit.
     In the Caribbean, cost of goods sold increased $0.3 million, or 0.7 percent, to $45.8 million in the second quarter of 2007, compared to $45.5 million in the second quarter of 2006. The increase was mainly driven by an increase in cost of goods sold per unit of 4.2 percent, attributable to increases in the price of ingredients and packaging.

Selling, Delivery and Administrative Expenses
     Selling, delivery and administrative (“SD&A”) expenses and SD&A expense statistics for the second quarter of 2007 and 2006 were as follows (dollar amounts in millions):

SD&A Expenses	2007	2006	Change
U.S.	$273.6	$252.1	8.5%
Central Europe	62.5	38.1	64.0%
Caribbean	15.4	14.8	4.1%

Worldwide	$351.5	$305.0	15.2%

SD&A as Percent of Net Sales	2007	2006
U.S.	29.4%	28.3%
Central Europe	30.2%	34.0%
Caribbean	24.8%	24.2%
Worldwide	29.3%	28.6%
     In the second quarter of 2007, SD&A increased $46.5 million, or 15.2 percent, to $351.5 million from $304.2 million in the comparable period of the previous year. As a percentage of net sales, SD&A expenses increased to 29.3 percent in the second quarter of 2007, compared to 28.6 percent in the prior year second quarter.
     In the U.S., SD&A expenses increased $21.5 million, or 8.5 percent, to $273.6 million in the second quarter of 2007, compared to $252.1 million in the prior year second quarter. As a percentage of net sales, SD&A expenses increased to 29.4 percent in the second quarter of 2007 largely due to higher compensation and benefit costs. Comparisons between periods were impacted by various items in the second quarter of 2006, including a $3.7 million benefit recorded as a result of a change in our estimate of healthcare costs, $5.4 million benefit from lower medical spending partly offset by a fixed asset charge of $4.8 million for marketing and merchandising equipment.
     In Central Europe, SD&A expenses increased $24.4 million in the second quarter of 2007 compared to the prior year second quarter. The acquisition of QABCL contributed approximately 34 percentage points of the increase. The remainder of the increase was due to the unfavorable impact of foreign currency translation and volume growth. As a percentage of net sales, SD&A expenses decreased to 30.2 percent. This was primarily due to the lower overall operating costs of QABCL, which were lower than the other markets in Central Europe.
     In the Caribbean, SD&A expenses increased $0.6 million, or 4.1 percent, to $15.4 million in the second quarter of 2007 from $14.8 million in the prior year second quarter. The increase was due primarily to higher outside commissions. SD&A expenses as a percentage of net sales increased to 24.8 percent in the second quarter of 2007 compared to 24.2 percent in the prior year second quarter.
Special Charges
     In the second quarter of 2007, we recorded special charges of $1.4 million in the U.S. related to the strategic realignment of our U.S. sales organization to further strengthen our customer focused go-to-market strategy. These special charges were primarily for severance, related benefits and relocation costs.
Operating Income
     Operating income for the second quarter of 2007 and 2006 was as follows (dollar amounts in millions):

	2007	2006	Change
U.S.	$113.8	$115.9	(1.8%)
Central Europe	29.6	7.7	284.4%
Caribbean	0.8	0.9	(11.1%)

Worldwide	$144.2	$124.5	15.8%

     Operating income increased $19.7 million, or 15.8 percent, to $144.2 million in the second quarter of 2007, compared to $124.5 million in the prior year second quarter.

     Operating income in the U.S. decreased $2.1 million to $113.8 million in the second quarter of 2007 from $115.9 million in the second quarter of 2006. The decrease was mainly due to lower volume, higher SD&A expenses and special charges, partly offset by net pricing growth.
     Operating income in Central Europe increased $21.9 million to $29.6 million in the second quarter of 2007, compared to $7.7 million in the prior year second quarter. This was primarily due to the acquisition of QABCL, which contributed over half of this increase. The remainder of the growth was primarily due to volume and net pricing growth and the beneficial impact of foreign currency translation.
     Operating income in the Caribbean declined to $0.8 million in the second quarter of 2007, $0.1 million lower than the operating income of $0.9 million in the prior year second quarter. Volume declines and higher cost of goods sold and SD&A expenses contributed to this decline.
Interest Expense and Other Expenses
     Net interest expense increased $1.7 million in the second quarter of 2007 to $26.1 million, compared to $24.4 million in the second quarter of 2006, due primarily to higher interest rates on floating rate debt and higher overall debt levels related to our acquisitions.
     We recorded other income, net, of $4.5 million in the second quarter of 2007 compared to other expense, net, of $2.1 million reported in the second quarter of 2006. The change in other income (expense), net, was due primarily to the $10.2 million gain on the sale of non-core property recorded in the second quarter of 2007. This was partly offset by the $4.0 million other-than-temporary impairment loss related to a marketable security investment.
Income Taxes
     The effective income tax rate, which is income tax expense expressed as a percentage of income before income taxes, was 34.7 percent for the second quarter of 2007, compared to 38.0 percent in the second quarter of 2006. The effective tax rate decreased from the prior year due, in part, to the inclusion of Romania results in the second quarter of 2007. The effective income tax rate was also impacted by a reorganization of the legal entity structure in Central Europe in the second quarter of 2007.
Equity in Net Earnings of Nonconsolidated Companies
     In the second quarter of 2005, we acquired a 49 percent minority interest in QABCL. Equity in net earnings of nonconsolidated companies was $4.2 million in the second quarter of 2006. With the acquisition of the remaining 51 percent, we began fully consolidating the results of QABCL during the third quarter of 2006.
Loss on Discontinued Operations
     In the second quarter of 2007, we recorded a charge of $2.1 million, net of taxes, related to revised estimates for environmental remediation, legal and related administrative costs.
Net Income
     Net income increased $13.0 million to $78.0 million in the second quarter of 2007, compared to $65.0 million in the second quarter of 2006. The discussion of our operating results, included above, explains the increase in net income.

RESULTS OF OPERATIONS
2007 FIRST HALF COMPARED WITH 2006 FIRST HALF
     The following is a discussion of our results of operations for the first half of 2007 compared to the first half of 2006.
Volume
     Sales volume growth (decline) for the first half of 2007 and 2006 was as follows:

As reported	2007	2006
U.S.	(1.6%)	1.1%
Central Europe	65.7%	7.6%
Caribbean	(5.2%)	(0.5%)
Worldwide	8.1%	1.9%

Constant territory	2007	2006
U.S.	(1.6%)	1.1%
Central Europe	12.0%	7.6%
Caribbean	(5.2%)	(0.5%)
Worldwide	0.2%	1.9%
     In the first half of 2007, worldwide volume increased 8.1 percent compared to the prior year. The increase in worldwide volume was attributable to volume growth of 65.7 percent in Central Europe, driven by the incremental impact of the QABCL acquisition and constant territory growth.
     In the first half of 2007, U.S. volume declined 1.6 percent compared to the same period in fiscal year 2006. The decline was driven by a 5 percent decrease in the carbonated soft drink category and a shift in the Fourth of July holiday week. We continued to shift into the non-carbonated beverage category, which represented 21 percent of our volume mix during the first half of 2007. The non-carbonated beverage category, excluding water, grew approximately 23 percent driven primarily by Lipton tea. Aquafina volume grew 3 percent during the first half of 2007. Single-serve volume grew 1 percent due to the success of the restaging of Diet Pepsi and the launch of Diet Pepsi Max and limited time offer products.
     Volume in Central Europe increased 65.7 percent in the first half of 2007 compared to the same period in fiscal year 2006. The increase was primarily due to the acquisition of QABCL, which contributed approximately 54 percentage points of the increase. The remaining growth in Central Europe was due to 19 percent growth in the non-carbonated beverage category, driven by double-digit growth in the Lipton tea, juice and water categories. Carbonated soft drink volume grew 9 percent due to 10 percent growth in Trademark Pepsi.
     Volume in the Caribbean decreased 5.2 percent in the first half of 2007 compared to the same period last year. The volume decline was driven primarily by soft economic conditions in Puerto Rico, partly offset by strong volume growth in Jamaica. Carbonated soft drink volume declined 11 percent, driven mainly by the volume decline of Trademark Pepsi. Non-carbonated beverage growth, led by Malta Polar and Tropicana, partly offset this volume decline.

Net Sales
     Net sales and net pricing statistics for the first half of 2007 and 2006 were as follows (dollar amounts in millions):

Net Sales	2007	2006	Change
U.S.	$1,694.8	$1,620.5	4.6%
Central Europe	350.0	180.3	94.1%
Caribbean	114.3	112.9	1.2%

Worldwide	$2,159.1	$1,913.7	12.8%

Net Pricing Growth—as reported	2007	2006
U.S.	5.7%	1.3%
Central Europe	19.2%	0.9%
Caribbean	5.8%	6.0%
Worldwide	4.5%	1.2%

Net Pricing Growth—constant
territory	2007	2006
U.S.	5.7%	1.3%
Central Europe	17.0%	0.9%
Caribbean	5.8%	6.0%
Worldwide	6.2%	1.2%
     Net sales increased $245.4 million, or 12.8 percent, to $2,159.1 million in the first half of 2007 compared to $1,913.7 million the first half of 2006. The increase was primarily due to worldwide net pricing growth of 4.5 percent, volume growth in Central Europe and the favorable impact of foreign currency translation.
     Net sales in the U.S. for the first half of 2007 increased $74.3 million, or 4.6 percent, to $1,694.8 million from $1,620.5 million in the first half of 2006. The increase in net sales was primarily due to the 5.7 percent increase in net pricing, driven primarily by rate increases, partly offset by a volume decline of 1.6 percent. Package mix also positively contributed to net pricing due to stronger single-serve package performance and lower take-home water volume.
     Net sales in Central Europe for the first half of 2007 increased $169.7 million, or 94.1 percent, to $350.0 million from $180.3 million in the first half of 2006. The increase was primarily due to the acquisition of QABCL, which contributed approximately 64 percentage points of the increase. The remainder of the increase was due to an increase in net pricing of 17.0 percent, of which approximately 12 percent was contributed by the favorable impact of foreign currency translation. The remaining increase in net pricing was mainly due to improvements in both rate and mix.
     Net sales in the Caribbean increased $1.4 million, or 1.2 percent, in the first half of 2007 to $114.3 million from $112.9 million in the prior year first half. The increase was a result of an increase in net pricing of 5.8 percent, offset partly by a volume decline of 5.2 percent. The increase in net pricing was mainly due to rate increases and growth in the single-serve package.

Cost of Goods Sold
     Cost of goods sold and cost of goods sold per unit statistics for the first half of 2007 and 2006 were as follows (dollar amounts in millions):

Cost of Goods Sold	2007	2006	Change
U.S.	$989.5	$941.9	5.1%
Central Europe	202.9	110.3	84.0%
Caribbean	85.4	84.2	1.4%

Worldwide	$1,277.8	$1,136.4	12.4%

Cost of Goods Sold per Unit
Increase	2007	2006
U.S.	5.8%	4.5%
Central Europe	11.3%	0.3%
Caribbean	5.6%	6.1%
Worldwide	3.6%	3.9%

Cost of Goods Sold per Unit
Increase —constant territory	2007	2006
U.S.	5.8%	4.5%
Central Europe	11.8%	0.3%
Caribbean	5.6%	6.1%
Worldwide	5.7%	4.6%
     Cost of goods sold increased $141.4 million, or 12.4 percent, to $1,277.8 million in the first half of 2007 from $1,136.4 million in the first half of 2006. This increase was driven primarily by the impact of acquisitions, higher ingredient costs and the negative impact of foreign currency translation. Cost of goods sold per unit increased 3.6 percent in the first half of 2007 compared to the same period in 2006.
     In the U.S., cost of goods sold increased $47.6 million, or 5.1 percent, to $989.5 million in the first half of 2007 from $941.9 million in the prior year first half. Cost of goods sold per unit increased 5.8 percent in the U.S., due to price increases in ingredient costs and a shift to more expensive non-carbonated beverage packages.
     In Central Europe, cost of goods sold increased $92.6 million, or 84.0 percent, to $202.9 million in the first half of 2007, compared to $110.3 million in the prior year first half. QABCL contributed approximately 52 percentage points of the increase. Constant territory volume growth of 11.8 percent and higher ingredient costs also contributed to the increase of cost of goods sold. The remainder of the increase was due to the unfavorable impact of foreign currency translation, which contributed approximately 8 percentage points to the increase in cost of goods sold per unit.
     In the Caribbean, cost of goods sold increased $1.2 million, or 1.4 percent, to $85.4 million in the first half of 2007, compared to $84.2 million in the first half of 2006. The increase was mainly driven by an increase in cost of goods sold per unit of 5.6 percent, attributable to increases in the price of ingredients and packaging, offset partly by a volume decline of 5.2 percent.

Selling, Delivery and Administrative Expenses
     SD&A expenses and SD&A expense statistics for the first half of 2007 and 2006 were as follows (dollar amounts in millions):

SD&A Expenses	2007	2006	Change
U.S.	$528.5	$505.0	4.7%
Central Europe	116.3	71.1	63.6%
Caribbean	30.1	28.8	4.5%

Worldwide	$674.9	$604.9	11.6%

SD&A as Percent of Net Sales	2007	2006
U.S.	31.2%	31.2%
Central Europe	33.2%	39.4%
Caribbean	26.3%	25.5%
Worldwide	31.3%	31.6%
     In the first half of 2007, SD&A expenses increased $70.0 million, or 11.6 percent, to $674.9 million from $604.9 million in the comparable period of the previous year. As a percentage of net sales, SD&A expenses decreased to 31.3 percent in the first half of 2007, compared to 31.6 percent in the prior year first half.
     In the U.S., SD&A expenses increased $23.5 million, or 4.7 percent, to $528.5 million in the first half of 2007, compared to $505.0 million in the prior year first half. As a percentage of net sales, SD&A expenses were flat in the first half of 2007 compared to the prior year first half. SD&A expenses increased in the first half of 2007 due to higher compensation and benefit costs. Additionally, SD&A expenses in the first half of 2007 included a $3.6 million unrealized gain in the fair value of derivative financial instruments. These instruments are used to manage the risks associated with the variability in the market price for forecasted purchases of diesel fuel. Comparisons between periods were impacted by various items in the first half of 2006, including a $3.7 million benefit recorded as a result of a change in our estimate of healthcare costs, $5.4 million benefit from lower medical spending partly offset by a fixed asset charge of $4.8 million for marketing and merchandising equipment.
     In Central Europe, SD&A expenses increased $45.2 million, or 63.6 percent, to $116.3 million from $71.1 million in the prior year first half. The acquisition of QABCL contributed approximately 38 percentage points of this increase. The remainder of the increase was due to the unfavorable impact of foreign currency translation, volume growth and higher advertising and marketing expenses. As a percentage of net sales, SD&A expenses decreased to 33.2 percent. This was primarily due to the lower overall operating costs contributed by QABCL, which were lower than the other markets in Central Europe.
     In the Caribbean, SD&A expenses increased $1.3 million, or 4.5 percent, to $30.1 million in the first half of 2007 from $28.8 million in the prior year first half. The increase was due, in part, to higher outside commissions. SD&A expense as a percentage of net sales was 26.3 percent in the first half of 2007, an increase from 25.5 percent in the prior year, reflecting the volume decline brought about by the soft economic conditions in Puerto Rico.
Special Charges
     In the first half of 2007, we recorded special charges of $2.6 million in the U.S. related to the strategic realignment of our U.S. sales organization to further strengthen our customer focused go-to-market strategy. In addition, we recorded special charges of $0.2 million in Central Europe. These special charges were primarily for severance, related benefits and relocation costs. In the first half of 2006, we recorded special charges of $2.2 million in Central Europe primarily related to a reduction in the workforce. These special charges were primarily for severance costs and related benefits.

Operating Income (Loss)
     Operating income (loss) for the first half of 2007 and 2006 was as follows (dollar amounts in millions):

	2007	2006	Change
U.S.	$174.2	$173.6	0.3%
Central Europe	30.6	(3.3)	*
Caribbean	(1.2)	(0.1)	*

Worldwide	$203.6	$170.2	19.6%

*	Percentage change not meaningful
     Operating income increased $33.4 million, or 19.6 percent, to $203.6 million in the first half of 2007, compared to $170.2 million in the prior year first half.
     Operating income in the U.S. increased $0.6 million to $174.2 million in the first half of 2007. The increase was due to higher net pricing partly offset by volume declines and higher SD&A expenses.
     Operating income in Central Europe increased $33.9 million to $30.6 million in the first half of 2007, compared to an operating loss of $3.3 million in the prior year first half. This was primarily due to the acquisition of QABCL, which contributed approximately two-thirds of this growth. The remainder of the growth was primarily due to volume and net pricing growth and the beneficial impact of foreign currency translation.
     Operating losses in the Caribbean increased $1.1 million to $1.2 million in the first half of 2007. The soft economic environment in Puerto Rico was the primary cause of the increase in operating losses.
Interest Expense and Other Expenses
     Net interest expense increased $4.3 million in the first half of 2007 to $51.8 million, compared to $47.5 million in the first half of 2006, due primarily to higher interest rates on floating rate debt and higher overall debt levels related to our acquisitions.
     We recorded other income, net, of $3.3 million in the first half of 2007 compared to other expense, net, of $3.9 million reported in the first half of 2006. The change in other income (expense), net, was due primarily to a $10.2 million gain on the sale of non-core property and foreign currency transaction gains of $1.0 million recorded in the first half of 2007. This was partly offset by the $4.0 million other-than-temporary impairment loss related to a marketable security investment.
Income Taxes
     The effective income tax rate, which is income tax expense expressed as a percentage of income before income taxes, was 35.1 percent for the first half of 2007, compared to 38.0 percent in the first half of 2006. The effective tax rate decreased from the prior year due, in part, to the inclusion of Romania results in the first half of 2007. The effective income tax rate was also impacted by a reorganization of the legal entity structure in Central Europe in the second quarter of 2007.
Equity in Net Earnings of Nonconsolidated Companies
     In the second quarter of 2005, we acquired a 49 percent minority interest in QABCL. Equity in net earnings of nonconsolidated companies was $5.4 million in the first half of 2006. With the acquisition of the remaining 51 percent, we began fully consolidating the results of QABCL during the third quarter of 2006.
Loss on Discontinued Operations
     In the first half of 2007, we recorded a charge of $2.1 million, net of taxes, related to revised estimates for environmental remediation, legal and related administrative costs.

Net Income
     Net income increased $19.5 million to $98.6 million in the first half of 2007, compared to $79.1 million in the first half of 2006. The discussion of our operating results, included above, explains the increase in net income.
LIQUIDITY AND CAPITAL RESOURCES
     Operating Activities. Net cash provided by operating activities increased by $73.0 million to $158.0 million in the first half of 2007, compared to $85.0 million in the first half of 2006. This increase can mainly be attributed to the favorable year-over-year benefit from changes in primary working capital, the favorable impact of the timing of payments to our pension plans, and a benefit in other current liabilities. We made no contributions to our pension plans during the first half of 2007 compared to $10.0 million of contributions in the first half of 2006. The benefit in changes in primary working capital was due to improvements in cash flows from all components of primary working capital, which includes accounts receivable, inventory and accounts payable. The improvement in other current liabilities was mainly due to higher compensation and benefit costs.
     Investing Activities. Investing activities in the first half of 2007 included capital investments of $109.4 million, which were $20.2 million higher than the prior year period primarily due higher capital spending on machinery and coolers in the U.S. and Central Europe. We anticipate our capital spending to be in the range of $200 million to $215 million in fiscal year 2007, compared to capital investments of $169.3 million for fiscal year 2006.
     Proceeds from the sale of property in the first half of 2007 were $23.5 million compared to $3.3 million in the first half of 2006. In the first half of 2007, we received $20.7 million of proceeds related to the sale of non-core property, which consisted of railcars and locomotives.
     In the second quarter of 2007, we jointly announced with PepsiCo the acquisition of an 80 percent interest in Sandora, LLC (“Sandora”), the leading juice company in Ukraine. The acquisition of Sandora will be through a joint venture, in which we will hold a 60 percent interest. PepsiCo will hold the remaining 40 percent interest in the joint venture. The purchase price for our interest will be approximately $325 million plus assumed debt. The acquisition is expected to close in the third quarter of 2007 and is subject to regulatory approval in Ukraine. The joint venture expects to acquire the remaining 20 percent interest in Sandora in November 2007.
     Financing Activities. Our total debt increased $33.9 million to $1,737.0 million at the end of the second quarter of 2007, from $1,703.1 million at the end of fiscal year 2006. The increase in commercial paper borrowings described below was primarily for capital expenditures and general corporate purposes. In the first half of 2007, we paid $11.6 million at maturity of the 8.25 percent note due February 2007.
     In July 2007, we issued $300 million of notes with a coupon rate of 5.75 percent due July 31, 2012. The debt securities are unsecured, senior debt obligations and rank equally with all other unsecured and unsubordinated indebtedness. We intend to use the net proceeds of the sale of the notes to fund the acquisition of Sandora, to repay commercial paper and for other general corporate purposes.
     We utilize revolving credit facilities both in the U.S. and in our international operations to fund short-term financing needs, primarily for working capital. In the U.S., we have an unsecured revolving credit facility under which we can borrow up to an aggregate of $600 million. The facility is for general corporate purposes, including commercial paper backstop. It is our policy to maintain a committed bank facility as backup financing for our commercial paper program. Accordingly, we have a total of $600 million available under our commercial paper program and revolving credit facility combined. We had $200.0 million of commercial paper borrowings at the end of the first half of 2007, compared to $164.5 million at the end of fiscal year 2006. Internationally, we had revolving credit facility borrowings of $20.2 million at the end of the first half of 2007 compared to $9.2 million at the end of fiscal year 2006.
     During the first half of 2007 and 2006, we repurchased 2.7 million and 6.3 million shares, respectively, of our common stock for $59.4 million and $150.7 million, respectively. The issuance of common stock, including treasury shares, for the exercise of stock options resulted in cash inflows of $17.6 million in the first half of 2007, compared to $19.5 million in the first half of 2006.
     On April 26, 2007, our Board of Directors declared a quarterly dividend of $0.13 per share on PepsiAmericas common stock for the second quarter of 2007. The dividend was payable July 2, 2007 to shareholders of record on June 15, 2007. This dividend was paid in the third quarter of 2007. We paid cash dividends of $16.3 million in the first half 2007 based on this cash dividend rate. We also paid $15.9 million in the first quarter of 2007 related to dividends that were declared in the fourth quarter of 2006, but not paid until 2007. In the first half of 2006, we paid cash dividends of $27.9 million which included the fourth quarter 2005 dividend of $11.2 million and the first quarter 2006 dividend of $16.7 million. The fourth quarter 2005 and first quarter 2006 dividends were based on a dividend rate of $0.085 and $0.125 per share, respectively.
     See the Annual Report on Form 10-K for fiscal year 2006 for a summary of our contractual obligations as of the end of fiscal year 2006. There were no significant changes to such contractual obligations in the first half of 2007. We believe that our operating cash flows are sufficient to fund our existing operations and contractual obligations for the foreseeable future. In addition, we believe that our operating cash flows, available lines of credit, and the potential for additional debt and equity offerings will provide sufficient resources to fund our future growth and expansion. There are a number of options available to us and we continue to examine the optimal uses of our cash, including reinvesting in our existing business, repurchasing our stock and acquisitions with an appropriate economic return.
     Discontinued operations. We continue to be subject to certain indemnification obligations, net of insurance, under agreements related to previously sold subsidiaries, including indemnification expenses for potential environmental and tort liabilities of these former subsidiaries. There is significant uncertainty in assessing our potential expenses for complying with our indemnification obligations, as the determination of such amounts is subject to various factors, including possible insurance recoveries and the allocation of liabilities among other potentially responsible and financially viable parties. Accordingly, the ultimate settlement and timing of cash requirements related to such indemnification obligations may vary significantly from the estimates included in our financial statements. At the end of the second quarter of 2007, we had recorded $50.4 million in liabilities for future remediation and other related costs arising out of our indemnification obligations. This amount excludes possible insurance recoveries and is determined on an undiscounted cash flow basis. In addition, we have funded coverage pursuant to an insurance policy (the “Finite Funding”) purchased in fiscal year 2002, which reduces the cash required to be paid by us for certain environmental sites pursuant to our indemnification obligations. The Finite Funding amount recorded was $12.4 million at the end of the second quarter of 2007, of which $4.2 million is expected to be recovered in the next 12 months based on our expenditures, and thus, is included as a current asset.
     During the first half of 2007 and 2006, we paid, net of taxes, approximately $4.3 million and $3.6 million, respectively, related to such indemnification obligations, including the offsetting benefit of insurance recovery settlements of $4.3 million and $4.8 million, respectively, on an after-tax basis. We expect to spend approximately $25 million on a pre-tax basis in fiscal year 2007 for remediation and other related costs, excluding possible insurance recoveries and the benefit of income taxes (see Note 13 to the Condensed Consolidated Financial Statements for further discussion of discontinued operations and related environmental liabilities).
RELATED PARTY TRANSACTIONS
     We are a licensed producer and distributor of Pepsi branded carbonated and non-carbonated soft drinks and other non-alcoholic beverages in the U.S., Central Europe and the Caribbean. We operate under exclusive franchise agreements with soft drink concentrate producers, including “master” bottling and fountain syrup agreements with PepsiCo, Inc. for the manufacture, packaging, sale and distribution of Pepsi branded products. The franchise agreements exist in perpetuity and contain operating and marketing commitments and conditions for termination. As of the end of the first half of 2007, PepsiCo beneficially owned approximately 45 percent of PepsiAmericas’ outstanding common stock.
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
Commodity Prices
     We purchase commodity inputs such as aluminum cans, polyethylene terephthalate (“PET”) bottles, natural gas, diesel fuel, unleaded gasoline, high fructose corn syrup, and sugar to be used in our operations. These commodities are subject to price fluctuations that may create price risk. Our ability to recover higher product costs through price increases to customers may be limited due to the competitive pricing environment that exists in the soft drink business. We use derivative financial instruments to hedge price fluctuations for a portion of anticipated purchases of certain commodities used in our operations. We have policies governing the hedging instruments we may use, including a policy to not enter into derivative contracts for speculative or trading purposes. At the end of the first half of 2007, we have economically hedged a portion of our anticipated diesel fuel purchases through December 2007.
Interest Rates
     In the first half of 2007, the risk from changes in interest rates was not material to our operations because a significant portion of our debt issues represented fixed rate obligations. At the end of the first half of 2007, approximately twenty percent of our debt issues were variable rate obligations. Our floating rate exposure relates to changes in the six-month London Interbank Offered Rate (“LIBOR”) rate and the federal funds rate. Assuming consistent levels of floating rate debt with those held at the end of the first half of 2007, a 50 basis-point (0.5 percent) change in each of these rates would not have had a significant impact on our second quarter and first half of 2007 interest expense. We had cash equivalents throughout the first half of 2007, principally invested in money market funds, which were most closely tied to overnight Federal Funds rates. Assuming a 50 basis-point change in the rate of interest associated with our cash equivalents at the end of the first half of 2007, interest income for the second quarter and first half of 2007 would not have changed by a significant amount.
Currency Exchange Rates
     Because we operate in non-U.S. franchise territories, we are subject to risk resulting from changes in currency exchange rates. Currency exchange rates are influenced by a variety of economic factors including local inflation, growth, interest rates and governmental actions, as well as other factors. Any positive cash flows generated have been reinvested in operations, excluding repayments of intercompany loans from the manufacturing operations in Poland and the Czech Republic.
     Based on net sales, non-U.S. operations represented approximately 22 percent of our total operations in the second quarter and first half of 2007. Changes in currency exchange rates impact the translation of the non-U.S. operations’ results from their local currencies into U.S. dollars. If the currency exchange rates had changed by ten percent in the second quarter and first half of 2007, we estimate the impact on reported operating income for those periods would have been $3.4 million and $3.5 million, respectively. Our estimate reflects the fact that a portion of the non-U.S. operations costs are denominated in U.S. dollars, including concentrate purchases. This estimate does not take into account the possibility that rates can move in opposite directions and that gains in one category may or may not be offset by losses from another category.

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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     No new material legal proceedings and no material changes to previously reported legal proceedings to be reported for the second quarter of 2007.
Item 1A. Risk Factors
     There have been no material changes with respect to the risk factors disclosed in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Our share repurchase program activity for each of the three months and the quarter ended June 30, 2007 was as follows:

	Total		Total Number of	Maximum Number
	Number of	Average	Shares Purchased	of Shares that May
	Shares	Price	as Part of Publicly	Yet Be Purchased
	Purchased	Paid per	Announced Plans	Under the Plans or
Period	(1)	Share (2)	or Programs	Programs (3)
April 1 - April 28, 2007	457,300	$23.31	32,540,380	7,459,620
April 29 - May 26, 2007	300,120	24.48	32,840,500	7,159,500
May 27 – June 30, 2007	—	—	32,840,500	7,159,500

For the Quarter Ended June 30, 2007	757,420	$23.77

(1)	Represents shares purchased in open-market transactions pursuant to our publicly announced repurchase program.

(2)	Includes commissions of $0.02 per share.

(3)	On July 21, 2005, we announced that our Board of Directors authorized the repurchase of 20 million additional shares under a previously authorized repurchase program. This repurchase authorization does not have a scheduled expiration date.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	We held our Annual Meeting of Shareholders on April 26, 2007.

(b)	Election of Directors

The following persons, who together constitute all of the members of our Board of Directors, were elected at the Annual Meeting of Shareholders to serve as directors for the ensuing year:

Herbert M. Baum	Jarobin Gilbert, Jr.
Richard G. Cline	James R. Kackley
Michael J. Corliss	Matthew M. McKenna
Pierre S. du Pont	Robert C. Pohlad
Archie R. Dykes	Deborah E. Powell

(c) Matters Voted Upon
Proposal 1: Election of Directors
     The following votes were recorded with respect to this proposal:

	Votes For	Votes Against	Abstention
Herbert M. Baum	116,046,946	1,090,056	99,392
Richard G. Cline	116,140,887	1,015,604	79,903
Michael J. Corliss	116,996,538	143,780	96,076
Pierre S. du Pont	116,128,356	1,011,543	96,495
Archie R. Dykes	116,095,987	1,042,396	98,011
Jarobin Gilbert, Jr.	116,956,529	1,187,383	92,482
James R. Kackley	116,994,905	142,984	98,505
Matthew M. McKenna	116,211,060	927,982	97,352
Robert C. Pohlad	116,113,460	1,025,961	96,973
Deborah E. Powell	118,981,541	159,575	95,278
Proposal 2: Ratification of Appointment of Independent Registered Public Accountants
The following votes were recorded with respect to the ratification of the appointment of KPMG LLP as independent registered public accountants to audit our financial statements for fiscal year 2007:

Votes for	116,670,762
Votes against	489,100
Votes abstaining	76,532
Broker non-votes	—
(d)	Not applicable.
Item 5. Other Information
(a)	Item 8.01. Other Events. On July 26, 2007, our Board of Directors declared a dividend of $0.13 per share on PepsiAmericas common stock. The dividend is payable October 1, 2007 to shareholders of record on September 14, 2007. Our Board of Directors reviews the dividend policy on a quarterly basis.
Item 6. Exhibits
     See “Exhibit Index.”

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEPSIAMERICAS, INC.
Date: August 3, 2007	By:	/s/ ALEXANDER H. WARE
Alexander H. Ware
Executive Vice President and Chief Financial Officer (As Principal Financial Officer, Chief Accounting Officer and Duly Authorized Officer of PepsiAmericas, Inc.)

EXHIBIT INDEX
3.1	Restated Certificate of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-64292) filed on June 29, 2001).

3.2	By-Laws, as amended and restated on December 14, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-15019) filed on December 18, 2006).

10.1	Stock Purchase Agreement by and among PepsiAmericas, Inc., PepsiCo, Inc., Igor Yevgenovych Bezzub, and Raimondas Tumenas dated as of June 7, 2007.

10.2	Stock Purchase Agreement by and among PepsiAmericas, Inc., PepsiCo, Sergiy Oleksandrovych Sypko, Olena Mykhailivna Sypko, Oleksiy Sergiyovich Sypko and Andriy Serviyovich Sypko dated as of June 7, 2007.

10.3	Put and Call Option Agreement by and among PepsiAmericas, Inc., PepsiCo, Inc., Marina Bezzub and Agne Tumenaite dated as of June 7, 2007.

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.