Form 10-Q
period 2007-09-29
PEPSIAMERICAS INC/IL/
filed 2007-11-01
CIK 1084230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007

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
Yes ☐   No ☑
As of October 26, 2007, the Registrant had 130,182,449 outstanding shares of common stock, par value $0.01 per share, the Registrant’s only class of common stock.

PEPSIAMERICAS, INC.
FORM 10-Q
THIRD QUARTER 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
PEPSIAMERICAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and in millions, except per share data)

	Third Quarter		First Nine Months
	2007	2006	2007	2006
Net sales	$1,183.1	$1,064.2	$3,342.2	$2,977.9
Cost of goods sold	699.2	630.6	1,977.0	1,767.0

Gross profit	483.9	433.6	1,365.2	1,210.9
Selling, delivery and administrative expenses	342.6	323.6	1,017.5	928.5
Special charges	1.3	—	4.1	2.2

Operating income	140.0	110.0	343.6	280.2
Interest expense, net	27.3	27.0	79.1	74.5
Other (expense) income, net	(1.5)	(0.1)	1.4	(4.1)

Income from continuing operations before income taxes, minority interest, and equity in net earnings of nonconsolidated companies	111.2	82.9	265.9	201.6
Income taxes	39.0	30.0	93.4	75.1
Minority interest	(0.7)	—	(0.3)	0.1
Equity in net earnings of nonconsolidated companies	—	0.2	—	5.6

Income from continuing operations	71.5	53.1	172.2	132.2
Loss from discontinued operations, net of tax	—	—	2.1	—

Net income	$71.5	$53.1	$170.1	$132.2

Weighted average common shares:
Basic	126.6	126.6	126.1	128.2
Incremental effect of stock options and awards	2.4	1.8	2.3	2.0

Diluted	129.0	128.4	128.4	130.2

Earnings per share:
Basic:
Income from continuing operations	$0.56	$0.42	$1.37	$1.03
Loss from discontinued operations	—	—	(0.02)	—

Total	$0.56	$0.42	$1.35	$1.03

Diluted:
Income from continuing operations	$0.55	$0.41	$1.34	$1.02
Loss from discontinued operations	—	—	(0.02)	—

Total	$0.55	$0.41	$1.32	$1.02

Cash dividends declared per share	$0.13	$0.125	$0.39	$0.375
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PEPSIAMERICAS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except per share data)

	End of
	Third	End of
	Quarter	Fiscal Year
	2007	2006
ASSETS:
Current assets:
Cash and cash equivalents	$172.6	$93.1
Receivables, net	322.6	267.1
Inventories:
Raw materials and supplies	126.6	104.2
Finished goods	152.9	128.8

Total inventories	279.5	233.0

Other current assets	107.3	81.9

Total current assets	882.0	675.1

Property and equipment	2,718.1	2,576.4
Accumulated depreciation	(1,464.8)	(1,437.7)

Net property and equipment	1,253.3	1,138.7

Goodwill	2,418.3	2,027.1
Intangible assets, net	407.1	299.9
Other assets	68.0	66.6

Total assets	$5,028.7	$4,207.4

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Short-term debt, including current maturities of long-term debt	$192.5	$212.9
Payables	217.8	189.4
Other current liabilities	327.8	291.5

Total current liabilities	738.1	693.8

Long-term debt	1,841.1	1,490.2
Deferred income taxes	256.1	243.1
Minority interest	235.4	0.1
Other liabilities	185.2	175.6

Total liabilities	3,255.9	2,602.8

Shareholders’ equity:
Preferred stock ($0.01 par value, 12.5 million shares authorized; no shares issued)	—	—
Common stock ($0.01 par value, 350 million shares authorized; 137.6 million shares issued - 2007 and 2006)	1,284.7	1,283.4
Retained income	645.8	525.4
Accumulated other comprehensive income	58.9	21.7
Treasury stock, at cost (10.1 million shares and 10.6 million shares, respectively)	(216.6)	(225.9)

Total shareholders’ equity	1,772.8	1,604.6

Total liabilities and shareholders’ equity	$5,028.7	$4,207.4

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PEPSIAMERICAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	First Nine Months
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$170.1	$132.2
Loss from discontinued operations	(2.1)	—

Income from continuing operations	172.2	132.2
Adjustments to reconcile to net cash provided by operating activities of continuing operations:
Depreciation and amortization	145.5	146.2
Deferred income taxes	(0.9)	3.5
Special charges	4.1	2.2
Cash outlays related to special charges	(12.5)	(2.0)
Pension contributions	(0.7)	(10.0)
Equity in net earnings of nonconsolidated companies	—	(5.6)
Excess tax benefits from share-based payment arrangements	(9.2)	(6.4)
Gain on sale of non-core property	(10.2)	—
Gain on sale of investment	—	(0.9)
Marketable securities impairment	4.0	—
Other	21.7	14.8
Changes in assets and liabilities, exclusive of acquisitions:
Increase in receivables	(19.9)	(62.7)
Increase in inventories	(11.9)	(25.0)
Increase in payables	10.9	6.2
Net change in other assets and liabilities	35.4	34.5

Net cash provided by operating activities of continuing operations	328.5	227.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(143.3)	(127.7)
Franchises and companies acquired, net of cash acquired	(543.9)	(88.5)
Purchase of equity investment	(2.3)	—
Proceeds from sales of property	27.8	6.8
Proceeds from sales of investment	—	0.9

Net cash used in investing activities	(661.7)	(208.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings of short-term debt	(2.0)	84.6
Proceeds from issuance of long-term debt	298.2	247.4
Repayment of long-term debt	(38.9)	(134.7)
Contribution from joint venture minority shareholder	216.8	—
Treasury stock purchases	(59.4)	(150.7)
Excess tax benefits from share-based payment arrangements	9.2	6.4
Issuance of common stock	48.2	23.0
Cash dividends	(48.6)	(43.3)

Net cash provided by financing activities	423.5	32.7

Net operating cash flows used in discontinued operations	(7.5)	(11.5)
Effects of exchange rate changes on cash and cash equivalents	(3.3)	(1.3)

Change in cash and cash equivalents	79.5	38.4
Cash and cash equivalents at beginning of fiscal year	93.1	116.0

Cash and cash equivalents at end of third quarter	$172.6	$154.4

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
     Fiscal year. Our fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31st. Our 2006 fiscal year contained 52 weeks and ended December 30, 2006. Our third quarter and first nine months of 2007 and 2006 were based on the thirteen and thirty-nine weeks ended September 29, 2007 and September 30, 2006, respectively.
     Beginning in fiscal year 2007, our Caribbean operations aligned their reporting calendar with our U.S. operations. Previously, our Caribbean operations fiscal years ended on December 31. Our U.S. operations report using a fiscal year that consists of 52 or 53 weeks ending on the Saturday closest to December 31. The change to the Caribbean fiscal year was not material to our Condensed Consolidated Financial Statements. Our Central Europe operations fiscal year ends on December 31 and therefore are not impacted by the 53rd week.
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
     The following options and restricted stock awards were not included in the computation of diluted earnings per share because they were antidilutive:

	Third Quarter		First Nine Months
	2007	2006	2007	2006
Shares under options outstanding	—	1,338,700	—	—
Weighted-average exercise price per share	$—	$22.63	$—	$—

Shares under nonvested restricted stock awards	—	—	—	941,956
Weighted-average grant date fair value per share	$—	$—	$—	$24.31
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
     We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”) at the beginning of fiscal year 2007. FIN 48 provides guidance regarding the financial statement recognition and measurement of a tax position either taken or expected to be taken in a tax return. It requires the recognition of a tax position if it is more likely than not that the position would be sustained during an examination based on the technical merits of the position. See Note 4 below for additional information, including the effects of adoption on our Condensed Consolidated Balance Sheet.
2. Special Charges
     In the third quarter and the first nine months of 2007, we recorded special charges of $1.3 million and $3.9 million, respectively, in the U.S. related to the strategic realignment of our U.S. sales organization to further strengthen our customer focused go-to-market strategy. In addition, during the first nine months of 2007 we recorded special charges of $0.2 million in Central Europe, primarily related to a reduction in workforce. These special charges were primarily for severance, related benefits and relocation costs.
     In the first nine months of 2006, we recorded special charges of $2.2 million in Central Europe, primarily related to a reduction in workforce. These special charges were primarily for severance costs and related benefits.
     The following table summarizes activity associated with the special charges (in millions):

2007 Charges
Beginning of fiscal year 2007	$11.1
Special charges	4.1
Payment of special charges	(12.5)

End of the first nine months of 2007	$2.7

     The total accrued liabilities remaining at the end of the third quarter of 2007 were comprised of deferred severance payments, certain employee benefits, and other costs. We expect the remaining special charge liability of $2.7 million to be paid using cash from operations during the next twelve months; accordingly, such amounts are classified as “Other current liabilities” in the Condensed Consolidated Balance Sheet.

3. Interest Expense, Net
     Interest expense, net was comprised of the following (in millions):

	Third Quarter		First Nine Months
	2007	2006	2007	2006
Interest expense	$28.0	$27.9	$81.0	$77.5
Interest income	(0.7)	(0.9)	(1.9)	(3.0)

Interest expense, net	$27.3	$27.0	$79.1	$74.5

4. Income Taxes
     The effective income tax rate, which is income tax expense expressed as a percentage of income before income taxes, minority interest, and equity in net earnings of nonconsolidated companies, was 35.1 percent for the first nine months of 2007, compared to 37.3 percent in the first nine months of 2006. The effective tax rate decreased from the prior year due, in part, to the mix of country results and the associated lower in-country tax rates. Results in the first nine months of 2007 contain nine months of results for Romania compared to two months of such results in the comparable prior year period. The effective income tax rate was also favorably impacted by the reorganization of the legal entity structure in Central Europe in the second quarter of 2007, partly offset by the unfavorable impact of interest related to uncertain tax positions.
     We adopted FIN 48 at the beginning of fiscal year 2007. As of result of the implementation, we recorded a $0.6 million increase to the beginning balance in retained earnings on the Condensed Consolidated Balance Sheet. At the beginning of fiscal year 2007, we had approximately $25.9 million of total unrecognized tax benefits. Of this total, $15.4 million (net of the federal benefit on state tax issues and interest) would favorably impact the effective income tax rate in any future period, if recognized. We expect that the amount of gross unrecognized tax benefits for positions which we have identified will decrease by $2.8 million during the next twelve months. This expected decrease is due to the expiration of statute of limitations and audit closures.
     Upon adoption of FIN 48, our policy is to recognize interest and penalties related to income tax matters in income tax expense. Formerly, interest was recorded in interest expense. We had $4.1 million accrued for interest and no amount accrued for penalties as of the beginning of fiscal year 2007.
     We are subject to U.S. federal income tax, state income tax in multiple state tax jurisdictions, and foreign income tax in our Central Europe and Caribbean tax jurisdictions. We have concluded all U.S. federal income tax examinations for years through 2004. The following table summarizes the years that are subject to examination for each primary jurisdiction at the end of the third quarter of 2007:

Jurisdiction	Subject to Examination
Federal	2005-2006
Illinois	1999-2006
Indiana	2003-2006
Iowa	2003-2006
Romania	2002-2006
Poland	2001-2006
Czech Republic	2003-2006
     During the first nine months of 2007, our gross unrecognized tax benefits increased by $8.0 million, of which $4.6 million was due to tax positions from prior periods for which a deferred tax asset was recorded. The impact to our effective tax rate consists of $1.5 million net unrecognized tax benefits and $1.9 million of gross interest related to unrecognized tax benefits for the first nine months of 2007.

5. Comprehensive Income
     Comprehensive income was as follows (in millions):

	Third Quarter		First Nine Months
	2007	2006	2007	2006
Net income	$71.5	$53.1	$170.1	$132.2
Foreign currency translation adjustment	19.3	5.3	36.2	13.4
Net unrealized investment and hedging gains	0.6	3.3	1.0	—

Comprehensive income	$91.4	$61.7	$207.3	$145.6

     Net unrealized investment and hedging gains are presented net of income tax expense of $0.3 million and $2.0 million in the third quarter of 2007 and 2006, respectively, and net of income tax expense of $0.5 million in the first nine months of 2007.
6. Goodwill and Intangible Assets
     The changes in the carrying value of goodwill by geographic segment for the first nine months of 2007 were as follows (in millions):

		Central
	U.S.	Europe	Caribbean	Total
Balance at beginning of fiscal year 2007	$1,825.2	$185.7	$16.2	$2,027.1
Acquisitions	—	482.1	—	482.1
Purchase accounting adjustments	(1.2)	(104.3)	—	(105.5)
Foreign currency translation adjustment	—	14.7	(0.1)	14.6

Balance at end of first nine months of 2007	$1,824.0	$578.2	$16.1	$2,418.3

Intangible asset balances were as follows (in millions):

	End of Third	End of Fiscal
	Quarter 2007	Year 2006
Intangible assets subject to amortization:
Gross carrying amount
Franchise and distribution agreements	$3.3	$3.3
Customer relationships and lists	24.2	8.0
Other	2.9	2.9

Total	$30.4	$14.2
Accumulated amortization
Franchise and distribution agreements	$(1.0)	$(0.9)
Customer relationships and lists	(4.1)	(1.3)
Other	(0.8)	(0.6)

Total	$(5.9)	$(2.8)

Intangible assets subject to amortization, net	$24.5	$11.4

Intangible assets not subject to amortization:
Franchise and distribution agreements	$382.6	$288.5

Total intangible assets, net	$407.1	$299.9

     In fiscal year 2006, we acquired the remaining 51 percent interest in Quadrant-Amroq Bottling Company Limited (“QABCL” or “Romania”). The process of valuing the assets, liabilities and intangibles acquired in connection with the QABCL acquisition was completed in the second quarter of 2007 and resulted in an allocation of $67.7 million to goodwill and $108.5 million to other intangibles in Central Europe. We recorded $92.5 million and $16.0 million in franchise and distribution agreements, and customer relationships and lists, respectively. Our franchise and distribution agreements with PepsiCo do not expire, and as such, we have assigned an indefinite life to this intangible asset. The customer relationships and lists are being amortized over 8 years.

     In the second quarter of 2007, we completed the formation of a joint venture with PepsiCo, Inc. (“PepsiCo”) for the purpose of acquiring the outstanding shares of Sandora, LLC (“Sandora”), the leading juice company in Ukraine. Under the terms of the agreement, we hold a 60 percent interest and PepsiCo holds a 40 percent interest in the joint venture. On August 20, 2007, the joint venture completed its acquisition of 80 percent of the outstanding shares of Sandora. The joint venture expects to exercise an option to acquire the remaining 20 percent interest in November 2007 for $135.5 million of which 40 percent will be funded by PepsiCo. The acquisition resulted in a preliminary allocation of $482.1 million to goodwill and no amounts have yet been allocated to other intangible assets. We are in the process of valuing the assets, liabilities and intangibles acquired in connection with the Sandora acquisition and anticipate that the valuation will be completed in the first quarter of 2008.
     Total amortization expense was $0.7 million and $0.3 million in the third quarter of 2007 and 2006, respectively. Total amortization expense was $3.1 million and $0.9 million in the first nine months of 2007 and 2006, respectively. The increase in year to date amortization expense compared to the prior year reflects amortization associated with the final QABCL valuation.
7. Acquisitions
     In the third quarter of 2007, a joint venture formed by PepsiAmericas and PepsiCo acquired an 80 percent interest in Sandora. Under the terms of the joint venture agreement, we hold a 60 percent interest and PepsiCo holds a 40 percent interest in the joint venture. The joint venture financial statements have been consolidated in our Condensed Consolidated Financial Statements. PepsiCo’s equity, together with the equity of the 20 percent shareholders of Sandora, was recorded as minority interest at the end of the third quarter of 2007. The total purchase price of $543.9 million was net of cash received of $3.0 million, of which we funded 60 percent. Additionally, we acquired $72.5 million of debt as part of the acquisition. Due to the timing of the receipt of available financial information from Sandora, we record results from such operations on a one-month lag basis, which resulted in approximately two weeks being recorded in the third quarter.
     In the third quarter of 2007, we purchased a 20 percent interest in a joint venture that owns Agrima JSC (“Agrima”). Agrima produces, sells and distributes PepsiCo branded products and other beverages throughout Bulgaria. This investment was recorded under the equity method in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investment in Common Stock,” and was recorded in “Other assets” on the Condensed Consolidated Balance Sheet. Due to the timing of the receipt of available financial information, we record equity in net earnings on a one-month lag basis.
     In fiscal year 2005, we acquired 49 percent of the outstanding stock of QABCL for $51.0 million. In fiscal year 2006, we acquired the remaining outstanding stock of QABCL for $81.9 million, net of $17.0 million cash acquired. We acquired $55.4 million of debt as part of the acquisition, of which $51.1 million was repaid in December 2006. QABCL is a holding company that, through subsidiaries, produces, sells and distributes Pepsi and other beverages throughout Romania with distribution rights in Moldova. The increase in the purchase price for the remainder of QABCL compared to the original investment was due to the improved operating performance subsequent to the initial investment. Due to the timing of the receipt of available financial information from QABCL, we record results from such operations on a one-month lag basis.
     In fiscal year 2006, we completed the acquisition of Ardea Beverage Co., the maker of the airforce Nutrisoda line of soft drinks, for $6.6 million in cash plus $3.6 million of additional consideration that will be paid over the next three years.
     The results of operations for the acquisitions described above are included in the Condensed Consolidated Statements of Income since their respective dates of acquisition. These acquisitions were not material to our consolidated results of operations at the date of the acquisitions; therefore, pro forma financial information is not included in this note.
8. Debt
     In the first nine months of 2007, we paid $11.6 million at maturity of the 8.25 percent note due February 2007, and $27.3 million at maturity of the 3.875 percent note due September 2007.
     In July 2007, we issued $300 million of notes with a coupon rate of 5.75 percent due July 2012. The securities are unsecured, senior debt obligations and rank equally with all other unsecured and unsubordinated indebtedness. Net proceeds from this transaction were $297.2 million, which reflected the discount reduction of $0.8 million and the debt issuance costs of $2.0 million. The net proceeds from the issuance of the notes were used to fund the acquisition of Sandora, to repay commercial paper and for other general corporate purposes. In the first nine months of 2007, we also borrowed $1.0 million in long-term debt in the Bahamas.

     We had $172.5 million of commercial paper borrowings at the end of the first nine months of 2007, compared to $164.5 million at the end of fiscal year 2006. The increase in commercial paper borrowings was primarily for capital expenditures and general corporate purposes.
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
     The following table summarizes the net derivative gains or losses deferred in “Accumulated other comprehensive income” and reclassified to earnings in the first nine months of 2007 and 2006 (in millions):

	First Nine Months
	2007	2006
Unrealized losses on derivatives at beginning of fiscal year	$(3.3)	$(2.4)
Deferral of net derivative losses in accumulated other comprehensive income	(0.2)	(0.5)
Reclassification of net derivative gains (losses) to earnings	0.7	(0.4)

Unrealized losses on derivatives at end of first nine months	$(2.8)	$(3.3)

     Fair Value Hedges. Periodically, we enter into interest rate swap contracts to convert a portion of our fixed rate debt to floating rate debt, with the objective of reducing overall borrowing costs. We account for these swaps as fair value hedges, since they hedge against the change in fair value of fixed rate debt resulting from fluctuations in interest rates. In the third quarter of 2004, we terminated all outstanding interest rate swap contracts and received $14.4 million for the fair value of the interest rate swap contracts. Amounts included in the cumulative fair value adjustment to long-term debt will be reclassified into earnings commensurate with the recognition of the related interest expense. At the end of the first nine months of 2007 and the end of fiscal year 2006, the cumulative fair value adjustments to long-term debt were $4.2 million and $6.1 million, respectively.
     Derivatives not Designated as Hedges. In the first nine months of 2007, we entered into heating oil swap contracts to hedge against volatility in future cash flows on anticipated purchases of diesel fuel. These derivative financial instruments were not designated as hedging instruments, and therefore, we record unrealized gains and losses in the Condensed Consolidated Statement of Income. Realized gains and losses were recorded in cost of goods sold and selling, delivery, and administrative (“SD&A”) expenses, where the associated diesel fuel purchases are recorded. Unrealized gains and losses were recorded in SD&A expenses. During the first nine months of 2007, $1.3 million and $1.7 million of realized gains were recorded in cost of goods sold and SD&A expenses, respectively, and $2.5 million of unrealized gains were recorded in SD&A expenses.

     Amounts recorded for all derivatives on the Condensed Consolidated Balance Sheets were as follows (in millions):

	End of	End of Fiscal
	Third Quarter	Year
	2007	2006
Unrealized gains:
Commodities	$2.5	$—
Interest rate instruments	6.1	8.2

Unrealized losses:
Commodities	$(0.1)	$(0.6)
Interest rate instruments	(6.1)	(6.8)
10. Pension and Other Postretirement Benefit Plans
     Net periodic pension cost for the third quarter and first nine months of 2007 and 2006 included the following components (in millions):

	Third Quarter		First Nine Months
	2007	2006	2007	2006
Service cost	$0.8	$0.9	$2.4	$2.8
Interest cost	2.6	2.5	7.9	7.6
Expected return on plan assets	(3.7)	(3.5)	(11.1)	(10.4)
Amortization of prior service cost	0.1	0.1	0.2	0.2
Amortization of net loss	0.7	1.0	2.1	2.9

Net periodic pension cost	$0.5	$1.0	$1.5	$3.1

     During the first nine months of 2007, we contributed $0.7 million to the plans. We anticipate contributing $0.2 million to our plans in the fourth quarter of 2007.
11. Share-Based Compensation
     In February 2007, we granted 990,978 restricted shares at a weighted-average fair value of $22.11 on the date of grant to key members of U.S. and Caribbean management and members of our Board of Directors under our 2000 Stock Incentive Plan (the “Plan”). We recognized compensation expense of $4.5 million and $3.9 million in the third quarter of 2007 and 2006, respectively, and $13.5 million and $10.6 million in the first nine months of 2007 and 2006, respectively, related to grants made in 2007 and previous years. At the end of the first nine months of 2007, there were 2,481,449 unvested restricted shares outstanding.
     In February 2007, we granted 83,675 restricted stock units at a weighted average value of $22.11 on the date of grant to key members of our Central Europe management team under the Plan. We recognized compensation expense of $1.4 million and $0.2 million in the third quarter of 2007 and 2006, respectively, and $2.6 million and $0.7 million in the first nine months of 2007 and 2006, respectively, related to restricted stock unit grants made in 2007 and previous years. At the end of the first nine months of 2007, there were 227,765 unvested restricted stock units outstanding.
12. Supplemental Cash Flow Information
     Net cash provided by operating activities reflected cash payments and receipts for interest and income taxes as follows (in millions):

	First Nine Months
	2007	2006
Interest paid	$73.5	$74.0
Interest received	1.9	3.0
Income taxes paid, net of refunds	91.4	63.5

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
     In the second quarter of 2007, we recorded a charge of $2.1 million, net of taxes, related to revised estimates for environmental remediation, legal and related administrative costs. At the end of the first nine months of 2007, we had $44.9 million accrued to cover potential indemnification obligations, compared to $60.3 million recorded at the end of fiscal year 2006. This indemnification obligation includes costs associated with approximately 15 sites in various stages of remediation or negotiations. At the present time, the most significant remaining indemnification obligation is associated with the Willits site, as discussed below, while no other single site has significant estimated remaining costs associated with it. Of the total amount accrued, $26.2 million was classified as a current liability at the end of the third quarter of 2007 and at the end of fiscal year 2006. The amounts exclude possible insurance recoveries and are determined on an undiscounted cash flow basis. The estimated indemnification liabilities include expenses for the investigation and remediation of identified sites, payments to third parties for claims and expenses (including product liability and toxic tort claims), administrative expenses, and the expenses of on-going evaluations and litigation. We expect a significant portion of the accrued liabilities will be spent during the next 5 years.
     Included in our indemnification obligations is financial exposure related to certain remedial actions required at a facility that manufactured hydraulic and related equipment in Willits, California. Various chemicals and metals contaminate this site. A final consent decree was issued in August 1997 and amended in December 2000 in the case of the People of the State of California and the City of Willits, California v. Remco Hydraulics, Inc. The final consent decree established a trust (the “Willits Trust”) which is obligated to investigate and clean up this site. We are currently funding the Willits Trust and the investigation and interim remediation costs on a year-to-year basis as required in the final amended consent decree. We have accrued $16.9 million for future remediation and trust administration costs, with the majority of this amount to be spent over the next several years.

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
     Discontinued Operations-Insurance. During fiscal year 2002, as part of a comprehensive program concerning environmental liabilities related to the former Whitman Corporation subsidiaries, we purchased new insurance coverage related to the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries. In addition, a trust, which was established in 2000 with the proceeds from an insurance settlement (the “Trust”), purchased insurance coverage and funded coverage for remedial and other costs (“Finite Funding”) related to the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries.
     Essentially all of the assets of the Trust were expended by the Trust in connection with the purchase of the insurance coverage, the Finite Funding and related expenses. These actions have been taken to fund remediation and related costs associated with the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries and to protect against additional future costs in excess of our self-insured retention. The original amount of self-insured retention (the amount we must pay before the insurance carrier is obligated to begin payments) was $114.0 million of which $48.4 million has been eroded, leaving a remaining self-insured retention of $65.6 million at the end of the third quarter of 2007. The estimated range of aggregate exposure related only to the remediation costs of such environmental liabilities is approximately $20 million to $45 million. We had accrued $23.6 million at the end of the third quarter of 2007 for remediation costs, which is our best estimate of the contingent liabilities related to these environmental matters. The Finite Funding may be used to pay a portion of the $23.6 million and thus reduces our future cash obligations. Amounts recorded in our Condensed Consolidated Balance Sheets related to Finite Funding were $11.9 million and $13.7 million at the end of the third quarter of 2007 and the end of fiscal year 2006, respectively, and are recorded in “Other assets,” net of $4.2 million recorded in “Other current assets” in each respective period.
     In addition, we had recorded other receivables of $2.6 million and $7.8 million at the end of the third quarter of 2007 and at the end of fiscal year 2006, respectively, for future probable amounts to be received from insurance companies and other responsible parties. These amounts were recorded in “Other assets” in the Condensed Consolidated Balance Sheets as of the end of each respective period. Of this total, no portion of the receivable was reflected as current as of the end of the third quarter of 2007 or at the end of fiscal year 2006.
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
     During the second quarter of 2006, the Trustee’s motion to dismiss, in which we had joined, was granted and three counts against us based on the use of Trust funds were dismissed with prejudice, as were all counts against the Trustee, on the grounds that Cooper lacks standing to pursue these counts because it is not a beneficiary under the Trust. We then filed a separate motion to dismiss the remaining counts against us. Our motion was granted during the second quarter of 2006 and all remaining counts against us were dismissed with prejudice. Cooper subsequently filed a notice of appeal with regard to all rulings by the court dismissing the counts against us and the Trustee. Prior to any oral argument, the appellate court on September 7, 2007 issued an opinion affirming the trial court’s opinion. Cooper subsequently filed motion papers asking the Illinois Supreme Court to accept a discretionary appeal of the rulings. The Trustee then filed an opposition brief explaining why the Illinois Supreme Court should not allow another appeal, and we joined in that brief. We expect that the Illinois Supreme Court to announce in the fourth quarter of 2007 or the first quarter of 2008 whether it will allow Cooper’s request for a further appeal.

     Discontinued Operations-Product Liability and Toxic Tort Claims. We also have certain indemnification obligations related to product liability and toxic tort claims that might emanate out of the 1988 agreement with Pneumo Abex. Other companies not owned by or associated with us also are responsible to Pneumo Abex for the financial burden of all asbestos product liability claims filed against Pneumo Abex after a certain date in 1998, except for certain claims indemnified by us. The sites and product liability and toxic tort claims included in the aggregate accrued liabilities we have recorded are described more fully in our Annual Report on Form 10-K for the fiscal year 2006. No significant changes in the status of those sites or claims occurred and we were not notified of any significant new sites or claims during the first nine months of 2007.
14. Segment Reporting
     We operate in one industry located in three geographic areas — the U.S., Central Europe and the Caribbean. We operate in 19 states in the U.S. Outside the U.S., we operate in Poland, Hungary, the Czech Republic, Republic of Slovakia, Romania, Ukraine, Puerto Rico, Jamaica, the Bahamas and Trinidad and Tobago. We have distribution rights in Moldova, Estonia, Latvia, Lithuania and Barbados. Net sales and operating income for Ardea are included in the U.S. geographic segment and for QABCL and Sandora are included in the Central Europe geographic segment since their respective dates of consolidation.
     The following tables present net sales and operating income of our geographic segments for the third quarter and first nine months of 2007 and 2006 (in millions):

	Third Quarter
	Net Sales		Operating Income
	2007	2006	2007	2006
U.S.	$877.9	$841.5	$90.8	$90.1
Central Europe	238.2	157.2	46.3	18.0
Caribbean	67.0	65.5	2.9	1.9

Total	$1,183.1	$1,064.2	$140.0	$110.0

	First Nine Months
	Net Sales		Operating Income
	2007	2006	2007	2006
U.S.	$2,572.7	$2,462.0	$265.0	$263.7
Central Europe	588.2	337.5	76.9	14.7
Caribbean	181.3	178.4	1.7	1.8

Total	$3,342.2	$2,977.9	$343.6	$280.2

15. Related Party Transactions
     We are a licensed producer and distributor of Pepsi branded carbonated and non-carbonated soft drinks and other non-alcoholic beverages in the U.S., Central Europe and the Caribbean. We operate under exclusive franchise agreements with soft drink concentrate producers, including “master” bottling and fountain syrup agreements with PepsiCo for the manufacture, packaging, sale and distribution of Pepsi branded products. The franchise agreements exist in perpetuity and contain operating and marketing commitments and conditions for termination. As of the end of the first nine months of 2007, PepsiCo beneficially owned approximately 44 percent of PepsiAmericas’ outstanding common stock.
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

     PepsiCo provides various procurement services under a shared services agreement. Under such agreement, PepsiCo negotiates with various suppliers the cost of certain raw materials by entering into raw material contracts on our behalf. PepsiCo also collects and remits to us certain rebates from the various suppliers related to our procurement volume. In addition, PepsiCo acts as our agent in the execution of derivative contracts associated with certain anticipated raw material purchases.
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
Goodwill is tested for impairment using a two-step approach at the reporting unit level: U.S., Central Europe and the Caribbean. First, we estimate the fair value of the reporting units primarily using discounted estimated future cash flows. If the carrying value exceeds the fair value of the reporting unit, the third step of the goodwill impairment test is performed to measure the amount of the potential loss. Goodwill impairment is measured by comparing the “implied fair value” of goodwill with its carrying amount.
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

RESULTS OF OPERATIONS
BUSINESS OVERVIEW
     PepsiAmericas, Inc. (“we”, “our” or “us”) manufactures, distributes, and markets a broad portfolio of beverage products in the U.S., Central Europe and the Caribbean. We sell a variety of brands that we bottle under franchise agreements with various brand owners, the majority with PepsiCo or PepsiCo joint ventures. In some territories, we manufacture, package, sell and distribute our own brands, such as Toma brands in Central Europe. We operate in a significant portion of a 19 state region in the U.S. In Central Europe, we serve Poland, Hungary, the Czech Republic, Republic of Slovakia, Romania and Ukraine, with distribution rights in Moldova, Estonia, Latvia and Lithuania. In addition, we have an equity investment in Agrima JSC, which gives us a market presence in Bulgaria. In the Caribbean, our territories include Puerto Rico, Jamaica, the Bahamas, and Trinidad and Tobago, with distribution rights in Barbados. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and accompanying Notes in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 30, 2006.
     In the discussions of our results of operations below, the number of bottle and can cases sold is referred to as volume. Constant territory refers to the results of operations excluding the non-comparable territories year-over-year. In the third quarter of 2007, this comparison excluded one additional month of Quadrant-Amroq Bottling Company Limited (“QABCL” or “Romania”) results, as we fully consolidated QABCL operating results starting in August 2006 and excludes the operating results of Sandora LLC (“Sandora”). Net pricing is net sales divided by the number of cases and gallons sold for our core businesses, which include bottles and cans (including bottle and can volume from vending equipment sales), as well as food service. Changes in net pricing include the impact of sales price (or rate) changes, as well as the impact of foreign currency translation and brand, package and geographic mix. Net pricing and reported volume amounts exclude contract, commissary, and vending (other than bottles and cans) revenue and volume. Contract sales represent sales of manufactured product to other franchise bottlers and typically decline as excess manufacturing capacity is utilized. Net pricing and volume also exclude activity associated with beer and snack food products. Cost of goods sold per unit is the cost of goods sold for our core businesses divided by the related number of cases and gallons sold.
Seasonality
     Our business is seasonal with the second and third quarters generating higher sales volumes than the first and fourth quarters. Accordingly, the operating results of any individual quarter may not be indicative of a full year’s operating results.
Items Impacting Comparability
Acquisitions
     QABCL is a holding company that, through its subsidiaries, produces, sells and distributes Pepsi and other beverages throughout Romania and also has distribution rights in Moldova. In June 2005, we acquired a 49 percent interest in QABCL for a purchase price of $51.0 million. This initial investment was recorded under the equity method in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” We recorded our share of QABCL earnings in “Equity in net earnings of nonconsolidated companies” in the Condensed Consolidated Statement of Income. Equity in net earnings of nonconsolidated companies was $0.2 million and $5.6 in the third quarter and first nine months of 2006, respectively.
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
     In the second quarter of 2007, we completed the formation of a joint venture with PepsiCo to acquire an 80 percent interest in Sandora, the leading juice company in Ukraine. Under the terms of the joint venture agreement, we hold a 60 percent interest and PepsiCo holds a 40 percent interest. On August 20, 2007, the joint venture completed its 80 percent acquisition of Sandora and expects to acquire the remaining 20 percent interest in Sandora in November 2007 for $135.5 million. We fully consolidated the results of operations of the joint venture and report minority interest in our Condensed Consolidated Financial Statements. Due to the timing of the receipt of available financial information, we record results on a one-month lag basis.

Special Charges
     In the third quarter and first nine months of 2007, we recorded special charges of $1.3 and $3.9 million, respectively, in the U.S. related to the strategic realignment of our U.S. sales organization to further strengthen our customer focused go-to-market strategy. In addition, we recorded special charges of $0.2 million in Central Europe in the first nine months of 2007. These special charges were primarily for severance, related benefits and relocation costs. In the first nine months of 2006, we recorded special charges of $2.2 million in Central Europe primarily related to a reduction in the workforce. These special charges were primarily for severance costs and related benefits.
Marketable Securities Impairment
     In the first nine months of 2007, we recorded an other-than-temporary impairment loss of $4.0 million related to an equity security that is classified as available-for-sale on our Condensed Consolidated Balance Sheets. The loss was recorded in “Other (expense) income, net” on the Condensed Consolidated Statement of Income.
Gain on Sale of Non-Core Property
     In the first nine months of 2007, we recorded a gain of $10.2 million related to the sale of non-core property, which consisted of railcars and locomotives. The gain was recorded in “Other (expense) income, net” on the Condensed Consolidated Statement of Income.
Financial Results
     Net income in the third quarter of 2007 was $71.5 million, or $0.55 per diluted common share, compared to net income of $53.1 million, or $0.41 per diluted common share, in the third quarter of 2006. The increase in diluted earnings per share resulted primarily from organic growth in Central Europe, including Romania, and foreign currency translation. We also recorded special charges, which had a net impact of $0.01 per diluted common share.
     We achieved net price increases in all geographic segments and volume growth in Central Europe in the third quarter of 2007. The increases in net pricing offset cost of goods sold increases caused by higher ingredient costs. In the U.S., we continued to show growth in non-carbonated beverages, which accounted for approximately 23 percent of our sales volume during the third quarter of 2007. Volume in Central Europe grew 25.2 percent during the third quarter of 2007 due to the impact of acquisitions and growth in both carbonated soft drinks and non-carbonated beverages.
     Net income in the first nine months of 2007 was $170.1 million, or $1.32 per diluted common share, compared to net income of $132.2 million, or $1.02 per diluted common share, in the first nine months of 2006. The increase in diluted earnings per share resulted primarily from the beneficial impact of an incremental investment in Romania, organic growth in both the U.S. and Central Europe, including Romania, and foreign currency translation. During the first nine months of 2007, we also recorded a gain on the sale of non-core property, partly offset by the marketable securities impairment and special charges, which resulted in a net increase of $0.01 per diluted common share, and the loss from discontinued operations, which had an unfavorable impact of $0.02 per diluted common share.
2007 Outlook
     In fiscal year 2007, we expect reported diluted earnings per share to be in the range of $1.62 to $1.65, including an estimated $0.03 dilution from the Sandora acquisition, anticipated special charges of $0.04, and the impact from the marketable securities impairment and gain on sale of non-core property.
     We expect to improve average net selling price in the U.S. by approximately 5 percent for the full year. We expect worldwide cost of goods sold per unit, on a constant territory basis, to increase approximately 5.5 percent. Worldwide selling, delivery and administrative (“SD&A”) expenses are expected to be higher than fiscal year 2006 by approximately 11.5 percent, with a 7.5 percent increase on a constant territory basis.

RESULTS OF OPERATIONS
2007 THIRD QUARTER COMPARED WITH 2006 THIRD QUARTER
     The following is a discussion of our results of operations for the third quarter 2007 compared to the third quarter of 2006.
Volume
     Sales volume growth (decline) for the third quarter of 2007 and 2006 was as follows:

As reported	2007	2006
U.S.	(1.6%)	0.6%
Central Europe	25.2%	50.5%
Caribbean	(4.5%)	3.8%
Worldwide	4.3%	9.0%

Constant territory	2007	2006
U.S.	(1.6%)	0.6%
Central Europe	4.4%	13.1%
Caribbean	(4.5%)	3.8%
Worldwide	(0.4%)	2.8%
     In the third quarter of 2007, worldwide volume increased 4.3 percent compared to the prior year third quarter. The increase in worldwide volume was attributable to volume growth of 25.2 percent in Central Europe, primarily due to the incremental impact of acquisitions and constant territory growth, which offset volume declines in the U.S. and Caribbean.
     Volume in the U.S declined 1.6 percent in the third quarter of 2007 compared to the third quarter of 2006 due, in part, to a carbonated soft drink volume decline of 4 percent. This rate of decline was an improvement over previous quarters, due to growth in Trademark Mountain Dew volume associated with the introduction of the Mountain Dew Game Fuel limited time offer. The shift into the non-carbonated beverage category continued due to changing consumer preferences and represented 23 percent of our volume mix during the third quarter of 2007 compared to 21 percent in the prior year. The non-carbonated beverage category, excluding water, grew 11 percent reflecting double-digit growth in Trademark Lipton. Aquafina volume was flat compared to the third quarter of 2006, which included significant promotional activity. Single-serve volume grew over 1 percent due mainly to innovation, driven by Diet Pepsi Max and Mountain Dew Game Fuel, and strong marketing programs.
     Volume in Central Europe increased 25.2 percent in the third quarter of 2007 compared to the third quarter of 2006, driven by the incremental 20.8 percentage point contribution from acquisitions. The remaining volume growth of 4.4 percent in Central Europe was due primarily to volume growth in Romania. Both carbonated soft drink and non-carbonated beverage volumes in Poland, Hungary, the Czech Republic and Republic of Slovakia were flat compared to the third quarter of 2006 due to unseasonably poor weather in September 2007 and favorable weather conditions in the prior year third quarter.
     Volume in the Caribbean decreased 4.5 percent in the third quarter of 2007 compared to the same period last year. The volume decline was driven primarily by soft economic conditions in Puerto Rico, partly offset by volume growth in Jamaica. A decline in carbonated soft drink volume was largely offset by non-carbonated beverage growth, led by Malta Polar and Tropicana.

Net Sales
     Net sales and net pricing statistics for the third quarter of 2007 and 2006 were as follows (dollar amounts in millions):

Net Sales	2007	2006	Change
U.S.	$877.9	$841.5	4.3%
Central Europe	238.2	157.2	51.5%
Caribbean	67.0	65.5	2.3%

Worldwide	$1,183.1	$1,064.2	11.2%

Net Pricing Growth (Decline)—
as reported	2007	2006
U.S.	5.2%	1.3%
Central Europe	22.1%	8.3%
Caribbean	6.9%	4.6%
Worldwide	6.5%	(0.2%)

Net Pricing Growth—constant
territory	2007	2006
U.S.	5.2%	1.3%
Central Europe	21.8%	8.5%
Caribbean	6.9%	4.6%
Worldwide	7.4%	1.5%
     Net sales increased $118.9 million, or 11.2 percent, to $1,183.1 million in the third quarter of 2007 compared to $1,064.2 million the third quarter of 2006. The increase was attributable to worldwide rate gains, volume growth in Central Europe, acquisitions and the favorable impact of foreign currency translation, which added approximately 2 percentage points of the increase.
     Net sales in the U.S. for the third quarter of 2007 increased $36.4 million, or 4.3 percent, to $877.9 million from $841.5 million in the prior year third quarter. The increase in net sales was primarily due to a 5.2 percent increase in net pricing, partly offset by a volume decline of 1.6 percent. The increase in net pricing primarily reflected an improvement in rate of approximately 4 percent. Mix also contributed approximately 1 percent growth to net pricing due to stronger single-serve package and non-carbonated beverage performance.
     Net sales in Central Europe for the third quarter of 2007 increased $81.0 million, or 51.5 percent, to $238.2 million from $157.2 million in the prior year third quarter. The increase was partly due to acquisitions, which contributed approximately 24 percentage points of the increase. The remaining increase in net sales was due to volume growth in Romania and an increase in net pricing of 21.8 percent. Foreign currency translation contributed approximately 16 percentage points to the increase in net pricing, and the remaining increase was primarily due to an improvement in mix.
     Net sales in the Caribbean increased $1.5 million, or 2.3 percent in the third quarter of 2007 to $67.0 million from $65.5 million in the prior year third quarter. The increase was a result of an increase in net pricing of 6.9 percent, offset partly by a volume decline of 4.5 percent. The increase in net pricing was mainly due to rate increases and growth in the single-serve package.

Cost of Goods Sold
     Cost of goods sold and cost of goods sold per unit statistics for the third quarter of 2007 and 2006 were as follows (dollar amounts in millions):

Cost of Goods Sold	2007	2006	Change
U.S.	$521.1	$490.8	6.2%
Central Europe	128.8	91.5	40.8%
Caribbean	49.3	48.3	2.1%

Worldwide	$699.2	$630.6	10.9%

Cost of Goods Sold per Unit
Increase—as reported	2007	2006
U.S.	6.7%	4.0%
Central Europe	12.9%	7.2%
Caribbean	5.8%	7.2%
Worldwide	5.8%	2.2%

Cost of Goods Sold per Unit
Increase —constant territory	2007	2006
U.S.	6.7%	4.0%
Central Europe	11.7%	8.2%
Caribbean	5.8%	7.2%
Worldwide	6.9%	4.1%
     Cost of goods sold increased $68.6 million, or 10.9 percent, to $699.2 million in the third quarter of 2007 from $630.6 million in the prior year third quarter. This increase was driven primarily by acquisitions, higher ingredient costs and the unfavorable impact of foreign currency translation, which added approximately 1 percentage point to the cost of goods sold increase. Cost of goods sold per unit increased 5.8 percent in the third quarter of 2007 compared to the same period in 2006.
     In the U.S., cost of goods sold increased $30.3 million, or 6.2 percent, to $521.1 million in the third quarter of 2007 from $490.8 million in the prior year third quarter. Cost of goods sold per unit increased 6.7 percent in the U.S., primarily due to higher ingredient costs and a 1 percentage point increase in mix due to a shift to more expensive non-carbonated beverages.
     In Central Europe, cost of goods sold increased $37.3 million, or 40.8 percent, to $128.8 million in the third quarter of 2007, compared to $91.5 million in the prior year third quarter. Acquisitions contributed approximately 23 percentage points of the increase. Constant territory volume growth of 4.4 percent and higher ingredient costs also contributed to the increase in cost of goods sold. The remainder of the increase was due to the unfavorable impact of foreign currency translation, which contributed approximately 9 percentage points to the increase in cost of goods sold per unit.
     In the Caribbean, cost of goods sold increased $1.0 million, or 2.1 percent, to $49.3 million in the third quarter of 2007, compared to $48.3 million in the third quarter of 2006. The increase was mainly driven by an increase in cost of goods sold per unit of 5.8 percent, attributable to increases in the cost of ingredients.

Selling, Delivery and Administrative Expenses
     Selling, delivery and administrative (“SD&A”) expenses and SD&A expense statistics for the third quarter of 2007 and 2006 were as follows (dollar amounts in millions):

SD&A Expenses	2007	2006	Change
U.S.	$264.7	$260.6	1.6%
Central Europe	63.1	47.7	32.3%
Caribbean	14.8	15.3	(3.3%)

Worldwide	$342.6	$323.6	5.9%

SD&A as Percent of Net Sales	2007	2006
U.S.	30.2%	31.0%
Central Europe	26.5%	30.3%
Caribbean	22.1%	23.4%
Worldwide	29.0%	30.4%
     In the third quarter of 2007, SD&A increased $19.0 million, or 5.9 percent, to $342.6 million from $323.6 million in the comparable period of the previous year. The unfavorable impact of foreign currency translation added approximately 2 percent points of the increase. As a percentage of net sales, SD&A expenses decreased to 29.0 percent in the third quarter of 2007, compared to 30.4 percent in the prior year third quarter.
     In the U.S., SD&A expenses increased $4.1 million, or 1.6 percent, to $264.7 million in the third quarter of 2007, compared to $260.6 million in the prior year third quarter. SD&A expenses increased in the third quarter of 2007 largely due to higher compensation and benefit costs, partly offset by lower depreciation expense.
     In Central Europe, SD&A expenses increased $15.4 million in the third quarter of 2007 compared to the prior year third quarter. Acquisitions contributed approximately 14 percentage points of the increase. The remainder of the increase was due to higher advertising and marketing costs, the unfavorable impact of foreign currency translation and increased expenses associated with higher volume.
     In the Caribbean, SD&A expenses decreased $0.5 million, or 3.3 percent, to $14.8 million in the third quarter of 2007 from $15.3 million in the prior year third quarter. The decrease was due primarily to lower compensation and benefit costs associated with lower volume.
Special Charges
     In the third quarter of 2007, we recorded special charges of $1.3 million in the U.S. related to the strategic realignment of our U.S. sales organization to further strengthen our customer focused go-to-market strategy. These special charges were primarily for severance, related benefits and relocation costs.
Operating Income
     Operating income for the third quarter of 2007 and 2006 was as follows (dollar amounts in millions):

	2007	2006	Change
U.S.	$90.8	$90.1	0.8%
Central Europe	46.3	18.0	157.2%
Caribbean	2.9	1.9	52.6%

Worldwide	$140.0	$110.0	27.3%

     Operating income increased $30.0 million, or 27.3 percent, to $140.0 million in the third quarter of 2007, compared to $110.0 million in the third quarter of 2006. The favorable impact of foreign currency transaction added approximately 9 percentage points to the growth in worldwide operating income.

     Operating income in the U.S. increased $0.7 million to $90.8 million in the third quarter of 2007 from $90.1 million in the third quarter of 2006. The increase was mainly due to net pricing growth, which was partly offset by higher cost of goods sold, SD&A expenses and special charges.
     Operating income in Central Europe increased $28.3 million to $46.3 million in the third quarter of 2007, compared to $18.0 million in the prior year third quarter. This was partly due to acquisitions, which contributed approximately 54 percentage points of this increase. The remainder of the increase was due to volume growth, increases in net pricing and the beneficial impact of foreign currency translation which contributed 37 percentage points of operating income growth.
     Operating income in the Caribbean increased to $2.9 million in the third quarter of 2007, $1.0 million higher than the operating income of $1.9 million in the prior year third quarter. Increases in net pricing and lower SD&A expenses contributed to this growth.
Interest Expense and Other Expenses
     Net interest expense increased $0.3 million in the third quarter of 2007 to $27.3 million, compared to $27.0 million in the third quarter of 2006. The increase was due to higher debt levels due to our acquisitions during the third quarter of 2007, partly offset by lower interest expense related to our securitization program.
     We recorded other expense, net, of $1.5 million in the third quarter of 2007 compared to other expense, net, of $0.1 million reported in the third quarter of 2006. The prior year amount included a pre-tax gain of $0.9 million on the sale of real estate investments associated with our non-operating entities.
Income Taxes
     The effective income tax rate, which is income tax expense expressed as a percentage of income before income taxes, minority interest, and equity in net earnings of nonconsolidated companies, was 35.1 percent for the third quarter of 2007, compared to 36.2 percent in the third quarter of 2006. The effective tax rate decreased from the prior year due, in part, to the mix of our international operations in the third quarter of 2007. The effective income tax rate was also favorably impacted by a reorganization of the legal entity structure in Central Europe in the second quarter of 2007.
Equity in Net Earnings of Nonconsolidated Companies
     In the third quarter of 2005, we acquired a 49 percent minority interest in the Romanian entity, QABCL. Equity in net earnings of nonconsolidated companies was $0.2 million in the third quarter of 2006. With the acquisition of the remaining 51 percent, we began fully consolidating its results during the third quarter of 2006.
Net Income
     Net income increased $18.4 million to $71.5 million in the third quarter of 2007, compared to $53.1 million in the third quarter of 2006. The discussion of our operating results, included above, explains the increase in net income.

RESULTS OF OPERATIONS
2007 FIRST NINE MONTHS COMPARED WITH 2006 FIRST NINE MONTHS
     The following is a discussion of our results of operations for the first nine months of 2007 compared to the first nine months of 2006.
Volume
     Sales volume growth (decline) for the first nine months of 2007 and 2006 was as follows:

As reported	2007	2006
U.S.	(1.6%)	0.9%
Central Europe	46.9%	24.0%
Caribbean	(4.9%)	1.1%
Worldwide	6.7%	4.3%

Constant territory	2007	2006
U.S.	(1.6%)	0.9%
Central Europe	8.5%	9.7%
Caribbean	(4.9%)	1.1%
Worldwide	(0.1%)	2.2%
     In the first nine months of 2007, worldwide volume increased 6.7 percent compared to the prior year. The increase in worldwide volume was attributable to volume growth of 46.9 percent in Central Europe, driven by the incremental impact of acquisitions and constant territory growth.
     In the first nine months of 2007, U.S. volume declined 1.6 percent compared to the same period in fiscal year 2006. The decline was driven by a 5 percent decrease in the carbonated soft drink category. The shift into the non-carbonated beverage category continued due to changing consumer preferences and represented 21 percent of our volume mix during the first nine months of 2007 compared to 19 percent in the prior year. The non-carbonated beverage category, excluding water, grew approximately 19 percent driven primarily by Trademark Lipton. Aquafina volume grew 2 percent during the first nine months of 2007.
     Volume in Central Europe increased 46.9 percent in the first nine months of 2007 compared to the same period in fiscal year 2006. The increase was primarily due to acquisitions, which contributed approximately 38 percentage points of the increase. The remaining growth in Central Europe was due to growth in the non-carbonated beverage category, driven by double-digit growth in Trademark Lipton and juices and single-digit growth in the water category. Carbonated soft drink volume grew in the mid single digits due to growth in Trademark Pepsi.
     Volume in the Caribbean decreased 4.9 percent in the first nine months of 2007 compared to the same period last year. The volume decline was driven primarily by soft economic conditions in Puerto Rico, partly offset by volume growth in Jamaica. Carbonated soft drink volume declined 11 percent, driven mainly by the volume decline of Trademark Pepsi. Non-carbonated beverage growth, led by Malta Polar and Tropicana, partly offset this volume decline.

Net Sales
     Net sales and net pricing statistics for the first nine months of 2007 and 2006 were as follows (dollar amounts in millions):

Net Sales	2007	2006	Change
U.S.	$2,572.7	$2,462.0	4.5%
Central Europe	588.2	337.5	74.3%
Caribbean	181.3	178.4	1.6%

Worldwide	$3,342.2	$2,977.9	12.2%

Net Pricing Growth—as reported	2007	2006
U.S.	5.5%	1.3%
Central Europe	20.1%	4.0%
Caribbean	6.2%	5.5%
Worldwide	5.2%	0.7%

Net Pricing Growth—constant
territory	2007	2006
U.S.	5.5%	1.3%
Central Europe	19.1%	3.8%
Caribbean	6.2%	5.5%
Worldwide	6.6%	1.3%
     Net sales increased $364.3 million, or 12.2 percent, to $3,342.2 million in the first nine months of 2007 compared to $2,977.9 million the first nine months of 2006. The increase was primarily due to worldwide rate gains, volume growth in Central Europe and the favorable impact of foreign currency translation, which added approximately 2 percentage points of the increase
     Net sales in the U.S. for the first nine months of 2007 increased $110.7 million, or 4.5 percent, to $2,572.7 million from $2,462.0 million in the first nine months of 2006. The increase in net sales was due to a 5.5 percent increase in net pricing, driven primarily by rate increases, partly offset by a volume decline of 1.6 percent. Package mix also positively contributed to net pricing by approximately 1 percent due to stronger single-serve package and non-carbonated beverage performance and lower take-home water volume.
     Net sales in Central Europe for the first nine months of 2007 increased $250.7 million, or 74.3 percent, to $588.2 million from $337.5 million in the first nine months of 2006. The increase was primarily due to acquisitions, which contributed approximately 43 percentage points of the increase. The remainder of the increase was due to an increase in net pricing of 19.1 percent, including approximately 14 percent contributed by the favorable impact of foreign currency translation. The remaining increase in net pricing was mainly due to improvements in both rate and mix.
     Net sales in the Caribbean increased $2.9 million, or 1.6 percent, in the first nine months of 2007 to $181.3 million from $178.4 million in the prior year first nine months. The increase was a result of an increase in net pricing of 6.2 percent, offset partly by a volume decline of 4.9 percent. The increase in net pricing was mainly due to rate increases and growth in the single-serve package.

Cost of Goods Sold
     Cost of goods sold and cost of goods sold per unit statistics for the first nine months of 2007 and 2006 were as follows (dollar amounts in millions):

Cost of Goods Sold	2007	2006	Change
U.S.	$1,510.6	$1,432.7	5.4%
Central Europe	331.7	201.8	64.4%
Caribbean	134.7	132.5	1.7%

Worldwide	$1,977.0	$1,767.0	11.9%

Cost of Goods Sold per Unit
Increase—as reported	2007	2006
U.S.	6.1%	4.3%
Central Europe	12.1%	2.7%
Caribbean	5.7%	6.5%
Worldwide	4.3%	3.3%

Cost of Goods Sold per Unit
Increase—constant territory	2007	2006
U.S.	6.1%	4.3%
Central Europe	11.8%	3.2%
Caribbean	5.7%	6.5%
Worldwide	6.1%	4.0%
     Cost of goods sold increased $210.0 million, or 11.9 percent, to $1,977.0 million in the first nine months of 2007 from $1,767.0 million in the first nine months of 2006. This increase was driven primarily by the impact of acquisitions, higher ingredient costs and the unfavorable impact of foreign currency translation, which added approximately 1 percentage point to the increase. Cost of goods sold per unit increased 4.3 percent in the first nine months of 2007 compared to the same period in 2006.
     In the U.S., cost of goods sold increased $77.9 million, or 5.4 percent, to $1,510.6 million in the first nine months of 2007 from $1,432.7 million in the prior year. Cost of goods sold per unit increased 6.1 percent in the U.S., due to price increases in ingredient costs and a 1 percentage point increase in mix due to a shift to more expensive non-carbonated beverages.
     In Central Europe, cost of goods sold increased $129.9 million, or 64.4 percent, to $331.7 million in the first nine months of 2007, compared to $201.8 million in the prior year. Acquisitions contributed approximately 38 percentage points of the increase. Constant territory volume growth of 8.5 percent and higher ingredient costs also contributed to the increase of cost of goods sold. The remainder of the increase was due to the unfavorable impact of foreign currency translation, which contributed approximately 8 percentage points to the increase in cost of goods sold per unit.
     In the Caribbean, cost of goods sold increased $2.2 million, or 1.7 percent, to $134.7 million in the first nine months of 2007, compared to $132.5 million in the first nine months of 2006. The increase was mainly driven by an increase in cost of goods sold per unit of 5.7 percent, attributable to increases in the price of ingredients and packaging, offset partly by a volume decline of 4.9 percent.

Selling, Delivery and Administrative Expenses
     SD&A expenses and SD&A expense statistics for the first nine months of 2007 and 2006 were as follows (dollar amounts in millions):

SD&A Expenses	2007	2006	Change
U.S.	$793.2	$765.6	3.6%
Central Europe	179.4	118.8	51.0%
Caribbean	44.9	44.1	1.8%

Worldwide	$1,017.5	$928.5	9.6%

SD&A as Percent of Net Sales	2007	2006
U.S.	30.8%	31.1%
Central Europe	30.5%	35.2%
Caribbean	24.8%	24.7%
Worldwide	30.4%	31.2%
     In the first nine months of 2007, SD&A expenses increased $89.0 million, or 9.6 percent, to $1,017.5 million from $928.5 million in the comparable period of the previous year. The unfavorable impact of foreign currency translation added approximately 2 percent points of the increase. As a percentage of net sales, SD&A expenses decreased to 30.4 percent in the first nine months of 2007, compared to 31.2 percent in the prior year first nine months.
     In the U.S., SD&A expenses increased $27.6 million, or 3.6 percent, to $793.2 million in the first nine months of 2007, compared to $765.6 million in the prior year first nine months. As a percentage of net sales, SD&A expenses were 30.8 in the first nine months of 2007 compared to 31.1 percent in the prior year first nine months. SD&A expenses increased in the first nine months of 2007 due to higher compensation and benefit costs. Additionally, SD&A expenses in the first nine months of 2007 included $5.4 million in both realized and unrealized gains in the fair value of derivative financial instruments. These instruments are used to manage the risks associated with the variability in the market price for forecasted purchases of diesel fuel. Comparisons between periods were impacted by various items in the first nine months of 2006, including a $3.7 million benefit recorded as a result of a change in our estimate of healthcare costs and a $9.0 million benefit from lower medical costs, partly offset by a fixed asset charge of $6.5 million for marketing and merchandising equipment.
     In Central Europe, SD&A expenses increased $60.6 million, or 51.0 percent, to $179.4 million from $118.8 million in the prior year first nine months. Acquisitions contributed approximately 28 percentage points of this increase. The remainder of the increase was due to the unfavorable impact of foreign currency translation, volume growth and higher advertising and marketing expenses. As a percentage of net sales, SD&A expenses decreased to 30.5 percent. This was primarily due to the lower overall operating costs in Romania, which were lower than the other markets in Central Europe.
     In the Caribbean, SD&A expenses increased $0.8 million, or 1.8 percent, to $44.9 million in the first nine months of 2007 from $44.1 million in the prior year first nine months. SD&A expense as a percentage of net sales in the first nine months of 2007 was essentially flat compared to the prior year.
Special Charges
     In the first nine months of 2007, we recorded special charges of $3.9 million in the U.S. related to the strategic realignment of our U.S. sales organization to further strengthen our customer focused go-to-market strategy. In addition, we recorded special charges of $0.2 million in Central Europe. These special charges were primarily for severance, related benefits and relocation costs. In the first nine months of 2006, we recorded special charges of $2.2 million in Central Europe primarily related to a reduction in the workforce. These special charges were primarily for severance costs and related benefits.

Operating Income
     Operating income for the first nine months of 2007 and 2006 was as follows (dollar amounts in millions):

	2007	2006	Change
U.S.	$265.0	$263.7	0.5%
Central Europe	76.9	14.7	423.1%
Caribbean	1.7	1.8	(5.6%)

Worldwide	$343.6	$280.2	22.6%

     Operating income increased $63.4 million, or 22.6 percent, to $343.6 million in the first nine months of 2007, compared to $280.2 million in the first nine months of 2006. The favorable impact of foreign currency transaction added approximately 5 percentage points to the growth in worldwide operating income.
     Operating income in the U.S. increased $1.3 million to $265.0 million in the first nine months of 2007. The increase was due to higher net pricing partly offset by volume declines, higher cost of goods sold, higher SD&A expenses and special charges.
     Operating income in Central Europe increased $62.2 million to $76.9 million in the first nine months of 2007, compared to an operating income of $14.7 million in the prior year first nine months. This was primarily due to acquisitions, which contributed over half of this growth. The remainder of the growth was primarily due to operating income growth in Romania’s constant territory comparisons, volume growth, increases in net pricing and the beneficial impact of foreign currency translation, which contributed approximately 25 percentage points of operating income growth.
     Operating income in the Caribbean decreased $0.1 million to $1.7 million in the first nine months of 2007. The decline in operating income was caused by the soft economic environment in Puerto Rico which was partly offset by operating income growth in Jamaica.
Interest Expense and Other Expenses
     Net interest expense increased $4.6 million in the first nine months of 2007 to $79.1 million, compared to $74.5 million in the first nine months of 2006, due primarily to higher interest rates on floating rate debt and higher overall debt levels related to our acquisitions, partly offset by lower interest expense related to our securitization program.
     We recorded other income, net, of $1.4 million in the first nine months of 2007 compared to other expense, net, of $4.1 million reported in the first nine months of 2006. The change in other (expense) income, net, was due primarily to a $10.2 million gain on the sale of non-core property and foreign currency transaction gains of $1.1 million recorded in the first nine months of 2007. These items were partly offset by the $4.0 million other-than-temporary impairment loss related to a marketable security investment.
Income Taxes
     The effective income tax rate, which is income tax expense expressed as a percentage of income before income taxes, minority interest and equity in net earnings of nonconsolidated companies, was 35.1 percent for the first nine months of 2007, compared to 37.3 percent in the first nine months of 2006. The effective tax rate decreased from the prior year due, in part, to the mix of international results and associated lower in-country tax rates. Results in the first nine months of 2007 contain nine months of results for Romania compared to two months in the prior year. The effective income tax rate was also favorably impacted by a reorganization of the legal entity structure in Central Europe in the second quarter of 2007.
Equity in Net Earnings of Nonconsolidated Companies
     In the second quarter of 2005, we acquired a 49 percent minority interest in a Romanian entity, QABCL. Equity in net earnings of nonconsolidated companies was $5.6 million in the first nine months of 2006. With the acquisition of the remaining 51 percent, we began fully consolidating its results during the third quarter of 2006.

Loss on Discontinued Operations
     In the first nine months of 2007, we recorded a charge of $2.1 million, net of taxes, related to revised estimates for environmental remediation, legal and related administrative costs.
Net Income
     Net income increased $37.9 million to $170.1 million in the first nine months of 2007, compared to $132.2 million in the first nine months of 2006. The discussion of our operating results, included above, explains the increase in net income.
LIQUIDITY AND CAPITAL RESOURCES
     Operating Activities. Net cash provided by operating activities increased by $101.5 million to $328.5 million in the first nine months of 2007, compared to $227.0 million in the first nine months of 2006. This increase can mainly be attributed to higher net income and the favorable year-over-year benefit from changes in primary working capital. The benefit in changes in primary working capital was due to improvements in cash flows from all components of primary working capital, which includes accounts receivable, inventory and accounts payable.
     Investing Activities. Investing activities in the first nine months of 2007 included capital investments of $143.3 million, which were $15.6 million higher than the prior year period primarily due higher capital spending on machinery, and equipment and marketing equipment in the U.S. and Central Europe.
     Proceeds from the sale of property in the first nine months of 2007 were $27.8 million compared to $6.8 million in the first nine months of 2006. In the first nine months of 2007, we received proceeds of $20.7 million related to the sale of non-core property, which consisted of railcars and locomotives.
     In the third quarter of 2007, a PepsiAmericas and PepsiCo joint venture acquired an 80 percent interest in Sandora. Under the terms of the joint venture agreement, we hold a 60 percent interest and PepsiCo holds a 40 percent interest in the joint venture. The total purchase price of $543.9 million was net of cash received of $3.0 million, of which we funded 60 percent. Cash received by our joint venture of $216.8 million from PepsiCo was reflected in financing activities. Additionally, we acquired $72.5 million of debt as part of the acquisition, of which $52.7 million was classified in “Long-term debt” in the Condensed Consolidated Balance Sheet. The joint venture expects to exercise its option to acquire the remaining 20 percent interest in November 2007 for $135.5 million.
     In the third quarter of 2007, we purchased a 20 percent interest in a joint venture, which owns Agrima JSC (“Agrima”). Agrima produces, sells and distributes PepsiCo branded products and other beverages throughout Bulgaria.
     Financing Activities. Our total debt increased $330.5 million to $2,033.6 million at the end of the third quarter of 2007, from $1,703.1 million at the end of fiscal year 2006. The increase in commercial paper borrowings described below was primarily for capital expenditures and general corporate purposes. In the first nine months of 2007, we paid $11.6 million at maturity of the 8.25 percent note due February 2007 and $27.3 million at maturity of the 3.875 note due September 2007.
     In July 2007, we issued $300 million of notes with a coupon rate of 5.75 percent due July 2012. The securities are unsecured, senior debt obligations and rank equally with all other unsecured and unsubordinated indebtedness. Net proceeds from this transaction were $297.2 million, which reflected the discount reduction of $0.8 million and the debt issuance costs of $2.0 million. The net proceeds from the issuance of the notes were used to fund the acquisition of Sandora, to repay commercial paper and for other general corporate purposes. In the first nine months of 2007, we also borrowed $1.0 million in long-term debt in the Bahamas.
     We utilize revolving credit facilities both in the U.S. and in our international operations to fund short-term financing needs, primarily for working capital. In the U.S., we have an unsecured revolving credit facility under which we can borrow up to an aggregate of $600 million. The facility is for general corporate purposes, including commercial paper backstop. It is our policy to maintain a committed bank facility as backup financing for our commercial paper program. Accordingly, we have a total of $600 million available under our commercial paper program and revolving credit facility combined. We had $172.5 million of commercial paper borrowings at the end of the first nine months of 2007, compared to $164.5 million at the end of fiscal year 2006. Internationally, excluding Sandora, we had revolving credit facility borrowings of $4.0 million at the end of the third quarter of 2007 compared to $9.2 million at the end of fiscal year 2006. We acquired $15.9 million of short-term debt associated with Sandora, of which $4.2 million was paid during the third quarter of 2007.

     During the first nine months of 2007 and 2006, we repurchased 2.7 million and 6.3 million shares, respectively, of our common stock for $59.4 million and $150.7 million, respectively. The issuance of common stock, including treasury shares, for the exercise of stock options resulted in cash inflows of $48.2 million in the first nine months of 2007, compared to $23.0 million in the first nine months of 2006.
     Our Board of Directors declared a quarterly dividend of $0.13 per share on PepsiAmericas common stock for the first, second and third quarters of 2007. The third quarter dividend was payable October 1, 2007 to shareholders of record on September 14, 2007. In the first nine months of 2007, we paid cash dividends of $48.6 million, which included the fourth quarter of 2006 dividend of $15.9 million. The fourth quarter of 2006 and first and second quarter of 2007 dividends were based on a dividend rate of $0.125 and $0.13 per share, respectively. In the first nine months of 2006, we paid cash dividends of $43.3 million, which included the fourth quarter 2005 dividend of $11.2 million. The fourth quarter of 2005 and first and second quarter of 2006 dividends were based on a dividend rate of $0.085 and $0.125 per share, respectively.
     See the Annual Report on Form 10-K for fiscal year 2006 for a summary of our contractual obligations as of the end of fiscal year 2006. There were no significant changes to such contractual obligations in the first nine months of 2007. We believe that our operating cash flows are sufficient to fund our existing operations and contractual obligations for the foreseeable future. In addition, we believe that our operating cash flows, available lines of credit, and the potential for additional debt and equity offerings will provide sufficient resources to fund our future growth and expansion. There are a number of options available to us and we continue to examine the optimal uses of our cash, including reinvesting in our existing business, repurchasing our stock and acquisitions with an appropriate economic return.
     Discontinued operations. We continue to be subject to certain indemnification obligations, net of insurance, under agreements related to previously sold subsidiaries, including indemnification expenses for potential environmental and tort liabilities of these former subsidiaries. There is significant uncertainty in assessing our potential expenses for complying with our indemnification obligations, as the determination of such amounts is subject to various factors, including possible insurance recoveries and the allocation of liabilities among other potentially responsible and financially viable parties. Accordingly, the ultimate settlement and timing of cash requirements related to such indemnification obligations may vary significantly from the estimates included in our financial statements. At the end of the third quarter of 2007, we had recorded $44.9 million in liabilities for future remediation and other related costs arising out of our indemnification obligations. This amount excludes possible insurance recoveries and is determined on an undiscounted cash flow basis. In addition, we have funded coverage pursuant to an insurance policy (the “Finite Funding”) purchased in fiscal year 2002, which reduces the cash required to be paid by us for certain environmental sites pursuant to our indemnification obligations. The Finite Funding amount recorded was $11.9 million at the end of the third quarter of 2007, of which approximately $4 million is expected to be recovered in the next 12 months based on our expenditures, and thus, is included as a current asset.
     During the first nine months of 2007 and 2006, we paid, net of taxes, approximately $7.5 million and $11.5 million, respectively, related to such indemnification obligations, including the offsetting benefit of insurance recovery settlements of $4.6 million and $5.7 million, respectively, on an after-tax basis. We expect to spend approximately $25 million on a pre-tax basis in fiscal year 2007 for remediation and other related costs, excluding possible insurance recoveries and the benefit of income taxes (see Note 13 to the Condensed Consolidated Financial Statements for further discussion of discontinued operations and related environmental liabilities).
RELATED PARTY TRANSACTIONS
     We are a licensed producer and distributor of Pepsi branded carbonated and non-carbonated soft drinks and other non-alcoholic beverages in the U.S., Central Europe and the Caribbean. We operate under exclusive franchise agreements with soft drink concentrate producers, including “master” bottling and fountain syrup agreements with PepsiCo, Inc. for the manufacture, packaging, sale and distribution of Pepsi branded products. The franchise agreements exist in perpetuity and contain operating and marketing commitments and conditions for termination. As of the end of the first nine months of 2007, PepsiCo beneficially owned approximately 44 percent of PepsiAmericas’ outstanding common stock.

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
     PepsiCo provides various procurement services under a shared services agreement. Under such agreement, PepsiCo negotiates with various suppliers the cost of certain raw materials by entering into raw material contracts on our behalf. PepsiCo also collects and remits to us certain rebates from the various suppliers related to our procurement volume. In addition, PepsiCo acts as our agent in the execution of derivative contracts associated with certain anticipated raw material purchases.
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
Commodity Prices
     We purchase commodity inputs such as aluminum for our cans, resin for our polyethylene terephthalate (“PET”) bottles, natural gas, diesel fuel, unleaded gasoline, high fructose corn syrup, and sugar to be used in our operations. These commodities are subject to price fluctuations that may create price risk. Our ability to recover higher product costs through price increases to customers may be limited due to the competitive pricing environment that exists in the soft drink business. We use derivative financial instruments to hedge price fluctuations for a portion of anticipated purchases of certain commodities used in our operations. We have policies governing the hedging instruments we may use, including a policy to not enter into derivative contracts for speculative or trading purposes.
     At the end of the third quarter of 2007, we have economically hedged a portion of our anticipated diesel fuel purchases through December 2007. The derivative instruments were not designated as hedges for accounting purposes.
Interest Rates
     In the first nine months of 2007, the risk from changes in interest rates was not material to our operations because a significant portion of our debt issues represented fixed rate obligations. At the end of the third quarter of 2007, approximately twenty percent of our debt issues were variable rate obligations. Our floating rate exposure relates to changes in the six-month London Interbank Offered Rate (“LIBOR”) rate and the federal funds rate. Assuming consistent levels of floating rate debt with those held at the end of the third quarter of 2007, a 50 basis-point (0.5 percent) change in each of these rates would not have had a significant impact on our third quarter and first nine months of 2007 interest expense. We had cash equivalents throughout the first nine months of 2007, principally invested in money market funds, which were most closely tied to overnight Federal Funds rates. Assuming a 50 basis-point change in the rate of interest associated with our cash equivalents at the end of the third quarter 2007, interest income for the third quarter and first nine months of 2007 would not have changed by a significant amount.
Currency Exchange Rates
     Because we operate outside the U.S., we are subject to risk resulting from changes in currency exchange rates. Currency exchange rates are influenced by a variety of economic factors including local inflation, growth, interest rates and governmental actions, as well as other factors. Any positive cash flows generated have been reinvested in operations, excluding repayments of intercompany loans from the manufacturing operations in Poland and the Czech Republic. Our investment in markets outside the U.S. has increased during the past several years and as such, our exposure to currency risk has increased.
     Based on net sales, non-U.S. operations represented approximately 26 percent and 23 percent of our total operations in the third quarter and first nine months of 2007, respectively. Changes in currency exchange rates impact the translation of the non-U.S. operations’ results from their local currencies into U.S. dollars. If the currency exchange rates had changed by ten percent in the third quarter and first nine months of 2007, we estimate the impact on reported operating income for those periods would have been approximately $5 million and $10 million, respectively. Our estimate reflects the fact that a portion of the non-U.S. operations costs are denominated in U.S. dollars, including concentrate purchases. This estimate does not take into account the possibility that rates can move in opposite directions and that gains in one category may or may not be offset by losses from another category.

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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 29, 2007, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during the quarter ended September 29, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     On August 20, 2007, a joint venture in which we hold a 60 percent interest completed the purchase of 80 percent of Sandora, LLC (“Sandora”), and we are currently in the process of integrating Sandora activities. The impact of the purchase of Sandora has not materially affected, and is not reasonably likely to materially affect, our internal control over financial reporting. However, as a result of our integration activities, controls will be periodically changed. We believe we will be able to maintain sufficient controls over the substantive results of our financial reporting throughout the integration process. In addition, we expect the scope of management’s assessment as of the end of our fiscal year to exclude the Sandora purchase, as permitted under Frequently Asked Question No. 3 (September 24, 2007) regarding Release No. 34-47986, “Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports” (June 5, 2003).

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     No new material legal proceedings and no material changes to previously reported legal proceedings to be reported for the third quarter of 2007.
Item 1A. Risk Factors
     There have been no material changes with respect to the risk factors disclosed in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Our share repurchase program activity for each of the three months and the quarter ended September 29, 2007 was as follows:

	Total	Total Number of	Maximum Number
	Number of	Shares Purchased	of Shares that May
	Shares	as Part of Publicly	Yet Be Purchased
	Purchased	Announced Plans	Under the Plans or
Period	(1)	or Programs (2)	Programs (3)
July 1 — July 28, 2007	—	32,840,500	7,159,500
July 29 — August 25, 2007	—	32,840,500	7,159,500
August 26 — September 29, 2007	—	32,840,500	7,159,500

For the Quarter Ended Sept. 29, 2007	—

(1)	Represents shares purchased in open-market transactions pursuant to our publicly announced repurchase program.

(2)	Represents cumulative shares purchased under previously announced share repurchase authorizations by the Board of Directors. Share repurchases began in 1999 under an authorization for 15 million shares announced on November 19, 1999. These amounts are not included in the table above. On December 19, 2002, the Board of Directors authorized the repurchase of 20 million additional shares. The Board of Directors later authorized the repurchase of 20 million additional shares as announced on July 21, 2005. Share repurchase activity for the last two authorizations is included in the table above.

(3)	As noted above, on July 21, 2005 we announced that our Board of Directors authorized the repurchase of 20 million additional shares under a previously authorized repurchase program. This repurchase authorization does not have a scheduled expiration date.
Item 5. Other Information
(a)	Item 8.01. Other Events. On October 25, 2007, our Board of Directors declared a dividend of $0.13 per share on PepsiAmericas common stock. The dividend is payable January 2, 2008 to shareholders of record on December 14, 2007. Our Board of Directors reviews the dividend policy on a quarterly basis.
Item 6. Exhibits
See “Exhibit Index.”

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEPSIAMERICAS, INC.
Dated: November 1, 2007	By:	/s/ ALEXANDER H. WARE
Alexander H. Ware
Executive Vice President and Chief Financial Officer (As Principal Financial Officer, Chief Accounting Officer and Duly Authorized Officer of PepsiAmericas, Inc.)

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-64292) filed on June 29, 2001).

3.2	By-Laws, as amended and restated on December 14, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed on December 18, 2006).

4.1	Form of 5.75% Note due 2012 (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed on July 12, 2007).

10.1	Shareholder Agreement between PAS Luxembourg s.a.r.l. and Linkbay Limited (PepsiCo Cyprus) and Sandora Holdings, B.V. dated as of August 14, 2007.

10.2	Amended and Restated Stock Purchase Agreement by and among PepsiAmericas, Inc., PepsiCo, Inc., Igor Yevgenovych Bezzub, and Raimondas Tumenas dated as of August 17, 2007.

10.3	Amended and Restated Stock Purchase Agreement by and among PepsiAmericas, Inc., PepsiCo, Sergiy Oleksandrovych Sypko, Olena Mykhailivna Sypko, Oleksiy Sergiyovich Sypko and Andriy Serviyovich Sypko dated as of August 17, 2007.

10.4	Underwriting Agreement by and among PepsiAmericas, Inc., Citigroup Global Markets Inc. and Morgan Stanley & Co. Incorporated, as representatives of the several underwriters, dated July 11, 2007 (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed on July 12, 2007).

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.