Form 10-K
period 2007-12-29
PEPSIAMERICAS INC/IL/
filed 2008-02-27
CIK 1084230

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2007.
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
Preferred Share Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates (assuming for the sole purpose of this calculation, that all directors and officers of the registrant are “affiliates”) was $1,415.0 million (based on the closing sale price of the registrant’s common stock as reported on the New York Stock Exchange). The number of shares of common stock outstanding at that date was 128,231,175 shares.

The number of shares of common stock outstanding as of February 22, 2008 was 128,647,121.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this document is incorporated by reference to specified portions of the registrant’s definitive proxy statement for the annual meeting of shareholders to be held April 24, 2008.

PEPSIAMERICAS, INC.

FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 29, 2007

PART I

Item 1.	Business.

General

On November 30, 2000, Whitman Corporation merged with PepsiAmericas, Inc. (the “former PepsiAmericas”), and in January 2001, the combined entity changed its name to PepsiAmericas, Inc. (referred to as “PepsiAmericas,” “we,” “our” and “us”). We manufacture, distribute and market a broad portfolio of beverage products in the United States (“U.S.”), Central and Eastern Europe (“CEE”) and the Caribbean, and have expanded our distribution to include snack foods and beer in certain markets.

We sell a variety of brands that we bottle under licenses from PepsiCo, Inc. (“PepsiCo”) or PepsiCo joint ventures, which accounted for approximately 90 percent of our total net sales in fiscal year 2007. We account for approximately 19 percent of all PepsiCo beverage products sold in the U.S. In some territories, we manufacture, package, sell and distribute products under brands licensed by companies other than PepsiCo, and in some territories we distribute our own brands, such as Toma brands in CEE and the Caribbean and Sandora brands in Ukraine.

Our distribution channels for the retail sale of our products include supermarkets, supercenters, club stores, mass merchandisers, convenience stores, gas stations, small grocery stores, dollar stores and drug stores. We also distribute our products through various other channels, including restaurants and cafeterias, vending machines and other formats that provide for immediate consumption of our products. In fiscal year 2007, our largest distribution channels were supermarkets and supercenters, and our fastest growing channels were club stores, drug stores, and dollar stores.

We deliver our products through these channels primarily using a direct store delivery system. In our territories, we are responsible for selling products, providing timely service to our existing customers, and identifying and obtaining new customers. We are also responsible for local advertising and marketing, as well as executing national and regional selling programs created by brand owners in our territories. The bottling business is capital intensive. Manufacturing operations require specialized high-speed equipment, and distribution requires investment in trucks and warehouse facilities as well as extensive placement of fountain equipment, cold drink vending machines and coolers.

In the third quarter of 2007, a PepsiAmericas and PepsiCo joint venture acquired an 80 percent interest in Sandora LLC (“Sandora”). In the fourth quarter of 2007, the joint venture acquired the remaining 20 percent. Sandora manufactures and distributes a variety of juice brands and is the market leader in the high growth juice category in Ukraine. Under the terms of the joint venture agreement, we hold a 60 percent interest and PepsiCo holds a 40 percent interest in the joint venture. In the third quarter of 2007, we purchased a 20 percent interest in a joint venture that owns Agrima JSC (“Agrima”). Agrima produces, sells and distributes PepsiCo products and other beverages throughout Bulgaria.

In June 2005, we acquired 49 percent of the outstanding stock of Quadrant-Amroq Bottling Company Limited (“QABCL” or “Romania”). In July 2006, we completed the acquisition of the remaining 51 percent of QABCL. QABCL, through its subsidiaries, produces, sells, and distributes Pepsi and other beverages throughout Romania. In January 2005, we completed the acquisition of Central Investment Corporation (“CIC”), the seventh largest Pepsi bottler in the U.S. CIC had bottling operations in southeast Florida and central Ohio.

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

Business Segments

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 21 to the Consolidated Financial Statements for additional information regarding business and operating results of our geographic segments. See “Risk Factors” in Item 1A for additional information regarding specific risks in our international operations.

Relationship with PepsiCo

PepsiCo beneficially owned approximately 44 percent of PepsiAmericas’ outstanding common stock as of the end of fiscal year 2007.

While we manage all phases of our operations, including pricing of our products, PepsiAmericas and PepsiCo exchange production, marketing and distribution information, which benefits both companies’ respective efforts to lower costs, improve quality and productivity and increase product sales. We have a significant ongoing relationship with PepsiCo and have entered into a number of significant transactions and agreements with PepsiCo. We expect to enter into additional transactions and agreements with PepsiCo in the future.

We purchase concentrates from PepsiCo, pay royalties related to Aquafina products, and manufacture, package, sell, and distribute cola and non-cola beverages under various bottling agreements with PepsiCo. These agreements give us the right to manufacture, package, sell and distribute beverage products of PepsiCo in both bottles and cans, as well as fountain syrup in specified territories. These agreements provide PepsiCo with the ability to set prices of concentrates, as well as the terms of payment and other terms and conditions under which we purchase such concentrates. See “Franchise Agreements” for discussion of significant agreements. We also purchase finished beverage and snack food products from PepsiCo, as well as products from certain affiliates of PepsiCo.

Other significant transactions and agreements with PepsiCo include arrangements for marketing, promotional and advertising support; manufacturing services related to PepsiCo’s national account customers; procurement of raw materials; and the acquisition of Sandora (see “Related Party Transactions” in Item 7 and Note 22 to the Consolidated Financial Statements for further discussion).

Products and Packaging

Our portfolio of beverage products includes some of the best-recognized trademarks in the world. Our three largest brands in terms of volume are Pepsi, Diet Pepsi and Mountain Dew. While the majority of our volume is derived from brands licensed from PepsiCo and PepsiCo joint ventures, we also sell and distribute brands licensed from others, as well as some of our own brands. Our top five beverage brands in fiscal year 2007 by geographic segment are listed below:

U.S.	CEE	Caribbean

Pepsi	Pepsi	Pepsi
Mountain Dew	Toma Water	7UP
Diet Pepsi	Slice	Desnoes and Geddes
Aquafina	Lipton Iced Teas	Malta Polar
Diet Mountain Dew	Kristalyviz	Aquafina

In addition to the beverage products described above, we distribute snack food products in Trinidad and Tobago, the Czech Republic, and Hungary pursuant to a distribution agreement with Frito-Lay, Inc., a subsidiary of PepsiCo.

Our beverages are available in different package types, including but not limited to, aluminum cans, glass and polyethylene terephthalate (“PET”) bottles, paperboard cartons and bag-in-box packages for fountain use. The can and bottle packages are available in both single-serve and multi-pack offerings.

Territories

In the U.S., we serve a significant portion of a 19-state region, primarily in the Midwest. Internationally, we serve Central and Eastern European and Caribbean markets, including Poland, Hungary, the Czech Republic, Republic of Slovakia, Romania, Ukraine, Puerto Rico, Jamaica, the Bahamas, and Trinidad and Tobago. We have distribution rights and distribute in Moldova, Estonia, Latvia, Lithuania and Barbados. We serve areas with a total population of approximately 200 million people in these markets. In addition, through our Sandora investment, we sell Sandora-branded products to third-party distributors in Belarus, Azerbaijan, Russia and other countries in Eastern Europe and Central Asia. Although we distribute Frito-Lay products in Ukraine, we currently do not distribute any Pepsi branded beverage products in the Ukraine. We also have a 20 percent equity investment in Agrima which gives us a market presence in Bulgaria. In fiscal year 2007, we derived approximately 76 percent of our net sales from U.S. operations and approximately 24 percent of our net sales from international operations (see Note 21 to the Consolidated Financial Statements for further discussion).

Sales, Marketing and Distribution

Our sales and marketing approach varies by region and channel to respond to unique local competitive environments. In the U.S., channels with larger stores can accommodate a number of beverage suppliers and, therefore, marketing efforts tend to focus on increasing the amount of shelf space and the number of displays in any given outlet. In locations where our products are purchased for immediate consumption, marketing efforts are aimed not only at securing the account but also on providing equipment that facilitates the sale of cold beverages, such as vending machines, coolers and fountain equipment.

Package mix is an important consideration in the development of our marketing plans. Although some packages are more expensive to produce and distribute, in certain channels those packages may have higher average selling prices. For example, a packaged product that is sold cold for immediate consumption generally has better margins than a product that is sold to take home. This cold drink channel includes vending machines and coolers. We own a majority of the vending machines used to dispense our products. We refurbish a majority of our cold drink equipment in our refurbishment centers in the U.S. and Puerto Rico.

In the U.S., we distribute directly to a majority of customers in our licensed territories through a direct store distribution system. Our sales force is key to our selling efforts as it continually interacts with our customers to promote and sell our products. We utilize Next Generation, a pre-sell system, that allows sales managers to call accounts in advance to determine how much product and promotional material to deliver. We have continued to address internal capabilities and efficiencies throughout our organization. In fiscal year 2007, we realigned our organization in the U.S. from a sales organization based on geography to one built around customer channels. This new structure enables us to dedicate more resources and sales support to channels and customers that are growing and helps us to align more directly with the way our customers do business. We also operate a call center, Pepsi Connect, in Fargo, North Dakota, which enables us to provide the level of service our customers require in a manner that is cost effective.

In the U.S., the direct store distribution system is used for all packaged goods and certain fountain accounts. We have the exclusive right to sell and deliver fountain syrup to local customers in our territories. We have a number of sales people who are responsible for calling on prospective fountain accounts, developing relationships, selling products and interacting with customers on an ongoing basis. We also manufacture and distribute fountain products and provide fountain equipment service to PepsiCo customers in certain of our territories in accordance with various agreements with PepsiCo.

In our international markets, we use both direct store distribution systems and third-party distributors. In these less developed markets, small retail outlets represent a large percentage of the market. However, with the emergence of larger, more sophisticated retailers in CEE, the percentage of total soft drinks sold to supermarkets and other larger accounts is increasing. In order to optimize the infrastructure in CEE and the Caribbean, we use an alternative sales and distribution strategy in which third-party distributors are utilized in certain locations in an effort to reduce delivery costs and expand our points of distribution.

Franchise Agreements

We conduct our business primarily under franchise agreements with PepsiCo. These agreements give us the exclusive right in specified territories to manufacture, package, sell and distribute PepsiCo beverages, and to use the related PepsiCo tradenames and trademarks. These agreements require us, among other things, to purchase concentrates for the beverages solely from PepsiCo, at prices established by PepsiCo, to use only PepsiCo authorized containers, packages and labeling, and to diligently promote the sale and distribution of PepsiCo beverages. We also have similar agreements with other brand owners such as Cadbury Schweppes plc.

Set forth below is a summary of our Master Bottling Agreement with PepsiCo, pursuant to which we manufacture, package, sell and distribute cola and non-cola beverages in the U.S and in certain countries outside the U.S. In addition, we have similar arrangements with other companies whose brands we produce and distribute. Generally, the franchise agreements exist in perpetuity and contain operating and marketing commitments and conditions for termination. Also set forth below is a summary of our Master Fountain Syrup Agreement with PepsiCo, pursuant to which we manufacture, sell and distribute fountain syrup for PepsiCo beverages.

Master Bottling Agreement.  The Master Bottling Agreement (the “Bottling Agreement”) under which we manufacture, package, sell and distribute cola and non-cola beverages bearing the Pepsi-Cola and Pepsi trademarks was entered into in November 2000. The Bottling Agreement gives us the exclusive and perpetual right to distribute cola beverages for sale in specified territories in authorized containers, with the exception of Romania. In Romania, our agreement has certain performance measures that, if exceeded, enable the agreement to automatically renew. The Bottling Agreement provides that we will purchase our entire requirements of concentrates for cola beverages from PepsiCo at prices, and on terms and conditions, determined from time to time by PepsiCo. PepsiCo has no rights under the Bottling Agreement with respect to the prices at which we sell our products. PepsiCo may determine from time to time what types of containers we are authorized to use.

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

The Bottling Agreement provides that PepsiCo may, in its sole discretion, reformulate any of the cola beverages or discontinue them, with some limitations, so long as all cola beverages are not discontinued. PepsiCo may also introduce new beverages under the Pepsi-Cola trademarks or any modification thereof. If that occurs, we will be obligated to manufacture, package, sell and distribute such new beverages with the same obligations as then exist with respect to other cola beverages. We are prohibited from producing or handling cola products, other than those of PepsiCo, or products or packages that imitate, infringe or cause confusion with the products, containers or trademarks of PepsiCo. The Bottling Agreement also imposes requirements with respect to the use of PepsiCo’s trademarks, authorized containers, packaging and labeling.

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

The Syrup Agreement contains provisions that are similar to those contained in the Bottling Agreement with respect to pricing, territorial restrictions with respect to local customers and national customers electing direct-to-store delivery only, planning, quality control, transfer restrictions and related matters. The Syrup Agreement, which we entered into in November 2000, had an initial term of five years and was automatically renewed for an additional five-year period in November 2005 on the same terms and conditions. The Syrup Agreement is automatically renewable for additional five-year periods unless PepsiCo terminates it for cause. PepsiCo has the right to terminate the Syrup Agreement without cause at any time upon 24 months’ notice. If PepsiCo terminates the Syrup Agreement without cause, PepsiCo is required to pay us the fair market value of our rights thereunder. The Syrup Agreement will terminate if PepsiCo terminates the Bottling Agreement.

Advertising

We obtain the benefits of national advertising campaigns conducted by PepsiCo and the other beverage companies whose products we sell. We supplement PepsiCo’s national ad campaigns by purchasing advertising in our local markets, including the use of television, radio, print and billboards. We also make extensive use of in-store, point-of-sale displays to reinforce national and local advertising and to stimulate demand.

Raw Materials and Manufacturing

Expenditures for concentrates constitute our largest individual raw material cost. We buy various soft drink concentrates from PepsiCo and other soft drink companies, and mix them with other ingredients in our plants, including water, carbon dioxide and sweeteners. Artificial sweeteners are included in the concentrates we purchase for diet soft drinks. In addition to soft drink concentrates, we buy juice concentrates for our Toma and Sandora juice brands.

In addition to concentrates, we purchase sweeteners, glass and PET bottles, aluminum cans, closures, paperboard cartons, bag-in-box packages, syrup containers, other packaging materials and carbon dioxide. We purchase raw materials and supplies, other than concentrates, from multiple suppliers. PepsiCo acts as our agent for the purchase of several such raw materials (see “Related Party Transactions” in Item 7 and Note 22 to the Consolidated Financial Statements for further discussion of PepsiCo’s procurement services).

A portion of our contractual cost of cans, PET bottles and sweeteners is subject to price fluctuations based on commodity price changes in aluminum, PET resin, corn and sugar. We periodically use derivative financial instruments to hedge the price risk associated with anticipated purchases of commodities.

The inability of suppliers to deliver concentrates or other products to us could adversely affect operating results. None of the raw materials or supplies in use is currently in short supply, although factors outside of our control could adversely impact the future availability of these supplies.

Seasonality

Sales of our products are seasonal, with the second and third quarters generating higher net sales than the first and fourth quarters. Approximately 53 percent of our net sales in fiscal year 2007 was generated during the second and third quarters. Net sales in our CEE operations tend to be more seasonal and sensitive to weather conditions than our U.S. and Caribbean operations.

Competition

The carbonated soft drink and the non-carbonated beverage markets are highly competitive. Our principal competitors are bottlers who produce, package, sell and distribute Coca-Cola products. Additionally, in both the carbonated soft drink and non-carbonated beverage markets, we also compete with bottlers and distributors of nationally advertised and marketed products, bottlers and distributors of regionally advertised and marketed products, and bottlers of private label products sold in chain stores. The industry competes primarily on the basis of advertising to create brand awareness, price and price promotions, retail space management, customer service, consumer points of access, new products, packaging innovations and distribution methods. We believe that brand recognition is a primary factor affecting our competitive position.

Employees

We employed approximately 20,700 people worldwide as of the end of fiscal year 2007. This included approximately 12,200 employees in our U.S. operations and approximately 8,500 employees in our international operations. Employment levels are subject to seasonal variations. We are a party to collective bargaining agreements covering approximately 5,700 employees in the U.S. and Puerto Rico. Fourteen agreements covering approximately 1,570 employees will be renegotiated in 2008. We regard our employee relations as generally satisfactory.

Government Regulation

Our operations and properties are subject to regulation by various federal, state and local governmental entities and agencies in the U.S., as well as foreign governmental entities. As a producer of beverage products, we are subject to production, packaging, quality, labeling and distribution standards in each of the countries where we have operations including, in the U.S., those of the Federal Food, Drug and Cosmetic Act. In the U.S., we are also subject to the Soft Drink Interbrand Competition Act, which permits us to retain an exclusive right to manufacture, distribute and sell a soft drink product in a geographic territory if the soft drink product is in substantial and effective competition with other products of the same class in the same market or markets. We believe that there is such substantial and effective competition in each of the exclusive territories in which we operate. The operations of our production and distribution facilities are subject to various federal, state and local environmental laws and workplace regulations both in the U.S. and abroad. These laws and regulations include, in the U.S., the Occupational Safety and Health Act, the Unfair Labor Standards Act, the Clean Air Act, the Clean Water Act and laws relating to the maintenance of fuel storage tanks. We believe that our current legal and environmental compliance programs adequately address these areas and that we are in substantial compliance with applicable laws and regulations.

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

In fiscal year 2001, we investigated the use of insurance products to mitigate risks related to our indemnification obligations under the 1988 agreement, as amended. We oversaw a comprehensive review of the former facilities operated or impacted by Pneumo Abex. Advances in the techniques of retrospective risk evaluation and increased experience (and therefore available data) at our former facilities made this comprehensive review possible. The review was completed in fiscal year 2001 and was updated in fiscal year 2005.

During fiscal year 2007, we recorded a charge of $2.1 million, net of taxes, related to revised estimates for environmental remediation, legal and related administrative costs. As of the end of fiscal year 2007, we had $40.2 million accrued to cover potential indemnification obligations, compared to $60.3 million recorded as of the end of fiscal year 2006. The decrease was primarily due to payments made during the year for remediation activities, legal and administrative fees and settlement costs or negotiations. This indemnification obligation includes costs associated with approximately 15 sites in various stages of remediation or negotiations. At the present time, the most significant remaining indemnification obligation is associated with the Willits site, as discussed below, while no other single site has significant estimated remaining costs associated with it. Of the total amount accrued, $19.5 million and $26.2 million were classified as a current liability as of the end of fiscal year 2007 and 2006, respectively. The amounts exclude possible insurance recoveries and are determined on an undiscounted cash flow basis. The estimated indemnification liabilities include expenses for the investigation and remediation of identified sites, payments to third parties for claims and expenses (including product liability and toxic tort claims), administrative expenses, and the expenses of on-going evaluations and litigation. We expect a significant portion of the accrued liabilities will be spent during the next five years.

Included in our indemnification obligations is financial exposure related to certain remedial actions required at a facility that manufactured hydraulic and related equipment in Willits, California. Various chemicals and metals contaminate this site. A final consent decree was issued in August 1997 and amended in December 2000 in the case of the People of the State of California and the City of Willits, California v. Remco Hydraulics, Inc. The final consent decree established a trust (the “Willits Trust”) which is obligated to investigate and clean up this site. We are currently funding the Willits Trust and the investigation and interim remediation costs on a year-to-year basis as required in the final amended consent decree. We have accrued $15.4 million for future remediation and trust administration costs, with the majority of this amount to be spent over the next several years.

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

Essentially all of the assets of the Trust were expended by the Trust in connection with the purchase of the insurance coverage, the Finite Funding and related expenses. These actions were taken to fund remediation and related costs associated with the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries and to protect against additional future costs in excess of our self-insured retention. The original amount of self-insured retention (the amount we must pay before the insurance carrier is obligated to begin payments) was $114.0 million of which $50.2 million has been eroded, leaving a remaining self-insured retention of $63.8 million as of the end of fiscal year 2007. The estimated range of aggregate exposure related only to the remediation costs of such environmental liabilities is approximately $20 million to $45 million. We had accrued $23.7 million at the end of fiscal year 2007 for remediation costs, which is our best estimate of the contingent liabilities related to these environmental matters. The Finite Funding may be used to pay a portion of the $23.7 million and thus reduces our future cash obligations. Amounts recorded in our Consolidated Balance Sheets related to Finite Funding were $11.5 million and $13.7 million as of the end of fiscal years 2007 and 2006, respectively, and were recorded in “Other assets,” net of $4.7 million and $4.2 million recorded in “Other current assets” as of the end of fiscal years 2007 and 2006, respectively.

In addition, we had recorded other receivables of $2.6 million and $7.8 million as of the end of fiscal years 2007 and 2006, respectively, for future probable amounts to be received from insurance companies and other responsible parties. These amounts were recorded in “Other current assets” as of the end of fiscal year 2007 and in “Other assets” as of the end of fiscal year 2006 in the Consolidated Balance Sheets. Of this total, no portion of the receivable was reflected as current as of the end of fiscal year 2006.

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

During the second quarter of 2006, the Trustee’s motion to dismiss, in which we had joined, was granted and three counts against us based on the use of Trust funds were dismissed with prejudice, as were all counts against the Trustee, on the grounds that Cooper lacks standing to pursue these counts because it is not a beneficiary under the Trust. We then filed a separate motion to dismiss the remaining counts against us. Our motion was granted during the second quarter of 2006 and all remaining counts against us were dismissed with prejudice. Cooper subsequently filed a notice of appeal with regard to all rulings by the court dismissing the counts against us and the Trustee. Prior to any oral argument, the appellate court on September 7, 2007 issued an opinion affirming the trial court’s opinion. Cooper subsequently filed motion papers asking the Illinois Supreme Court to accept a discretionary appeal of the rulings. The Trustee then filed an opposition brief explaining why the Illinois Supreme Court should not allow another appeal, and we joined in that brief. On November 29, 2007, the Supreme Court of Illinois denied Cooper’s petition for leave to appeal the appellate court’s September 7, 2007 ruling. Cooper has until February 27, 2008 to file a petition for certiorari seeking discretionary review by the United States Supreme Court.

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

In fiscal year 2004, we noted that three mass-filed lawsuits accounted for thousands of claims for which Pneumo Abex claimed indemnification. During the fourth quarter of fiscal year 2005, these and other related claims were resolved for an amount we viewed as reasonable given all of the circumstances and consistent with our prior judgments as to valuation. We have received year-end 2007 claim statistics from law firms and Pneumo Abex which reflect the resolution of those claims and the remaining cases for which Pneumo Abex claims indemnification from PepsiAmericas. After giving effect to the noted resolution of prior mass-filed claims, there are less than 7,500 claims for which indemnification is claimed at the end of fiscal year 2007. Of these claims, approximately 5,500 are filed in federal court and are subject to orders issued by the Multi-District Litigation panel, which effectively stay all federal claims, subject to specific requests to activate a particular claim or a discrete group of claims. The remaining cases are in state court and some are in “pleural registries” or other similar classifications that cause a case not to be allowed to go to trial unless there is a specific showing as to a particular plaintiff. Over 50 percent of the state court claims were filed prior to or in 1998. Prior to 1980, sales ceased for the asbestos-containing product claimed to have generated the largest subset of the open cases, and, therefore, we expect a decreasing rate of individual claims for that subset of cases. We oversee monitoring of the defense of the underlying claims that are or may be indemnifiable by us.

At the end of fiscal years 2007 and 2006, we had accrued $4.0 million and $5.5 million, respectively, related to product liability. These accruals primarily relate to probable asbestos claim settlements and legal defense costs. We also have additional amounts accrued for legal and other costs associated with obtaining insurance recoveries for previously resolved and currently open claims and their related costs. These amounts are included in the total liabilities of $40.2 million accrued as of the end of fiscal year 2007. In addition to the known and probable asbestos claims, we may be subject to additional asbestos claims that are possible for which no reserve had been established as of the end of fiscal year 2007. These additional reasonably possible claims are primarily asbestos related and the aggregate exposure related to these possible claims is estimated to be in the range of $4 million to $17 million. These amounts are undiscounted and do not reflect any insurance recoveries that we will pursue from insurers for these claims.

In addition, three lawsuits have been filed in California, which name several defendants including certain of our prior subsidiaries. The lawsuits allege that we and our former subsidiaries are liable for personal injury and/or property damage resulting from environmental contamination at the Willits facility. There are approximately 125 personal injury plaintiffs in the lawsuits seeking an unspecified amount of damages, punitive damages, injunctive relief and medical monitoring damages. We are actively defending the lawsuits. At this time, we do not believe these lawsuits are material to our business or financial condition.

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

Executive Officers of the Registrant

Our executive officers and their ages as of February 22, 2008 were as follows:

Name	Age	Position

Robert C. Pohlad	53	Chairman of the Board and Chief Executive Officer
Kenneth E. Keiser	56	President and Chief Operating Officer
Alexander H. Ware	45	Executive Vice President, Chief Financial Officer
G. Michael Durkin, Jr.	48	Executive Vice President, U.S.
James R. Rogers	53	Executive Vice President, International
Jay S. Hulbert	54	Executive Vice President, Worldwide Supply Chain
Anne D. Sample	44	Executive Vice President, Human Resources
Kenneth L. Johnsen	46	Senior Vice President, Chief Information Officer
Timothy W. Gorman	47	Senior Vice President, Controller
Andrew R. Stark	44	Vice President, Treasurer

Each executive officer has been appointed to serve until his or her successor is duly appointed or his or her earlier removal or resignation from office. There are no familial relationships between any director or executive officer. The following is a brief description of the business background of each of our executive officers.

Mr. Pohlad became Chief Executive Officer of PepsiAmericas in November 2000, was named Vice Chairman in January 2001 and became Chairman of the Board in January 2002. From 1987 to present, Mr. Pohlad has also served as President of Pohlad Companies. Mr. Pohlad is also a director of MAIR Holdings, Inc. and has served as its Chairman since March 2006.

Mr. Keiser was named President and Chief Operating Officer in January 2002 with responsibilities for the global operations of PepsiAmericas. Mr. Keiser is also a director of C.H. Robinson Worldwide, Inc.

Mr. Ware was named Executive Vice President, Chief Financial Officer in March 2005. From January 2003 to March 2005, Mr. Ware had served as Senior Vice President, Planning and Corporate Development.

Mr. Durkin was named Executive Vice President, U.S. in March 2005. Prior to this role, Mr. Durkin served as Chief Financial Officer of PepsiAmericas since 2000. Mr. Durkin also serves on the Board of Directors of The Schwan Food Company, Inc.

Mr. Rogers was named Executive Vice President, International in September 2004. Prior to this appointment, he served as Executive Vice President/General Manager of Central Europe since August 2000.

Mr. Hulbert was named Executive Vice President, Worldwide Supply Chain in January 2008. Prior to this appointment, he served as Senior Vice President, Supply Chain since December 2002.

Ms. Sample was named Executive Vice President, Human Resources in January 2008. Prior to this appointment, she served as Senior Vice President, Human Resources since May 2001.

Mr. Johnsen was named Senior Vice President, Chief Information Officer in July 2001. From November 1997 to June 2001, he served as Chief of Information Technology.

Mr. Gorman was named Senior Vice President, Controller in January 2008. Prior to this appointment, he served as Vice President and Controller since May 2003, and Vice President, Planning and Reporting from August 1999 to May 2003.

Mr. Stark was named Vice President, Treasurer in July 2002. Prior to his appointment, Mr. Stark served as Assistant Treasurer since August 1998.

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

Our operating results may fluctuate based on changes in marketplace conditions, especially customer and competitor consolidation; changes in consumer preferences, including our consumers’ shift from carbonated soft drinks to non-carbonated beverages; and unfavorable weather conditions in the territories in which we operate.

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

Health and wellness trends have decreased demand for sugared carbonated soft drinks and shifted interest to diet soft drinks and non-carbonated beverages. In the U.S., carbonated soft drink volume, which represented approximately 80 percent of our volume mix, declined 4 percent in both fiscal years 2007 and 2006. In response to changes in consumers’ preferences, we have increased our emphasis on diet carbonated soft drinks and non-carbonated beverages, including Aquafina, Sobe, Tropicana juice drinks, Lipton Iced Tea and energy drinks. Our business could be adversely impacted by a significant decline in sales of sugared carbonated soft drinks and our inability to offset that decline with sales of diet soft drinks and non-carbonated beverages. Because we rely mainly on PepsiCo to provide us with the products that we sell, if PepsiCo fails to develop innovative products that respond to these and other consumer trends, this could put us at a competitive disadvantage in the marketplace and adversely affect our business and financial results.

Our business could also be adversely affected by other consumer trends, such as consumer health concerns about obesity, product attributes and ingredients. Consumer preferences may change due to a variety of factors, including the aging of the general population, changes in social trends, changes in travel, vacation or leisure activity patterns or a downturn in economic conditions.

Additionally, our business is highly seasonal and unfavorable weather conditions in our markets may impact sales volume. Sales volumes in our CEE operations tend to be more sensitive to weather conditions than our U.S. and Caribbean operations.

Our business may be adversely impacted by unfavorable global and local economic, political and regulatory developments or other risks in the countries in which we operate.

Our operations are affected by local and global economic environments, including inflation, recession and currency volatility. Political and regulatory changes, some of which may be disruptive, can interfere with our supply chain, our customers and all of our activities in a particular location.

An increase in the price of raw materials, natural gas and fuel or a decrease in the availability of raw materials, natural gas and fuel could adversely affect our financial condition. Disruption of our supply chain also could have an adverse effect on our business, financial condition and operating results.

Increases in the price of ingredients, packaging materials, other raw materials, natural gas and fuel could adversely impact our earnings and financial condition if we are unable to pass along these higher costs to our customers. The inability of suppliers to deliver concentrate, raw materials, other ingredients and products to us could also adversely affect operating results. The inability of our suppliers to meet our requirements could result in short-term shortages until alternative sources of supply could be located. In particular, we require significant amounts of aluminum cans and PET bottle containers to support our requirements. Failure of our suppliers to meet our purchase requirements could reduce our profitability. In addition, we also require access to significant amounts of water. Any sustained interruption in the supply of these materials or any significant increase in their prices could have a material adverse effect on our business and financial results.

Energy prices, including the price of natural gas, gasoline and diesel fuel, are cost drivers for our business. Sustained high energy or commodity prices could negatively impact our operating results and demand for our products. Events such as natural disasters could impact the supply of fuel and could impact the timely delivery of our products to our customers.

Our ability to make, move and sell products is critical to our success. Damage or disruption to our supply chain, including our manufacturing or distribution capabilities, due to weather, natural disaster, fire or explosion, terrorism, pandemic, strikes or other reasons could impair our ability to manufacture, package, sell and distribute our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations, as well as require additional resources to restore our supply chain.

The successful operation of our business depends upon our relationship with PepsiCo, including its level of advertising, bottler incentives and brand innovation. We may also have conflicts of interest with PepsiCo.

We operate under various bottling agreements with PepsiCo that allow us to manufacture, package, sell and distribute carbonated and non-carbonated beverages. Our inability to comply with the terms and conditions established in these agreements could result in termination of bottling agreements which would have a material adverse impact on our short-term and long-term business. These agreements provide that we must purchase all of the concentrates for PepsiCo beverages at prices and on terms which are set by PepsiCo in its sole discretion. Any significant concentrate price increases could materially affect our business and financial results.

PepsiCo’s advertising campaigns and their effectiveness, bottler incentives provided by PepsiCo, and PepsiCo’s brand innovation directly impact our operations. Bottler incentives cover a variety of initiatives to support volume and market share growth. The level of support is negotiated regularly and can be increased or decreased at the discretion of PepsiCo. PepsiCo is under no obligation to continue past levels of support in the future. Material changes in expected levels of bottler incentive payments and other support arrangements could adversely affect future results of operations. Furthermore, if the sales volume of sugared carbonated soft drinks continues to decline, our sales volume growth will increasingly depend on product innovation by PepsiCo. Even if PepsiCo maintains a robust pipeline of new products, we may be unable to achieve volume growth through product and packaging initiatives.

PepsiCo also provides procurement services for certain raw materials which result in rebates from vendors as a result of procurement volume. Cost of goods sold may be negatively impacted if we are unable to maintain targeted volume levels to secure such anticipated rebates or if PepsiCo no longer provides this service on our behalf.

Our past and ongoing relationship with PepsiCo could give rise to conflicts of interest. These potential conflicts include balancing the objectives of increasing sales volume of PepsiCo beverages and maintaining or increasing our profitability. Other possible conflicts could relate to the nature, quality and pricing of services or products provided to us from PepsiCo or by us to PepsiCo.

In addition, under our Master Bottling Agreement, we must obtain PepsiCo’s approval to acquire any independent PepsiCo bottler. PepsiCo has agreed not to withhold approval for any acquisition within agreed-upon U.S. territories if we have successfully negotiated the acquisition and, in PepsiCo’s reasonable judgment, satisfactorily performed our obligations under the Master Bottling Agreement.

As of the end of fiscal year 2007, PepsiCo beneficially owned approximately 44 percent of our common stock. As a result, PepsiCo is able to significantly affect the outcome of our shareholder votes, thereby affecting matters concerning us. PepsiCo has expressed its intent to reduce its ownership status to 37 percent over the next several years to return to the ownership levels at the time of the Whitman Corporation and PepsiAmericas merger, which may impact the market price of our common stock.

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

Our international operations are exposed to foreign exchange rate fluctuations resulting from foreign currency transactions and translation of the operations’ financial results from local currency into U.S. dollars upon consolidation. As exchange rates vary, revenue, capital spending and other operating results, when translated, may differ materially from expectations.

The cost to remediate environmental concerns associated with previously owned subsidiaries could be materially different than our estimates.

We are subject to federal and state requirements for protection of the environment, including those for the remediation of contaminated sites related to previously owned subsidiaries. We routinely assess our environmental exposure, including obligations and commitments for remediation of contaminated sites and assessments of ranges and probabilities of recoveries from other potentially responsible parties, including insurance providers. Due to the regulatory complexities and risk of unidentified contaminants on our former properties, the potential exists for remediation costs to be materially different from the costs we have estimated.

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

A strike or work stoppage by our union employees, which represent approximately one-fourth of our workforce, could disrupt our business.

Approximately 28 percent of our employees are covered by collective bargaining agreements. These agreements expire at various dates, including some in fiscal year 2008. Our inability to successfully renegotiate these agreements could cause work stoppages and interruptions, which may adversely impact our operating results. The terms and conditions of existing or renegotiated agreements could also increase our costs or otherwise affect our ability to fully implement future operational changes to enhance our efficiency.

Our acquisition strategy may be limited by our ability to successfully consummate proposed acquisitions or integrate acquired businesses.

We intend to continue to pursue acquiring businesses that would strategically fit within our operations. We may be unable to consummate, successfully integrate and manage acquired businesses without substantial costs, delay or difficulties.

Technology failures could disrupt our operations and negatively impact our business.

We rely on information technology systems to process, transmit and store electronic information. If we do not effectively manage our information technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, and business disruptions.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our U.S. manufacturing facilities include ten owned and one leased combination bottling/canning plants, four owned bottling plants and two owned canning plants. International manufacturing facilities include four owned plants in Ukraine; two owned plants each in Poland, Hungary, the Czech Republic and Romania; and one owned plant each in Puerto Rico, the Bahamas, Jamaica and Trinidad. The total manufacturing area is approximately 2.9 million square feet. In addition, we operate 127 distribution facilities in the U.S., 51 distribution facilities in CEE and 9 distribution facilities in the Caribbean. Seventy-nine of the distribution facilities are leased and almost 6 percent of our U.S. production is from one leased domestic plant. We believe all facilities are adequately equipped and maintained and capacity is sufficient for our current needs. We currently operate a fleet of approximately 5,200 vehicles in the U.S. and approximately 2,000 vehicles internationally to service and support our distribution system. In addition, we own and lease various industrial and commercial real estate properties in the U.S.

In fiscal year 2007, we sold the operating assets of a leasing company, Whitman Leasing, which leased approximately 1,800 railcars comprised of locomotives, flatcars and hopper cars to the successor of the former Illinois Central Railroad Company. The lessee exercised a purchase option at the end of the lease agreement.

Item 3.	Legal Proceedings.

From approximately 1945 to 1995, various entities owned and operated a facility that manufactured hydraulic equipment in Willits, California. The plant site is contaminated by various chemicals and metals. On August 23, 1999, an action entitled Donna M. Avila, et al. v. Willits Environmental Remediation Trust, Remco Hydraulics, Inc., M-C Industries, Inc., Pneumo Abex Corporation and Whitman Corporation, Case No. C99-3941 CAL, was filed in U.S. District Court for the Northern District of California. On January 16, 2001, a second lawsuit, entitled Pamela Jo Alrich, et al. v. Willits Environmental Remediation Trust, et al., Case No. C 01 0266 SI, against essentially the same defendants was filed in the same court. In 2006, a third lawsuit, entitled Nickerman v. Remco Hydraulics, was filed against the same defendants. These three lawsuits are before the same judge in U.S. District Court for the Northern District of California. In these lawsuits, individual plaintiffs claim that PepsiAmericas is liable for personal injury and/or property damage resulting from environmental contamination at the facility. There were over 1,000 claims filed in the three lawsuits. The Court dismissed a large portion of the claims; and in 2006, we settled a significant number of the claims. Some of the remaining claims may be settled, go to trial or be appealed. As of the end of fiscal year 2007, there were approximately 125 personal injury plaintiffs in the lawsuits seeking an unspecified amount of damages, punitive damages, injunctive relief and medical monitoring damages from PepsiAmericas. We are actively defending the lawsuits. At this time, we do not believe these lawsuits are material to the business or financial condition of PepsiAmericas.

On May 31, 2005, Cooper Industries, LLC (“Cooper”) filed and later served a lawsuit against us, Pneumo Abex, LLC, and the Trustee of the Trust (the “Trustee”), captioned Cooper Industries, LLC v. PepsiAmericas, Inc., et al., Case No. 05 CH 09214 (Cook Cty. Cir. Ct.). The claims involve the Trust and insurance policy described in “Environmental Matters” in Item 1. Cooper asserts that it was entitled to access $34 million that previously was in the Trust and that was used to purchase the insurance policy. Cooper claims that Trust funds should have been distributed for underlying Pneumo Abex claims indemnified by Cooper. Cooper complains that we deprived it of access to money in the Trust because of the Trustee’s decision to use money in the Trust to purchase the insurance policy. Pneumo Abex, LLC, the corporate successor to our prior subsidiary, has been dismissed from the suit.

During the second quarter of 2006, the Trustee’s motion to dismiss, in which we had joined, was granted and three counts against us based on the use of Trust funds were dismissed with prejudice, as were all counts against the Trustee, on the grounds that Cooper lacks standing to pursue these counts because it is not a beneficiary under the Trust. We then filed a separate motion to dismiss the remaining counts against us. Our motion was granted during the second quarter of 2006 and all remaining counts against us were dismissed with prejudice. Cooper subsequently filed a notice of appeal with regard to all rulings by the court dismissing the counts against us and the Trustee. Prior to any oral argument, the appellate court on September 7, 2007 issued an opinion affirming the trial court’s opinion. Cooper subsequently filed motion papers asking the Illinois Supreme Court to accept a discretionary appeal of the rulings. The Trustee then filed an opposition brief explaining why the Illinois Supreme Court should not allow another appeal, and we joined in that brief. On November 29, 2007, the Supreme Court of Illinois denied Cooper’s petition for leave to appeal the appellate court’s September 7, 2007 ruling. Cooper has until February 27, 2008 to file a petition for certiorari seeking discretionary review by the United States Supreme Court.

We and our subsidiaries are defendants in numerous other lawsuits in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our financial condition, although amounts recorded in any given period could be material to the results of operations or cash flows for that period.

See also “Environmental Matters” in Item 1 and Note 20 to the Consolidated Financial Statements for further discussion.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The common stock of PepsiAmericas is listed and traded on the New York Stock Exchange under the stock trading symbol “PAS.” The table below sets forth the reported high and low sales prices as reported for New York Stock Exchange Composite Transactions for our common stock and indicates our dividends declared for each quarterly period for the fiscal years 2007 and 2006.

	Common Stock
			Dividends
	High	Low	Declared

2007:
First quarter	$22.32	$20.50	$0.13
Second quarter	26.60	22.27	0.13
Third quarter	32.96	23.47	0.13
Fourth quarter	35.99	31.27	0.13
2006:
First quarter	$24.82	$23.25	$0.125
Second quarter	24.98	21.15	0.125
Third quarter	23.41	20.94	0.125
Fourth quarter	21.59	19.52	0.125

Performance Graph

The following performance graph compares the performance of PAS common stock to the Standard & Poor’s MidCap 400 Index (“MidCap 400”) and to an index of peer companies selected by us (the “Bottling Group Index”). In the past, we compared ourselves to PBG and CCE, individually; hence they are included in this graph for comparison purposes. The Bottling Group Index (“BGI”) consists of The Pepsi Bottling Group, Inc. (“PBG”), Coca-Cola Enterprises, Inc. (“CCE”), Coca-Cola Bottling Company Consolidated, Coca-Cola FEMSA S.A.B. de C.V. ADRs, and Coca-Cola Hellenic Bottling Company S.A. ADRs. As a result of our expanding international footprint and its increasingly significant contribution to profit growth, the peer companies were broadened to include bottlers with greater international presence in similar markets. The graph assumes the return on $100 invested on December 28, 2002 until December 29, 2007. The returns of each member of the Bottling Group Index are weighted according to the respective issuers’ stock market capitalization at the beginning of the return period and include the subsequent reinvestment of dividends into the respective stock.

	2002	2003	2004	2005	2006	2007
PAS	100.00	130.66	164.53	182.79	168.61	282.33
MidCap 400	100.00	136.39	158.89	178.85	197.31	214.27
BGI	100.00	128.96	143.42	150.46	174.23	185.07
PBG	100.00	94.80	107.08	114.44	125.24	164.36
CCE	100.00	102.08	98.66	91.42	98.55	128.36

The closing price of our stock on December 28, 2007 was $34.45.

Shareholders

There were 8,371 shareholders of record as of February 22, 2008.

Share Repurchase Program

See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Our share repurchase program activity during the fourth quarter ended December 29, 2007 was as follows:

		Total Number of
		Shares Purchased	Maximum Number
	Total	as Part of	of Shares that May
	Number of	Publicly	Yet Be Purchased
	Shares	Announced Plans	Under the Plans
Period	Purchased(1)	or Programs(2)	or Programs(3)

September 30 — October 27, 2007	—	32,840,500	7,159,500
October 28 — November 24, 2007	—	32,840,500	7,159,500
November 25 — December 29, 2007	—	32,840,500	7,159,500

For the Quarter Ended, December 29, 2007	—

(1)	Represents shares purchased in open-market transactions pursuant to our publicly announced repurchase program.

(2)	Represents cumulative shares purchased under previously announced share repurchase authorizations by the Board of Directors. Share repurchases began in 1999 under an authorization for 15 million shares announced on November 19, 1999. These amounts are not included in the table above. On December 19, 2002, the Board of Directors authorized the repurchase of 20 million additional shares. The Board of Directors later authorized the repurchase of 20 million additional shares as announced on July 21, 2005. Share repurchase activity for the last two authorizations is included in the table above.

(3)	As noted above, on July 21, 2005 we announced that our Board of Directors authorized the repurchase of 20 million additional shares under a previously authorized repurchase program. This repurchase authorization does not have a scheduled expiration date.

Item 6.	Selected Financial Data.

The following table presents summary operating results and other information of PepsiAmericas and should be read along with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and accompanying notes included elsewhere in this Annual Report on Form 10-K (in millions, except per share and employee data).

For the Fiscal Years	2007	2006	2005	2004	2003

OPERATING RESULTS:
Net sales:
U.S.	$3,384.9	$3,245.8	$3,156.1	$2,825.8	$2,739.4
CEE	849.4	484.1	343.5	309.4	310.4
Caribbean	245.2	242.5	226.4	209.5	187.0

Worldwide	$4,479.5	$3,972.4	$3,726.0	$3,344.7	$3,236.8
Operating income:
U.S.	$331.6	$330.1	$387.7	$332.3	$315.7
CEE	100.5	20.9	1.5	2.0	0.5
Caribbean	4.0	5.0	4.2	5.4	0.1

Worldwide	436.1	356.0	393.4	339.7	316.3
Interest expense, net	109.2	101.3	89.9	62.1	69.6
Other (expense) income, net	(0.6)	(11.7)	(5.0)	4.7	(6.2)

Income before income taxes, minority interest and equity in net earnings (loss) of nonconsolidated companies	326.3	243.0	298.5	282.3	240.5
Income taxes	112.0	90.5	108.8	100.4	82.6
Minority interest	(0.1)	0.2	0.1	0.1	—
Equity in net earnings (loss) of nonconsolidated companies	—	5.6	4.9	(0.1)	(0.3)

Income from continuing operations	214.2	158.3	194.7	181.9	157.6
Loss from discontinued operations, net of tax	(2.1)	—	—	—	—

Net income	$212.1	$158.3	$194.7	$181.9	$157.6

Weighted average common shares:
Basic	126.7	127.9	134.7	139.2	143.1
Incremental effect of stock options and awards	2.5	1.9	2.5	2.6	1.0

Diluted	129.2	129.8	137.2	141.8	144.1

Basic earnings per share:
Income from continuing operations	$1.69	$1.24	$1.45	$1.31	$1.10
Loss from discontinued operations	(0.02)	—	—	—	—

Total	$1.67	$1.24	$1.45	$1.31	$1.10

Diluted earnings per share:
Income from continuing operations	$1.66	$1.22	$1.42	$1.28	$1.09
Loss from discontinued operations	(0.02)	—	—	—	—

Total	$1.64	$1.22	$1.42	$1.28	$1.09

Cash dividends declared per share	$0.52	$0.50	$0.34	$0.30	$0.04
OTHER INFORMATION:
Total assets	$5,308.0	$4,207.4	$4,053.8	$3,529.8	$3,596.8
Long-term debt	$1,803.5	$1,490.2	$1,285.9	$1,006.6	$1,078.4
Capital investments	$264.6	$169.3	$180.3	$121.8	$158.3
Depreciation and amortization	$204.4	$193.4	$184.7	$176.4	$170.2
Number of employees	20,700	17,100	16,000	15,100	14,500

The following were recorded during the periods presented:

In fiscal year 2007:

•	We recorded an other-than-temporary marketable securities impairment loss of $4.0 million related to our common stock investment in Northfield Laboratories, Inc. that is classified as available-for-sale. The loss was recorded in “Other (expense) income, net.”

•	We recorded special charges of $6.3 million. In the U.S., we recorded $4.8 million of special charges primarily related to severance and relocation costs associated with our strategic realignment announced in the fourth quarter of 2006. In CEE, we recorded special charges of $1.5 million related to lease termination in Hungary and associated severance costs.

•	We recorded a gain of $10.2 million related to the sale of railcars and locomotives, which was reflected in “Other (expense) income, net.”

•	We recorded a discontinued operations charge of $2.1 million after taxes. The charge related to revised estimates for environmental remediation, legal, and related administrative costs.

In fiscal year 2006:

•	We recorded an other-than-temporary marketable securities impairment loss of $7.3 million related to our common stock investment in Northfield Laboratories, Inc. that is classified as available-for-sale. The loss was recorded in the “Other (expense) income, net.”

•	We recorded special charges in CEE of $2.2 million. The special charges related primarily to a reduction in the workforce. These special charges were primarily for severance costs and related benefits.

•	We recorded special charges of $11.5 million in the U.S. related to our strategic realignment to further strengthen our customer focused go-to-market strategy. These special charges were primarily for severance and other employee-related costs, including the acceleration of vesting of certain restricted stock awards. In addition, we incurred costs associated with consulting services in connection with the realignment project which were included in special charges.

In fiscal year 2005:

•	We recorded income of $16.6 million related to the proceeds from the settlement of a class action lawsuit. The lawsuit alleged price fixing related to high fructose corn syrup purchased in the U.S. from July 1, 1991 through June 30, 1995.

•	We recorded a $5.6 million benefit associated with a real estate tax refund concerning a previously sold parcel of land in downtown Chicago. The gain was recorded in “Other (expense) income, net.”

•	We recorded a $1.1 million net benefit to net income related to the reversal of valuation allowances for certain net operating loss carryforwards offset by tax contingency requirements. This net benefit was comprised of interest expense of $0.6 million ($0.4 million after tax) for the tax contingency requirements recorded in “Interest expense, net” and $1.5 million of tax benefit recorded in “Income taxes.”

•	We recorded an expense of $6.1 million related to lease exit costs, which resulted from the relocation of our corporate offices in the Chicago area. This expense was recorded in “Selling, delivery and administrative expenses.”

•	We recorded an expense of $5.6 million related to the loss on the extinguishment of debt. During fiscal year 2005, we completed a cash tender offer related to $550 million of our outstanding debt. The total amount of securities tendered was $388 million. The loss was recorded in “Interest expense, net.”

•	We recorded special charges in CEE of $2.5 million. The special charges related to a reduction in the workforce and the consolidation of certain production facilities as we rationalized our cost structure. These special charges were primarily for severance costs, related benefits and asset write-downs.

In fiscal year 2004:

•	In CEE, we recorded special charges of $3.9 million related to the consolidation of certain production facilities and a reduction in the workforce. These special charges were primarily for severance costs and related benefits, as well as asset write-downs. Special charges are net of reversals of approximately $0.4 million recorded in the fourth quarter due to revisions of estimates of the related liabilities as CEE substantially completed the plans to modify the distribution strategy in all markets.

•	We recorded an additional gain of $5.2 million associated with the 2002 sale of a parcel of land in downtown Chicago. The gain reflected the settlement and final payment on the promissory note related to the initial sale, for which we had previously provided a full allowance.

•	We recorded a net gain of $2.7 million relating to a state income tax refund. This gain was comprised of $0.7 million for consulting expenses (recorded in “Selling, delivery and administrative expenses”), $0.8 million of interest income (recorded in “Interest expense, net”) and $2.6 million of income tax benefit, net (recorded in “Income taxes”).

•	We recorded a $3.5 million benefit to net income relating to the reversal of certain tax liabilities due to the settlement of income tax audits through the 2002 tax year. This benefit was comprised of interest income of $1.1 million ($0.7 million after tax) recorded in “Interest expense, net” and $2.8 million of tax benefit recorded in “Income taxes.”

In fiscal year 2003:

•	Our fiscal year ends on the Saturday closest to December 31 and resulted in an additional week, or fifty-three weeks, of operating results in fiscal year 2003 in our U.S. operations. PepsiAmericas’ fiscal year end policy only impacts the U.S. operations. The CEE and Caribbean operations were based upon a calendar year end and, therefore, did not have an additional week of operating results in fiscal year 2003. All other fiscal years presented in the table of “Selected Financial Data” contain fifty-two weeks of operating results in the U.S. The 53rd week contributed $33.9 million to net sales and $4.9 million to operating income in the U.S. in fiscal year 2003.

•	We recorded special charges, net of $6.4 million. These charges consisted primarily of a $5.8 million charge related to the reduction in workforce in the U.S. and charges related to changes in the production, marketing and distribution strategies in our international operations. The U.S. special charges were primarily for severance costs and related benefits, including the acceleration of restricted stock awards. In addition, as a result of excess severance costs identified, we recorded a reversal of $0.2 million related to the fiscal year 2003 charge in the U.S. We also recorded special charges of $0.8 million related to a change in the production and distribution strategy in Barbados, which consisted primarily of asset write-downs. In addition, we recorded additional special charges of $2.1 million related to the changes in the marketing and distribution strategy in Poland, the Czech Republic, and Republic of Slovakia, offset by a special charge reversal of $2.1 million related primarily to favorable outcomes with outstanding lease commitments and severance in Poland. The initial special charge was based on an estimate that no sublease income would offset our lease commitments.

•	Investors in our $150 million, face value 5.79 percent notes notified us that they would exercise their option to purchase and resell the notes pursuant to the remarketing agreement, unless we elected to redeem the notes. We exercised our option and elected to redeem the notes at fair value pursuant to the remarketing agreement. As a result, we recorded a loss on the extinguishment of debt of $8.8 million in “Interest expense, net.”

•	We recorded a gain of $2.1 million on the previous sale of a parcel of land in downtown Chicago for the reversal of accruals related to the favorable resolution of certain contingencies. The gain was reflected in “Other (expense) income, net.”

•	We favorably settled a tax refund case with the Internal Revenue Service that arose from the 1990 termination of our Employee Stock Ownership Plan (“ESOP”). The tax settlement consisted of $6.4 million of interest income and a tax benefit of $6.0 million recorded in “Income taxes.” During

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

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements of expected future developments, as defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this Annual Report on Form 10-K refer to our expectations regarding continuing operating improvement and other matters. These forward-looking statements reflect our expectations and are based on currently available data; however, actual results are subject to future risks and uncertainties, which could materially affect actual performance. Risks and uncertainties that could affect such performance include, but are not limited to, the following: competition, including product and pricing pressures; changing trends in consumer tastes; changes in our relationship and/or support programs with PepsiCo and other brand owners; market acceptance of new product and package offerings; weather conditions; cost and availability of raw materials; changing legislation, including tax laws; cost and outcome of environmental claims; availability and cost of capital including changes in our debt ratings; labor and employee benefit costs; unfavorable foreign currency rate fluctuations; costs and outcome of legal proceedings; integration of acquisitions; failure of information technology systems; and general economic, business, regulatory and political conditions in the countries and territories where we operate. See “Risk Factors” in Item 1A for additional information.

These events and uncertainties are difficult or impossible to predict accurately and many are beyond our control. We assume no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Executive Overview

What We Do

We manufacture, distribute, and market a broad portfolio of beverage products in the U.S., CEE and the Caribbean. We sell a variety of brands that we bottle under franchise agreements with various brand owners, the majority with PepsiCo or PepsiCo joint ventures. In some territories, we manufacture, package, sell and distribute our own brands, such as Toma brands in CEE and the Caribbean and Sandora brands in Ukraine. We operate in a significant portion of a 19 state region in the U.S. In CEE, we serve Poland, Hungary, the Czech Republic, Republic of Slovakia, Romania and Ukraine, with distribution rights in Moldova, Estonia, Latvia and Lithuania. In addition, we have an equity investment in Agrima, which gives us a market presence in Bulgaria. In the Caribbean, we serve Puerto Rico, Jamaica, the Bahamas, and Trinidad and Tobago, with distribution rights in Barbados.

Results of Operations

In the discussion of our results of operations below, the number of bottle and can cases sold is referred to as volume. Constant territory refers to the results of operations excluding the non-comparable territories year-over-year. For fiscal year 2007 comparisons, this excluded the operating results of Sandora and the first seven months of Romania, as we fully consolidated Romania operating results starting in August 2006. For fiscal year 2006, this excluded the operating results of Romania. Net pricing is net sales divided by the number of cases and gallons sold for our core businesses, which include bottles and cans (including bottle and can volume from vending equipment sales), as well as food service. Changes in net pricing include the impact of sales price (or rate) changes, as well as the impact of foreign currency translation and brand, package and geographic mix. Net pricing and reported volume amounts exclude contract, commissary, and vending (other than bottles and cans) transactions. Contract sales represent sales of manufactured product to other franchise bottlers and typically decline as excess manufacturing capacity is utilized. Net pricing and volume also exclude activity associated with beer and snack food products. Cost of goods sold per unit is the cost of goods sold for our core businesses divided by the related number of cases and gallons sold.

Fiscal Year 2007 Key Financial Results

•	Worldwide net sales increased 12.8 percent, due to volume growth of 7.8 percent and net selling price increases of 4.8 percent.

•	Worldwide cost of goods sold per unit increased 3.9 percent.

•	Operating margins increased 70 basis points to 9.7 percent.

•	In fiscal year 2007, we generated operating income of $436.1 million, which included special charges of $6.3 million. Operating income in fiscal year 2006 of $356.0 million included special charges of $13.7 million.

•	We reported diluted earnings per share of $1.64 for the fiscal year 2007, which includes a loss from discontinued operations of $0.02, compared to diluted earnings per share of $1.22 in the prior year.

•	We generated cash from operating activities of $433.5 million in fiscal year 2007 compared to $343.8 million in fiscal year 2006.

Our Focus in Fiscal Year 2007

Worldwide.  Our results for fiscal year 2007 were generated by both the consistent execution of our overall strategy and external factors, including the favorable impact of foreign currency translation. Our strategy was driven by three items. First, we rebuilt our U.S. sales organization from one based on geography to one built around customer channels. This new structure enables us to dedicate more resources and sales support to channels and customers, which resulted in our ability to manage a difficult cost environment, as we executed on innovation, pricing and single-serve distribution. Second, we have made significant progress in building scale and profitability organically and through acquisitions in CEE. During fiscal year 2007, we added Ukraine to our operations and entered into Bulgaria through an equity investment. Lastly, the diversity of our markets and continued capability investment drove our strong performance in fiscal year 2007.

On a worldwide basis, revenue was 12.8 percent higher than the prior year, due to volume growth of 7.8 percent and net selling price increases of 4.8 percent. These increases covered higher raw material costs and contributed to diluted earnings per share growth of 34.4 percent.

U.S. operations.  Price increases in raw materials continued to challenge our business in fiscal year 2007. We were able to successfully offset these higher costs through higher net pricing, product innovation and the execution of our single-serve initiative. We had a strong innovation calendar, which included the introduction of Diet Pepsi Max and Lipton White Tea. We also grew our higher margin single-serve package approximately 1 percent. Volume declined 1.4 percent during fiscal year 2007. We grew our non-carbonated portfolio 10 percent during the year, which partly offset a 4 percent decline in carbonated soft drink volume. Non-carbonated beverages are now 20 percent of our portfolio, a two percentage point increase from last year. This success was driven by volume growth in Trademark Lipton and the successful execution of our hydration and energy strategy, which will continue in fiscal year 2008.

International operations.  We continue to focus on our international markets as a key driver of growth. These markets now generate over $1 billion in net sales. Constant territory volume grew 7.9 percent. Operating income in CEE was $100.5 million, an increase of $79.6 million compared to the prior year. Organic growth contributed one quarter of the increase and the impact of foreign currency translation contributed approximately 30 percentage points of growth. The remainder of the increase was related to acquisitions.

In CEE, our expanded product portfolio performed well. Carbonated soft drinks grew in the high single digits due, in part, to strong growth in Trademark Pepsi. Non-carbonated beverages in our portfolio experienced double-digit growth led by Trademark Lipton. In each CEE market, we held either the number one or number two position in the fast-growing, ready-to-drink tea category. As a result of the successful execution of our strategies, volume grew in all CEE countries, with Poland and Romania each experiencing double-digit volume growth. We added selling resources to increase SKU distribution in existing accounts and increase business in the less-developed traditional trade. The flexibility in our distribution system allowed us to effectively utilize third parties for delivery in more rural areas.

In the Caribbean, volume declined 5.0 percent due to continued soft economic conditions and competitive pressures in Puerto Rico partly offset by volume growth in Jamaica. Operating income decreased $1.0 million to $4.0 million in fiscal year 2007. Net pricing increased during fiscal year 2007 to offset increases in raw material and utilities costs.

Focusing on Fiscal Year 2008

In fiscal year 2008, we will continue to execute the strategies already in place. We expect to capture market share and cash flow opportunities in the U.S., while continuing to focus on growing net sales and operating income in CEE.

In the U.S., we will focus on non-carbonated beverage growth through our tea, energy and hydration initiatives. We expect our non-carbonated beverage mix to increase 2 to 3 percentage points to represent approximately 22 to 23 percent of our portfolio. We plan to strengthen our share position in ready-to-drink teas with programs and innovation for our three-tea strategy: Lipton Pureleaf, Lipton Iced Tea and Lipton Brisk. In the energy category, we will focus on Mountain Dew AMP with innovation and marketing. To support our hydration initiative, we have implemented a multi-brand strategy with the relaunches of SoBe LifeWater and Aquafina Alive in the enhanced water category and the recently introduced Propel along with the distribution of G2 by Gatorade in the convenience and gas channel. While we anticipate carbonated soft drink volume declines will be consistent with fiscal year 2007, we expect that the product innovation from fiscal year 2007, specifically Diet Pepsi Max, will benefit fiscal year 2008. We will also support carbonated soft drinks through the new Trademark Mountain Dew program, DEWmocracy. Lastly, we will drive local marketing efforts to support single-serve growth.

We expect to increase pricing in fiscal year 2008 to cover anticipated higher cost of goods sold. We will leverage our new revenue management structure for even more targeted pricing opportunities.

We also will continue progress in our supply chain productivity initiative, Customer Optimization to the Third Power or CO3, with the goal of improving forecasting accuracy and reducing out-of-stocks at our customers. During fiscal year 2007, we completed the rollout of our demand planning and forecasting tools. During fiscal year 2008, we will complete our rollout of our new power pre-sell hand-held technology and will implement warehouse processes including voice-pick and ASN technology, which we expect will drive pallet accuracy to 99.9 percent. We have also expanded our supply chain initiatives to include formalized SKU rationalization, route optimization and warehouse standardization. We believe that these efforts will result in greater productivity in fiscal year 2008.

Internationally, we anticipate opportunities for growth in net sales and operating income in CEE. Like fiscal year 2007, growth in fiscal year 2008 should be across all categories. We expect relatively strong macroeconomic factors to continue and favorably impact consumer spending. We anticipate additional opportunities to add categories in key markets like Ukraine, Romania and Poland. We will continue to invest in advertising and marketing to build brand equity, which is important as the markets in CEE are fragmented. Our growth in CEE requires us to add manufacturing capacity with a new aseptic line in Poland, an improved logistics center in Hungary and a new production facility in Romania. The addition of Sandora adds diversity to our products and provides opportunities to further expand our portfolio.

In fiscal year 2008, we expect diluted earnings per share to be in the range of $1.77 to $1.83, including an estimated impact of $0.01 for special charges in the U.S. and Hungary, offset by an estimated $0.01 benefit from the impact of the 53rd week in fiscal year 2008. This compares to fiscal year 2007 diluted earnings per share of $1.64 which included a $0.02 reduction related to discontinued operations. We expect worldwide volume to increase in the range of 13 to 14 percent, and to improve average net selling price by 2.5 to 3.5 percent. We expect cost of goods sold per unit to increase approximately 6 to 7 percent, and selling, delivery and administrative (“SD&A”) expenses to be higher by 9 to 10 percent compared to fiscal year 2007. Overall, we expect to generate operating income growth of 10 to 12 percent. The outlook described above includes the impact of the 53rd week, which is expected to contribute 1 percent growth in volume, SD&A expenses and operating income, as well as the impact of the Sandora acquisition, which is expected to contribute 10 percent growth in volume, reduce pricing by 2 percent, raise SD&A expenses by 4 percent and raise operating income by 5 percent to 6 percent.

Our ability to generate significant operating cash flow makes several options available to us, including reinvesting in our existing business, pursuing acquisitions with an appropriate expected economic return, repurchasing our stock and paying dividends to our shareholders. We will continue to examine the optimal uses of cash to maximize shareholder value.

The above overview should not be considered by itself in determining full disclosure and should be read in conjunction with the other sections of this Annual Report on Form 10-K.

Items Impacting Comparability

Acquisitions

In the second quarter of 2007, we completed the formation of a joint venture with PepsiCo to acquire an interest in Sandora, the leading juice company in Ukraine. Under the terms of the joint venture agreement, we hold a 60 percent interest and PepsiCo holds a 40 percent interest. In August 2007, the joint venture acquired 80 percent of Sandora. In November 2007, the joint venture completed the acquisition of the remaining 20 percent interest. We fully consolidated the results of operations of the joint venture and report minority interest in our Consolidated Financial Statements. Due to the timing of the receipt of available financial information, we record results on a one-month lag basis.

QABCL is a holding company that, through its subsidiaries produces, sells and distributes Pepsi and other beverages throughout Romania and also has distribution rights in Moldova. In June 2005, we acquired a 49 percent interest in QABCL. This initial investment was recorded under the equity method in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. We recorded our share of QABCL earnings in “Equity in net earnings of nonconsolidated companies” in the Consolidated Statements of Income. Equity in net earnings of nonconsolidated companies was $5.6 million in fiscal year 2006. In July 2006, we acquired the remaining 51 percent interest in QABCL. QABCL is now a wholly-owned subsidiary which was consolidated in the third quarter of 2006. Due to the timing of the receipt of available financial information from QABCL, we record results on a one-month lag basis.

Special Charges

In fiscal year 2007, we recorded special charges of $6.3 million. In the U.S., we recorded $4.8 million of special charges primarily related to severance and relocation costs associated with our strategic realignment announced in the fourth quarter of 2006. In CEE, we recorded special charges of $1.5 million related to lease termination costs in Hungary and associated severance costs.

In fiscal year 2006, we recorded special charges of $11.5 million in the U.S. related to our strategic realignment to further strengthen our customer focused go-to-market strategy. These special charges were primarily for severance and other employee related costs, including the acceleration of vesting of certain restricted stock awards. We also incurred costs for consulting services associated with the strategic realignment which were included in the special charges. In addition, we recorded special charges of $2.2 million in CEE, primarily for a reduction in the workforce. These special charges were primarily for severance costs and related benefits.

In fiscal year 2005, we recorded special charges of $2.5 million in CEE, primarily for a reduction in the workforce in CEE and the consolidation of certain production facilities as we rationalized our cost structure. These special charges were primarily for severance costs, related benefits and asset write-downs.

Marketable Securities Impairment

In fiscal years 2007 and 2006, we recorded other-than-temporary impairment losses of $4.0 million and $7.3 million, respectively, related to a common stock investment that is classified as available-for-sale on our Consolidated Balance Sheets. The loss was recorded in “Other expense, net.”

Gain on Sale of Non-Core Property

In fiscal year 2007, we recorded a gain of $10.2 million related to the sale of non-core property, which consisted of railcars and locomotives. The gain was recorded in “Other expense, net.”

Fructose Settlement

In fiscal year 2005, we recorded income of $16.6 million related to proceeds we received from the settlement of a class action lawsuit. The lawsuit alleged price fixing related to high fructose corn syrup purchased from July 1, 1991 through June 30, 1995.

Lease Exit Costs

In fiscal year 2005, we recorded $1.4 million of expense for the early termination of a real estate lease for our corporate offices in the Chicago area and $6.1 million of expense related to the remaining obligations under this lease.

Operating Results — 2007 compared with 2006

Volume.  Sales volume growth (decline) for fiscal years 2007 and 2006 were as follows:

	2007	2006

U.S.	(1.4)%	0.6%
CEE	49.5%	34.5%
Caribbean	(5.0)%	1.6%
Worldwide	7.8%	5.6%

	2007 Compared to 2006
Volume Change	U.S.	CEE	Caribbean	Worldwide

Constant territory volume	(1.4)%	7.9%	(5.0)%	0.1%
Acquisitions	—%	41.6%	—%	7.7%

Change in volume	(1.4)%	49.5%	(5.0)%	7.8%

In fiscal year 2007, worldwide volume increased 7.8 percent compared to the prior year. The increase in worldwide volume was attributable to volume growth of 49.5 percent in CEE, due to the incremental impact of acquisitions and constant territory growth, which was partly offset by volume declines in the U.S. and the Caribbean.

Volume in the U.S. declined 1.4 percent compared to fiscal year 2006 due to a decline in carbonated soft drink volume of approximately 4 percent, which was consistent with fiscal year 2006. The non-carbonated beverage category, excluding water, grew approximately 17 percent driven primarily by Trademark Lipton. Aquafina volume grew 1.5 percent in fiscal year 2007. Non-carbonated beverages represented 20 percent of our volume mix during fiscal year 2007 compared to 18 percent in the prior year. Single-serve volume grew 1 percent due mainly to innovation, including Diet Pepsi Max and Mountain Dew Game Fuel, and strong marketing programs.

Volume in CEE increased 49.5 percent in fiscal year 2007 compared to fiscal year 2006. The increase was primarily due to acquisitions, which contributed 41.6 percentage points of the increase. The remaining growth in CEE was due to growth in the non-carbonated beverage category, driven by double-digit growth in Trademark Lipton and juices and single-digit growth in the water category. Carbonated soft drink volume grew in the mid-single digits due to growth in Trademark Pepsi.

Volume in the Caribbean declined 5.0 percent in fiscal year 2007 compared to fiscal year 2006. The volume decline was driven primarily by soft economic conditions and competitive pressures in Puerto Rico, partly offset by volume growth in Jamaica. Carbonated soft drink volume declined 11 percent and was partly offset by double-digit growth in non-carbonated beverages.

Net Sales.  Net sales and net pricing statistics for fiscal years 2007 and 2006 were as follows (dollar amounts in millions):

Net Sales	2007	2006	Change

U.S.	$3,384.9	$3,245.8	4.3%
CEE	849.4	484.1	75.5%
Caribbean	245.2	242.5	1.1%

Worldwide	$4,479.5	$3,972.4	12.8%

	2007 Compared to 2006
Net Sales Change	U.S.	CEE	Caribbean	Worldwide

Volume impact *	(1.2)%	7.1%	(4.3)%	0.1%
Net price per case, excluding impact of currency translation	5.1%	4.6%	6.8%	4.7%
Acquisitions	—%	45.3%	—%	5.6%
Currency translation	—%	15.9%	(1.2)%	1.9%
Non-core	0.4%	2.6%	(0.2)%	0.5%

Change in net sales	4.3%	75.5%	1.1%	12.8%

*	The amounts in this table represent the dollar impact on net sales due to changes in volume and are not intended to equal the absolute change in volume.

Net Pricing Growth **	2007	2006

U.S.	5.1%	1.1%
CEE	19.2%	7.2%
Caribbean	5.6%	5.4%
Worldwide	4.8%	0.5%

**	Includes the impact from acquisitions and currency translation on core revenue.

Net sales increased $507.1 million, or 12.8 percent, to $4,479.5 million in fiscal year 2007 compared to $3,972.4 million in fiscal year 2006. The increase was primarily due to acquisitions, worldwide rate and mix increases, volume growth in CEE and the favorable impact of foreign currency translation, which added 1.9 percentage points of the increase.

Net sales in the U.S. in fiscal year 2007 increased $139.1 million, or 4.3 percent, to $3,384.9 million from $3,245.8 million in fiscal year 2006. The increase in net sales was due to a 5.1 percent increase in net pricing, driven primarily by rate increases necessary to cover the higher raw material costs, partly offset by a decline in volume. Package mix also positively contributed to net pricing by approximately 1 percent due to stronger single-serve package and non-carbonated beverage performance and lower take-home water volume.

Net sales in CEE in fiscal year 2007 increased $365.3 million, or 75.5 percent, to $849.4 million from $484.1 million in fiscal year 2006. The increase was primarily due to acquisitions, which contributed

45.3 percentage points of the increase. The remainder of the growth was contributed by our existing markets, led by Romania and Poland. Net pricing increased 19.2 percent, driven by the favorable impact of foreign currency translation and improvement in mix.

Net sales in the Caribbean increased $2.7 million, or 1.1 percent, in fiscal year 2007 to $245.2 million from $242.5 million in fiscal year 2006. The increase was a result of an increase in net pricing of 5.6 percent, partly offset by a volume decline of 5.0 percent. The increase in net pricing was driven by both rate and mix increases and from growth in the single-serve package.

Cost of Goods Sold.  Cost of goods sold and cost of goods sold per unit statistics for fiscal years 2007 and 2006 were as follows (dollar amounts in millions):

Cost of Goods Sold	2007	2006	Change

U.S.	$1,982.0	$1,891.6	4.8%
CEE	491.4	292.7	67.9%
Caribbean	182.8	180.0	1.6%

Worldwide	$2,656.2	$2,364.3	12.3%

	2007 Compared to 2006
Cost of Goods Sold Change	U.S.	CEE	Caribbean	Worldwide

Volume impact *	(1.1)%	7.0%	(4.3)%	0.1%
Cost per case impact, excluding impact obf currency translation	5.2%	1.3%	6.8%	4.1%
Acquisitions	—%	46.0%	—%	5.7%
Currency translation	—%	10.4%	(1.2)%	1.2%
Non-core	0.7%	3.2%	0.3%	1.2%

Change in cost of goods sold	4.8%	67.9%	1.6%	12.3%

*	The amounts in this table represent the dollar impact on cost of goods sold due to changes in volume and are not intended to equal the absolute change in volume.

Cost of Goods Sold per Unit Increase **	2007	2006

U.S.	5.2%	4.3%
CEE	13.0%	5.4%
Caribbean	5.6%	6.4%
Worldwide	3.9%	3.2%

**	Includes the impact from acquisitions and currency translation on core cost of goods sold.

Cost of goods sold increased $291.9 million, or 12.3 percent, to $2,656.2 million in fiscal year 2007 from $2,364.3 million in fiscal year 2006. This increase was driven primarily by the impact of acquisitions, higher raw material costs and the unfavorable impact of foreign currency translation, which added 1.2 percentage points to the increase.

In the U.S., cost of goods sold increased $90.4 million, or 4.8 percent, to $1,982.0 million in fiscal year 2007 from $1,891.6 million in the prior year. Cost of goods sold per unit increased 5.2 percent in the U.S., due to price increases in ingredient costs and a 1 percentage point increase in mix due to a shift to more expensive non-carbonated beverages.

In CEE, cost of goods sold increased $198.7 million, or 67.9 percent, to $491.4 million in fiscal year 2007, compared to $292.7 million in the prior year. Acquisitions contributed 46.0 percentage points of the increase. Constant territory volume growth of 7.9 percent and higher ingredient costs also contributed to the increase of cost of goods sold. The remainder of the increase was mainly due to the unfavorable impact of foreign currency translation, which contributed a 10.4 percent increase in cost of goods sold.

In the Caribbean, cost of goods sold increased $2.8 million, or 1.6 percent, to $182.8 million in fiscal year 2007, compared to $180.0 million in fiscal year 2006. The increase was mainly driven by an increase in cost of goods sold per unit of 5.6 percent, attributable to increases in the price of raw materials, partly offset by a volume decline of 5.0 percent.

Selling, Delivery and Administrative Expenses.  SD&A expenses and SD&A expense statistics for fiscal years 2007 and 2006 were as follows (dollar amounts in millions):

SD&A Expenses	2007	2006	Change

U.S.	$1,066.5	$1,012.6	5.3%
CEE	256.0	168.3	52.1%
Caribbean	58.4	57.5	1.6%

Worldwide	$1,380.9	$1,238.4	11.5%

	2007 Compared to 2006
SD&A Expense Change	U.S.	CEE	Caribbean	Worldwide

Cost impact	5.3%	9.4%	2.5%	5.8%
Acquisitions	—%	29.1%	—%	3.9%
Currency translation	—%	13.6%	(0.9)%	1.8%

Change in SD&A expense	5.3%	52.1%	1.6%	11.5%

SD&A Expenses as a Percent of Net Sales	2007	2006

U.S.	31.5%	31.2%
CEE	30.1%	34.8%
Caribbean	23.8%	23.7%
Worldwide	30.8%	31.2%

In fiscal year 2007, SD&A expenses increased $142.5 million, or 11.5 percent, to $1,380.9 million from $1,238.4 million in the previous year. The unfavorable impact of foreign currency translation added 1.8 percentage points of the increase. As a percentage of net sales, SD&A expenses decreased to 30.8 percent in fiscal year 2007, compared to 31.2 percent in fiscal year 2006 due primarily to lower operating costs in Romania.

In the U.S., SD&A expenses increased $53.9 million, or 5.3 percent, to $1,066.5 million in fiscal year 2007, compared to $1,012.6 million in the prior year. As a percentage of net sales, SD&A expenses were 31.5 percent in fiscal year 2007 compared to 31.2 percent in the prior year. SD&A expenses increased in fiscal year 2007 primarily due to higher compensation and benefit costs. In fiscal year 2007, SD&A expenses also included $3.8 million in realized gains from the settlement of derivative financial instruments. These instruments were used to manage the risks associated with the variability in the market price for forecasted purchases of diesel fuel. Comparisons between periods were also impacted by various items in fiscal year 2006, including a $3.7 million benefit recorded as a result of a change in our estimate of healthcare costs and a $9.0 million benefit from lower medical costs, partly offset by a fixed asset charge of $6.5 million for marketing and merchandising equipment.

In CEE, SD&A expenses increased $87.7 million, or 52.1 percent, to $256.0 million from $168.3 million in the prior year. Acquisitions contributed 29.1 percentage points of this increase. The remainder of the increase was due to the unfavorable impact of foreign currency translation, volume growth and higher advertising and marketing expenses. As a percentage of net sales, SD&A expenses improved to 30.1 percent compared to 34.8 percent in the prior year, primarily due to lower overall operating costs in Romania as compared to the other markets in CEE.

In the Caribbean, SD&A expenses increased $0.9 million, or 1.6 percent, to $58.4 million in fiscal year 2007 from $57.5 million in the prior year. SD&A expenses as a percentage of net sales in fiscal year 2007 were essentially flat compared to the prior year.

Special Charges.  In fiscal year 2007, we recorded special charges of $6.3 million. In the U.S., we recorded $4.8 million of special charges associated with our strategic alignment to further strengthen our customer focused go-to-market strategy, primarily related to severance and relocation costs. In CEE, we recorded special charges of $1.5 million related to a lease termination in Hungary and associated severance costs.

Operating Income.  Operating income for fiscal years 2007 and 2006 was as follows (dollar amounts in millions):

	2007	2006	Change

U.S.	$331.6	$330.1	0.5%
CEE	100.5	20.9	380.9%
Caribbean	4.0	5.0	(20.0)%

Worldwide	$436.1	$356.0	22.5%

Operating income increased $80.1 million, or 22.5 percent, to $436.1 million in fiscal year 2007, compared to $356.0 million in fiscal year 2006. The favorable impact of foreign currency translation added approximately 7 percentage points to the growth in worldwide operating income and acquisitions added approximately 10 percentage points of growth.

Operating income in the U.S. increased $1.5 million to $331.6 million in fiscal year 2007, compared to $330.1 million in fiscal year 2006. The increase was due to lower special charges and higher net pricing, partly offset by volume declines, higher cost of goods sold and higher SD&A expenses.

Operating income in CEE increased $79.6 million to $100.5 million in fiscal year 2007, compared to operating income of $20.9 million in fiscal year 2006. This increase was primarily due to acquisitions, which contributed approximately 45 percentage points of this growth. The remainder of the growth was primarily due to volume growth, increases in net pricing and the beneficial impact of foreign currency translation, which contributed approximately 30 percentage points of operating income growth.

Operating income in the Caribbean decreased $1.0 million to $4.0 million in fiscal year 2007, compared to $5.0 million in fiscal year 2006. The decline in operating income was caused by the soft economic environment in Puerto Rico, which was partly offset by operating income growth in Jamaica.

Interest Expense and Other Expenses.  Net interest expense increased $7.9 million in fiscal year 2007 to $109.2 million, compared to $101.3 million in fiscal year 2006, due primarily to higher interest rates on floating rate debt and higher overall debt levels related to our acquisitions, partly offset by lower interest expense related to our securitization program.

We recorded other expense, net, of $0.6 million in fiscal year 2007 compared to other expense, net, of $11.7 million reported in fiscal year 2006. The decrease in other expense, net, was due primarily to a $10.2 million gain on the sale of non-core property in fiscal year 2007, offset partly by a $4.0 million other-than-temporary impairment related to an equity security investment in Northfield Laboratories, Inc.

Income Taxes.  The effective income tax rate, which is income tax expense expressed as a percentage of income from continuing operations before income taxes, minority interest and equity in net earnings of nonconsolidated companies, was 34.3 percent for fiscal year 2007, compared to 37.2 percent in fiscal year 2006. The effective tax rate decreased from the prior year due, in part, to the mix of country results and the associated lower in-country tax rates. The effective income tax rate was also favorably impacted by a reorganization of the legal entity structure in CEE in the second quarter of 2007.

Equity in Net Earnings of Nonconsolidated Companies.  In the second quarter of 2005, we acquired a 49 percent interest in QABCL. Equity in net earnings of nonconsolidated companies was $5.6 million in fiscal year 2006. With the acquisition of the remaining 51 percent, we consolidated QABCL results beginning in the third quarter of fiscal year 2006.

Loss on Discontinued Operations.  In fiscal year 2007, we recorded a charge of $2.1 million, net of taxes, related to revised estimates for environmental remediation, legal and related administrative costs.

Net Income.  Net income increased $53.8 million to $212.1 million in fiscal year 2007, compared to $158.3 million in fiscal year 2006. The discussion of our operating results, included above, explains the increase in net income.

Operating Results — 2006 compared with 2005

Volume.  Sales volume growth for fiscal years 2006 and 2005 were as follows:

As Reported	2006	2005

U.S.	0.6%	7.4%
CEE	34.5%	3.3%
Caribbean	1.6%	3.4%
Worldwide	5.6%	6.5%

	2006 Compared to 2005
Volume Change	U.S.	CEE	Caribbean	Worldwide

Constant territory volume	0.6%	10.0%	1.6%	2.0%
Acquisitions	—%	24.5%	—%	3.6%

Change in volume	0.6%	34.5%	1.6%	5.6%

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

Total volume in CEE increased 34.5 percent during fiscal year 2006. The acquisition of QABCL in fiscal year 2006 contributed 24.5 percentage points of volume growth during the period. The remaining growth was driven by strong performances across all brands and categories. Carbonated soft drink volume grew approximately 10 percent during fiscal year 2006, which reflected strong growth in Trademark Slice and Trademark Pepsi. Non-carbonated beverage growth of approximately 16 percent in fiscal year 2006 was driven by double-digit growth in Lipton products and the juice category, which includes Tropicana and Toma.

Volume in the Caribbean increased 1.6 percent during fiscal year 2006 compared to fiscal year 2005. Volume grew despite the challenging business environment in Puerto Rico and Jamaica during the second quarter of 2006. Volume growth was driven by 35 percent growth in the non-carbonated beverage category, partly offset by flat growth in Trademark Pepsi. The non-carbonated beverage category growth was driven primarily by contributions from Tropicana and energy drinks.

Net Sales.  Net sales and net pricing statistics for fiscal years 2006 and 2005 were as follows (dollar amounts in millions):

Net Sales	2006	2005	Change

U.S.	$3,245.8	$3,156.1	2.8%
CEE	484.1	343.5	40.9%
Caribbean	242.5	226.4	7.1%

Worldwide	$3,972.4	$3,726.0	6.6%

	2006 Compared to 2005
Net Sales Change	U.S.	CEE	Caribbean	Worldwide

Volume impact *	0.5%	8.8%	1.4%	1.8%
Net price per case, excluding impact of currency translation	1.1%	3.6%	6.6%	1.2%
Acquisitions	—%	23.5%	—%	2.2%
Currency translation	—%	3.1%	(1.2)%	0.2%
Non-core	1.2%	1.9%	0.3%	1.2%

Change in net sales	2.8%	40.9%	7.1%	6.6%

*	The amounts in this table represent the dollar impact on net sales due to changes in volume and are not intended to equal the absolute change in volume.

Net Pricing Growth **	2006	2005

U.S.	1.1%	3.6%
CEE	7.2%	4.3%
Caribbean	5.4%	4.2%
Worldwide	0.5%	3.9%

**	Includes the impact from acquisitions and currency translation on core revenue.

Net sales in fiscal year 2006 increased $246.4 million, or 6.6 percent, to $3,972.4 million. The acquisition of QABCL contributed 2.2 percentage points of growth, with the remaining increase driven by volume growth and an increase in net pricing.

Net sales in the U.S. in fiscal year 2006 increased $89.7 million, or 2.8 percent, to $3,245.8 million. The increase in net sales was due to the 1.1 percent increase in net pricing and 0.6 percent volume growth. The improvement in net pricing was driven by rate increases of 2.0 percent, partly offset by a negative package mix. During fiscal year 2006, a shift in package mix from single-serve to take-home packages caused a decrease in overall net pricing.

Net sales in CEE increased $140.6 million, or 40.9 percent, to $484.1 million in fiscal year 2006. The increase reflected the QABCL acquisition, which contributed 23.5 percentage points of growth in net sales. The remainder of the increase resulted from volume growth and higher net pricing, including a 3.1 percent contribution to net sales from foreign currency translation. The net pricing increase on a local currency basis was primarily driven by a higher mix of the single-serve package.

Caribbean net sales increased $16.1 million, or 7.1 percent, to $242.5 million in fiscal year 2006. Both a net selling price increase of 5.4 percent and volume growth of 1.6 percent drove the increase in net sales. This level of net selling price increase was necessitated by higher raw materials costs, including sugar.

Cost of Goods Sold.  Cost of goods sold and cost of goods sold per unit statistics for fiscal years 2006 and 2005 were as follows (dollar amounts in millions):

Cost of Goods Sold	2006	2005	Change

U.S.	$1,891.6	$1,784.9	6.0%
CEE	292.7	211.3	38.5%
Caribbean	180.0	167.3	7.6%

Worldwide	$2,364.3	$2,163.5	9.3%

	2006 Compared to 2005
Cost of Goods Sold Change	U.S.	CEE	Caribbean	Worldwide

Volume impact *	0.5%	8.7%	1.4%	1.2%
Cost per case impact, excluding impact of currency translation	4.3%	3.1%	7.7%	4.0%
Acquisitions	—%	22.4%	—%	2.2%
Currency translation	—%	2.6%	(1.3)%	0.2%
Non-core	1.2%	1.7%	(0.2)%	1.7%

Change in cost of goods sold	6.0%	38.5%	7.6%	9.3%

*	The amounts in this table represent the dollar impact on cost of goods sold due to changes in volume and are not intended to equal the absolute change in volume.

Cost of Goods Sold per Unit Increase**	2006	2005

U.S.	4.3%	3.4%
CEE	5.4%	11.1%
Caribbean	6.4%	5.8%
Worldwide	3.2%	4.5%

**	Includes the impact from acquisitions and currency translation on core cost of goods sold.

Cost of goods sold increased $200.8 million, or 9.3 percent, to $2,364.3 million. The growth in cost of goods sold during fiscal year 2006 was driven primarily by cost of goods sold per unit increases, volume growth and the impact of acquisitions. Worldwide cost of goods sold per unit increases were driven primarily by increases in raw material costs, including higher concentrate costs, and package mix shifts on a constant territory basis. Package mix changes were driven by shifts to higher cost products as a result of volume growth in our non-carbonated beverage portfolio. The worldwide cost of goods sold per unit was favorably impacted by the consolidation of QABCL during fiscal year 2006.

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

In CEE, cost of goods sold increased $81.4 million, or 38.5 percent, to $292.7 million during fiscal year 2006. Cost of goods sold increased due to the acquisition of QABCL, which contributed 22.4 percentage points of growth. The remainder of the increase was due to volume growth of 10.0 percent on a constant territory basis, higher cost of goods sold per unit, and the unfavorable impact of foreign currency translation, which increased cost of goods sold 2.6 percent. Cost of goods sold per unit increased 5.4 percent due to higher concentrate, resin and sugar costs.

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

Selling, Delivery and Administrative Expenses.  SD&A expenses and SD&A statistics for fiscal years 2006 and 2005 were as follows (dollar amounts in millions):

SD&A Expenses	2006	2005	Change

U.S.	$1,012.6	$1,000.1	1.2%
CEE	168.3	128.2	31.3%
Caribbean	57.5	54.9	4.7%

Worldwide	$1,238.4	$1,183.2	4.7%

	2006 Compared to 2005
SD&A Expense Change	U.S.	CEE	Caribbean	Worldwide

Cost impact	1.2%	14.2%	5.7%	2.8%
Acquisitions	—%	16.2%	—%	1.8%
Currency translation	—%	0.9%	(1.0)%	0.1%

Change in SD&A expense	1.2%	31.3%	4.7%	4.7%

SD&A Expenses as a Percent of Net Sales	2006	2005

U.S.	31.2%	31.7%
CEE	34.8%	37.3%
Caribbean	23.7%	24.2%
Worldwide	31.2%	31.8%

In fiscal year 2006, SD&A expenses increased $55.2 million, or 4.7 percent, to $1,238.4 million from $1,183.2 million in the prior year. As a percentage of net sales, SD&A expenses decreased to 31.2 percent in fiscal year 2006, compared to 31.8 percent in fiscal year 2005 due primarily to the lower operating costs as a result of cost containment initiatives in both the U.S. and CEE. The QABCL acquisition did not have a material impact on worldwide SD&A expenses as a percent of net sales.

In the U.S., SD&A expenses increased $12.5 million to $1,012.6 million in fiscal year 2006. The increase in SD&A expenses was due, in part, to higher fuel costs, costs related to the airforce Nutrisoda brand investment and stock option expense related to the adoption of SFAS No. 123(R). In addition, we recorded fixed asset charges of $6.5 million in fiscal year 2006 for marketing and merchandising equipment. These higher costs were partly offset by lower workers’ compensation costs and lower costs for employee benefits, driven by a $3.7 million benefit recorded as a result of a change in our estimate of healthcare costs and a $9.0 million benefit from lower medical spending. In fiscal year 2005, we recorded a $1.4 million expense for the early termination of a real estate lease for our corporate offices in the Chicago area and $6.1 million of expense related to the remaining obligations under this lease. As a percentage of net sales, SD&A expenses decreased to 31.2 percent in fiscal year 2006, compared to 31.7 percent in the prior year.

In CEE, SD&A expenses increased $40.1 million, or 31.3 percent, to $168.3 million in fiscal year 2006. The QABCL acquisition contributed 16.2 percentage points of the increase. The remaining increase was driven by 10.0 percent constant territory volume growth and the unfavorable impact of foreign currency translation, which increased SD&A expenses 0.9 percent. In addition, spending on advertising and marketing was higher than in fiscal year 2005 to build brand awareness. Fiscal year 2006 was benefited by a $0.7 million gain on a sale of land in the Czech Republic, while fiscal year 2005 was benefited by a $1.1 million gain from the sale of a facility in Hungary. SD&A expenses as a percentage of net sales improved to 34.8 percent in fiscal year 2006, compared to 37.3 percent in the prior year primarily driven by the QABCL acquisition which benefited this measure by 1.8 percentage points.

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

Special Charges.  In fiscal year 2006, we recorded special charges of $11.5 million in the U.S. related to our strategic realignment to further strengthen our customer focused go-to-market strategy. These special charges were primarily for severance and other employee related costs, including the acceleration of vesting of certain restricted stock awards. We also incurred costs associated with consulting services in connection with the realignment project, which were included in the special charges.

In addition, in fiscal year 2006, we recorded special charges of $2.2 million in CEE, primarily for a reduction in the workforce. These special charges were primarily for severance costs and related benefits.

Operating Income.  Operating income for fiscal years 2006 and 2005 was as follows (dollar amounts in millions):

	2006	2005	Change

U.S.	$330.1	$387.7	(14.9)%
CEE	20.9	1.5	*
Caribbean	5.0	4.2	19.0%

Worldwide	$356.0	$393.4	(9.5)%

*	Calculation of percentage is not meaningful

Operating income decreased $37.4 million, or 9.5 percent, to $356.0 million in fiscal year 2006. This was driven by special charges, the operating performance in the U.S. during fiscal year 2006 and fructose settlement income in fiscal year 2005. The decrease was partly offset by the contribution of the QABCL acquisition and the strong operating performance in CEE.

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

Operating income in CEE increased $19.4 million to $20.9 million in fiscal year 2006, due to the contribution made by the QABCL acquisition and the operating performance of the constant territories. Fiscal year 2006 was favorably impacted by foreign currency translation of $3.9 million.

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

We recorded other expense, net, of $11.7 million in fiscal year 2006 compared to other expense, net, of $5.0 million in fiscal year 2005. In fiscal year 2006, we recorded a $7.3 million other-than-temporary impairment related to an equity security investment in Northfield Laboratories, Inc. This was partially offset by foreign currency transaction gains of $1.3 million and a gain of $0.9 million on the sale of investments. Fiscal year 2005 included foreign currency transaction losses of $3.3 million.

Income Taxes.  The effective income tax rate, which is income tax expense expressed as a percentage of income from continuing operations before income taxes, minority interest and equity in net earnings of nonconsolidated companies, was 37.2 percent for fiscal year 2006 compared to 36.4 percent for fiscal year 2005. The current year’s rate was unfavorably impacted by the mix of our international operations.

In fiscal year 2005, we recorded a $1.6 million benefit related to the reversal of valuation allowances for certain net operating loss carryforwards offset by tax contingency requirements. In addition, we recorded a $0.9 million benefit from a state income tax law change in the state of Ohio.

Equity in Net Earnings of Nonconsolidated Companies.  In June 2005, we acquired a 49 percent interest in QABCL. Equity in net earnings of nonconsolidated companies was $5.6 million in fiscal year 2006, which reflects our equity interest in QABCL until we acquired the remaining 51 percent of the outstanding common stock at the beginning of the third quarter of 2006.

Net Income.  Net income decreased $36.4 million to $158.3 million in fiscal year 2006, compared to $194.7 million in fiscal year 2005. The discussion of our operating results, included above, explains the decrease in net income.

Liquidity and Capital Resources

Operating Activities.  Net cash provided by operating activities of continuing operations increased by $89.7 million to $433.5 million in fiscal year 2007, compared to $343.8 million in fiscal year 2006. This increase can mainly be attributed to higher net income and the favorable year-over-year benefit from changes in primary working capital. The benefit from changes in primary working capital was due to improvements in cash flows from all components of primary working capital, namely accounts receivable, inventory and accounts payable, due to the timing of cash flows and management of working capital items.

Net cash provided by operating activities was favorably impacted by the year-over-year decrease in contributions made to our pension plans. We contributed $0.9 million to our pension plans in fiscal year 2007 compared to $10.0 million in fiscal year 2006. A minimum contribution of $0.4 million to our pension plans is required under the minimum funding standards in fiscal year 2008. At the current time, we do not anticipate making any additional contributions to our pension plans during 2008. We do not believe that any known trends or uncertainties related to our pension plans will result in a material change in our results of operations, financial condition, or our liquidity.

Investing Activities.  Investing activities during fiscal year 2007 included capital investments of $264.6 million, an increase of $95.3 million from capital investments of $169.3 million in fiscal year 2006. Capital spending in fiscal year 2007 increased primarily due to higher spending on machinery and equipment, marketing equipment and a progress payment on a corporate aircraft. Capital spending in fiscal year 2008 is expected to be in the range of $250 million to $260 million.

In the third quarter of 2007, a PepsiAmericas and PepsiCo joint venture acquired an 80 percent interest in Sandora. In the fourth quarter of 2007, the joint venture acquired the remaining 20 percent. Under the terms of the joint venture agreement, we hold a 60 percent interest and PepsiCo holds a 40 percent interest in the joint venture. The total purchase price of $679.4 million was net of cash received of $3.0 million. Of the total purchase price, our interest was $407.6 million. Reflected in financing activities was cash received from PepsiCo of $271.8 million. Additionally, we acquired $72.5 million of debt as part of the acquisition. As of the end of fiscal year 2007, $45.0 million of total long-term debt was classified in “Short-term debt, including current maturities of long-term debt” in the Consolidated Balance Sheet as we intend to refinance this debt with short-term financing in fiscal year 2008.

In the third quarter of 2007, we purchased a 20 percent interest in a joint venture that owns Agrima. Agrima produces, sells and distributes PepsiCo products and other beverages throughout Bulgaria.

Proceeds from the sale of property and equipment in fiscal year 2007 were $29.2 million compared to $9.7 million in fiscal year 2006. In fiscal year 2007, we received proceeds of $20.7 million related to the sale of non-core property, which consisted of railcars and locomotives.

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

In fiscal year 2006, we also completed the acquisition of Ardea Beverage Co., the maker of the airforce Nutrisoda line of drinks for $6.6 million. The purchase agreement contained contingent consideration of $3.3 million that was finalized and paid in fiscal year 2007.

Financing Activities.  Our total debt increased $438.0 million to $2,141.1 million as of the end of fiscal year 2007, from $1,703.1 million as of the end of fiscal year 2006. During fiscal year 2007, we paid $11.6 million at maturity of the 8.25 percent notes due February 2007 and $27.4 million at maturity of the 3.875 notes due September 2007.

In fiscal year 2007, we issued $300 million of notes with a coupon rate of 5.75 percent due July 2012. The securities are unsecured, senior debt obligations and rank equally with all other unsecured and unsubordinated indebtedness. Net proceeds from this transaction were $297.2 million, which reflected the discount reduction of $0.8 million and the debt issuance costs of $2.0 million. The net proceeds from the issuance of the notes were used to fund the acquisition of Sandora, to repay commercial paper and for other general corporate purposes. In fiscal year 2007, we also borrowed $1.0 million in long-term debt in the Bahamas.

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

We utilize revolving credit facilities both in the U.S. and in our international operations to fund short-term financing needs, primarily for working capital. In the U.S., we have an unsecured revolving credit facility under which we can borrow up to an aggregate of $600 million. The facility is for general corporate purposes, including commercial paper backstop. It is our policy to maintain a committed bank facility as backup financing for our commercial paper program. The interest rates on the revolving credit facility, which expires in 2011, are based primarily on the London Interbank Offered Rate. Accordingly, we have a total of $600 million available under our commercial paper program and revolving credit facility combined. We had $269.5 million of commercial paper borrowings at the end of fiscal year 2007, compared to $164.5 million at the end of fiscal year 2006. Internationally, excluding Sandora, we had revolving credit facility borrowings of $8.7 million as of the end of fiscal year 2007 compared to $9.2 million as of the end of fiscal year 2006. We acquired $15.8 million of short-term debt associated with Sandora, which decreased to $14.0 million at the end of fiscal year 2007.

Since fiscal year 2001, we have executed a strategy to repurchase our stock. On July 21, 2005, our Board of Directors approved the repurchase of 20 million additional shares under a previously authorized repurchase program. This authorization was in addition to previous authorizations approved in both fiscal years 2001 and

2002. At the end of fiscal year 2007, 7.2 million shares remained available for repurchase under the 2005 authorization. During fiscal year 2007, we repurchased 2.7 million shares of our common stock for $59.4 million. During fiscal year 2006, we repurchased 6.3 million shares of our common stock for $150.7 million. During fiscal year 2005, we repurchased 10.1 million shares of our common stock for $239.2 million.

Our Board of Directors has declared quarterly dividends of $0.13 per share on PepsiAmericas common stock for each quarter in fiscal year 2007. The fourth quarter dividend was payable January 2, 2008 to shareholders of record on December 14, 2007. We paid cash dividends of $65.2 million in fiscal year 2007, which included the fourth quarter of 2006 dividend of $15.9 million. The fourth quarter of 2006 dividend was based on a dividend rate of $0.125 per share. As of the end of fiscal year 2007, $16.6 million of dividends were declared and not yet paid and were included in “Payables” in the Consolidated Balance Sheets. During fiscal year 2006 and 2005, we paid cash dividends of $59.3 million and $35.1 million, respectively, based on a quarterly dividend rate of $0.125 and $0.085 per share, respectively.

Our debt agreements contain a number of covenants that limit, among other things, the creation of liens, sale and leaseback transactions and the general sale of assets. Our revolving credit agreement requires us to maintain an interest coverage ratio. We are in compliance with all of our financial covenants.

We believe that our operating cash flows are sufficient to fund our existing operations and contractual obligations for the foreseeable future. In addition, we believe that our operating cash flows, available lines of credit, and the potential for additional debt and equity offerings will provide sufficient resources to fund our future growth and expansion. There are a number of options available to us and we continue to examine the optimal uses of our cash, including reinvesting in our existing business, pursuing acquisitions with an appropriate expected economic return, repurchasing our stock and paying dividends to our shareholders.

Contractual Obligations

The following table provides a summary of our contractual obligations as of the end of fiscal year 2007, by due date. Long-term debt obligations do not include amounts related to the fair value adjustment for interest rate swaps and unamortized discount from debt issuance. Our short-term and long-term debt, lease commitments, purchase obligations and advertising and exclusivity rights are more fully described in Notes 12, 13 and 20, respectively, in the Notes to the Consolidated Financial Statements. Our interest obligations relate to our contractual obligations under our fixed-rate long-term debt.

	Payments Due by Period
	Total	2008	2009	2010	2011	2012	Thereafter

Commercial paper and notes payable	$288.8	$288.8	$—	$—	$—	$—	$—
Long-term debt obligations	1,834.3	45.1	150.1	0.1	250.1	300.1	1,088.8
Interest obligations	975.9	99.1	93.6	88.9	81.9	74.2	538.2
Advertising commitments and exclusivity rights	75.1	28.5	16.3	11.6	7.3	3.8	7.6
Raw material purchase obligations	27.8	23.6	0.3	3.9	—	—	—
Lease obligations	119.9	20.3	16.5	13.2	10.0	8.6	51.3
Other purchase obligations	5.0	—	5.0	—	—	—	—

Total contractual cash obligations	$3,326.8	$505.4	$281.8	$117.7	$349.3	$386.7	$1,685.9

Not included in the table above are contingent payments for uncertain tax positions of $36.4 million. These amounts were not included due to our inability to predict the timing of the settlement of these amounts.

Discontinued Operations.  We continue to be subject to certain indemnification obligations, net of insurance, under agreements related to previously sold subsidiaries, including indemnification expenses for potential environmental and tort liabilities of these former subsidiaries. There is significant uncertainty in assessing our potential expenses for complying with our indemnification obligations, as the determination of such amounts is subject to various factors, including possible insurance recoveries and the allocation of liabilities among other potentially responsible and financially viable parties. Accordingly, the ultimate settlement and timing of cash requirements related to such indemnification obligations may vary significantly from the estimates included in our financial statements. As of the end of fiscal year 2007, we had recorded $40.2 million in liabilities for future remediation and other related costs arising out of our indemnification obligations. This amount excludes possible insurance recoveries and is determined on an undiscounted cash flow basis. In addition, we have funded coverage pursuant to an insurance policy (the “Finite Funding”) purchased in fiscal year 2002, which reduces the cash required to be paid by us for certain environmental sites pursuant to our indemnification obligations. The Finite Funding receivable amount recorded was $11.5 million as of the end of fiscal year 2007, of which $4.7 million is expected to be recovered in 2008 based on our expenditures, and thus, was included as a current asset in the Consolidated Balance Sheet.

During fiscal years 2007 and 2006, we paid, net of taxes, $10.4 million and $11.1 million, respectively, related to such indemnification obligations, including the offsetting benefit of insurance recovery settlements of $4.9 million and $6.5 million, respectively, on an after-tax basis. We expect to spend approximately $19 million on a pretax basis in fiscal year 2008 related to our indemnification obligations, excluding possible insurance recoveries and the benefit of income taxes (See “Environmental Matters” in Item 1 and Note 20 to the Consolidated Financial Statements for further discussion of discontinued operations and related environmental liabilities).

Off-Balance Sheet Arrangements

It is not our business practice to enter into off-balance sheet arrangements, other than in the normal course of business, nor is it our policy to issue guarantees to nonconsolidated affiliates or third parties.

Critical Accounting Policies

The preparation of the Consolidated Financial Statements in conformity with U.S generally accepted accounting principles requires management to use estimates. We base our estimates on historical experience, available information and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and revisions to estimates are included in our results for the period in which the actual amounts or revisions become known. Presented in our notes to the Consolidated Financial Statements is a summary of our most significant accounting policies used in the preparation of such statements. Significant estimates in the Consolidated Financial Statements include recoverability of goodwill and intangible assets with indefinite lives, environmental liabilities, income taxes, casualty insurance costs and pension and post-retirement benefits, which are described in further detail below:

Recoverability of Goodwill and Intangible Assets with Indefinite Lives.  Goodwill and intangible assets with indefinite useful lives are not amortized, but instead tested annually for impairment or more frequently if events or changes in circumstances indicate that an asset might be impaired.

Goodwill is tested for impairment using a two-step approach at the reporting unit level: U.S., CEE and the Caribbean. First, we estimate the fair value of the reporting units primarily using discounted estimated future cash flows. If the carrying amount exceeds the fair value of the reporting unit, the second step of the goodwill impairment test is performed to measure the amount of the potential loss. Goodwill impairment is measured by comparing the “implied fair value” of goodwill with its carrying amount.

Our identified intangible assets with indefinite lives principally arise from the allocation of the purchase price of businesses acquired, and consist primarily of trademarks and tradenames and franchise and distribution agreements. Impairment is measured as the amount by which the carrying amount of the intangible asset exceeds its estimated fair value. The estimated fair value is generally determined on the basis of discounted future cash flows.

The impairment evaluation requires the use of considerable management judgment to determine the fair value of the goodwill and intangible assets with indefinite lives using discounted future cash flows, including estimates and assumptions regarding the amount and timing of cash flows, cost of capital and growth rates.

Environmental Liabilities.  We continue to be subject to certain indemnification obligations under agreements related to previously sold subsidiaries, including potential environmental liabilities (see “Environmental Matters” in Item 1 and Note 20 to the Consolidated Financial Statements for further discussion). We have recorded our best estimate of our probable liability under those indemnification obligations. The estimated indemnification liabilities include expenses for the remediation of identified sites, payments to third parties for claims and expenses (including product liability and toxic tort claims), administrative expenses, and the expense of on-going evaluations and litigation. Such estimates and the recorded liabilities are subject to various factors, including possible insurance recoveries, the allocation of liabilities among other potentially responsible parties, the advancement of technology for means of remediation, possible changes in the scope of work at the contaminated sites, as well as possible changes in related laws, regulations, and agency requirements. We do not discount environmental liabilities.

Income Taxes.  Our effective income tax rate is based on income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. We have established valuation allowances against a portion of the foreign net operating losses and state-related net operating losses to reflect the uncertainty of our ability to fully utilize these benefits given the limited carryforward periods permitted by the various jurisdictions. The evaluation of the realizability of our net operating losses requires the use of considerable management judgment to estimate the future taxable income for the various jurisdictions, for which the ultimate amounts and timing of such realization may differ. The valuation allowance can also be impacted by changes in the tax regulations.

Significant judgment is required in determining our uncertain tax positions. We have established accruals for uncertain tax positions using management’s best judgment and adjust these liabilities as warranted by changing facts and circumstances. A change in our uncertain tax positions in any given period could have a significant impact on our results of operations and cash flows for that period.

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

Our liability for casualty costs is estimated using individual case-based valuations and statistical analyses and is based upon historical experience, actuarial assumptions and professional judgment. These estimates are subject to the effects of trends in loss severity and frequency and are based on the best data available to us. These estimates, however, are also subject to a significant degree of inherent variability. We evaluate these estimates on an annual basis and we believe that they are appropriate and within acceptable industry ranges, although an increase or decrease in the estimates or economic events outside our control could have a material impact on our results of operations and cash flows. Accordingly, the ultimate settlement of these costs may vary significantly from the estimates included in our Consolidated Financial Statements.

Pension and Postretirement Benefits.  Our pension and other postretirement benefit obligations and related costs are calculated using actuarial assumptions. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of plan expense and liability measurement. We evaluate these critical assumptions annually. Other assumptions involve demographic factors such as retirement, mortality, turnover, health care cost trends and rate of compensation increases.

The discount rate is used to calculate the present value of expected future pension and postretirement cash flows as of the measurement date. The guideline for establishing this rate is high-quality, long-term bond rates. A lower discount rate increases the present value of benefit obligations and increases pension expense. The expected long-term rate of return on plan assets is based on current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. A lower-than-expected rate of return on pension plan assets will increase pension expense. A 100 basis point increase in the discount rate would decrease our annual pension expense by $1.6 million. A 100 basis point decrease in the discount rate would increase our annual pension expense by $2.4 million. A 100 basis point increase in our expected return on plan assets would decrease our annual pension expense by $1.8 million. A 100 basis point decrease in our expected return on plan assets would increase our annual pension expense by $1.8 million. See Note 15 to the Consolidated Financial Statements for additional information regarding these assumptions.

Related Party Transactions

Transactions with PepsiCo

PepsiCo is considered a related party due to the nature of our franchise relationship and PepsiCo’s ownership interest in us. As of the end of fiscal year 2007, PepsiCo beneficially owned approximately 44 percent of PepsiAmericas’ outstanding common stock. These shares are subject to a shareholder agreement with our company. During fiscal year 2007, approximately 90 percent of our total net sales were derived from the sale of PepsiCo products. We have entered into transactions and agreements with PepsiCo from time to time, and we expect to enter into additional transactions and agreements with PepsiCo in the future. Material agreements and transactions between our company and PepsiCo are described below.

Pepsi franchise agreements are subject to termination only upon failure to comply with their terms. Termination of these agreements can occur as a result of any of the following: our bankruptcy or insolvency; change of control of greater than 15 percent of any class of our voting securities; untimely payments for concentrate purchases; quality control failure; or failure to carry out the approved business plan communicated to PepsiCo.

Bottling Agreements and Purchases of Concentrate and Finished Product.  We purchase concentrates from PepsiCo and manufacture, package, distribute and sell cola and non-cola beverages under various bottling agreements with PepsiCo. These agreements give us the right to manufacture, package, sell and distribute beverage products of PepsiCo in both bottles and cans and fountain syrup in specified territories. These agreements include a Master Bottling Agreement and a Master Fountain Syrup Agreement for beverages bearing the “Pepsi-Cola” and “Pepsi” trademarks, including Diet Pepsi, in the United States. The agreements also include bottling and distribution agreements for non-cola products in the United States, and international bottling agreements for countries outside the United States. These agreements provide PepsiCo with the ability to set prices of concentrates, as well as the terms of payment and other terms and conditions under which we purchase such concentrates. Concentrate purchases from PepsiCo included in cost of goods sold totaled $892.4 million, $829.8 million and $763.2 million for the fiscal years 2007, 2006 and 2005, respectively. In addition, we bottle water under the “Aquafina” trademark pursuant to an agreement with PepsiCo that provides for payment of a royalty fee to PepsiCo, which totaled $54.3 million, $50.2 million and $36.9 million for the fiscal years 2007, 2006 and 2005, respectively, and was included in cost of goods sold. We also purchase finished beverage products from PepsiCo and certain of its affiliates, including tea, concentrate and finished beverage products from a Pepsi/Lipton partnership, as well as finished beverage products from a PepsiCo/Starbucks partnership. Such purchases are reflected in cost of goods sold and totaled $210.0 million, $188.0 million and $161.0 million for the fiscal years 2007, 2006 and 2005, respectively.

Bottler Incentives and Other Support Arrangements.  We share a business objective with PepsiCo of increasing availability and consumption of Pepsi-Cola beverages. Accordingly, PepsiCo provides us with various forms of bottler incentives to promote its brands. The level of this support is negotiated regularly and can be increased or decreased at the discretion of PepsiCo. To support volume and market share growth, the bottler incentives cover a variety of initiatives, including direct marketplace, shared media and advertising support. Worldwide bottler incentives from PepsiCo totaled approximately $230.2 million, $226.8 million, and $203.3 million for the fiscal years ended 2007, 2006 and 2005, respectively. There are no conditions or requirements that could result in the repayment of any support payments we have received.

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

Based on information received from PepsiCo, PepsiCo also provided indirect marketing support to our marketplace, which consisted primarily of media expenses. This indirect support is not reflected or included in our Consolidated Financial Statements, as these amounts were paid by PepsiCo on our behalf to third parties.

Manufacturing and National Account Services.  We provide manufacturing services to PepsiCo in connection with the production of certain finished beverage products, and also provide certain manufacturing, delivery and equipment maintenance services to PepsiCo’s national account customers. Net amounts paid or payable by PepsiCo to us for these services were $19.6 million, $19.3 million, and $17.2 million for fiscal years 2007, 2006 and 2005, respectively.

Sandora Joint Venture.  During fiscal year 2007, we entered into a joint venture agreement with PepsiCo to purchase the outstanding common stock of Sandora. We hold a 60 percent interest in the joint venture and PepsiCo holds a 40 percent interest. The joint venture financial statements have been consolidated in our Consolidated Financial Statements.

Other Transactions.  PepsiCo provides procurement services to us pursuant to a shared services agreement. Under this agreement, PepsiCo acts as our agent and negotiates with various suppliers the cost of certain raw materials by entering into raw material contracts on our behalf. The raw material contracts obligate us to purchase certain minimum volumes. PepsiCo also collects and remits to us certain rebates from the various suppliers related to our procurement volume. In addition, PepsiCo executes certain derivative contracts on our behalf and in accordance with our hedging strategies. In fiscal years 2007, 2006 and 2005, we paid $3.9 million, $3.9 million, and $3.4 million, respectively, to PepsiCo for such services.

Net amounts paid to PepsiCo and its affiliates for snack food products recorded in cost of goods sold were $17.6 million, $12.5 million and $11.4 million in fiscal years 2007, 2006 and 2005 respectively.

During fiscal year 2005, we received payment of $2.1 million related to the settlement of the fructose lawsuit for the former Heartland territories, which we acquired in 1999. The payment was originally made to PepsiCo out of the settlement trust, and then the funds were remitted to us by PepsiCo. The amount is included in “Fructose settlement income” on the Consolidated Statement of Income.

As of the end of fiscal years 2007 and 2006, net amounts due from PepsiCo were $3.1 million and $24.2 million, respectively.

In summary, the Consolidated Statements of Income include the following income and (expense) transactions with PepsiCo (in millions):

	2007	2006	2005

Net sales:
Bottler incentives	$32.9	$30.6	$32.9
Manufacturing and national account services	19.6	19.3	17.2

	$52.5	$49.9	$50.1

Cost of goods sold:
Purchases of concentrate	$(892.4)	$(829.8)	$(763.2)
Purchases of finished beverage products	(210.0)	(188.0)	(161.0)
Purchases of finished snack food products	(17.6)	(12.5)	(11.4)
Bottler incentives	180.7	182.3	156.4
Aquafina royalty fee	(54.3)	(50.2)	(36.9)
Procurement services	(3.9)	(3.9)	(3.4)

	$(997.5)	$(902.1)	$(819.5)

Selling, delivery and administrative expenses:
Bottler incentives	$16.6	$13.9	$14.0
Purchases of advertising materials	(2.0)	(1.8)	(2.1)

	$14.6	$12.1	$11.9

Transactions with Bottlers in Which PepsiCo Holds an Equity Interest.  We sell finished beverage products to other bottlers, including The Pepsi Bottling Group, Inc. and Pepsi Bottling Ventures LLC, bottlers in which PepsiCo owns an equity interest. These sales occur in instances where the proximity of our production facilities to the other bottlers’ markets or lack of manufacturing capability, as well as other economic considerations, make it more efficient or desirable for the other bottlers to buy finished product from us. Our sales to other bottlers, including those in which PepsiCo owns an equity interest, were approximately $213.0 million, $170.1 million, and $128.8 million in fiscal years 2007, 2006, and 2005, respectively. Our purchases from such other bottlers were $0.3 million, $2.0 million, and $0.2 million in fiscal years 2007, 2006, and 2005, respectively.

Agreements and Relationships with Dakota Holdings, LLC, Starquest Securities, LLC and Mr. Pohlad

Under the terms of the PepsiAmericas merger agreement, Dakota Holdings, LLC (“Dakota”), a Delaware limited liability company whose members at the time of the PepsiAmericas merger included PepsiCo and Pohlad Companies, became the owner of 14,562,970 shares of our common stock, including 377,128 shares purchasable pursuant to the exercise of a warrant. In November 2002, the members of Dakota entered into a redemption agreement pursuant to which the PepsiCo membership interests were redeemed in exchange for certain assets of Dakota. As a result, Dakota became the owner of 12,027,557 shares of our common stock, including 311,470 shares purchasable pursuant to the exercise of a warrant. In June 2003, Dakota converted from a Delaware limited liability company to a Minnesota limited liability company pursuant to an agreement and plan of merger. In January 2006, Starquest Securities, LLC (“Starquest”), a Minnesota limited liability company, obtained the shares of our common stock previously owned by Dakota, including the shares of common stock purchasable upon exercise of the above-referenced warrant, pursuant to a contribution agreement. Such warrant expired unexercised in January 2006, resulting in Starquest holding 11,716,087 shares of our common stock. In February 2008, Starquest acquired an additional 400,000 shares of our common stock pursuant to open market purchases, bringing its holdings to 12,116,087 shares of common stock, or 9.4 percent, as of February 22, 2008. The shares held by Starquest are subject to a shareholder agreement with our company.

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

Transactions with Pohlad Companies

In fiscal year 2005, we entered into an Aircraft Joint Ownership Agreement with Pohlad Companies for a one-eighth interest in an aircraft and paid Pohlad Companies approximately $1.7 million. SD&A expenses associated with the aircraft in fiscal years 2007, 2006, and 2005 were $0.1 million, $0.2 million and $0.2 million, respectively.

Recently Issued Accounting Pronouncements

See Note 1 of the Consolidated Financial Statements for a summary of new accounting pronouncements that may impact our business.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We are subject to various market risks, including risks from changes in commodity prices, interest rates and currency exchange rates, which are addressed below. In addition, see Note 14 to the Consolidated Financial Statements.

Commodity Prices.  We purchase commodity inputs such as aluminum for our cans, resin for our PET bottles, natural gas, diesel fuel, unleaded gasoline, high fructose corn syrup, and sugar to be used in our operations. These commodities are subject to price fluctuations that may create price risk. Our ability to recover higher product costs through price increases to customers may be limited due to the competitive pricing environment that exists in the soft drink business. We use derivative financial instruments to hedge price fluctuations for a portion of anticipated purchases of certain commodities used in our operations. We have policies governing the hedging instruments we may use, including a policy to not enter into derivative contracts for speculative or trading purposes. As of the end of fiscal year 2007, we had no outstanding hedges.

Interest Rates.  During fiscal year 2007, the risk from changes in interest rates was not material to our operations because a significant portion of our debt issues represented fixed rate obligations. As of the end of fiscal year 2007, approximately 20 percent of our debt issues were variable rate obligations. Our floating rate exposure relates to changes in the six-month London Interbank Offered Rate (“LIBOR”) and the federal funds rate. Assuming consistent levels of floating rate debt with those held as of the end of fiscal year 2007, a 50 basis point (0.5 percent) change in each of these rates would have an impact of approximately $2.2 million on our annual interest expense. During fiscal year 2007, we had cash equivalents throughout the year, principally invested in money market funds, which were most closely tied to the federal funds rate. Assuming a 50 basis point change in the rate of interest associated with our short-term investments, interest income would not have changed by a significant amount.

Currency Exchange Rates.  Because we operate outside of the U.S., we are subject to risk resulting from changes in currency exchange rates. Currency exchange rates are influenced by a variety of economic factors including local inflation, growth, interest rates and governmental actions, as well as other factors. Any positive cash flows generated have been reinvested in the operations, excluding repayments of intercompany loans from the manufacturing operations in Poland and the Czech Republic. Our investment in markets outside of the U.S. has increased during the past several years and as such, our exposure to currency risk has increased.

Based on net sales, international operations represented approximately 24 percent of our total operations in fiscal year 2007. Changes in currency exchange rates impact the translation of the operations’ results from their local currencies into U.S. dollars. If the currency exchange rates had changed by ten percent in fiscal year 2007, we estimate the impact on operating income would have been approximately $12 million. Our estimate reflects the fact that a portion of the international operations costs are denominated in U.S. dollars, including concentrate purchases. This estimate does not take into account the possibility that rates can move in opposite directions and that gains in one category may or may not be offset by losses from another category.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 29, 2007, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 29, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of our company’s consolidated entities except for Sandora LLC (“Sandora”), a business acquired by a joint venture in which we hold a 60 percent interest during fiscal year 2007. Our company’s consolidated net sales for fiscal year 2007 were $4,479.5 million, of which Sandora represented approximately $88.7 million. Our company’s consolidated total assets as of the end of fiscal year 2007 were approximately $5,308.0 million, of which Sandora represented approximately $812.2 million.

Our management assessed the effectiveness of our internal control over financial reporting as of December 29, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on this assessment, management believes that, as of December 29, 2007, our internal control over financial reporting was effective based on those criteria.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
of PepsiAmericas, Inc.:

We have audited PepsiAmericas, Inc.’s (the Company) internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The scope of management’s assessment of the effectiveness of internal control over financial reporting as of December 29, 2007 includes all of the Company’s consolidated entities except for Sandora LLC (Sandora), a business acquired by a joint venture in which the Company holds a 60 percent interest during fiscal year 2007. The Company’s consolidated net sales for fiscal year 2007 were approximately $4,479.5 million, of which Sandora represented approximately $88.7 million. The Company’s consolidated total assets as of the end of fiscal year 2007 were approximately $5,308.0 million, of which Sandora represented approximately $812.2 million. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over the financial reporting of Sandora.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PepsiAmericas, Inc. and subsidiaries as of the end of fiscal years 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the fiscal years 2007, 2006 and 2005, and our report dated February 26, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Minneapolis, Minnesota
February 26, 2008

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

We incorporate by reference the information contained under the captions “Proposal 1: Election of Directors”, “Our Board of Directors and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the annual meeting of shareholders to be held April 24, 2008.

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

We incorporate by reference the information contained under the captions “Our Board of Directors and Committees — Management Resources and Compensation Committee Interlocks and Insider Participation”, “Our Board of Directors and Committees — Management Resources and Compensation Committee Report”, “Non-Employee Director Compensation” and “Executive Compensation” in our definitive proxy statement for the annual meeting of shareholders to be held April 24, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate by reference the information contained under the captions “Our Largest Shareholders” and “Shares Held by Our Directors and Executive Officers” in our definitive proxy statement for the annual meeting of shareholders to be held April 24, 2008.

Equity Compensation Plan Information.  The following table summarizes information regarding common stock that may be issued under our existing equity compensation plans as of the end of fiscal year 2007:

	Number of Securities				Number of Securities
	to be Issued		Weighted Average		Remaining Available
	upon Exercise of		Exercise Price of		for Future Issuance
	Outstanding Options,		Outstanding Options,		Under Equity
	Warrants and Rights		Warrants and Rights		Compensation Plans

Equity compensation plans approved by security holders	4,282,141	(1)	$15.57	(2)	4,212,792
Equity compensation plans not approved by security holders	—				—

Total	4,282,141				4,212,792

(1)	This number includes stock options, as well as 2,463,899 shares underlying unvested restricted stock awards, granted or issued under stock incentive plans approved by our shareholders.

(2)	The weighted average exercise price of outstanding options and rights excludes unvested restricted stock awards.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

We incorporate by reference the information contained under the captions “Our Board of Directors and Committees” and “Certain Relationships and Related Transactions” in our definitive proxy statement for the annual meeting of shareholders to be held April 24, 2008.

Item 14.	Principal Accountant Fees and Services.

We incorporate by reference the information contained under the caption “Proposal 2: Ratification of Appointment of Independent Registered Public Accountants” in our definitive proxy statement for the annual meeting of shareholders to be held April 24, 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) See Index to Financial Information on page F-1 and Exhibit Index on page E-1.

(b) See Exhibit Index on page E-1.

(c) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of February 2008.

PEPSIAMERICAS, INC.

By:	/s/ ALEXANDER H. WARE
Alexander H. Ware
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of February 2008.

	Signature	Title

	/s/ ROBERT C. POHLAD Robert C. Pohlad	Chairman of the Board and Chief Executive Officer and Director (Principal Executive Officer)

	/s/ ALEXANDER H. WARE Alexander H. Ware	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	/s/ TIMOTHY W. GORMAN Timothy W. Gorman	Senior Vice President and Controller (Principal Accounting Officer)

*	/s/ HERBERT M. BAUM Herbert M. Baum	Director

*	/s/ RICHARD G. CLINE Richard G. Cline	Director

*	/s/ MICHAEL J. CORLISS Michael J. Corliss	Director

*	/s/ PIERRE S. du PONT Pierre S. du Pont	Director

*	/s/ ARCHIE R. DYKES Archie R. Dykes	Director

*	/s/ JAROBIN GILBERT Jr. Jarobin Gilbert Jr.	Director

*	/s/ JAMES R. KACKLEY James R. Kackley	Director

*	/s/ MATTHEW M. McKENNA Matthew M. Mckenna	Director

*	/s/ DEBORAH E. POWELL Deborah E. Powell	Director

*By:	/s/ ALEXANDER H. WARE Alexander H. Ware Attorney-in-Fact February 27, 2008

PEPSIAMERICAS, INC.

FINANCIAL INFORMATION

FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

FISCAL YEAR 2007

PEPSIAMERICAS, INC.

Index to Financial Information

Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Statements of Income for the fiscal years 2007, 2006 and 2005	F-3
Consolidated Balance Sheets as of fiscal year end 2007 and 2006	F-4
Consolidated Statements of Cash Flows for the fiscal years 2007, 2006 and 2005	F-5
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the fiscal years 2007, 2006 and 2005	F-6
Notes to Consolidated Financial Statements	F-7
Financial Statement Schedules:
Financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
of PepsiAmericas, Inc.:

We have audited the accompanying consolidated balance sheets of PepsiAmericas, Inc. and subsidiaries (the Company) as of the end of fiscal years 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the fiscal years 2007, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of the end of fiscal years 2007 and 2006, and the results of their operations and their cash flows for each of the fiscal years 2007, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 29, 2007, based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Minneapolis, Minnesota
February 26, 2008

PEPSIAMERICAS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

Fiscal Years	2007	2006	2005

Net sales	$4,479.5	$3,972.4	$3,726.0
Cost of goods sold	2,656.2	2,364.3	2,163.5

Gross profit	1,823.3	1,608.1	1,562.5
Selling, delivery and administrative expenses	1,380.9	1,238.4	1,183.2
Fructose settlement income	—	—	16.6
Special charges	6.3	13.7	2.5

Operating income	436.1	356.0	393.4
Interest expense, net	109.2	101.3	89.9
Other expense, net	0.6	11.7	5.0

Income from continuing operations before income taxes, minority interest, and equity in net earnings of nonconsolidated companies	326.3	243.0	298.5
Income taxes	112.0	90.5	108.8
Minority interest	(0.1)	0.2	0.1
Equity in net earnings of nonconsolidated companies	—	5.6	4.9

Income from continuing operations	214.2	158.3	194.7
Loss from discontinued operations, net of tax	2.1	—	—

Net income	$212.1	$158.3	$194.7

Weighted average common shares:
Basic	126.7	127.9	134.7
Incremental effect of stock options and awards	2.5	1.9	2.5

Diluted	129.2	129.8	137.2

Earnings per share:
Basic:
Income from continuing operations	$1.69	$1.24	$1.45
Loss from discontinued operations	(0.02)	—	—

Total	$1.67	$1.24	$1.45
Diluted:
Income from continuing operations	$1.66	$1.22	$1.42
Loss from discontinued operations	(0.02)	—	—

Total	$1.64	$1.22	$1.42

Cash dividends declared per share	$0.52	$0.50	$0.34

The accompanying notes are an integral part of these consolidated financial statements.

PEPSIAMERICAS, INC.

CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

As of Fiscal Year End	2007	2006

ASSETS:
Current assets:
Cash and cash equivalents	$189.7	$93.1
Receivables, net of allowance of $14.7 million and $16.1 million, respectively	330.6	267.1
Inventories:
Raw materials and supplies	144.5	104.2
Finished goods	143.2	128.8

Total inventories	287.7	233.0
Other current assets	114.1	81.9

Total current assets	922.1	675.1

Property and equipment:
Land	78.5	63.7
Buildings and improvements	508.2	445.7
Machinery and equipment	2,263.8	2,067.0

Total property and equipment	2,850.5	2,576.4
Less: accumulated depreciation	(1,520.9)	(1,437.7)

Net property and equipment	1,329.6	1,138.7
Goodwill	2,432.7	2,027.1
Intangible assets, net	545.6	299.9
Other assets	78.0	66.6

Total assets	$5,308.0	$4,207.4

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Short-term debt, including current maturities of long-term debt	$337.6	$212.9
Payables	224.0	189.4
Accrued expenses
Salaries and wages	93.3	53.9
Customer incentives	88.8	71.6
Interest	26.6	21.5
Other	132.3	144.5

Total current liabilities	902.6	693.8

Long-term debt	1,803.5	1,490.2
Deferred income taxes	282.5	243.1
Minority interest	273.4	0.1
Other liabilities	187.7	175.6

Total liabilities	3,449.7	2,602.8

Shareholders’ equity:
Preferred stock ($0.01 par value, 12.5 million shares authorized; no shares issued)	—	—
Common stock ($0.01 par value, 350 million shares authorized; 137.6 million shares issued — 2007 and 2006)	1,292.7	1,283.4
Retained income	670.9	525.4
Accumulated other comprehensive income	98.8	21.7
Treasury stock, at cost (9.5 million shares and 10.6 million shares, respectively)	(204.1)	(225.9)

Total shareholders’ equity	1,858.3	1,604.6

Total liabilities and shareholders’ equity	$5,308.0	$4,207.4

The accompanying notes are an integral part of these consolidated financial statements.

PEPSIAMERICAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

Fiscal Years	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$212.1	$158.3	$194.7
Loss from discontinued operations	2.1	—	—

Income from continuing operations	214.2	158.3	194.7
Adjustments to reconcile to net cash provided by operating activities of continuing operations:
Depreciation and amortization	204.4	193.4	184.7
Deferred income taxes	6.1	(2.5)	(7.2)
Special charges	6.3	13.7	2.5
Cash outlays related to special charges	(14.3)	(2.6)	(1.6)
Pension contributions	(0.9)	(10.0)	(16.8)
Lease exit costs	—	—	6.1
Loss on extinguishment of debt	—	—	5.6
Gain on sale of investment	—	(0.9)	—
Equity in net earnings of nonconsolidated companies	—	(5.6)	(4.9)
Excess tax benefits from share-based payment arrangements	(12.5)	(6.8)	—
Gain on sale of non-core property	(10.2)	—	—
Marketable securities impairment	4.0	7.3	—
Other	28.6	18.2	17.8
Changes in assets and liabilities, exclusive of acquisitions:
(Increase) decrease in receivables	(30.0)	(37.0)	0.6
Increase in inventories	(19.3)	(24.2)	(5.9)
Increase in payables	23.5	0.5	13.7
Net change in other assets and liabilities	33.6	42.0	42.5

Net cash provided by operating activities of continuing operations	433.5	343.8	431.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Franchises and companies acquired, net of cash acquired	(682.7)	(88.5)	(354.6)
Capital investments	(264.6)	(169.3)	(180.3)
Purchase of equity investment	(2.3)	—	(51.0)
Proceeds from sales of property and equipment	29.2	9.7	5.3
Proceeds from sales of investments	—	0.9	—

Net cash used in investing activities	(920.4)	(247.2)	(580.6)

CASH FLOWS FROM FINANCING ACTIVITES:
Net borrowings of short-term debt	105.9	13.6	75.3
Proceeds from issuance of long-term debt	298.2	247.4	793.3
Repayment of long-term debt	(39.0)	(185.8)	(457.1)
Contribution from joint venture minority shareholder	271.8	—	—
Excess tax benefits from share-based payment arrangements	12.5	6.8	—
Issuance of common stock	61.1	24.9	61.4
Treasury stock purchases	(59.4)	(150.7)	(239.2)
Cash dividends	(65.2)	(59.3)	(35.1)

Net cash provided by (used in) financing activities	585.9	(103.1)	198.6

Net operating cash flows used in discontinued operations	(10.4)	(11.1)	(10.1)
Effects of exchange rate changes on cash and cash equivalents	8.0	(5.3)	1.4

Change in cash and cash equivalents	96.6	(22.9)	41.1
Cash and cash equivalents at beginning of year	93.1	116.0	74.9

Cash and cash equivalents at end of year	$189.7	$93.1	$116.0

The accompanying notes are an integral part of these consolidated financial statements.

PEPSIAMERICAS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
(in millions)

					Accumulated
				Unearned	Other
				Stock-	Comprehensive			Total
	Common Stock		Retained	Based	Income	Treasury Stock		Shareholders’
	Shares	Amount	Income	Compensation	(Loss)	Shares	Amount	Equity

As of fiscal year end 2004	167.6	$1,535.3	$579.6	$(8.7)	$16.0	(29.0)	$(499.0)	$1,623.2
Comprehensive income:
Net income			194.7					194.7
Foreign currency translation adjustment					(23.5)			(23.5)
Unrealized loss on securities					(8.7)			(8.7)
Unrealized loss on derivative instruments					(3.6)			(3.6)
Minimum pension liability adjustment					(5.3)			(5.3)

Total comprehensive income								153.6

Treasury stock purchases						(10.1)	(239.2)	(239.2)
Treasury stock retirements	(30.0)	(276.3)	(296.0)			30.0	572.3	—
Stock compensation plans		8.1		(7.8)		4.5	77.7	78.0
Dividends declared			(46.3)					(46.3)

As of fiscal year end 2005	137.6	$1,267.1	$432.0	$(16.5)	$(25.1)	(4.6)	$(88.2)	$1,569.3
Comprehensive income:
Net income			158.3					158.3
Foreign currency translation adjustment					40.7			40.7
Unrealized loss on securities					(4.1)			(4.1)
Unrealized loss on derivative instruments					(0.9)			(0.9)
Minimum pension liability adjustment					(12.1)			(12.1)

Total comprehensive income								181.9

Adjustment from the adoption of SFAS No. 158, net of tax					23.2			23.2
Treasury stock purchases						(6.3)	(150.7)	(150.7)
Stock compensation plans		16.3		16.5		0.3	13.0	45.8
Dividends declared			(64.9)					(64.9)

As of fiscal year end 2006	137.6	$1,283.4	$525.4	$—	$21.7	(10.6)	$(225.9)	$1,604.6
Comprehensive income:
Net income			212.1					212.1
Foreign currency translation adjustment					66.6			66.6
Unrealized loss on securities					(0.3)			(0.3)
Unrealized gain on derivative instruments					0.6			0.6
Change in unrecognized pension and postretirement cost					10.2			10.2

Total comprehensive income								289.2

Adjustment from the adoption of FIN 48			0.6					0.6
Treasury stock purchases						(2.7)	(59.4)	(59.4)
Stock compensation plans		9.3				3.8	81.2	90.5
Dividends declared			(67.2)					(67.2)

As of fiscal year end 2007	137.6	$1,292.7	$670.9	$—	$98.8	(9.5)	$(204.1)	$1,858.3

The accompanying notes are an integral part of these consolidated financial statements.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies

Nature of operations.  PepsiAmericas, Inc. (referred to herein as “PepsiAmericas,” “we,” “our,” or “us”) manufactures and distributes a broad portfolio of beverage products in the United States (“U.S.”), Central and Eastern Europe (“CEE”) and the Caribbean. We operate under exclusive franchise agreements with soft drink concentrate producers, including master bottling and fountain syrup agreements with PepsiCo, Inc. (“PepsiCo”) for the manufacture, packaging, sale and distribution of PepsiCo branded products. There are similar agreements with other companies whose brands we produce and distribute. The franchise agreements, in most instances, exist in perpetuity and contain operating and marketing commitments and conditions for termination.

We distribute beverage products to various customers in our designated territories and through various distribution channels. We are vulnerable to certain concentrations of risk, mostly impacting the brands we sell, as well as the customer base to which we sell, as we are exposed to a risk of loss greater than if we would have mitigated these risks through diversification. Approximately 90 percent of our net sales were derived from brands that we bottle under licenses from PepsiCo or PepsiCo joint ventures. Wal-Mart Stores, Inc. is our largest customer which constituted 13.6 percent, 11.8 percent and 10.2 percent of our net sales in our U.S. operations for fiscal years 2007, 2006 and 2005, respectively.

Principles of consolidation.  The Consolidated Financial Statements include all wholly and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. We have an ownership interest in a joint venture that is considered a variable interest entity. Under the terms of the joint venture agreement, we hold a 60 percent interest and PepsiCo holds a 40 percent interest in the joint venture. Pursuant to Financial Accounting Standards Boards (“FASB”) Interpretation No. 46(R) (“FIN 46(R)”), “Consolidation of Variable Interest Entities”, PepsiAmericas was determined to be the primary beneficiary and, therefore, the joint venture financial statements have been consolidated in our financial statements. Due to the timing of the receipt of available financial information, the results of Quadrant-Amroq Bottling Company Limited (“QABCL” or “Romania”) and Sandora LLC (“Sandora”) are recorded on a one-month lag basis.

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

Fiscal year.  Our U.S. operations report using a fiscal year that consists of 52 or 53 weeks ending on the Saturday closest to December 31. Our 2007, 2006 and 2005 fiscal years consisted of 52 weeks and ended on December 29, 2007, December 30, 2006 and December 31, 2005, respectively.

Beginning in fiscal year 2007, our Caribbean operations aligned their reporting calendar with our U.S. operations. Previously, our Caribbean operations fiscal years ended on December 31. The change to the Caribbean fiscal year was not material to our Consolidated Financial Statements. Our CEE operations fiscal year ends on December 31 and therefore, are not impacted by the 53rd week.

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

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

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

For a cash flow hedge, the effective portion of changes in the fair value of the derivative instrument that are highly effective are deferred in “Accumulated other comprehensive income” until the underlying hedged item is recognized in earnings. The applicable gain or loss recognized in earnings is recorded consistent with the expense classification of the underlying hedged item. If a fair value or cash flow hedge were to cease to qualify for hedge accounting or be terminated, it would continue to be carried on the Consolidated Balance Sheets at fair value until settled, but hedge accounting would be discontinued prospectively. If a forecasted transaction was no longer probable of occurring, amounts previously deferred in “Accumulated other comprehensive income” would be recognized immediately in earnings.

We may also enter into derivative instruments for which hedge accounting is not elected, because they are entered into to offset changes in the fair value of an underlying transaction recognized in earnings. These instruments are reflected in the Consolidated Balance Sheets at fair value with changes in fair value recognized in earnings.

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

Property and equipment.  Depreciation is computed on the straight-line method. Generally, when property is sold or retired, the cost and accumulated depreciation are eliminated from the accounts and gains or losses are recorded in operating income. Expenditures for maintenance and repairs are expensed as incurred. Generally, the estimated useful lives of depreciable assets are 15 to 40 years for buildings and improvements and 5 to 13 years for machinery and equipment.

Goodwill and intangible assets.  Goodwill and intangible assets with indefinite lives are not amortized, but instead tested annually for impairment or more frequently if events or changes in circumstances indicate that an asset might be impaired. Goodwill is tested for impairment using a two-step approach at the reporting

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

unit level: U.S., CEE, and Caribbean. First, we estimate the fair value of the reporting units primarily using discounted estimated future cash flows. If the carrying amount exceeds the fair value of the reporting unit, the second step of the goodwill impairment test is performed to measure the amount of the potential impairment loss. Goodwill impairment is measured by comparing the “implied fair value” of goodwill with its carrying amount. Our annual impairment evaluation for goodwill is performed in the fourth quarter and no impairment of goodwill has been indicated.

Our identified intangible assets with indefinite lives principally arise from the allocation of the purchase price of businesses acquired and consist primarily of franchise and distribution agreements. Impairment is measured as the amount by which the carrying amount of the intangible asset exceeds its estimated fair value. The estimated fair value is generally determined on the basis of discounted future cash flows. Based on our impairment analysis performed in fiscal year 2007, the estimated fair value of our identified intangible assets with indefinite lives exceeded the carrying amount.

The impairment evaluation requires the use of considerable management judgment to determine the fair value of the goodwill and intangible assets with indefinite lives using discounted future cash flows, including estimates and assumptions regarding the amount and timing of cash flows, cost of capital and growth rates.

Our definite lived intangible assets consist primarily of trademarks and tradenames, franchise and distribution agreements, and customer relationships and lists. We compute amortization of definite lived intangible assets using the straight-line method. The approximate lives used for annual amortization are 20 to 30 years for trademarks and tradenames, 20 years for franchise and distribution agreements, and 3 to 14 years for customer relationships and lists.

Carrying amounts of long-lived assets.  We evaluate the carrying amounts of our long-lived assets by reviewing projected undiscounted cash flows. Such evaluations are performed whenever events and circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the projected undiscounted cash flows over the estimated remaining lives of the related asset group does not exceed the carrying amount, the carrying amount would be adjusted for the difference between the fair value and the related carrying amount.

Investments.  Investments are included in “Other assets” on the Consolidated Balance Sheets and include investments recorded under the equity method, available-for-sale equity securities, securities that are not publicly traded, and other investments, including real estate. The equity method of accounting is used for investments in affiliated companies which are not controlled by our company and in which our interest is generally between 20 and 50 percent. Our share of earnings or losses of affiliated companies is included in the Consolidated Statements of Income. Available-for-sale equity securities are carried at fair value, with unrecognized gains and losses, net of taxes, recorded in “Accumulated other comprehensive income.” Fair values of available-for-sale securities are determined based on prevailing market prices. Unrealized losses determined to be other-than-temporary are recorded in “Other expense, net” on the Consolidated Statements of Income. Securities that are not publicly traded and real estate investments are carried at cost, which management believes is lower than net realizable value.

Environmental liabilities.  We are subject to certain indemnification obligations under agreements related to previously sold subsidiaries, including potential environmental liabilities. We have recorded our best estimate of the probable liability under those indemnification obligations. The estimated indemnification liabilities include expenses for the remediation of identified sites, payments to third parties for claims and expenses (including product liability and toxic tort claims), administrative expenses, and the expense of on-going evaluations and litigation. Such estimates and the recorded liabilities are subject to various factors, including possible insurance recoveries, the allocation of liabilities among other potentially responsible parties, the advancement of technology for means of remediation, possible changes in the scope of work at the

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

contaminated sites, as well as possible changes in related laws, regulations, and agency requirements. We do not discount environmental liabilities.

Pension and Postretirement Benefits.  Our pension and other postretirement benefit obligations and related costs are calculated using actuarial assumptions. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of plan expense and liability measurement. We evaluate these critical assumptions annually. Other assumptions involve demographic factors such as retirement, mortality, turnover, health care cost trends and rate of compensation increases.

The discount rate is used to calculate the present value of expected future pension and postretirement cash flows as of the measurement date. The guideline for establishing this rate is high-quality, long-term bond rates. A lower discount rate increases the present value of benefit obligations and increases pension expense. The expected long-term rate of return on plan assets is based on current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. A lower-than-expected rate of return on pension plan assets will increase pension expense. See Note 15 to the Consolidated Financial Statements for additional information regarding these assumptions.

Revenue recognition.  Revenue is recognized when title to a product is transferred to the customer. Payments made to customers for the exclusive rights to sell our products in certain venues are recorded as a reduction of net sales over the term of the agreement. Customer discounts and allowances are recorded in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” and are reflected as a reduction of net sales based on actual customer sales volume during the period and

Bottler incentives.  PepsiCo and other brand owners, at their sole discretion, provide us with various forms of marketing support. To promote volume and market share growth, the marketing support is intended to cover a variety of initiatives, including direct marketplace, shared media and advertising support. Worldwide bottler incentives totaled approximately $243.5 million, $240.8 million, and $217.2 million for the fiscal years 2007, 2006 and 2005, respectively. There are no conditions or requirements that could result in the repayment of any support payments we have received. Over 94 percent of the bottler incentives received in fiscal year 2007 were from PepsiCo or its affiliates.

In accordance with EITF Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor,” bottler incentives that are directly attributable to incremental expenses incurred are reported as either an increase to net sales or a reduction to selling, delivery and administrative (“SD&A”) expenses, commensurate with the recognition of the related expense. Such bottler incentives include amounts received for direct support of advertising commitments and exclusivity agreements with various customers. All other bottler incentives are recognized as a reduction of cost of goods sold when the related products are sold based on the agreements with vendors. Such bottler incentives primarily include base level funding amounts, which are fixed based on the previous year’s volume and variable amounts that are reflective of the current year’s volume performance.

PepsiCo also provided indirect marketing support to our marketplace, which consisted primarily of media expenses. This indirect support is not reflected or included in our financial statements, as these amounts were paid by PepsiCo on our behalf to third parties. Other brand owners provide similar indirect marketing support.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

The Consolidated Statements of Income include the following bottler incentives recorded as income or as a reduction of expense (in millions):

	2007	2006	2005

Net sales	$36.3	$34.2	$36.6
Cost of goods sold	188.0	191.7	165.5
Selling, delivery and administrative expenses	19.2	14.9	15.1

Total	$243.5	$240.8	$217.2

Advertising and marketing costs.  We are involved in a variety of programs to promote our products. Advertising and marketing costs are expensed in the year incurred. Certain advertising and marketing costs incurred by us are partially reimbursed by PepsiCo and other brand owners in the form of marketing support. Advertising and marketing expenses were $153.2 million, $122.5 million and $104.3 million in fiscal years 2007, 2006 and 2005, respectively. These amounts are net of bottler incentives of $10.1 million, $10.5 million and $11.2 million in fiscal years 2007, 2006 and 2005, respectively.

Shipping and handling costs.  We record shipping and handling costs in SD&A expenses. Such costs totaled $291.5 million, $278.7 million and $267.1 million in fiscal years 2007, 2006 and 2005, respectively.

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

Our liability for casualty costs is estimated using individual case-based valuations and statistical analyses and is based upon historical experience, actuarial assumptions and professional judgment. These estimates are subject to the effects of trends in loss severity and frequency and are based on the best data available to us. These estimates, however, are also subject to a significant degree of inherent variability. We evaluate these estimates on an annual basis and we believe that they are appropriate and within acceptable industry ranges, although an increase or decrease in the estimates or economic events outside our control could have a material impact on our results of operations and cash flows. Accordingly, the ultimate settlement of these costs may vary significantly from the estimates included in our Consolidated Financial Statements.

Stock-based compensation.  We adopted the fair value based method of accounting for our stock-based compensation of the revised SFAS No. 123, “Share-Based Payment” in fiscal year 2006. We used the modified prospective method of adoption of SFAS No. 123(R). We measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award. The total cost is reduced for estimated forfeitures over the awards’ vesting period and the cost is recognized over the requisite service period. Forfeiture estimates are reviewed on an annual basis. During fiscal year 2007 and 2006, the forfeiture rate for restricted stock awards was 3.6 and 3.3 percent, respectively, and 2.0 percent for stock options during both fiscal years.

Prior to fiscal year 2006, we used the intrinsic value method of accounting for our stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock-based employee compensation cost for stock options was reflected in net income, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense for restricted stock awards was reflected in net income, and this expense was recognized ratably over the awards’ vesting period.

Income taxes.  Our effective income tax rate is based on income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. We have established valuation

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

allowances against a portion of the foreign net operating losses and state-related net operating losses to reflect the uncertainty of our ability to fully utilize these benefits given the limited carryforward periods permitted by the various jurisdictions. The evaluation of the realizability of our net operating losses requires the use of considerable management judgment to estimate the future taxable income for the various jurisdictions, for which the ultimate amounts and timing of such realization may differ. The valuation allowance can also be impacted by changes in the tax regulations.

Significant judgment is required in determining our uncertain tax positions. We have established accruals for uncertain tax positions using management’s best judgment and adjust these liabilities as warranted by changing facts and circumstances. A change in our uncertain tax positions in any given period could have a significant impact on our results of operations and cash flows for that period.

Foreign currency translation.  The assets and liabilities of our operations that have functional currencies other than the U.S. dollar are translated at exchange rates in effect at year end, and income statements are translated at the weighted average exchange rates for the year. In accordance with SFAS No. 52, “Foreign Currency Translation”, gains and losses resulting from the translation of foreign currency financial statements are recorded as a separate component of “Accumulated other comprehensive income” in the shareholders’ equity section of the Consolidated Balance Sheets.

Earnings per share.  Basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share assumes the exercise of all options which are dilutive, whether exercisable or not. The dilutive effects of stock options, warrants, and non-vested restricted stock awards are measured under the treasury stock method.

The following options and restricted stock awards were not included in the computation of diluted earnings per share because they were antidilutive:

	2007	2006	2005

Shares under options outstanding	—	1,337,700	471,410
Weighted-average exercise price per share	$—	$22.63	$24.79
Shares under nonvested restricted stock awards	—	—	12,500
Weighted-average grant date fair value per share	$—	$—	$24.83

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” We have adopted the recognition provisions of SFAS No. 158, which required us to fully recognize the funded status associated with our defined benefit plans. We will also be required to measure our plans’ assets and liabilities as of the end of our fiscal year instead of our current measurement date of September 30. The measurement date provisions will be effective as of the end of fiscal year 2008. We have elected the alternative method of adoption for the measurement date provisions of SFAS No. 158. We estimate that the adoption of the measurement date provisions will decrease retained income by $0.3 million.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” FASB No. 159 provides guidance on the measurement of financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option provided by the FASB. SFAS No. 159 becomes effective at the beginning of fiscal year 2008. We are currently evaluating the impact SFAS No. 159 will have on our Consolidated Financial Statements.

In December 2007, the FASB issued a revised SFAS No. 141, “Business Combinations.” SFAS No. 141(R) amends the guidance relating to the use of the purchase method in a business combination. SFAS No. 141(R) requires that we recognize and measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired business at fair value. SFAS No. 141(R) also requires that we recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase. Acquisition costs to effect the acquisition and any integration costs are no longer considered a component of the cost of the acquisition. SFAS No. 141(R) becomes effective with acquisitions occurring on or after the beginning of fiscal year 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment to ARB No. 51,” to establish accounting and reporting standards on minority interest. SFAS No. 160 requires that the parent report minority interest in the equity section of the balance sheet but separate from the parent’s equity. SFAS No. 160 also requires net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the income statement. All changes in the parent’s ownership interest in the subsidiary must be accounted for consistently. Deconsolidation of the subsidiary requires the recognition of a gain or loss using the fair value of the noncontrolling equity investment rather than the carrying value. SFAS No. 160 becomes effective at the beginning of fiscal year 2009. We are currently evaluating the impact SFAS No. 160 will have on our Consolidated Financial Statements.

We adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” at the beginning of fiscal year 2007. FIN 48 provides guidance regarding the financial statement recognition and measurement of a tax position either taken or expected to be taken in a tax return. It requires the recognition of a tax position if it is more likely than not that the position would be sustained during an examination based on the technical merits of the position. See Note 8 below for additional information, including the effects of adoption on our Consolidated Balance Sheet.

2.	Investments

Equity securities classified as available-for-sale are carried at fair value and included in “Other assets” in the Consolidated Balance Sheets. Estimated fair values were $1.6 million and $6.1 million as of the end of fiscal years 2007 and 2006, respectively. Unrealized gains and losses representing the difference between carrying amounts and fair value are recorded in the “Accumulated other comprehensive income” component of shareholders’ equity. This unrealized loss, net of tax, was $0.3 million as of the end of fiscal year 2007. There were no unrealized gains or losses recorded as of the end of fiscal year 2006.

As of the end of fiscal year 2007, investments included common stock of Northfield Laboratories, Inc. (“Northfield”). As a result of a significant decline in market valuation of our investment in Northfield, and in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”, we adjusted our investment in Northfield as of the end of fiscal year 2006 and as of the end of the second quarter of 2007 to reflect the fair value and recorded these adjustments into income. The realized marketable securities impairment on the Northfield investment resulted in a non-cash charge to income of $4.0 million and $7.3 million in fiscal years 2007 and 2006, respectively.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

In fiscal year 2007, we purchased a 20 percent interest in a joint venture that owns Agrima JSC (“Agrima”). Agrima produces, sells and distributes PepsiCo branded products and other beverages throughout Bulgaria. This investment was recorded under the equity method in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investment in Common Stock,” and was reflected in “Other assets” on the Consolidated Balance Sheet. Due to the timing of the receipt of available financial information, we record equity in net earnings on a one-month lag basis.

3.	Acquisitions

In the third quarter of 2007, a joint venture formed by PepsiAmericas and PepsiCo acquired an 80 percent interest in Sandora. Sandora manufactures and distributes a variety of juice brands and is the market leader in the high growth juice category in Ukraine. In the fourth quarter of 2007, the joint venture acquired the remaining 20 percent interest in Sandora. Under the terms of the joint venture agreement, we hold a 60 percent interest and PepsiCo holds a 40 percent interest in the joint venture. The joint venture financial statements have been consolidated in our Consolidated Financial Statements, and PepsiCo’s equity was recorded as minority interest. The total purchase price of $679.4 million was net of cash received of $3.0 million. Of the total purchase price, our interest was $407.6 million. Additionally, we acquired $72.5 million of debt as part of the acquisition. Due to the timing of the receipt of available financial information from Sandora, we record results from such operations on a one-month lag basis.

In fiscal year 2005, we had acquired 49 percent of the outstanding stock of QABCL for $51.0 million. QABCL is a holding company that, through subsidiaries, produces, sells and distributes PepsiCo branded and other beverages throughout Romania with distribution rights in Moldova. In fiscal year 2006, we acquired the remaining 51 percent of the outstanding stock of QABCL for $81.9 million, net of $17.0 million cash acquired. We acquired $55.4 million of debt as part of the acquisition. The increase in the purchase price for the remainder of QABCL compared to the original investment was due to the improved operating performance subsequent to the initial acquisition of our 49 percent minority interest. In fiscal year 2006, we also completed the acquisition of Ardea Beverage Co. (“Ardea”), the maker of the airforce Nutrisoda line of soft drinks, for $6.6 million. The purchase agreement contained contingent consideration that was finalized in fiscal year 2007. The amount of additional consideration paid for Ardea was $3.3 million.

In fiscal year 2005, we completed the acquisition of the capital stock of Central Investment Corporation (“CIC”) and the capital stock of FM Vending for $354.6 million. CIC had bottling operations in southeast Florida and central Ohio and was the seventh largest Pepsi bottler in the U.S.

The following information summarizes the allocation of the initial purchase price of the Sandora acquisition (in millions):

Goodwill	$493.8
Trademarks and tradenames	109.0
Customer relationships and lists	31.8
Net assets assumed, net of cash acquired	80.5
Deferred tax liabilities	(35.7)

Total	$679.4

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

The following information summarizes the allocation of the purchase price of the QABCL acquisition (in millions):

Goodwill	$46.4
Franchise and distribution agreements	92.5
Customer relationships and lists	16.0
Net liabilities assumed, net of cash acquired	(1.9)
Deferred tax liabilities	(20.1)

Total	$132.9

The following unaudited pro forma information is provided for acquisitions assuming the Sandora acquisition occurred as of the beginning of fiscal year 2006 and the QABCL acquisition occurred as of the beginning of fiscal year 2005 (in millions, except per share amounts):

	2007	2006	2005

Net sales	$4,713.3	$4,286.9	$3,872.0
Operating income	473.7	402.8	413.8
Net income	210.6	151.2	195.2
Earnings per share:
Basic	$1.66	$1.18	$1.45
Diluted	1.63	1.16	1.42

4.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by geographic segment for fiscal years 2007 and 2006 were as follows (in millions):

	U.S.	CEE	Caribbean	Total

Balance at end of fiscal year 2005	$1,821.3	$21.2	$16.5	$1,859.0
Acquisitions	7.7	148.8	—	156.5
Purchase accounting adjustments	(3.8)	1.5	(0.3)	(2.6)
Foreign currency translation adjustment	—	14.2	—	14.2

Balance at end of fiscal year 2006	$1,825.2	$185.7	$16.2	$2,027.1
Acquisitions	—	493.8	—	493.8
Purchase accounting adjustments	(1.1)	(103.4)	(0.3)	(104.8)
Foreign currency translation adjustment	—	16.7	(0.1)	16.6

Balance at end of fiscal year 2007	$1,824.1	$592.8	$15.8	$2,432.7

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

Intangible asset balances as of the end of fiscal years 2007 and 2006 were as follows (in millions):

	2007	2006

Intangible assets subject to amortization:
Gross carrying amount
Trademarks and tradenames	$109.0	$—
Customer relationships and lists	56.2	8.0
Franchise and distribution agreements	3.3	3.3
Other	2.9	2.9

Total	$171.4	$14.2

Accumulated amortization
Trademarks and tradenames	$(1.2)	$—
Customer relationships and lists	(6.3)	(1.3)
Franchise and distribution agreements	(1.1)	(0.9)
Other	(0.8)	(0.6)

Total	$(9.4)	$(2.8)

Intangible assets subject to amortization, net	$162.0	$11.4
Intangible assets not subject to amortization:
Franchise and distribution agreements	$383.6	$288.5

Total intangible assets, net	$545.6	$299.9

For intangible assets subject to amortization, we calculate amortization expense over the period we expect to receive economic benefit. Total amortization expense was $6.6 million, $1.2 million and $0.9 million in fiscal years 2007, 2006, and 2005, respectively. The increase in amortization expense in fiscal year 2007 was due to the recognition and amortization of intangible assets associated with the Romania and Sandora acquisitions. The estimated aggregate amortization expense over each of the next five years is expected to be $12.4 million per year.

The acquisition of Sandora in fiscal year 2007 resulted in a preliminary allocation of $493.8 million to goodwill, $109.0 million to trademarks and tradenames and $31.8 million in customer relationships and lists in CEE. The trademarks and tradenames are being amortized preliminarily over 20 to 30 years. The customer relationships and lists are being amortized over 3 to 10 years. We are in the process of finalizing the valuation of the assets, liabilities and intangibles acquired in connection with the Sandora acquisition, and we anticipate that the valuation will be completed in the second quarter of 2008.

The process of valuing the assets, liabilities and intangibles acquired in connection with the acquisition of QABCL was completed in the second quarter of 2007 and resulted in an allocation of $46.4 million to goodwill and $108.5 million to other intangibles in CEE. We recorded $92.5 million and $16.0 million in franchise and distribution agreements and customer relationships and lists, respectively. We have assigned an indefinite life to the franchise and distribution agreement intangible asset. The customer relationships and lists are being amortized over eight years.

Also in fiscal year 2006, we acquired Ardea which resulted in an allocation of $7.4 million to goodwill and $2.4 million to other intangibles. The process of valuing the assets, liabilities and intangibles acquired in connection with the Ardea acquisition was completed in the second quarter of 2006.

We reduced goodwill by $0.8 million and $3.3 million in fiscal years 2007 and 2006, respectively, due to adjustments associated with net operating loss carryforwards acquired in prior year acquisitions.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

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

2007 Charges.  In fiscal year 2007, we recorded special charges of $6.3 million. In the U.S., we recorded $4.8 million of special charges primarily related to severance and relocation costs associated with our strategic realignment to further strengthen our customer focused go-to-market strategy. In CEE, we recorded special charges of $1.5 million related to lease termination costs in Hungary and associated severance costs.

2006 Charges.  In fiscal year 2006, we recorded special charges of $11.5 million in the U.S. related to our strategic realignment. These special charges were primarily for severance and other employee related costs, including the acceleration of vesting of certain restricted stock awards. In addition, we incurred costs associated with consulting services in connection with the realignment project, which were included in the special charges. We also recorded special charges of $2.2 million in CEE for a reduction in the workforce, primarily for severance costs and related benefits.

2005 Charges.  In fiscal year 2005, we recorded special charges of $2.5 million in CEE, primarily for a reduction in the workforce in CEE and the consolidation of certain production facilities as we rationalized our cost structure. These special charges were primarily for severance costs and related benefits and asset write-downs.

The following table summarizes the activity associated with special charges during the periods presented (in millions):

	Beginning of				End of
	Fiscal Year	Special	Application of	Other	Fiscal Year
	2007	Charges	Special Charges	Adjustments	End 2007

2007 Charges
Employee related costs	$9.1	$5.4	$(14.3)	$—	$0.2
Vesting of restricted stock awards	2.0	—	(2.0)		—
Lease terminations and other costs	—	0.9	—	—	0.9

Total Accrued Liabilities	$11.1	$6.3	$(16.3)	$—	$1.1

	Beginning of				End of
	Fiscal Year	Special	Application of	Other	Fiscal Year
	2006	Charges	Special Charges	Adjustments	End 2006

2006 Charges
Employee related costs	$—	$11.5	$(2.4)	$—	$9.1
Vesting of restricted stock awards	—	2.0	—	—	2.0
Lease terminations and other costs	—	0.1	(0.2)	0.1	—
Asset write-downs	—	0.1	(0.1)	—	—

Total Accrued Liabilities	$—	$13.7	$(2.7)	$0.1	$11.1

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

	Beginning of				End of
	Fiscal Year	Special	Application of	Other	Fiscal Year
	2005	Charges	Special Charges	Adjustments	End 2005

2002 Charges
Employee related costs	$0.3	$—	$(0.3)	$—	$—
Lease terminations and other costs	(0.2)	—	0.2	—	—

Total	0.1	—	(0.1)	—	—
2004 Charges
Employee related costs	0.1	—	(0.1)	—	—

Total	0.1	—	(0.1)	—	—
2005 Charges
Employee related costs	—	1.4	(1.4)	—	—
Asset write-downs	—	1.1	(1.1)	—	—

Total	—	2.5	(2.5)	—	—

Total Accrued Liabilities	$0.2	$2.5	$(2.7)	$—	$—

7.	Interest Expense, Net

Interest expense, net, was comprised of the following (in millions):

	2007	2006	2005

Interest expense	$112.4	$105.2	$93.4
Interest income	(3.2)	(3.9)	(3.5)

Interest expense, net	$109.2	$101.3	$89.9

8.	Income Taxes

Income taxes were comprised of the following (in millions):

	2007	2006	2005

Current:
Federal	$78.2	$85.2	$88.4
Foreign	19.8	1.9	0.2
State and local	7.9	5.9	10.2

Total current	105.9	93.0	98.8

Deferred:
Federal	0.9	(7.4)	14.4
Foreign	5.2	4.0	(3.7)
State and local	—	0.9	(0.7)

Total deferred	6.1	(2.5)	10.0

Income taxes	$112.0	$90.5	$108.8

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

The U.S. and foreign income (loss) before income taxes, minority interest and equity in net earnings of nonconsolidated companies is set forth in the table below (in millions):

	2007	2006	2005

U.S	$232.5	$231.1	$301.6
Foreign	93.8	11.9	(3.1)

Income before income taxes, minority interest and equity in net earnings of nonconsolidated companies	$326.3	$243.0	$298.5

The table below reconciles the income tax provision at the U.S. federal statutory rate to our actual income tax provision (in millions):

	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent

Income taxes at the federal statutory rate	$114.2	35.0	$85.1	35.0	$104.5	35.0
State income taxes, net of federal income tax benefit	5.8	1.8	6.3	2.6	5.1	1.7
Foreign rate differential	(8.5)	(2.6)	4.0	1.6	0.3	0.1
Enacted rate change	2.0	0.6	—	—	0.9	0.3
Change in valuation allowance	—	—	(1.8)	(0.7)	(4.1)	(1.4)
Other items, net	(1.5)	(0.5)	(3.1)	(1.3)	2.1	0.7

Income tax	$112.0	34.3	$90.5	37.2	$108.8	36.4

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

Deferred income taxes are attributable to temporary differences, which exist between the financial statement bases and tax bases of certain assets and liabilities. As of the end of fiscal years 2007 and 2006, deferred income taxes (including discontinued operations) are attributable to (in millions):

	2007	2006

Deferred tax assets:
Foreign net operating loss and tax credit carryforwards	$23.5	$35.5
U.S. state net operating loss and tax credit carryforwards	14.0	13.9
Provision for special charges and previously sold businesses	14.1	23.5
Unrealized net losses on investments and cash flow hedges	14.7	13.4
Pension and postretirement benefits	0.4	6.5
Deferred compensation	25.3	15.9
Other	10.3	10.3

Gross deferred tax assets	102.3	119.0
Valuation allowance	(30.2)	(38.3)

Net deferred tax assets	72.1	80.7

Deferred tax liabilities:
Property	(129.2)	(156.7)
Intangible assets	(202.0)	(143.3)
Other	(2.2)	(3.6)

Total deferred tax liabilities	(333.4)	(303.6)

Net deferred tax liability	$(261.3)	$(222.9)

Net deferred tax liability included in:
Other current assets	$21.2	$20.2
Deferred income taxes	(282.5)	(243.1)

Net deferred tax liability	$(261.3)	$(222.9)

In connection with the merger with the former PepsiAmericas, we became the successor to U.S. federal, state and foreign net operating losses (“NOLs”) and tax credit carryforwards. As of the end fiscal year 2005, all of our U.S. NOLs related to the merger had been utilized. We also have, and continue to generate, NOLs related to certain U.S. states and certain foreign jurisdictions. As of the end of fiscal year 2007, our foreign NOLs amounted to $95.0 million, which expire at various periods from 2008 through 2015, except for $13.1 million that do not expire. Utilization of state NOLs and foreign NOLs is limited by various state and international tax laws. We have provided a valuation allowance against all of our state NOLs and a portion of the foreign NOLs. These valuation allowances reflect the uncertainty of our ability to fully utilize these benefits given the limited carryforward periods permitted by the various taxing jurisdictions. Any future reductions to the valuation allowances related to the NOLs succeeded to us in connection with the merger with the former PepsiAmericas will be recorded as an adjustment to goodwill.

Deferred taxes are not recognized for temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration. As of the end of fiscal year 2007, we have cumulative undistributed earnings of approximately $78.5 million.

In fiscal years 2006 and 2005, we recorded a net change of $1.8 million and $4.1 million, respectively, for tax benefits related to the reversal of valuation allowances for certain net operating loss carryforwards on our international businesses due in part to the improved operating performance of those operations. These

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

changes in the valuation allowance and an increase in federal tax deductions related to the opening CIC balance sheet also resulted in a $3.3 million and $14.2 million reduction of goodwill, in fiscal years 2006 and 2005, respectively. Additionally, in fiscal year 2005, we recorded a $0.9 million benefit from a state income tax law change in Ohio. In fiscal year 2007, we recorded a $0.8 million decrease to goodwill to record NOLs for the Ardea acquisition.

We adopted FIN 48 at the beginning of fiscal year 2007. As a result of the implementation, we recorded a $0.6 million increase to the beginning balance in retained income on the Consolidated Balance Sheet. At the beginning of fiscal year 2007, we had approximately $25.9 million of total unrecognized tax benefits. Of this total, $15.4 million (net of the federal income tax benefit on state tax issues and interest) would favorably impact the effective income tax rate in any future period, if recognized.

During fiscal year 2007, our gross unrecognized tax benefits increased by $10.5 million, of which $6.7 million was due to tax positions from prior periods for which a deferred tax asset was recorded.

The table below reconciles the changes in the gross unrecognized tax benefits for fiscal year 2007:

2007

Unrecognized tax benefits at beginning of year	$25.9
Increases due to tax positions in prior period	7.8
Decreases due to tax positions in prior period	(0.1)
Increases due to tax positions in current period	5.2
Lapse of statute of limitations	(2.4)

Unrecognized tax benefits at end of year	$36.4

During fiscal year 2007, the net unrecognized tax benefits that impacted our effective tax rate was $1.6 million. Of the $36.4 million total unrecognized tax benefits at year end 2007, $17.0 million (net of the federal income tax benefit on state tax issues and interest) would favorably impact the effective income tax rate in any future period, if recognized. During fiscal year 2007, we recorded $2.4 million of gross interest related to unrecognized tax benefits.

During the next 12 months it is reasonably possible that a reduction of gross unrecognized tax benefits will occur in a range of $4 million to $7 million as a result of the resolution of positions taken on previously filed returns.

We are subject to U.S. federal income tax, state income tax in multiple state tax jurisdictions, and foreign income tax in our CEE and Caribbean tax jurisdictions. We have concluded all U.S. federal income tax examinations for years through 2004. The following table summarizes the years that are subject to examination for each primary jurisdiction as of the end of fiscal year 2007:

Jurisdiction	Subject to Examination

Federal	2005-2006
Illinois	1999-2006
Indiana	2004-2006
Iowa	2004-2006
Romania	2002-2006
Poland	2001-2006
Czech Republic	2003-2006
Ukraine	2005-2006

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

Upon adoption of FIN 48, our policy is to recognize interest and penalties related to income tax matters in income tax expense. Formerly, interest was recorded in interest expense. We had $6.5 million and $4.1 million accrued for interest and no amount accrued for penalties as of the end of fiscal year 2007 and upon adoption of FIN 48, respectively.

9.	Sales of Receivables

In fiscal year 2002, Whitman Finance, our special purpose entity and wholly-owned subsidiary, entered into an agreement (the “Securitization”) with a major U.S. financial institution to sell an undivided interest in its receivables. The Securitization involves the sale of receivables, on a revolving basis, by our U.S. bottling subsidiaries to Whitman Finance, which in turn sells an undivided interest in the revolving pool of receivables to the financial institution. The potential amount of receivables eligible for sale is determined based on the size and characteristics of the receivables pool but cannot exceed $150 million based on the terms of the agreement. As of the end of fiscal year 2007, the maximum amount of receivables eligible for sale was $150 million. Costs related to this arrangement, including losses on the sale of receivables, are included in “Interest expense, net.”

The receivables sold to Whitman Finance under the Securitization program totaled $261.8 million and $250.0 million as of the end of fiscal years 2007 and 2006, respectively. Receivables for which an undivided ownership interest was sold to the financial institution were $150 million as of the end of fiscal years 2007 and 2006, which were reflected as a reduction in our receivables in the Consolidated Balance Sheets. The receivables were sold to the financial institution at a discount, which resulted in losses of $7.0 million, $8.1 million and $5.3 million in fiscal years 2007, 2006 and 2005, respectively, and are recorded in “Interest expense, net” on the Consolidated Statements of Income. The retained interests of $108.1 million and $94.7 million are included in receivables at fair value as of the end of fiscal years 2007 and 2006, respectively. The fair value incorporates expected credit losses, which are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category. Since substantially all receivables sold to Whitman Finance carry 30-day payment terms, the retained interest is not discounted. The weighted-average key credit loss assumption used in measuring the retained interests as of the end of fiscal years 2007 and 2006, including the sensitivity of the current fair value of retained interests as of the end of fiscal year 2007 to immediate 10 percent and 20 percent adverse changes in the credit loss assumption, are as follows (in millions):

		As of Fiscal Year End 2007
	As of Fiscal		10% Adverse	20% Adverse
	Year End 2006	Actual	Change	Change

Expected credit losses	2.2%	1.4%	1.6%	1.7%
Fair value of retained interests	$94.7	$108.1	$107.7	$107.3

The above sensitivity analysis is hypothetical and should be used with caution. Changes in fair value based on a 10 percent or 20 percent variation should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear. Whitman Finance had $1.6 million and $2.1 million of net receivables over 60 days past due as of the end of fiscal years 2007 and 2006, respectively. Whitman Finance’s credit (recoveries) losses were ($0.4) million, $0.7 million and $1.5 million in fiscal years 2007, 2006 and 2005, respectively.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

10.	Receivables and Allowance for Doubtful Accounts

Receivables, net of allowance, as of the end of fiscal year 2007 and 2006 consisted of the following (in millions):

	2007	2006

Trade receivables, net of securitization	$290.6	$220.0
Funding and rebates, net	42.3	45.2
Other receivables	12.4	18.0
Allowance for doubtful accounts	(14.7)	(16.1)

Receivables, net of allowance	$330.6	$267.1

The changes in the allowance for doubtful accounts for fiscal years 2007 and 2006 were as follows (in millions):

	2007	2006	2005

Balance at the beginning of the year	$16.1	$15.2	$15.1
Provision for losses	0.6	2.8	3.5
Write-offs and recoveries	(3.3)	(3.7)	(3.2)
Acquisitions	0.1	0.8	0.4
Foreign currency translation	1.2	1.0	(0.6)

Balance at the end of the year	$14.7	$16.1	$15.2

The purpose of the allowance is to provide an estimate of losses with respect to trade receivables. Our estimate in each period requires consideration of historical loss experience, judgments about the impact of present economic conditions, in addition to specific losses for known accounts.

11.	Payables

Payables as of the end of fiscal year 2007 and 2006 consisted of the following (in millions):

	2007	2006

Trade payables	$189.4	$159.4
Dividends payable	16.6	15.9
Income tax and other payables	18.0	14.1

Payables	$224.0	$189.4

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

12.	Debt

Long-term debt as of the end of fiscal year 2007 and 2006 consisted of the following (in millions):

	2007	2006

3.875% notes due 2007	$—	$27.4
6.375% notes due 2009	150.0	150.0
5.625% notes due 2011	250.0	250.0
5.75% notes due 2012	300.0	—
4.5% notes due 2013	150.0	150.0
4.875% notes due 2015	300.0	300.0
5.00% notes due 2017	250.0	250.0
7.44% notes due 2026 (due 2008 at option of note holder)	25.0	25.0
7.29% notes due 2026	100.0	100.0
5.50% notes due 2035	250.0	250.0
Various other debt	59.3	24.9
Capital lease obligations	20.3	2.0
Fair value adjustment from interest rate swaps	3.6	6.1
Unamortized discount	(5.8)	(6.0)

Total debt	1,852.4	1,529.4
Less: amount included in short-term debt	48.9	39.2

Total long-term debt	$1,803.5	$1,490.2

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

In July 2007, we issued $300 million of notes with a coupon rate of 5.75 percent due July 2012. Net proceeds from this transaction were $297.2 million, which reflected the discount reduction of $0.8 million and the debt issuance costs of $2.0 million. The net proceeds from the issuance of the notes were used to fund the acquisition of Sandora, to repay commercial paper and for other general corporate purposes. The notes were issued from our automatic shelf registration statement filed May 16, 2006 (the “Registration Statement”). Additional debt securities may be offered under the Registration Statement. In fiscal year 2007, we also borrowed $1.0 million in long-term debt in the Bahamas.

In May 2006, we issued $250 million of notes with a coupon rate of 5.625 percent due May 2011. Net proceeds from this transaction were $247.4 million, which reflected the discount reduction of $1.0 million and debt issuance costs of $1.6 million. A portion of the proceeds from the issuance was used to repay our commercial paper and other general obligations. The notes were issued under the Registration Statement.

During fiscal year 2007, we paid $11.6 million at maturity of the 8.25 percent notes due February 2007 and $27.4 million at maturity of the 3.875 notes due September 2007. In February 2006, we repaid $134.7 million of the 6.5 percent notes and the 5.95 percent notes. In addition, in December 2006 we paid $51.1 million of long-term debt acquired in the QABCL acquisition.

We utilize revolving credit facilities both in the U.S. and in our international operations to fund short-term financing needs, primarily for working capital. In the U.S., we have an unsecured revolving credit facility

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

under which we can borrow up to an aggregate of $600 million. The facility is for general corporate purposes, including commercial paper backstop. It is our policy to maintain a committed bank facility as backup financing for our commercial paper program. The interest rates on the revolving credit facility, which expires in 2011, are based primarily on the London Interbank Offered Rate. Accordingly, we have a total of $600 million available under our commercial paper program and revolving credit facility combined. There were $269.5 million and $164.5 million of borrowings under the commercial paper program as of the end of fiscal years 2007 and 2006, respectively. The weighted-average borrowings under the commercial paper program during fiscal years 2007 and 2006 were $209.9 million and $279.4 million, respectively. The weighted-average interest rate for borrowings outstanding under the commercial paper program as of the end of fiscal years 2007 and 2006 were 5.1 percent and 5.0 percent, respectively.

Certain wholly-owned subsidiaries maintain operating lines of credit. The total amount available under these lines is $127.7 million. Interest rates are based primarily upon Interbank Offered Rates for borrowings in the subsidiaries’ local currencies. The outstanding balances were $19.2 million and $9.2 million as of the end of fiscal years 2007 and 2006, respectively.

As of the end of fiscal year 2007, $45.0 million of long-term debt acquired as part of the Sandora acquisition, and included in the caption “Various other debt” in the table above, was classified as “Short-term debt, including current maturities of long-term debt” in the Consolidated Balance Sheet as we intend to refinance this debt with short-term debt in fiscal year 2008.

The amounts of long-term debt, excluding obligations under capital leases, scheduled to mature in the next five years are as follows (in millions):

2008	45.1	*
2009	150.1
2010	0.1
2011	250.1
2012	300.1

*	The 7.44 percent notes due in 2026 are subject to a one-time investor put option of $25 million in fiscal year 2008. We do not expect the noteholders to exercise this put option; therefore, the notes are not included in the table above.

13.	Leases

We have entered into noncancelable lease commitments under operating and capital leases for fleet vehicles, computer equipment (including both software and hardware), land, buildings, machinery and equipment.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

As of the end of fiscal year 2007, annual minimum rental payments required under capital leases and operating leases that have initial noncancelable terms in excess of one year were as follows (in millions):

	Capital	Operating
	Leases	Leases

2008	$4.7	$15.6
2009	4.3	12.2
2010	4.2	9.0
2011	4.2	5.8
2012	4.3	4.3
Thereafter	4.0	47.3

Total minimum lease payments	25.7	$94.2

Less: imputed interest	(5.4)

Present value of minimum lease payments	$20.3

Total rent expense applicable to operating leases was $26.7 million, $26.4 million and $34.1 million in fiscal years 2007, 2006 and 2005, respectively. A majority of our leases provide that we pay taxes, maintenance, insurance and certain other operating expenses. In fiscal year 2005, we recorded $1.4 million of expense for the early termination of a real estate lease and $6.1 million of expense related to lease exit costs as a result of the relocation of our corporate offices in the Chicago area.

14.	Financial Instruments

We use derivative financial instruments to reduce our exposure to adverse fluctuations in commodity prices and interest rates. These financial instruments are “over-the-counter” instruments and generally were designated at their inception as hedges of underlying exposures. We do not use derivative financial instruments for speculative or trading purposes.

Cash flow hedges.  In anticipation of long-term debt issuances, we had entered into treasury rate lock instruments and a forward starting swap agreement. We accounted for these treasury rate lock instruments and the forward starting swap agreement as cash flow hedges, as each hedged against the variability of interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt. These treasury rate locks and the forward starting swap agreement were considered highly effective in eliminating the variability of cash flows associated with the forecasted debt issuance.

The following table summarizes the net derivative losses deferred into “Accumulated other comprehensive income” and reclassified to income in fiscal years 2007, 2006 and 2005 (in millions):

	2007	2006	2005

Unrealized (losses) gains on derivatives at beginning of year	$(3.3)	$(2.4)	$1.2
Deferral of net derivative losses in accumulated other comprehensive income	(0.2)	(0.1)	(10.7)
Reclassification of net derivative gains (losses) to income	0.8	(0.8)	7.1

Unrealized losses on derivatives at end of year	$(2.7)	$(3.3)	$(2.4)

Fair value hedges.  Periodically, we enter into interest rate swap contracts to convert a portion of our fixed rate debt to floating rate debt, with the objective of reducing overall borrowing costs. We account for these swaps as fair value hedges, since they hedge against the change in fair value of fixed rate debt resulting from fluctuations in interest rates. In fiscal year 2004, we terminated all outstanding interest rate swap

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

contracts and received $14.4 million for the fair value of the interest rate swap contracts. Amounts included in the cumulative fair value adjustment to long-term debt will be reclassified into earnings commensurate with the recognition of the related interest expense. As of the end of fiscal years 2007 and 2006, the cumulative fair value adjustments to long-term debt were $3.6 million and $6.1 million, respectively.

Derivatives not designated as hedges.  During fiscal year 2007, we entered into heating oil swap contracts to hedge against volatility in future cash flows on anticipated purchases of diesel fuel. These derivative financial instruments were not designated as hedging instruments. All outstanding heating oil swap contracts were settled by the end of fiscal year 2007, and therefore, we have not recorded any unrealized gains or losses associated with these contracts. Realized gains and losses were recorded in cost of goods sold and SD&A expenses, where the associated diesel fuel purchases were recorded. During fiscal year 2007, $2.7 million and $3.8 million of realized gains were recorded in cost of goods sold and SD&A expenses, respectively.

Other financial instruments.  The carrying amounts of other financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and other accrued expenses, approximate fair values due to their short maturity.

The fair value of our floating rate debt as of the end of fiscal years 2007 and 2006 approximated its carrying amount. Our fixed rate debt, which includes capital lease obligations, had a carrying amount of $1,852.4 million and an estimated fair value of $1,845.7 million as of fiscal year end 2007. As of the end of fiscal year 2006, our fixed rate debt had a carrying amount of $1,529.4 million, and an estimated fair value of $1,520.0 million. The fair value of the fixed rate debt was based upon quotes from financial institutions for instruments with similar characteristics or upon discounting future cash flows.

15.	Pension and Other Postretirement Plans

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

Postretirement benefits other than pensions.  We provide substantially all former U.S. salaried employees who retired prior to July 1, 1989 and certain other employees in the U.S., including certain employees in the territories acquired from PepsiCo, with certain life and health care benefits. U.S. salaried employees retiring after July 1, 1989, except covered employees in the territories acquired from PepsiCo in 1999, generally are required to pay the full cost of these benefits. Effective January 1, 2000, non-union hourly employees are also eligible for coverage under these plans, but are also required to pay the full cost of the benefits. Eligibility for these benefits varies with the employee’s classification prior to retirement. Benefits are provided through insurance contracts or welfare trust funds. The insured plans generally are financed by monthly insurance premiums and are based upon the prior year’s experience. Benefits paid from the welfare trust are financed by monthly deposits that approximate the amount of current claims and expenses. We have the right to modify or terminate these benefits.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires, among other things, that we fully recognize the funded status associated with our defined benefit pension and other post-employment benefit plans on the Consolidated Balance Sheets. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. Any unrecognized prior service costs or credits and net actuarial gains and losses as well as subsequent changes in the funded status is recognized as a component of “Accumulated other comprehensive income” in shareholders’ equity. The recognition provisions of SFAS No. 158 were effective as of the end of fiscal year 2006. We are also required to measure our plans’ assets and liabilities as of the end of our fiscal year instead of our current measurement date of September 30. The measurement date provisions will be effective as of the end of fiscal year 2008.

The following tables outline the changes in benefit obligations and fair values of plan assets for our pension plans and postretirement benefits other than pensions and reconcile the pension plans’ funded status to the amounts recognized in our Consolidated Balance Sheets as of the end of fiscal years 2007 and 2006 (in millions):

			Other
	Pension Plans		Postretirement Plan
	2007	2006	2007	2006

Change in Benefit Obligation:
Benefit obligation at beginning of year	$176.6	$181.6	$20.1	$21.7
Service cost	3.4	3.4	—	0.1
Interest cost	10.7	10.1	1.1	1.1
Plan participant contributions	—	—	1.2	1.1
Amendments	0.6	0.5	—	(0.1)
Actuarial gain	(5.5)	(10.8)	(2.0)	(1.9)
Benefits paid	(8.4)	(8.2)	(2.0)	(1.9)

Benefit obligation at end of year	$177.4	$176.6	$18.4	$20.1

Change in Fair Value of Plan Assets:
Plan assets at beginning of year	$176.5	$149.5	$—	$—
Actual return on plan assets	23.2	14.1	0.8	0.8
Employer contributions	0.9	21.1	1.2	1.1
Benefits paid	(8.4)	(8.2)	(2.0)	(1.9)

Plan assets at end of year	$192.2	$176.5	$—	$—

Funded Status	$14.8	$(0.1)	$(18.4)	$(20.1)

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the net prior service cost (credit) and net actuarial loss (gain) deferred into “Accumulated other comprehensive income” and reclassified to income in fiscal year 2007 (in millions):

		Other
		Postretirement
Net Prior Service Cost (Credit), net of tax	Pension Plan	Plan	Total

Unrealized losses (gains) on net prior service cost at beginning of year	$1.5	$(0.4)	$1.1
Deferral of net prior service cost in accumulated other comprehensive income	0.4	—	0.4
Reclassification of net prior service cost to income	(0.2)	—	(0.2)

Unrealized gains (losses) on net prior service cost at end of year	$1.7	$(0.4)	$1.3

Net Actuarial Loss (Gain), net of tax
Unrealized losses (gains) on net actuarial (gain) loss at beginning of year	$30.4	$(3.5)	$26.9
Deferral of net actuarial gains in accumulated other comprehensive income	(8.0)	(1.1)	(9.1)
Reclassification of net actuarial (losses) gains to income	(1.8)	0.5	(1.3)

Unrealized losses (gains) on net actuarial (gain) loss at end of year	$20.6	$(4.1)	$16.5

The amount of net prior service cost and net actuarial loss for our pension and other postretirement plans expected to be reclassified into income during fiscal year 2008 are $0.3 million and $1.9 million, respectively. The amount of net actuarial gain for our other post-employment plan expected to be reclassified into income during fiscal year 2008 is $0.9 million. The amount of net prior service credit expected to be reclassified into income for the other postretirement plan is not material.

Net periodic pension and other postretirement benefit costs for fiscal years 2007, 2006 and 2005 included the following components (in millions):

	Pension Benefit Costs			Other Postretirement Benefit Costs
	2007	2006	2005	2007	2006	2005

Service cost	$3.4	$3.4	$3.1	$—	$0.1	$0.1
Interest cost	10.7	10.1	9.5	1.1	1.1	1.1
Expected return on plan assets	(14.7)	(13.8)	(11.8)	—	—	—
Amortization of net loss	2.8	3.8	2.8	(0.8)	(0.5)	(0.4)
Amortization of prior service cost	0.3	0.2	0.1	—	—	—

Net periodic cost	$2.5	$3.7	$3.7	$0.3	$0.7	$0.8

Accumulated other comprehensive income amounts are reflected in the Consolidated Balance Sheets net of tax of $15.7 million and $16.6 million at the end of fiscal year 2007 and 2006, respectively. We use September 30 as the measurement date for plan assets and obligations. The plan assets of our pension plans as of fiscal year end 2007 were approximately $4.4 million lower than plan assets at the September 30 measurement date.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

Pension costs are funded in amounts not less than minimum levels required by regulation. The principal economic assumptions used in the determination of net periodic pension cost and benefit obligations were as follows:

Net Periodic Pension Cost:	2007	2006	2005

Discount rates	6.16%	5.75%	6.00%
Expected long-term rates of return on assets	8.50%	8.50%	8.50%

Benefit Obligation:	2007	2006	2005

Discount rates	6.49%	6.16%	5.75%
Expected long-term rates of return on assets	8.50%	8.50%	8.50%

Discount Rate.  Since pension liabilities are measured on a discounted basis, the discount rate is a significant assumption. An assumed discount rate is required to be used in each pension plan actuarial valuation. The discount rate assumption reflects the market rate for high quality (for example, rated “AA” or higher by Moody’s or Standard & Poor’s in the U.S.), fixed-income debt instruments based on the expected duration of the benefit payments for our pension plans as of the annual measurement date and is subject to change each year.

A 100 basis point increase in the discount rate would decrease our annual pension expense by $1.6 million. A 100 basis point decrease in the discount rate would increase our annual pension expense by $2.4 million.

Expected Return on Plan Assets.  The expected long-term return on plan assets should, over time, approximate the actual long-term returns on pension plan assets. The expected return on plan assets assumption is based on historical returns and the future expectation for returns for each asset class, as well as the target asset allocation of the asset portfolio.

A 100 basis point increase in our expected return on plan assets would decrease our annual pension expense by $1.8 million. A 100 basis point decrease in our expected return on plan assets would increase our annual pension expense by $1.8 million.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $13.7 million, $13.7 million and $10.6 million, respectively, as of the end of fiscal year 2007 and $14.0 million, $14.0 million and $9.4 million, respectively, as of fiscal year end 2006. Plans with a projected benefit obligation, accumulated benefit obligation, and fair value of plan assets that were overfunded were $163.7 million, $163.7 million and $181.6 million, respectively, as of the end of fiscal year 2007 and $162.6 million, $162.6 million and $167.1 million, respectively, as of the end of fiscal year 2006.

Our pension plans’ weighted-average asset allocations as of September 30, 2007 and 2006 by asset category were as follows:

	September 30,	September 30,
Asset Category	2007	2006

Equity securities	70%	66%
Debt securities	26%	25%
Other	4%	9%

Total	100%	100%

The plan’s assets are invested in the PepsiAmericas Defined Benefit Master Trust (“Master Trust”). The Master Trust’s investment objectives are to seek capital appreciation with a level of current income and long-

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

term income growth. Broad diversification by security and moderate diversification by asset class are achieved by investing in domestic and international equity index funds, a domestic bond index fund, and money market funds. The Master Trust’s target investment allocations are 60 percent to 75 percent equities, 25 percent to 35 percent bonds, and up to 5 percent in other assets. The Master Trust does not hold any of our common stock.

Health care assumptions.  The principal economic assumptions used in the determination of net periodic benefit cost for the post-employment benefit plan were as follows:

Net Periodic Benefit Cost:	2007	2006	2005

Discount rates	5.97%	5.75%	6.00%
Health care cost trend rate assumed for next year	9.0%	10.0%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.0%	5.0%	5.0%
Year that the rate reached the ultimate trend rate	2011	2011	2009

Benefit Obligation:	2007	2006	2005

Discount rates	6.34%	5.97%	5.75%
Health care cost trend rate assumed for next year	9.0%	9.0%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.0%	5.0%	5.0%
Year that the rate reached the ultimate trend rate	2012	2011	2011

Expected benefit payments.  A minimum contribution of $0.4 million is required under the minimum funding standards in fiscal year 2008. We do not expect to make any additional contributions in fiscal year 2008. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

		Other
	Pension	Postretirement
	Benefits	Benefits

2008	$8.9	$1.4
2009	9.3	1.4
2010	9.7	1.4
2011	10.2	1.5
2012	10.8	1.6
2013-2017	63.3	7.9

Company-sponsored defined contribution plans.  Substantially all U.S. salaried employees and certain U.S. hourly employees participate in voluntary, contributory defined contribution plans to which we make partial matching contributions. Also, in connection with the aforementioned freeze of our pension plans, we began making supplemental contributions in 2002 to substantially all U.S. salaried employees’ and eligible hourly employees’ 401(k) accounts, regardless of the level of each employee’s contributions. In addition, we make contributions to a supplemental, deferred compensation plan that provides eligible U.S. executives with the opportunity for contributions that could not be credited to their individual 401(k) accounts due to Internal Revenue Code limitations. The expense recorded amounted to $20.6 million, $19.7 million and $18.9 million in fiscal years 2007, 2006 and 2005, respectively.

Multi-employer pension plans.  We participate in a number of multi-employer pension plans, which provide benefits to certain union employee groups. Amounts contributed to the plans totaled $5.2 million, $5.3 million and $4.7 million in fiscal years 2007, 2006 and 2005, respectively.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

Multi-employer post-retirement medical and life insurance.  We participate in a number of multi-employer plans, which provide health care and survivor benefits to union employees during their working lives and after retirement. Portions of the benefit contributions, which cannot be disaggregated, relate to post-retirement benefits for plan participants. Total amounts charged against income and contributed to the plans (including benefit coverage during participating employees’ working lives) amounted to $19.2 million, $17.9 million and $14.8 million in fiscal years 2007, 2006 and 2005, respectively.

16.	Stock Repurchase Program

During fiscal year 2007, we repurchased a total of 2.7 million common shares at an average price of $22.19 per share for an aggregate purchase price of $59.4 million. During fiscal year 2006, we repurchased a total of 6.3 million shares at an average price of $23.77 per share for an aggregate purchase price of $150.7 million. The purchases of these shares were made pursuant to the share repurchase program previously authorized by our Board of Directors. As of fiscal year end 2007, the total remaining shares authorized under the repurchase program was 7.2 million shares.

During fiscal year 2005, we retired 30 million shares of PepsiAmericas common stock. The stock retirement resulted in a reduction to the treasury stock account of $572.3 million, a reduction to retained income of $296.0 million and a reduction to common stock of $276.3 million.

17.	Share-Based Compensation and Warrants

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

Generally, outstanding nonqualified stock options are exercisable during a ten-year period beginning one to three years after the date of grant. The exercise price of all options is equal to the fair market value on the date of grant. We generally use shares from treasury to satisfy option exercises. There are no outstanding stock appreciation rights under the 2000 Plan as of the end of fiscal year 2007.

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

Restricted stock units are granted to key members of our CEE management team. The restricted stock units are payable to these employees in cash upon vesting at the prevailing market value of PepsiAmericas common stock plus accrued dividends. Restricted stock units vest after three years, which equals the employees’ requisite service period. We measure the fair value of the restricted stock unit award liability based upon the market price of the underlying common stock at the date of grant and each subsequent reporting date.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

Under the 2000 Plan, 14 million shares were originally reserved for share-based awards. As of the end of fiscal year 2007, there were 4,212,792 shares available for future grants.

Our Stock Incentive Plan (the “1982 Plan”), originally established and approved by the shareholders in 1982, has been subsequently amended from time to time. Most recently in 1999, the shareholders approved an allocation of additional shares to this plan. The types of awards and terms of the 1982 Plan are similar to the 2000 Plan. There are no outstanding stock appreciation rights under the 1982 Plan as of the end of fiscal year 2007.

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment”. We used the modified prospective method of adoption as provided by SFAS No. 123(R). Accordingly, financial statement amounts for the prior periods presented in this Annual Report on Form 10-K have not been restated.

Changes in options outstanding are summarized as follows:

	Options Outstanding
		Range of	Weighted-Average
Options	Shares	Exercise Prices	Exercise Price

Balance, fiscal year end 2004	10,900,873	$10.81 - 22.66	$16.36
Exercised	(3,842,314)	10.81 - 22.66	15.98
Forfeited	(117,064)	11.97 - 18.92	16.87

Balance, fiscal year end 2005	6,941,495	10.81 - 22.63	16.57
Exercised	(1,677,651)	10.81 - 22.63	14.84
Forfeited	(20,558)	12.01 - 22.63	17.76

Balance, fiscal year end 2006	5,243,286	10.81 - 22.63	17.11
Exercised	(3,404,899)	10.81 - 22.63	17.93
Forfeited	(20,145)	12.01 - 18.92	18.03

Balance, fiscal year end 2007	1,818,242	10.81 - 22.63	15.57

The Black-Scholes model was used to estimate the grant date fair values of options. There were no options granted during fiscal years 2007, 2006 and 2005. We recorded $0.3 million ($0.2 million net of tax) and $2.4 million ($1.5 million net of tax) of compensation expense related to options in SD&A expenses in the Consolidated Statements of Income for fiscal years 2007 and 2006, respectively, related to the fiscal year 2004 option grant. The total intrinsic value of options exercised during fiscal years 2007 and 2006 were $33.2 million and $14.0 million, respectively. The total intrinsic value of fully vested options as of the end of fiscal year 2007 was $34.3 million.

The following table summarizes information regarding stock options outstanding and exercisable as of the end of fiscal year 2007:

	Options Outstanding and Exercisable
		Weighted-
		Average	Weighted-
Range of	Options	Remaining Life	Average
Exercise Prices	Outstanding	(in years)	Exercise Price

$10.81 - 12.75	955,460	3.9	$12.32
14.37 - 17.72	212,732	2.8	16.12
18.48 - 22.63	650,050	4.3	20.17

Total Options	1,818,242	3.9	15.57

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

Changes in nonvested restricted stock awards are summarized as follows:

			Weighted-Average
		Range of Grant-Date	Grant-Date Fair
Nonvested Shares	Shares	Fair Value	Value

Balance, fiscal year end 2005	1,645,292	$12.01 - 24.83	$19.15
Granted	970,877	24.31	24.31
Vested	(405,026)	12.01 - 24.31	12.54
Forfeited	(70,512)	18.92 - 24.31	22.78

Balance, fiscal year end 2006	2,140,631	18.92 - 24.83	22.62
Granted	990,278	22.11	22.11
Vested	(532,352)	18.92 - 24.31	20.00
Forfeited	(134,658)	18.92 - 24.31	22.76

Balance, fiscal year end 2007	2,463,899	22.11 - 24.31	22.96

The weighted-average fair value (at the date of grant) for restricted stock awards granted in fiscal years 2007, 2006 and 2005 was $22.11, $24.31, and $22.55, respectively. We recognized compensation expense of $18.0 million ($11.8 million net of tax), $14.5 million ($9.1 million net of tax), and $10.2 million ($6.5 million net of tax) in fiscal years 2007, 2006 and 2005, respectively, related to restricted stock award grants. In addition, we recognized an acceleration of vesting of certain restricted stock awards of $2.0 million related to our U.S. strategic realignment. This amount is recorded in “Special charges” in fiscal year 2006 in the Consolidated Statement of Income. The fair value of restricted stock awards that vested during fiscal years 2007, 2006 and 2005 was $10.6 million, $9.3 million and $12.0 million, respectively.

We grant restricted stock units to key members of management in CEE. In fiscal years 2007, 2006 and 2005, we granted 83,675, 72,900 and 78,440 restricted stock units, respectively, at a weighted average fair value of $22.11, $24.31 and $22.52, respectively, on the date of grant. We recognized compensation expense of $3.5 million, $1.0 million and $0.6 million in fiscal years 2007, 2006 and 2005, respectively, related to restricted stock unit grants. There are currently 227,765 restricted stock units outstanding as of the end of fiscal year 2007, and no restricted stock units vested during fiscal years 2007, 2006 or 2005.

Upon the adoption of SFAS No. 123(R), cash retained as a result of excess tax benefits relating to stock-based compensation is presented in cash flows from financing activities on the Consolidated Statement of Cash Flows. Previously, cash retained as a result of excess tax benefits was presented in cash flows from operating activities. Tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were $12.5 million and $6.8 million during fiscal years 2007 and 2006, respectively.

As of the end of fiscal year 2007, there was $21.3 million of total unrecognized compensation cost, net of estimated forfeitures of $2.2 million, related to nonvested stock-based compensation arrangements. This compensation cost is expected to be recognized over the next 1.8 years.

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

2005

Net income, as reported	$194.7
Add: total stock-based compensation expense included in net income as reported, net of tax	6.8
Deduct: total stock-based compensation expense determined under fair value based method for all options and restricted stock, net of tax	(9.3)

Pro forma net income	$192.2

Earnings per share:
Basic: As reported	$1.45

Pro forma	$1.43

Diluted: As reported	$1.42

Pro forma	$1.40

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

18.	Shareholder Rights Plan and Preferred Stock

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

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

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

We have 12.5 million authorized shares of Preferred Stock. There is no Preferred Stock issued or outstanding.

19.	Supplemental Cash Flow Information

Net cash provided by operating activities reflected cash payments and receipts for interest and income taxes as follows (in millions):

	2007	2006	2005

Interest paid	$104.4	$105.7	$91.3
Interest received	3.1	3.9	3.7
Income taxes paid	115.5	87.7	102.5
Income tax refunds	1.9	0.1	13.6

20.	Environmental and Other Commitments and Contingencies

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

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

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

In fiscal year 2001, we investigated the use of insurance products to mitigate risks related to our indemnification obligations under the 1988 agreement, as amended. We oversaw a comprehensive review of the former facilities operated or impacted by Pneumo Abex. Advances in the techniques of retrospective risk evaluation and increased experience (and therefore available data) at our former facilities made this comprehensive review possible. The review was completed in fiscal year 2001 and was updated in fiscal year 2005.

During fiscal year 2007, we recorded a charge of $2.1 million, net of taxes, related to revised estimates for environmental remediation, legal and related administrative costs. As of the end of fiscal year 2007, we had $40.2 million accrued to cover potential indemnification obligations, compared to $60.3 million recorded as of the end of fiscal year 2006. The decrease was primarily due to payments made during the year for remediation activities, legal and administrative fees and settlement costs or negotiations. This indemnification obligation includes costs associated with approximately 15 sites in various stages of remediation or negotiations. At the present time, the most significant remaining indemnification obligation is associated with the Willits site, as discussed below, while no other single site has significant estimated remaining costs associated with it. Of the total amount accrued, $19.5 million and $26.2 million were classified as a current liability as of the end of fiscal year 2007 and 2006, respectively. The amounts exclude possible insurance recoveries and are determined on an undiscounted cash flow basis. The estimated indemnification liabilities include expenses for the investigation and remediation of identified sites, payments to third parties for claims and expenses (including product liability and toxic tort claims), administrative expenses, and the expenses of on-going evaluations and litigation. We expect a significant portion of the accrued liabilities will be spent during the next five years.

Included in our indemnification obligations is financial exposure related to certain remedial actions required at a facility that manufactured hydraulic and related equipment in Willits, California. Various chemicals and metals contaminate this site. A final consent decree was issued in August 1997 and amended in December 2000 in the case of the People of the State of California and the City of Willits, California v. Remco Hydraulics, Inc. The final consent decree established a trust (the “Willits Trust”) which is obligated to investigate and clean up this site. We are currently funding the Willits Trust and the investigation and interim remediation costs on a year-to-year basis as required in the final amended consent decree. We have accrued $15.4 million for future remediation and trust administration costs, with a majority of this amount to be spent over the next several years.

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

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Essentially all of the assets of the Trust were expended by the Trust in connection with the purchase of the insurance coverage, the Finite Funding and related expenses. These actions were taken to fund remediation and related costs associated with the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries and to protect against additional future costs in excess of our self-insured retention. The original amount of self-insured retention (the amount we must pay before the insurance carrier is obligated to begin payments) was $114.0 million of which $50.2 million has been eroded, leaving a remaining self-insured retention of $63.8 million at the end of fiscal year 2007. The estimated range of aggregate exposure related only to the remediation costs of such environmental liabilities is approximately $20 million to $45 million. We had accrued $23.7 million as of the end of fiscal year 2007 for remediation costs, which is our best estimate of the contingent liabilities related to these environmental matters. The Finite Funding may be used to pay a portion of the $23.7 million and thus reduces our future cash obligations. Amounts recorded in our Consolidated Balance Sheets related to Finite Funding were $11.5 million and $13.7 million as of the end of fiscal years 2007 and 2006, respectively, and were recorded in “Other assets,” net of $4.7 million and $4.2 million recorded in “Other current assets,” as of the end of fiscal years 2007 and 2006, respectively.

In addition, we had recorded other receivables of $2.6 million and $7.8 million as of the end of fiscal years 2007 and 2006, respectively, for future probable amounts to be received from insurance companies and other responsible parties. These amounts were recorded in “Other current assets” as of the end of fiscal year 2007 and “Other assets” as of the end of fiscal year 2006 in the Consolidated Balance Sheets. Of this total, no portion of the receivable was reflected as current as of the end of fiscal year 2006.

On May 31, 2005, Cooper Industries, LLC (“Cooper”) filed and later served a lawsuit against us, Pneumo Abex, LLC, and the Trustee of the Trust (the “Trustee”), captioned Cooper Industries, LLC v. PepsiAmericas, Inc., et al., Case No. 05 CH 09214 (Cook Cty. Cir. Ct.). The claims involve the Trust and insurance policy described above. Cooper asserts that it was entitled to access $34 million that previously was in the Trust and was used to purchase the insurance policy. Cooper claims that Trust funds should have been distributed for underlying Pneumo Abex asbestos claims indemnified by Cooper. Cooper complains that it was deprived of access to money in the Trust because of the Trustee’s decision to use the Trust funds to purchase the insurance policy described above. Pneumo Abex, LLC, the corporate successor to our prior subsidiary, has been dismissed from the suit.

During the second quarter of 2006, the Trustee’s motion to dismiss, in which we had joined, was granted and three counts against us based on the use of Trust funds were dismissed with prejudice, as were all counts against the Trustee, on the grounds that Cooper lacks standing to pursue these counts because it is not a beneficiary under the Trust. We then filed a separate motion to dismiss the remaining counts against us. Our motion was granted during the second quarter of 2006 and all remaining counts against us were dismissed with prejudice. Cooper subsequently filed a notice of appeal with regard to all rulings by the court dismissing the counts against us and the Trustee. Prior to any oral argument, the appellate court on September 7, 2007 issued an opinion affirming the trial court’s opinion. Cooper subsequently filed motion papers asking the Illinois Supreme Court to accept a discretionary appeal of the rulings. The Trustee then filed an opposition brief explaining why the Illinois Supreme Court should not allow another appeal, and we joined in that brief. On November 29, 2007, the Supreme Court of Illinois denied Cooper’s petition for leave to appeal the

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

appellate court’s September 7, 2007 ruling. Cooper has until February 27, 2008 to file a petition for certiorari seeking discretionary review by the United States Supreme Court.

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

In fiscal year 2004, we noted that three mass-filed lawsuits accounted for thousands of claims for which Pneumo Abex claimed indemnification. During the fourth quarter of fiscal year 2005, these and other related claims were resolved for an amount we viewed as reasonable given all of the circumstances and consistent with our prior judgments as to valuation. We have received year-end 2007 claim statistics from law firms and Pneumo Abex which reflect the resolution of those claims and the remaining cases for which Pneumo Abex claims indemnification from PepsiAmericas. After giving effect to the noted resolution of prior mass-filed claims, there are less than 7,500 claims for which indemnification is claimed at the end of fiscal year 2007. Of these claims, approximately 5,500 are filed in federal court and are subject to orders issued by the Multi-District Litigation panel, which effectively stay all federal claims, subject to specific requests to activate a particular claim or a discrete group of claims. The remaining cases are in state court and some are in “pleural registries” or other similar classifications that cause a case not to be allowed to go to trial unless there is a specific showing as to a particular plaintiff. Over 50 percent of the state court claims were filed prior to or in 1998. Prior to 1980, sales ceased for the asbestos-containing product claimed to have generated the largest subset of the open cases, and, therefore, we expect a decreasing rate of individual claims for that subset of cases. We oversee monitoring of the defense of the underlying claims that are or may be indemnifiable by us.

As of the end of fiscal years 2007 and 2006, we had accrued $4.0 million and $5.5 million, respectively, related to product liability. These accruals primarily relate to probable asbestos claim settlements and legal defense costs. We also have additional amounts accrued for legal and other costs associated with obtaining insurance recoveries for previously resolved and currently open claims and their related costs. These amounts are included in the total liabilities of $40.2 million accrued as of the end of fiscal year 2007. In addition to the known and probable asbestos claims, we may be subject to additional asbestos claims that are possible for which no reserve had been established as of the end of fiscal year 2007. These additional reasonably possible claims are primarily asbestos related and the aggregate exposure related to these possible claims is estimated to be in the range of $4 million to $17 million. These amounts are undiscounted and do not reflect any insurance recoveries that we will pursue from insurers for these claims.

In addition, three lawsuits have been filed in California, which name several defendants including certain of our prior subsidiaries. The lawsuits allege that we and our former subsidiaries are liable for personal injury and/or property damage resulting from environmental contamination at the Willits facility. There are approximately 125 personal injury plaintiffs in the lawsuits seeking an unspecified amount of damages, punitive damages, injunctive relief and medical monitoring damages. We are actively defending the lawsuits. At this time, we do not believe these lawsuits are material to our business or financial condition.

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

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

improper. We, assisted by our consultants, monitor the financial ratings of insurers that issued responsive coverage and the claims submitted by Pneumo Abex.

Advertising commitments and exclusivity rights.  We have entered into various long-term agreements with our customers in which we pay the customers for the exclusive right to sell our products in certain venues. We have also committed to pay certain customers for advertising and marketing programs in various long-term contracts. These agreements typically range from one to ten years. As of the end of fiscal year 2007, we have committed approximately $75.1 million related to such programs and advertising commitments.

Purchase obligations.  In addition, PepsiCo has entered into various raw material contracts on our behalf pursuant to a shared services agreement in which PepsiCo provides procurement services to us. Certain raw material contracts obligate us to purchase minimum volumes. As of the end of fiscal year 2007, we had total purchase obligations of $27.8 million related to such raw material contracts.

21.	Segment Reporting

We operate in one industry located in three geographic areas — U.S., CEE and the Caribbean. We operate in 19 states in the U.S. Internationally, we operate in Poland, Hungary, the Czech Republic, Republic of Slovakia, Romania, Ukraine, Puerto Rico, Jamaica, the Bahamas, and Trinidad and Tobago. We have distribution rights in Moldova, Estonia, Latvia, and Lithuania which is recorded in the CEE geographic segment and Barbados, which was recorded in the Caribbean geographic segment. Net sales and operating income from the Sandora acquisition since the date Sandora was consolidated were included in the CEE geographic segment in the table below.

Operating income is exclusive of net interest expense, other miscellaneous income and expense items, and income taxes. Operating income is inclusive of net special charges of $6.3 million, $13.7 million and $2.5 million in fiscal years 2007, 2006 and 2005, respectively (see Note 6 for further discussion).

In fiscal year 2005, U.S. operating income was impacted by a gain of $16.6 million from the settlement of a class action lawsuit (see Note 5 for further discussion). Also impacting U.S. operating income was $1.4 million of expense recorded for the early termination of a real estate lease and $6.1 million of expense related to lease exit costs as a result of the relocation of our corporate headquarters in Chicago.

Non-operating assets are principally cash and cash equivalents, investments, property and miscellaneous other assets. Long-lived assets represent net property, investments, net intangible assets and other miscellaneous assets.

Selected financial information related to our geographic segments is shown below (in millions):

	Net Sales			Operating Income
	2007	2006	2005	2007	2006	2005

U.S.	$3,384.9	$3,245.8	$3,156.1	$331.6	$330.1	$387.7
CEE	849.4	484.1	343.5	100.5	20.9	1.5
Caribbean	245.2	242.5	226.4	4.0	5.0	4.2

Total	$4,479.5	$3,972.4	$3,726.0	436.1	356.0	393.4

Interest expense, net				109.2	101.3	89.9
Other expense, net				0.6	11.7	5.0

Income before income taxes, minority interest and equity in net earnings of nonconsolidated companies				$326.3	$243.0	$298.5

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

	Capital			Depreciation
	Investments			and Amortization
	2007	2006	2005	2007	2006	2005

U.S.	$190.4	$129.6	$142.9	$148.2	$151.8	$146.5
CEE	56.6	24.9	19.4	42.7	27.8	25.1
Caribbean	17.6	14.8	18.0	12.6	11.6	10.8

Total operating	$264.6	$169.3	$180.3	203.5	191.2	182.4

Non-operating				0.9	2.2	2.3

Total				$204.4	$193.4	$184.7

	Assets		Long-Lived Assets
	2007	2006	2007	2006

U.S.	$3,241.5	$3,205.8	$3,001.9	$2,953.2
CEE	1,603.8	590.3	1,223.2	396.8
Caribbean	215.8	215.7	136.7	133.7

Total operating	5,061.1	4,011.8	4,361.8	3,483.7
Non-operating	246.9	195.6	24.1	48.4

Total	$5,308.0	$4,207.4	$4,385.9	$3,532.1

22.	Related Party Transactions

Transactions with PepsiCo

PepsiCo is considered a related party due to the nature of our franchise relationship and PepsiCo’s ownership interest in us. As of the end of fiscal year 2007, PepsiCo beneficially owned approximately 44 percent of PepsiAmericas’ outstanding common stock. These shares are subject to a shareholder agreement with our company. During fiscal year 2007, approximately 90 percent of our total net sales were derived from the sale of Pepsi-Cola products. We have entered into transactions and agreements with PepsiCo from time to time, and we expect to enter into additional transactions and agreements with PepsiCo in the future. Material agreements and transactions between our company and PepsiCo are described below.

Pepsi franchise agreements are subject to termination only upon failure to comply with their terms. Termination of these agreements can occur as a result of any of the following: our bankruptcy or insolvency; change of control of greater than 15 percent of any class of our voting securities; untimely payments for concentrate purchases; quality control failure; or failure to carry out the approved business plan communicated to PepsiCo.

Bottling Agreements and Purchases of Concentrate and Finished Product.  We purchase concentrates from PepsiCo and manufacture, package, distribute and sell cola and non-cola beverages under various bottling agreements with PepsiCo. These agreements give us the right to manufacture, package, sell and distribute beverage products of PepsiCo in both bottles and cans and fountain syrup in specified territories. These agreements include a Master Bottling Agreement and a Master Fountain Syrup Agreement for beverages bearing the “Pepsi-Cola” and “Pepsi” trademarks, including Diet Pepsi in the United States. The agreements also include bottling and distribution agreements for non-cola products in the United States, and international bottling agreements for countries outside the United States. These agreements provide PepsiCo with the ability to set prices of concentrates, as well as the terms of payment and other terms and conditions under which we purchase such concentrates. Concentrate purchases from PepsiCo included in cost of goods sold totaled

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

$892.4 million, $829.8 million and $763.2 million for the fiscal years 2007, 2006 and 2005, respectively. In addition, we bottle water under the “Aquafina” trademark pursuant to an agreement with PepsiCo that provides for payment of a royalty fee to PepsiCo, which totaled $54.3 million, $50.2 million and $36.9 million for the fiscal years 2007, 2006 and 2005, respectively, and was included in cost of goods sold. We also purchase finished beverage products from PepsiCo and certain of its affiliates, including tea, concentrate and finished beverage products from a Pepsi/Lipton partnership, as well as finished beverage products from a PepsiCo/Starbucks partnership. Such purchases are reflected in cost of goods sold and totaled $210.0 million, $188.0 million and $161.0 million for the fiscal years 2007, 2006 and 2005, respectively.

Bottler Incentives and Other Support Arrangements.  We share a business objective with PepsiCo of increasing availability and consumption of Pepsi-Cola beverages. Accordingly, PepsiCo provides us with various forms of bottler incentives to promote its brands. The level of this support is negotiated regularly and can be increased or decreased at the discretion of PepsiCo. To support volume and market share growth, the bottler incentives cover a variety of initiatives, including direct marketplace, shared media and advertising support. Worldwide bottler incentives from PepsiCo totaled approximately $230.2 million, $226.8 million, and $203.3 million for the fiscal years ended 2007, 2006 and 2005. There are no conditions or requirements that could result in the repayment of any support payments we received.

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

Based on information received from PepsiCo, PepsiCo also provided indirect marketing support to our marketplace, which consisted primarily of media expenses. This indirect support is not reflected or included in our Consolidated Financial Statements, as these amounts were paid by PepsiCo on our behalf to third parties.

Manufacturing and National Account Services.  We provide manufacturing services to PepsiCo in connection with the production of certain finished beverage products, and also provide certain manufacturing, delivery and equipment maintenance services to PepsiCo’s national account customers. Net amounts paid or payable by PepsiCo to us for these services were $19.6 million, $19.3 million, and $17.2 million for fiscal years 2007, 2006 and 2005, respectively.

Sandora Joint Venture.  During fiscal year 2007, we entered into a joint venture agreement with PepsiCo to purchase the outstanding common stock of Sandora. We hold a 60 percent interest in the joint venture and PepsiCo holds a 40 percent interest. The joint venture financial statements have been consolidated in our Consolidated Financial Statements.

Other Transactions.  PepsiCo provides procurement services to us pursuant to a shared services agreement. Under this agreement, PepsiCo acts as our agent and negotiates with various suppliers the cost of certain raw materials by entering into raw material contracts on our behalf. The raw material contracts obligate us to purchase certain minimum volumes. PepsiCo also collects and remits to us certain rebates from the various suppliers related to our procurement volume. In addition, PepsiCo executes certain derivative contracts on our behalf and in accordance with our hedging strategies. In fiscal years 2007, 2006 and 2005, we paid $3.9 million, $3.9 million, and $3.4 million, respectively, to PepsiCo for such services.

Net amounts paid to PepsiCo and its affiliates for snack food products recorded in cost of goods sold were $17.6 million, $12.5 million and $11.4 million in fiscal years 2007, 2006 and 2005, respectively.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

During fiscal year 2005, we received payment of $2.1 million related to the settlement of the fructose lawsuit for the former Heartland territories, which we acquired in 1999. The payment was originally made to PepsiCo out of the settlement trust, and then the funds were remitted to us by PepsiCo. The amount is included in “Fructose settlement income” on the Consolidated Statement of Income.

As of the end of fiscal years 2007 and 2006, net amounts due from PepsiCo were $3.1 million and $24.2 million, respectively.

In summary, the Consolidated Statements of Income include the following income and (expense) transactions with PepsiCo (in millions):

	2007	2006	2005

Net sales:
Bottler incentives	$32.9	$30.6	$32.9
Manufacturing and national account services	19.6	19.3	17.2

	$52.5	$49.9	$50.1

Cost of goods sold:
Purchases of concentrate	$(892.4)	$(829.8)	$(763.2)
Purchases of finished beverage products	(210.0)	(188.0)	(161.0)
Purchases of finished snack food products	(17.6)	(12.5)	(11.4)
Bottler incentives	180.7	182.3	156.4
Aquafina royalty fee	(54.3)	(50.2)	(36.9)
Procurement services	(3.9)	(3.9)	(3.4)

	$(997.5)	$(902.1)	$(819.5)

Selling, delivery and administrative expenses:
Bottler incentives	$16.6	$13.9	$14.0
Purchases of advertising materials	(2.0)	(1.8)	(2.1)

	$14.6	$12.1	$11.9

Transactions with Bottlers in Which PepsiCo Holds an Equity Interest.  We sell finished beverage products to other bottlers, including The Pepsi Bottling Group, Inc. and Pepsi Bottling Ventures LLC, bottlers in which PepsiCo owns an equity interest. These sales occur in instances where the proximity of our production facilities to the other bottlers’ markets or lack of manufacturing capability, as well as other economic considerations, make it more efficient or desirable for the other bottlers to buy finished product from us. Our sales to other bottlers, including those in which PepsiCo owns an equity interest, were approximately $213.0 million, $170.1 million, and $128.8 million in fiscal years 2007, 2006, and 2005, respectively. Our purchases from such other bottlers were $0.3 million, $2.0 million, and $0.2 million in fiscal years 2007, 2006, and 2005, respectively.

Agreements and Relationships with Dakota Holdings, LLC, Starquest Securities, LLC and Mr. Pohlad

Under the terms of the PepsiAmericas merger agreement, Dakota Holdings, LLC (“Dakota”), a Delaware limited liability company whose members at the time of the PepsiAmericas merger included PepsiCo and Pohlad Companies, became the owner of 14,562,970 shares of our common stock, including 377,128 shares purchasable pursuant to the exercise of a warrant. In November 2002, the members of Dakota entered into a redemption agreement pursuant to which the PepsiCo membership interests were redeemed in exchange for certain assets of Dakota. As a result, Dakota became the owner of 12,027,557 shares of our common stock, including

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

311,470 shares purchasable pursuant to the exercise of a warrant. In June 2003, Dakota converted from a Delaware limited liability company to a Minnesota limited liability company pursuant to an agreement and plan of merger. In January 2006, Starquest Securities, LLC (“Starquest”), a Minnesota limited liability company, obtained the shares of our common stock previously owned by Dakota, including the shares of common stock purchasable upon exercise of the above-referenced warrant, pursuant to a contribution agreement. Such warrant expired unexercised in January 2006, resulting in Starquest holding 11,716,087 shares of our common stock. In February 2008, Starquest acquired an additional 400,000 shares of our common stock pursuant to open market purchases, bringing its holdings to 12,116,087 shares of common stock, or 9.4 percent, as of February 22, 2008. The shares held by Starquest are subject to a shareholder agreement with our company.

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

Transactions with Pohlad Companies

In fiscal year 2005, we entered into an Aircraft Joint Ownership Agreement with Pohlad Companies for a one-eighth interest in an aircraft and paid Pohlad Companies approximately $1.7 million. SD&A expenses associated with the aircraft in fiscal years 2007, 2006, and 2005 were $0.1 million, $0.2 million and $0.2 million, respectively.

23.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in millions):

	Foreign		Unrealized		Accumulated
	Currency	Unrealized	(Losses)	Pension and	Other
	Translation	Gains (Losses)	Gains on	Postretirement	Comprehensive
	Adjustment	on Investments	Derivatives	Liability Adjustment	Income (Loss)

As of fiscal year end 2004	$35.8	$12.8	$1.2	$(33.8)	$16.0
Other comprehensive loss	(23.5)	(8.7)	(3.6)	(5.3)	(41.1)

As of fiscal year end 2005	12.3	4.1	(2.4)	(39.1)	(25.1)
Other comprehensive income (loss)	40.7	(4.1)	(0.9)	11.1	46.8

As of fiscal year end 2006	53.0	—	(3.3)	(28.0)	21.7
Other comprehensive income (loss)	66.6	(0.3)	0.6	10.2	77.1

As of fiscal year end 2007	$119.6	$(0.3)	$(2.7)	$(17.8)	$98.8

Unrealized gains (losses) on investments are shown net of reclassifications into net income of $(2.5) million and $6.5 million in fiscal years 2007 and 2006, respectively. Unrealized (losses) gains on derivatives are shown net of reclassifications into net income of $0.8 million, $(0.8) million, and $7.1 million in fiscal years 2007, 2006 and 2005, respectively. Unrealized losses on pension and other postretirement costs are shown net of reclassifications into net income of $1.5 million, $2.3 million, and $1.5 million, respectively.

Unrealized gains (losses) on investments are shown net of income tax benefit of $0.2 million, $2.4 million, and $5.2 million in fiscal years 2007, 2006 and 2005, respectively. Unrealized (losses) gains on derivatives are shown net of income tax (expense) benefit of $(0.3) million, $0.5 million, and $2.2 million in fiscal years 2007, 2006 and 2005, respectively. Unrecognized pension and postretirement costs are shown net of income tax (expense) benefit of $(5.3) million, $(6.6) million, and $3.2 million in fiscal years 2007, 2006 and 2005, respectively.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

24.	Selected Quarterly Financial Data (unaudited) (in millions, except per share data)

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year

Fiscal Year 2007:
Net sales	$960.2	$1,198.9	$1,183.1	$1,137.3	$4,479.5

Gross profit	$384.2	$497.1	$483.9	$458.1	$1,823.3

Net income	$20.6	$78.0	$71.5	$42.0	$212.1

Weighted average common shares:
Basic	126.2	125.7	126.6	127.9	126.7
Incremental effect of stock options and awards	1.8	1.9	2.4	2.6	2.5

Diluted	128.0	127.6	129.0	130.5	129.2

Earnings per share:
Basic
Income from continuing operations	$0.16	$0.64	$0.56	$0.33	$1.69
Loss from discontinued operations	—	(0.02)	—	—	(0.02)

Total	$0.16	$0.62	$0.56	$0.33	$1.67

Diluted
Income from continuing operations	$0.16	$0.63	$0.55	$0.32	$1.66
Loss from discontinued operations	—	(0.02)	—	—	(0.02)

Total	$0.16	$0.61	$0.55	$0.32	$1.64

Fiscal Year 2006:
Net sales	$848.5	$1,065.2	$1,064.2	$994.5	$3,972.4

Gross profit	$347.8	$429.5	$433.6	$397.2	$1,608.1

Net income	$14.1	$65.0	$53.1	$26.1	$158.3

Weighted average common shares:
Basic	130.3	127.7	126.6	126.9	127.9
Incremental effect of stock options and awards	2.1	1.9	1.8	1.7	1.9

Diluted	132.4	129.6	128.4	128.6	129.8

Earnings per share:
Basic	$0.11	$0.51	$0.42	$0.21	$1.24
Diluted	$0.11	$0.50	$0.41	$0.20	$1.22

Quarterly and full year computations of basic and diluted earnings per share are made independently. As such, the summation of the quarterly amounts may not equal the total basic and diluted earnings per share reported for the year.

PEPSIAMERICAS, INC.

EXHIBITS

FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED DECEMBER 29, 2007

         EXHIBIT INDEX

Exhibit
No.	Description of Exhibit

3.1	Restated Certificate of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-64292) filed on June 29, 2001).
3.2	By-Laws, as amended and restated on December 14, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed on December 18, 2006).
4.1	First Supplemental Indenture dated as of May 20, 1999, to the Indenture dated as of January 15, 1993, between Whitman Corporation and The First National Bank of Chicago, as Trustee (incorporated by reference to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8 (File No. 333-64292) filed on December 29, 2005).
4.2	Rights Agreement, dated as of May 20, 1999, between Whitman Corporation and First Chicago Trust Company of New York, as Rights Agent (incorporated by reference to the Company’s Registration Statement on Form 8-A (File No. 001-15019) filed on May 25, 1999).
4.3	Amendment, as of August 18, 2000, to the Rights Agreement, dated as of May 20, 1999, between Whitman Corporation and First Chicago Trust Company of New York, as Rights Agent (incorporated by reference to the Company’s Registration Statement on Form S-4 (File No. 333-46368) filed on September 22, 2000).
4.4	Appointment of Successor Rights Agent, dated as of September 9, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. (001-15019) filed on March 28, 2003).
4.5	Indenture dated as of August 15, 2003 between PepsiAmericas, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated by reference to the Company’s Registration Statement on Form S-3 (File No. 333-108164) filed on August 22, 2003).
4.6	PepsiAmericas, Inc. Salaried 401(k) Plan (incorporated by reference to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8 (File No. 333-64292) filed on December 29, 2005).
4.7	PepsiAmericas, Inc. Hourly 401(k) Plan (incorporated by reference to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8 (File No. 333-64292) filed on December 29, 2005).
4.8	Form of Debt Security (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed on May 24, 2006).
4.9	Form of 5.75% Note due 2012 (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed on July 12, 2007).
10.1	Stock Incentive Plan, as amended through May 20, 1999 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-15019) filed on August 17, 1999).
10.2	PepsiAmericas, Inc. Deferred Compensation Plan for Directors, as Amended and Restated January 1, 2006 (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-15019) filed on March 6, 2006).
10.3	PepsiAmericas, Inc. Executive Deferred Compensation Plan as Amended and Restated Effective January 1, 2003 (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-15019) filed on March 15, 2004).
10.4	PepsiAmericas, Inc. Supplemental Pension Plan, as Amended and Restated Effective January 1, 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-15019) filed on March 15, 2004).
10.5	2000 Stock Incentive Plan, as amended through February 17, 2004 (incorporated by reference to the Company’s Definitive Schedule 14A (Proxy Statement) (File No. 001-15019) filed on March 12, 2004).
10.6	PepsiAmericas, Inc. 1999 Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-46368) filed on December 21, 2000).
10.7	Pepsi-Cola Puerto Rico Bottling Company Qualified Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-46368) filed on December 21, 2000).

E-1

Exhibit
No.	Description of Exhibit

10.8	Pepsi-Cola Puerto Rico Bottling Company Non-Qualified Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-46368) filed on December 21, 2000).
10.9	Form of Master Bottling Agreement between PepsiCo, Inc. and PepsiAmericas, Inc. (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-15019) filed on March 25, 2002).
10.10	Form of Master Fountain Syrup Agreement between PepsiCo, Inc. and PepsiAmericas, Inc. (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-15019) filed on March 25, 2002).
10.11	Amended and Restated Receivables Sale Agreement Dated as of May 24, 2002 among Pepsi-Cola General Bottlers, Inc., Pepsi-Cola General Bottlers of Ohio, Inc., Pepsi-Cola General Bottlers of Indiana, Inc., Pepsi-Cola General Bottlers of Wisconsin, Inc., Pepsi-Cola General Bottlers of Iowa, Inc., Iowa Vending, Inc., Marquette Bottling Works, Incorporated, Northern Michigan Vending, Inc., Delta Beverage Group, Inc. and Dakbev, LLC, as originators and Whitman Finance, Inc. as Buyer (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-15019) filed on August 11, 2004).
10.12	Amendment No. 3 to the Company’s 2000 Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed on February 25, 2005).
10.13	Form of Restricted Stock Award under the Company’s 2000 Stock Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-15019) filed on February 28, 2007).
10.14	Form of Restricted Stock Unit Award under the Company’s 2000 Stock Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-15019) filed on February 28, 2007).
10.15	Form of Nonqualified Stock Option under the Company’s 2000 Stock Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-36994) filed on May 12, 2000).
10.16	Form of Incentive Stock Option under the Company’s 1999 Stock Option Plan (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed on February 25, 2005).
10.17	Form of Restricted Stock Award under the Company’s Revised Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed on February 25, 2005).
10.18	Form of Nonqualified Stock Option under the Company’s Revised Stock Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-15019) filed on August 17, 1999).
10.19	Form of Stock Option Agreement under the Pepsi-Cola Puerto Rico Bottling Company Non-Qualified Stock Option Plan (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed on February 25, 2005).
10.20	Form of Stock Option Agreement under the Pepsi-Cola Puerto Rico Bottling Company Qualified Stock Option Plan (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed on February 25, 2005).
10.21	Form of Agreement for Separation and Waiver under the PepsiAmericas Severance Policy (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-15019) filed on February 28, 2007).
10.22	Second Amended and Restated Shareholder Agreement by and between PepsiAmericas, Inc. and PepsiCo., dated September 6, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed on September 7, 2005).
10.23	Amended and Restated Shareholder Agreement by and between PepsiAmericas, Inc., Pohlad Companies and Robert C. Pohlad, dated September 6, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed on September 7, 2005).

E-2

Exhibit
No.	Description of Exhibit

10.24	10b5-1 Repurchase Plan between PepsiAmericas, Inc. and Banc of America Securities LLC, dated February 28, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed on March 1, 2006).
10.25	Underwriting Agreement by and among PepsiAmericas, Inc., Banc of America Securities LLC, and J.P. Morgan Securities, Inc., dated May 23, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed on May 24, 2006).
10.26	U.S. $600,000,000 Five Year Credit Agreement, dated as of June 6, 2006, among PepsiAmericas, Inc. as a borrower, certain initial lenders and initial issuing bank, JP Morgan Chase Bank, N.V., as a syndication agent, Bank of America, N.V. and Wachovia Bank, National Association, as documentation agents, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as joint lead arrangers, and Citibank, N.V., as agent for the lenders (incorporated by reference to the Company’s 8-K (File No. 001-15019) filed on June 8, 2006).
10.27	Put and Call Option Agreement by and among PepsiAmericas, Inc., PepsiCo, Inc., Marina Bezzub and Agne Tumenaite dated as of June 7, 2007 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-15019) filed on August 3, 2007).
10.28	Shareholder Agreement between PAS Luxembourg s.a.r.1. and Linkbay Limited (PepsiCo Cyprus) and Sandora Holdings, B.V. dated as of August 14, 2007 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-15019) filed on November 1, 2007).
10.29	Amended and Restated Stock Purchase Agreement by and among PepsiAmericas, Inc., PepsiCo, Inc., Igor Yevgenovych Bezzub, and Raimondas Tumenas dated as of August 17, 2007 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-15019) filed on November 1, 2007).
10.30	Amended and Restated Stock Purchase Agreement by and among PepsiAmericas, Inc., PepsiCo, Sergiy Oleksandrovych Sypko, Olena Mykhailivna Sypko, Oleksiy Sergiyovich Sypko and Andriy Sergiyovich Sypko dated as of August 17, 2007 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-15019) filed on November 1, 2007).
10.31	Underwriting Agreement by and among PepsiAmericas, Inc., Citigroup Global Markets Inc. and Morgan Stanley & Co. Incorporated, as representatives of the several underwriters, dated July 11, 2007 (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed on July 12, 2007).
12	Statement of Calculation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of the Company.
23	Consent of KPMG, LLP, Independent Registered Public Accounting Firm.
24	Powers of Attorney.
31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-3