Form 10-Q
period 2008-03-29
PEPSIAMERICAS INC/IL/
filed 2008-05-02
CIK 1084230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008

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
Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer: ☑	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
As of April 25, 2008, the registrant had 127,622,094 outstanding shares of common stock, par value $0.01 per share, the registrant’s only class of common stock.

PEPSIAMERICAS, INC.
FORM 10-Q
FIRST QUARTER 2008

PART I — FINANCIAL INFORMATION
PEPSIAMERICAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and in millions, except per share data)
Item 1. Financial Statements

	First Quarter
	2008	2007
Net sales	$1,098.7	$960.2
Cost of goods sold	674.9	576.0

Gross profit	423.8	384.2
Selling, delivery and administrative expenses	353.0	323.4
Special charges	0.5	1.4

Operating income	70.3	59.4
Interest expense, net	29.6	25.7
Other expense, net	1.3	1.4

Income from continuing operations before income taxes, minority interest, and equity in net loss of nonconsolidated companies	39.4	32.3
Income taxes	13.4	11.9
Minority interest	(0.9)	0.2
Equity in net loss of nonconsolidated companies	(0.4)	—

Net income	$24.7	$20.6

Weighted average common shares:
Basic	127.0	126.2
Incremental effect of stock options and awards	1.9	1.8

Diluted	128.9	128.0

Earnings per share:
Basic	$0.19	$0.16
Diluted	0.19	0.16

Cash dividends declared per share	$0.135	$0.13
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PEPSIAMERICAS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except per share data)

	End of First	End of Fiscal
	Quarter	Year
	2008	2007
ASSETS:
Current assets:
Cash and cash equivalents	$198.2	$189.7
Receivables, net	345.8	330.6
Inventories:
Raw materials and supplies	139.4	144.5
Finished goods	169.6	143.2

Total inventories	309.0	287.7
Other current assets	127.0	114.1

Total current assets	980.0	922.1
Property and equipment	2,904.8	2,850.5
Accumulated depreciation	(1,576.2)	(1,520.9)

Net property and equipment	1,328.6	1,329.6
Goodwill	2,433.7	2,432.7
Intangible assets, net	538.8	545.6
Other assets	76.8	78.0

Total assets	$5,357.9	$5,308.0

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Short-term debt, including current maturities of long-term debt	$459.1	$337.6
Payables	237.4	224.0
Other current liabilities	302.8	341.0

Total current liabilities	999.3	902.6
Long-term debt	1,802.6	1,803.5
Deferred income taxes	288.9	282.5
Minority interest	274.3	273.4
Other liabilities	185.7	187.7

Total liabilities	3,550.8	3,449.7
Shareholders’ equity:
Preferred stock ($0.01 par value, 12.5 million shares authorized, no shares issued)	—	—
Common stock ($0.01 par value, 350 million shares authorized, 137.6 million shares issued - 2008 and 2007)	1,282.2	1,292.7
Retained income	678.0	670.9
Accumulated other comprehensive income	122.2	98.8
Treasury stock, at cost (12.1 million shares and 9.5 million shares, respectively)	(275.3)	(204.1)

Total shareholders’ equity	1,807.1	1,858.3

Total liabilities and shareholders’ equity	$5,357.9	$5,308.0

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PEPSIAMERICAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	First Quarter
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24.7	$20.6
Adjustments to reconcile to net cash provided by operating activities of continuing operations:
Depreciation and amortization	55.2	48.0
Deferred income taxes	1.6	0.3
Special charges	0.5	1.4
Cash outlays related to special charges	(0.6)	(7.6)
Equity in net loss of nonconsolidated companies	0.4	—
Excess tax benefits from share-based payment arrangements	(0.8)	(1.0)
Other	4.6	4.4
Changes in assets and liabilities:
(Increase) decrease in receivables	(3.4)	6.9
Increase in inventories	(17.5)	(13.5)
Increase in payables	14.2	18.9
Net change in other assets and liabilities	(61.9)	(11.7)

Net cash provided by operating activities of continuing operations	17.0	66.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(31.5)	(60.8)
Proceeds from sales of property	0.7	2.4

Net cash used in investing activities	(30.8)	(58.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings of short-term debt	120.2	60.0
Repayment of long-term debt	—	(11.6)
Treasury stock purchases	(81.2)	(39.7)
Excess tax benefits from share-based payment arrangements	0.8	1.0
Issuance of common stock	0.9	4.3
Cash dividends	(17.7)	(15.9)

Net cash provided by (used in) financing activities	23.0	(1.9)

Net operating cash flows used in discontinued operations	(6.7)	(1.0)
Effects of exchange rate changes on cash and cash equivalents	6.0	—

Change in cash and cash equivalents	8.5	5.4
Cash and cash equivalents at beginning of year	189.7	93.1

Cash and cash equivalents at end of first quarter	$198.2	$98.5

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PEPSIAMERICAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Significant Accounting Policies
     Quarterly Reporting. The Condensed Consolidated Financial Statements included herein have been prepared by PepsiAmericas, Inc. (referred to herein as “PepsiAmericas,” “we,” “our” and “us”) without audit. Certain information and disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that the disclosures are adequate to make the information presented not misleading. The year end Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year 2007. In the opinion of management, the information furnished herein reflects all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of results for the interim periods presented.
     Use of Accounting Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.
     Fiscal Year. Our United States (“U.S.”) operations and our Caribbean operations end their fiscal years, consisting of 52 or 53 weeks, on the Saturday closest to December 31st. Our Central and Eastern European (“CEE”) operations’ fiscal year ends on December 31st. Our first quarter of 2008 and 2007 were based on the thirteen weeks that ended March 29, 2008 and March 31, 2007, respectively. Due to the timing of the receipt of available financial information, certain operations are reported on a one-month or one-quarter lag basis. The lag in reporting is not considered material to our Condensed Consolidated Financial Statements.
     Our business is seasonal with the second and third quarters generating higher sales volumes than the first and fourth quarters. Accordingly, the operating results of any individual quarter may not be indicative of a full year’s operating results.
     Earnings Per Share. Basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share assumes the exercise of all options which are dilutive, whether exercisable or not. The dilutive effects of stock options, warrants, and nonvested restricted stock awards are measured under the treasury stock method.
     The following options and restricted stock awards were not included in the computation of diluted earnings per share because they were antidilutive:

	First Quarter
	2008	2007
Shares under options outstanding	—	1,337,700
Weighted-average exercise price per share	$—	$22.63
Shares under nonvested restricted stock awards	935,314	965,861
Weighted-average grant date fair value per share	$26.30	$22.11
     Reclassifications. Certain amounts in the prior period Condensed Consolidated Financial Statements have been reclassified to conform to the current year presentation.
     Recently Adopted Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” to provide enhanced guidance when using fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other pronouncements require or permit assets or liabilities to be measured by fair value and, while not requiring new fair value measurements, may change current practices. SFAS No. 157 was effective at the beginning of fiscal year 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP 157-2”), “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, we have only adopted the provisions of SFAS No. 157 with respect to our financial assets and liabilities that are measured at fair value as of the beginning of fiscal year 2008. The provisions of SFAS No. 157 have not been applied to nonfinancial assets and nonfinancial liabilities. The major categories of nonfinancial assets and nonfinancial liabilities that are measured at fair value, for which we have not applied the provisions of SFAS No. 157 are as follows: reporting units measured at fair value in the first step of a goodwill impairment test, long-lived assets measured at fair value for an impairment assessment, and assets and liabilities acquired as part of a purchase business combination. See Note 10 below for additional information, including the effects of adoption on our Condensed Consolidated Balance Sheet.

     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” We have adopted the recognition and measurement provisions of SFAS No. 158. The recognition provisions required us to fully recognize the funded status associated with our defined benefit plans. The measurement provisions required us to measure our plans’ assets and liabilities as of the end of our fiscal year rather than of our former measurement date of September 30. We adopted the measurement date provisions at the beginning of fiscal year 2008. We have elected the alternative method of adoption for the measurement date provisions of SFAS No. 158. The adoption of the measurement date provisions decreased retained income by $0.3 million ($0.2 million after tax) at the beginning of fiscal year 2008.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” FASB No. 159 provides guidance on the measurement of financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under a fair value option provided by the FASB. SFAS No. 159 was effective at the beginning of fiscal year 2008. The adoption of SFAS No. 159 had no impact on our Condensed Consolidated Financial Statements.
     Recently Issued Accounting Pronouncements to be Adopted in the Future. In December 2007, the FASB issued a revised SFAS No. 141, “Business Combinations.” SFAS No. 141(R) amends the guidance relating to the use of the purchase method in a business combination. SFAS No. 141(R) requires that we recognize and measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired business at fair value. SFAS No. 141(R) also requires that we recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase. Acquisition costs to effect the acquisition and any integration costs are no longer considered a component of the cost of the acquisition, but will be expensed as incurred. SFAS No. 141(R) becomes effective with acquisitions occurring on or after the beginning of fiscal year 2009 and early adoption is prohibited.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51,” to establish accounting and reporting standards for noncontrolling interests, sometimes called minority interest. SFAS No. 160 requires that the parent report noncontrolling interests in the equity section of the balance sheet but separate from the parent’s equity. SFAS No. 160 also requires clear presentation of net income attributable to the parent and the noncontrolling interest on the face of the income statement. All changes in the parent’s ownership interest in the subsidiary must be accounted for consistently. Deconsolidation of the subsidiary requires the recognition of a gain or loss using the fair value of the noncontrolling equity investment rather than the carrying value. SFAS No. 160 becomes effective at the beginning of fiscal year 2009. We are currently evaluating the impact SFAS No. 160 will have on our Condensed Consolidated Financial Statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 requires that entities provide disclosure regarding how and when an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 becomes effective at the beginning of fiscal year 2009. We are currently evaluating the impact SFAS No. 161 will have on our Condensed Consolidated Financial Statements.
2. Special Charges
     Special charges of $0.5 million and $1.2 million were recorded in the U.S. in the first quarter of 2008 and 2007, respectively.  These special charges were primarily related to severance and relocation costs associated with our strategic realignment to further strengthen our customer focused go-to-market strategy.  In addition, we recorded special charges of $0.2 million in CEE in the first quarter of 2007 primarily related to a reduction in the workforce.  These special charges were primarily for severance, related benefits and relocation costs.

     The following table summarizes the activity associated with the special charges included in “Other current liabilities” (in millions):

2008 Charges
Balance at end of fiscal year 2007	$1.1
Special charges	0.5
Application of special charges	(0.6)

Balance at end of the first quarter of 2008	$1.0

     The total accrued liabilities remaining at the end of the first quarter of 2008 were comprised of severance payments, lease terminations and other costs. We expect the remaining special charge liability of $1.0 million to be paid using cash from operations during the next twelve months; accordingly, such amounts are classified as “Other current liabilities” in the Condensed Consolidated Balance Sheet.
3. Interest Expense, Net
     Interest expense, net was comprised of the following (in millions):

	First Quarter
	2008	2007
Interest expense	$30.6	$26.2
Interest income	(1.0)	(0.5)

Interest expense, net	$29.6	$25.7

4. Income Taxes
     The effective income tax rate, which is income tax expense expressed as a percentage of income before income taxes, minority interest and equity in net loss of nonconsolidated companies, was 34.0 percent for the first quarter of 2008, compared to 36.6 percent in the first quarter of 2007. The effective tax rate decreased from the prior year due, in part, to the mix of country results and the associated lower in-country tax rates. The effective income tax rate was also favorably impacted by the reorganization of the legal entity structure in CEE in the second quarter of 2007, partly offset by the unfavorable impact of interest related to uncertain tax positions.
     During the first quarter of 2008 our gross unrecognized tax benefits increased by $1.3 million. The impact to our effective tax rate consisted of $0.6 million net unrecognized tax benefits and $0.7 million of gross interest related to unrecognized tax benefits for the first quarter of 2008.
     During the next 12 months it is reasonably possible that a reduction of gross unrecognized tax benefits will occur in a range of $4 million to $7 million as a result of the resolution of positions taken on previously filed returns.
     We are subject to U.S. federal income tax, state income tax in multiple state tax jurisdictions, and foreign income tax in our CEE and Caribbean tax jurisdictions. We have concluded all U.S. federal income tax examinations for years through 2004. The following table summarizes the years that are subject to examination for each primary jurisdiction as of the end of the first quarter of 2008:

Jurisdiction	Subject to Examination
Federal	2005-2007
Illinois	1999-2007
Indiana	2004-2007
Iowa	2004-2007
Romania	2003-2007
Poland	2002-2007
Czech Republic	2004-2007
Ukraine	2005-2007

5. Comprehensive Income
     Comprehensive income was as follows (in millions):

	First Quarter
	2008	2007
Net income	$24.7	$20.6
Foreign currency translation adjustment	23.3	2.2
Unrealized losses on investments	(0.1)	(0.4)
Unrealized gains on derivatives	0.1	0.4
Amortization of unrecognized pension and postretirement benefit cost	0.1	—

Comprehensive income	$48.1	$22.8

     Unrealized losses on investments are shown net of income tax benefit of $0.1 million and $0.3 million in the first quarter of 2008 and 2007, respectively. Unrealized gains on derivatives are shown net of income tax expense of $0.1 million and $0.3 million in the first quarter of 2008 and 2007, respectively. Unrecognized pension and postretirement cost are shown net of tax expense of $0.1 million in the first quarter of 2008.
6. Goodwill and Intangible Assets
     The changes in the carrying amount of goodwill by geographic segment for the first quarter of 2008 were as follows (in millions):

	U.S.	CEE	Caribbean	Total
Balance at end of fiscal year 2007	$1,824.1	$592.8	$15.8	$2,432.7
Foreign currency translation adjustment	—	1.0	—	1.0

Balance at end of first quarter of 2008	$1,824.1	$593.8	$15.8	$2,433.7

     Intangible asset balances as of the end of the first quarter of 2008 and fiscal year 2007 were as follows (in millions):

	End of First	End of Fiscal
	Quarter 2008	Year 2007
Intangible assets subject to amortization:
Gross carrying amount
Trademarks and tradenames	$109.0	$109.0
Customer relationships and lists	55.7	56.2
Franchise and distribution agreements	3.3	3.3
Other	2.9	2.9

Total	$170.9	$171.4

Accumulated amortization
Trademarks and tradenames	$(2.3)	$(1.2)
Customer relationships and lists	(8.2)	(6.3)
Franchise and distribution agreements	(1.1)	(1.1)
Other	(0.9)	(0.8)

Total	$(12.5)	$(9.4)

Intangible assets subject to amortization, net	$158.4	$162.0
Intangible assets not subject to amortization:
Franchise and distribution agreements	380.4	383.6

Total intangible assets, net	$538.8	$545.6

     Total amortization expense was $3.1 million and $0.3 million in the first quarter of 2008 and 2007, respectively. The increase in the amortization expense compared to the prior year was due to the recognition and amortization of intangible assets associated with the Quadrant-Amroq Bottling Company Limited (“QABCL” or “Romania”) and Sandora LLC (“Sandora”) acquisitions.

     The acquisition of Sandora in fiscal year 2007, by a joint venture in which we hold a 60 percent interest, resulted in a preliminary allocation of $493.8 million to goodwill, $109.0 million to trademarks and tradenames and $31.8 million in customer relationships and lists in CEE. The trademarks and tradenames are being amortized preliminarily over 20 to 30 years. The customer relationships and lists are being amortized over 3 to 10 years. We are in the process of finalizing the valuation of the assets, liabilities and intangibles acquired in connection with the Sandora acquisition, and we anticipate that the valuation will be completed in the second quarter of 2008.
7. Receivables
     Receivables, net of allowance, as of the end of the first quarter of 2008 and fiscal year 2007 were as follows (in millions):

	End of First	End of Fiscal
	Quarter 2008	Year 2007
Trade receivables, net of securitization	$287.5	$290.6
Funding and rebates, net	54.9	42.3
Other receivables	18.5	12.4
Allowance for doubtful accounts	(15.1)	(14.7)

Receivables, net of allowance	$345.8	$330.6

8. Payables
     Payables balances as of the end of the first quarter of 2008 and fiscal year 2007 were as follows (in millions):

	End of First	End of Fiscal
	Quarter 2008	Year 2007
Trade payables	$204.8	$189.4
Dividends payable	17.0	16.6
Income tax and other payables	15.6	18.0

Payables	$237.4	$224.0

9. Financial Instruments
     We use derivative financial instruments to reduce our exposure to fluctuations in commodity prices and interest rates. These financial instruments are “over-the-counter” instruments and generally were designated at their inception as hedges of underlying exposures. We do not use derivative financial instruments for speculative or trading purposes.
     Cash Flow Hedges. In anticipation of long-term debt issuances, we entered into treasury rate lock instruments and a forward starting swap agreement. We accounted for these treasury rate lock instruments and the forward starting swap agreement as cash flow hedges, as each hedged against the variability of interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt. These treasury rate locks and the forward starting swap agreement were considered highly effective in eliminating the variability of cash flows associated with the forecasted debt issuance.

     The following table summarizes the net derivative losses deferred into “Accumulated other comprehensive income” and reclassified to income in the first quarter of 2008 and 2007 (in millions):

	First Quarter
	2008	2007
Balance at beginning of fiscal year	$(2.7)	$(3.3)
Reclassification of net derivative losses to income	0.1	0.4

Balance at end of first quarter	$(2.6)	$(2.9)

     Fair Value Hedges. Periodically, we enter into interest rate swap contracts to convert a portion of our fixed rate debt to floating rate debt, with the objective of reducing overall borrowing costs. We account for these swaps as fair value hedges, since they hedge against the change in fair value of fixed rate debt resulting from fluctuations in interest rates. In fiscal year 2004, we terminated all outstanding interest rate swap contracts and received $14.4 million for the fair value of the interest rate swap contracts. Amounts included in the cumulative fair value adjustment to long-term debt will be reclassified into earnings commensurate with the recognition of the related interest expense. At the end of the first quarter of 2008 and the end of fiscal year 2007, the cumulative fair value adjustments to long-term debt were $2.9 million and $3.6 million, respectively.
10. Fair Value Measurements
     SFAS No. 157 defines and establishes a framework for measuring fair value and expands disclosure about fair value measurements. Furthermore, SFAS No. 157 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect our own assumptions of market participant valuation (unobservable inputs). In accordance with SFAS No. 157, we have categorized our financial assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.
     Financial assets and liabilities recorded on the Condensed Consolidated Balance Sheet are categorized on the inputs to the valuation techniques as follows:
     Level 1 – Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the company has the ability to access at the measurement date (examples include active exchange-traded equity securities, listed derivatives, and most U.S. Government and agency securities).
     Level 2 – Financial assets and liabilities whose values are based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets. Level 2 inputs include the following:
•	Quoted prices for similar assets or liabilities in active markets;

•	Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds which trade infrequently);

•	Inputs other than quoted prices that are observable for substantially the full term of the asset or liability (examples include interest rate and currency swaps); and

•	Inputs that are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability (examples include certain securities and derivatives).
     Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

     The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of the end of the first quarter of 2008 (in millions):

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	First Quarter	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Available-for-sale equity securities	$1.4	$1.4	$—	$—
Deferred compensation plan assets	4.4	4.4	—	—

Total assets	$5.8	$5.8	$—	$—

Deferred compensation plan liabilities	$38.2	$—	$38.2	$—

Total liabilities	$38.2	$—	$38.2	$—

     Available-For-Sale Equity Securities. As of the end of the first quarter of 2008, our available-for-sale equity securities included common stock of Northfield Laboratories, Inc. Our available-for-sale equity securities are valued using quoted market prices multiplied by the number of shares owned.
     Deferred Compensation Plan Assets and Liabilities. We maintain a self-directed, non-qualified deferred compensation plan structured as a rabbi trust for certain executives and other higher compensated employees. Our rabbi trust funds are invested in money market accounts, which are adjusted monthly for any accrued interest. Our unfunded deferred compensation liability is subject to changes in our stock prices as well as price changes in other equity and fixed-income investments. Employees’ deferred compensation amounts are not directly invested in these investment vehicles. We track the performance of each employee’s investment selections and adjust the deferred compensation liability accordingly. The fair value of the unfunded deferred compensation liability is primarily based on the market indices corresponding to the employees’ investment selections.
11. Pension and Other Postretirement Benefit Plans
     Net periodic pension and other postretirement benefit costs for the first quarter of 2008 and 2007 included the following components (in millions):

	Pension Benefit Costs		Other Postretirement Benefit Costs
	2008	2007	2008	2007
Service cost	$0.8	$0.8	$—	$—
Interest cost	2.8	2.6	0.3	0.3
Expected return on plan assets	(3.8)	(3.7)	—	—
Amortization of prior service cost	—	0.1	—	—
Amortization of net loss	0.5	0.7	(0.2)	(0.1)

Net periodic pension cost	$0.3	$0.5	$0.1	$0.2

     We previously disclosed in our financial statements for fiscal year 2007 that we expect to make the minimum contribution in fiscal year 2008 of $0.4 million, with no additional contributions. As of the end of the first quarter of 2008, we have not made any contributions to the plans; however, we expect the minimum contribution will be made during the remainder of fiscal year 2008. We will continue to evaluate the plans’ funding requirements throughout the balance of fiscal year 2008, and we will fund to levels deemed necessary for the plans.
12. Share-Based Compensation
     In February 2008, we granted 960,973 restricted shares at a weighted-average fair value of $26.30 on the date of grant to key members of U.S. and Caribbean management and members of our Board of Directors under our 2000 Stock Incentive Plan (the “Plan”). We recognized compensation expense of $5.2 million and $4.5 million in the first quarter of 2008 and 2007, respectively, related to unvested restricted share grants. At the end of the first quarter of 2008, there were 2,680,303 unvested restricted shares outstanding.

     In February 2008, we granted 149,574 restricted stock units at a weighted average value of $26.30 on the date of grant to key members of our CEE management team under the Plan. Restricted stock units are considered liability awards whose fair value is remeasured at each reporting date until settlement. As such, compensation expense associated with restricted stock units is subject to variability based on changes in the fair value of PepsiAmericas’ underlying stock price. Due to a decline in the stock price during the first quarter of 2008, we recognized a benefit to compensation expense of $0.8 million in the first quarter of 2008 related to unvested restricted stock unit grants. Conversely, we recognized compensation expense of $0.4 million in the first quarter of 2007 related to unvested restricted stock unit grants. At the end of the first quarter of 2008, there were 294,199 unvested restricted stock units outstanding.
13. Supplemental Cash Flow Information
     Net cash provided by operating activities reflected cash payments and receipts for interest and income taxes as follows (in millions):

	First Quarter
	2008	2007
Interest paid	$30.5	$22.2
Interest received	0.9	0.5
Income taxes (refunded) paid, net	(0.5)	10.2
14. Environmental and Other Commitments and Contingencies
     Current Operations. We maintain compliance with federal, state and local laws and regulations relating to materials used in production and to the discharge of wastes, and other laws and regulations relating to the protection of the environment. The capital costs of such management and compliance, including the modification of existing plants and the installation of new manufacturing processes, are not material to our continuing operations.
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

     At the end of the first quarter of 2008, we had $32.5 million accrued to cover potential indemnification obligations, compared to $40.2 million recorded at the end of fiscal year 2007. This indemnification obligation includes costs associated with approximately 15 sites in various stages of remediation or negotiations. At the present time, the most significant remaining indemnification obligation is associated with the Willits site, as discussed below, while no other single site has significant estimated remaining costs associated with it. Of the total amount accrued, $19.5 million was classified as a current liability at the end of the first quarter of 2008. The amounts exclude possible insurance recoveries and are determined on an undiscounted cash flow basis. The estimated indemnification liabilities include expenses for the investigation and remediation of identified sites, payments to third parties for claims and expenses (including product liability and toxic tort claims), administrative expenses, and the expenses of on-going evaluations and litigation. We expect a significant portion of the accrued liabilities will be spent during the next five years.
     Included in our indemnification obligations is financial exposure related to certain remedial actions required at a facility that manufactured hydraulic and related equipment in Willits, California. Various chemicals and metals contaminate this site. A final consent decree was issued in August 1997 and amended in December 2000 in the case of the People of the State of California and the City of Willits, California v. Remco Hydraulics, Inc. The final consent decree established a trust (the “Willits Trust”) which is obligated to investigate and clean up this site. We are currently funding the Willits Trust and the investigation and interim remediation costs on a year-to-year basis as required in the final amended consent decree. We have accrued $12.3 million for future remediation and trust administration costs, with the majority of this amount to be spent over the next several years.
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
     Essentially all of the assets of the Trust were expended by the Trust in connection with the purchase of the insurance coverage, the Finite Funding and related expenses. These actions were taken to fund remediation and related costs associated with the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries and to protect against additional future costs in excess of our self-insured retention. The original amount of self-insured retention (the amount we must pay before the insurance carrier is obligated to begin payments) was $114.0 million, of which $50.2 million has been eroded, leaving a remaining self-insured retention of $63.8 million at the end of the first quarter of 2008. The estimated range of aggregate exposure related only to the remediation costs of such environmental liabilities is approximately $15 million to $40 million. We had accrued $19.7 million at the end of the first quarter of 2008 for remediation costs, which is our best estimate of the contingent liabilities related to these environmental matters. The Finite Funding may be used to pay a portion of the $19.7 million and thus reduces our future cash obligations. Amounts recorded in our Condensed Consolidated Balance Sheets related to Finite Funding were $11.5 million at the end of the first quarter of 2008 and the end of fiscal year 2007, respectively, and are recorded in “Other assets,” net of $4.7 million recorded in “Other current assets” in each respective period.
     In addition, we had recorded other receivables of $2.6 million at the end of fiscal year 2007 for future probable amounts to be received from insurance companies and other responsible parties. At the end of the first quarter of 2008, the amount recorded in other receivables increased to $5.0 million and represented an insurance settlement reached in the first quarter of 2008 with a specific insurer. The insurance settlement was subsequently received in April 2008. These amounts were recorded in “Other current assets” in the Condensed Consolidated Balance Sheets as of the end of each respective period.

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
     During the second quarter of 2006, the Trustee’s motion to dismiss, in which we had joined, was granted and three counts against us based on the use of Trust funds were dismissed with prejudice, as were all counts against the Trustee, on the grounds that Cooper lacks standing to pursue these counts because it is not a beneficiary under the Trust. We then filed a separate motion to dismiss the remaining counts against us. Our motion was also granted during the second quarter of 2006 and all remaining counts against us were dismissed with prejudice. Cooper subsequently filed a notice of appeal with regard to all rulings by the court dismissing the counts against us and the Trustee. Prior to any oral argument, the appellate court on September 7, 2007 issued an opinion affirming the trial court’s opinion. Cooper subsequently filed motion papers asking the Illinois Supreme Court to accept a discretionary appeal of the rulings. The Trustee then filed an opposition brief explaining why the Illinois Supreme Court should not allow another appeal, and we joined in that brief. On November 29, 2007, the Supreme Court of Illinois denied Cooper’s petition for leave to appeal the appellate court’s September 7, 2007 ruling. Cooper did not file a petition for certiorari seeking discretionary review by the United States Supreme Court by the February 27, 2008 deadline for such filing.
     Discontinued Operations-Product Liability and Toxic Tort Claims. We also have certain indemnification obligations related to product liability and toxic tort claims that might emanate out of the 1988 agreement with Pneumo Abex. Other companies not owned by or associated with us also are responsible to Pneumo Abex for the financial burden of all asbestos product liability claims filed against Pneumo Abex after a certain date in 1998, except for certain claims indemnified by us. The sites and product liability and toxic tort claims included in the aggregate accrued liabilities we have recorded are described more fully in our Annual Report on Form 10-K for the fiscal year 2007. No significant changes in the status of those sites or claims occurred and we were not notified of any significant new sites or claims during the first quarter of 2008.
15. Segment Reporting
     We operate in one industry located in three geographic areas — U.S., CEE and the Caribbean. We operate in 19 states in the U.S. Internationally, we operate in Poland, Hungary, the Czech Republic, Republic of Slovakia, Romania, Ukraine, Puerto Rico, Jamaica, the Bahamas, and Trinidad and Tobago. We have distribution rights in Moldova, Estonia, Latvia, and Lithuania, which are recorded in the CEE geographic segment, and Barbados, which is recorded in the Caribbean geographic segment.
     The following tables present net sales and operating income of our geographic segments for the first quarter of 2008 and 2007 (in millions):

	First Quarter
	Net Sales		Operating Income (Loss)
	2008	2007	2008	2007
U.S.	$780.8	$764.9	$57.4	$60.4
CEE	263.0	143.0	14.9	1.0
Caribbean	54.9	52.3	(2.0)	(2.0)

Total	$1,098.7	$960.2	$70.3	$59.4

16. Related Party Transactions
     We are a licensed producer and distributor of Pepsi branded products in the U.S., CEE and the Caribbean. We operate under exclusive franchise agreements with soft drink concentrate producers, including “master” bottling and fountain syrup agreements with PepsiCo, Inc. (“PepsiCo”) for the manufacture, packaging, sale and distribution of Pepsi branded products. The franchise agreements contain operating and marketing commitments and conditions for termination. As of the end of the first quarter of 2008, PepsiCo beneficially owned approximately 44 percent of PepsiAmericas’ outstanding common stock.

     We purchase concentrates from PepsiCo to be used in the production of PepsiCo branded cola and non-cola beverages. PepsiCo also provides us with various forms of bottler incentives (marketing support programs) to promote Pepsi’s brands. These bottler incentives cover a variety of initiatives including direct marketplace, shared media and advertising to support volume and market share growth. There are no conditions or requirements that could result in the repayment of any support payments we have received.
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
     See additional discussion of our related party transactions in our Annual Report on Form 10-K for the fiscal year 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains certain forward-looking statements of expected future developments, as defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this Form 10-Q refer to the expectations regarding continuing operating improvement and other matters. These forward-looking statements reflect our expectations and are based on currently available data; however, actual results are subject to future risks and uncertainties, which could materially affect actual performance. Risks and uncertainties that could affect such performance include, but are not limited to, the following: competition, including product and pricing pressures; changing trends in consumer tastes; changes in our relationship and/or support programs with PepsiCo, Inc. (“PepsiCo”) and other brand owners; market acceptance of new product and package offerings; weather conditions; cost and availability of raw materials; changing legislation, including tax laws; cost and outcome of environmental claims; availability and cost of capital, including changes in our debt ratings; labor and employee benefit costs; unfavorable foreign currency rate fluctuations; cost and outcome of legal proceedings; integration of acquisitions; failure of information technology systems; and general economic, business, regulatory and political conditions in the countries and territories where we operate. See “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year 2007 for additional information.
     These events and uncertainties are difficult or impossible to predict accurately and many are beyond our control. We assume no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
CRITICAL ACCOUNTING POLICIES
     The preparation of the Condensed Consolidated Financial Statements in conformity with United States generally accepted accounting principles requires management to use estimates. These estimates are made using management’s best judgment and the information available at the time these estimates are made, including the advice of outside experts. For a better understanding of our significant accounting policies used in preparation of the Condensed Consolidated Financial Statements, please refer to our Annual Report on Form 10-K for fiscal year 2007. We focus your attention on the following critical accounting policies:
Recoverability of Goodwill and Intangible Assets with Indefinite Lives. Goodwill and intangible assets with indefinite useful lives are not amortized, but instead tested annually for impairment or more frequently if events or changes in circumstances indicate that an asset might be impaired.
Goodwill is tested for impairment using a two-step approach at the reporting unit level: U.S., CEE and the Caribbean. First, we estimate the fair value of the reporting units primarily using discounted future cash flows. If the carrying amount exceeds the fair value of the reporting unit, the second step of the goodwill impairment test is performed to measure the amount of the potential loss. Goodwill impairment is measured by comparing the “implied fair value” of goodwill with its carrying amount.
Our identified intangible assets with indefinite lives principally arise from the allocation of the purchase price of businesses acquired and consist primarily of trademarks and tradenames and franchise and distribution agreements. Impairment is measured as the amount by which the carrying amount of the intangible asset exceeds its estimated fair value. The estimated fair value is generally determined on the basis of discounted future cash flows.
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
The discount rate is used to calculate the present value of expected future pension and postretirement cash flows as of the measurement date. We use high-quality, long-term bond rates as a guideline for establishing this rate. A lower discount rate increases the present value of benefit obligations and increases pension expense. The expected long-term rate of return on plan assets is based on current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. A lower-than-expected rate of return on pension plan assets will increase pension expense.

RESULTS OF OPERATIONS
BUSINESS OVERVIEW
     PepsiAmericas manufactures, distributes, and markets a broad portfolio of beverage products in the U.S., Central and Eastern Europe (“CEE”) and the Caribbean. We sell a variety of brands that we bottle under franchise agreements with various brand owners, the majority with PepsiCo or PepsiCo joint ventures. In some territories, we manufacture, package, sell and distribute products under brands licensed by companies other than PepsiCo, and in some territories we distribute our own brands, such as Toma brands in CEE and the Caribbean and Sandora brands in Ukraine. We serve a significant portion of a 19 state region in the U.S., primarily in the Midwest. Internationally we serve Central and Eastern European and Caribbean markets, including Poland, Hungary, the Czech Republic, Republic of Slovakia, Romania, Ukraine, Puerto Rico, Jamaica, the Bahamas, and Trinidad and Tobago. We have distribution rights and distribute in Moldova, Estonia, Latvia and Lithuania and Barbados. In addition, through our Sandora investment, we sell Sandora-branded products to third-party distributors in Belarus, Azerbaijan, Russia and other countries in Eastern Europe and Central Asia. We also have a 20 percent equity investment in Agrima JSC (“Agrima”), which gives us a market presence in Bulgaria. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and accompanying Notes in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 29, 2007.
     In the discussion of our results of operations below, the number of bottle and can cases sold is referred to as volume. Constant territory refers to the results of operations excluding the non-comparable territories year-over-year. For first quarter of 2008 comparisons, this excluded the operating results of Sandora, as we fully consolidated Sandora operating results starting in September 2007. Net pricing is net sales divided by the number of cases and gallons sold for our core businesses, which include bottles and cans (including bottle and can volume from vending equipment sales), as well as food service. Changes in net pricing include the impact of sales price (or rate) changes, as well as the impact of foreign currency translation and brand, package and geographic mix. Net pricing and reported volume amounts exclude contract, commissary, and vending (other than bottles and cans) transactions. Contract sales represent sales of manufactured product to other franchise bottlers and typically decline as excess manufacturing capacity is utilized. Net pricing and volume also exclude activity associated with beer and snack food products. Cost of goods sold per unit is the cost of goods sold for our core businesses divided by the related number of cases and gallons sold.
Financial Results
     Net income in the first quarter of 2008 was $24.7 million, or $0.19 per diluted common share, compared to net income of $20.6 million, or $0.16 per diluted common share, in the first quarter of 2007. The increase in diluted earnings per share resulted primarily from organic growth in CEE, foreign currency translation and a lower effective tax rate.
     Worldwide volume increased 12.7 percent due to strong international growth and acquisitions and net pricing on a worldwide basis increased 2.8 percent. The increases in net pricing partly offset cost of goods sold per unit increases of 5.5 percent, which were caused by higher ingredient costs and acquisitions.
2008 Outlook
     In fiscal year 2008, we expect reported diluted earnings per share to be in the range of $1.77 to $1.83, including an estimated impact of $0.01 for special charges in the U.S. and Hungary, offset by an estimated $0.01 benefit from the impact of the 53rd week in fiscal year 2008.
     We expect worldwide volume to increase in the range of 13 to 14 percent, and to improve average net selling price by 2.5 to 3.5 percent. We expect cost of goods sold per unit to increase approximately 6 to 7 percent, and selling, delivery and administrative (“SD&A”) expenses to be higher by 9 to 10 percent compared to fiscal year 2007. Overall, we expect to generate operating income growth of 10 to 12 percent, which includes 2 percentage points of growth associated with the reduction in special charges in fiscal year 2008. The outlook described above includes the impact of the 53rd week, which is expected to contribute 1 percent growth in volume, SD&A expenses and operating income, as well as the impact of the Sandora acquisition, which is expected to contribute 10 percent growth in volume, reduce pricing by 2 percent, raise SD&A expenses by 4 percent and raise operating income by 5 percent to 6 percent.

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
     In the third quarter of 2007, we purchased a 20 percent interest in a joint venture that owns Agrima. Agrima produces, sells and distributes PepsiCo products and other beverages throughout Bulgaria. We record equity in net earnings of nonconsolidated companies in our Condensed Consolidated Financial Statements. Due to the timing of the receipt of available financial information, we record results on a one-quarter lag basis.
Special Charges
     Special charges of $0.5 million and $1.2 million were recorded in the U.S. in the first quarter of 2008 and 2007, respectively. These special charges were primarily related to severance and relocation costs associated with our strategic realignment to further strengthen our customer focused go-to-market strategy. In addition, we recorded special charges of $0.2 million in CEE in the first quarter of 2007 primarily related to a reduction in the workforce. These special charges were primarily for severance, related benefits and relocation costs.

RESULTS OF OPERATIONS
2008 FIRST QUARTER COMPARED WITH 2007 FIRST QUARTER
     The following is a discussion of our results of operations for the first quarter of 2008 compared to the first quarter of 2007.
Volume
     Sales volume growth (decline) for the first quarter of 2008 and 2007 was as follows:

	2008	2007
U.S.	(1.0)%	0.6%
CEE	61.8%	81.1%
Caribbean	4.8%	(6.4)%
Worldwide	12.7%	10.6%

	2008 compared to 2007
Volume Change	U.S.	CEE	Caribbean	Worldwide
Constant territory volume	(1.0)%	10.1%	4.8%	1.7%
Acquisitions	—	51.7%	—	11.0%

Change in volume	(1.0)%	61.8%	4.8%	12.7%

     In the first quarter of 2008, worldwide volume increased 12.7 percent compared to the prior year first quarter. The increase in worldwide volume was primarily due to the incremental impact of acquisitions and constant territory growth in CEE, partly offset by volume declines in the U.S.
     Volume in the U.S declined 1.0 percent in the first quarter of 2008 compared to the first quarter of 2007 due, in part, to a decline in carbonated soft drink volume of 1 percent. The decline in carbonated soft drink volume was an improvement from past trends reflecting the benefit from the shift of the Easter holiday into the first quarter of 2008 and growth in flavored carbonated soft drinks. Single-serve volume declined 4 percent due mainly to softness in the convenience and gas and foodservice channels. Compared to the first quarter of 2007, the non-carbonated beverage category, excluding water, grew 8 percent reflecting the successful execution and innovation in hydration and energy, partly offset by lower growth in the tea category. Aquafina volume was down 11 percent compared to the first quarter of 2007, as we lapped a difficult comparison to the 16 percent increase from the prior year and reflecting an overall softer category.
     Volume in CEE increased 61.8 percent in the first quarter of 2008 compared to the first quarter of 2007. The increase was primarily due to the Sandora acquisition, which contributed 51.7 percentage points of the increase. The remaining growth in CEE was led by double-digit growth in Poland and Romania. Single serve volume grew 11 percent as a result of continued investments in our sales force and cold drink equipment. Carbonated soft drink volume grew 11 percent due to strong core brand portfolio performance and new brand initiatives such as growing our Mountain Dew business in Romania. The non-carbonated beverage category grew 9 percent led by over 30 percent growth in teas and 6 percent growth in juices.
     Volume in the Caribbean increased 4.8 percent in the first quarter of 2008 compared to the same period last year. The volume increase was driven primarily by 34 percent growth in the non-carbonated beverage category driven by growth in Tropicana and Toma juices and Malta Polar. This growth was partly offset by a 1 percent decline in carbonated soft drinks due to a double-digit decline in flavors.

Net Sales
     Net sales and net pricing statistics for the first quarter of 2008 and 2007 were as follows (dollar amounts in millions):

Net Sales		2008	2007	Change
U.S.		$780.8	$764.9	2.1%
CEE		263.0	143.0	83.9%
Caribbean		54.9	52.3	5.0%

Worldwide		$1,098.7	$960.2	14.4%

	2008 compared to 2007
Net Sales Change	U.S.	CEE	Caribbean	Worldwide
Volume impact*	(0.8)%	9.1%	4.1%	1.5%
Net price per case, excluding impact of currency translation	3.1%	2.9%	2.6%	2.5%
Acquisitions	—	55.9%	—	8.3%
Currency translation	—	17.3%	(1.4)%	2.5%
Non-core	(0.2)%	(1.3)%	(0.3)%	(0.4)%

Change in net sales	2.1%	83.9%	5.0%	14.4%

*	The amounts in this table represent the dollar impact on net sales due to changes in volume and are not intended to equal the absolute change in volume.

Net Pricing Growth**	2008	2007
U.S.	3.1%	3.9%
CEE	17.3%	19.2%
Caribbean	1.3%	6.8%
Worldwide	2.8%	2.5%

**	Includes the impact from acquisitions and currency translation on core revenue.
     Net sales increased $138.5 million, or 14.4 percent, to $1,098.7 million in the first quarter of 2008 compared to $960.2 million in the first quarter of 2007. The increase was attributable to worldwide increases in net pricing, organic volume growth in CEE, acquisitions and the favorable impact of foreign currency translation.
     Net sales in the U.S. for the first quarter of 2008 increased $15.9 million, or 2.1 percent, to $780.8 million from $764.9 million in the prior year first quarter. The increase in net sales was primarily due to a 3.1 percent increase in net pricing driven entirely by rate increases, partly offset by a volume decline.
     Net sales in CEE for the first quarter of 2008 increased $120.0 million, or 83.9 percent, to $263.0 million from $143.0 million in the prior year first quarter. The increase was primarily due to acquisitions, which contributed 55.9 percentage points of the increase. The remaining increase in net sales was due to volume growth and an increase in net pricing of 2.9 percent on a local currency basis, driven entirely by rate increases, offset by a decline in non-core sales. Foreign currency translation contributed 17.3 percentage points to the increase in net sales.
     Net sales in the Caribbean increased $2.6 million, or 5.0 percent in the first quarter of 2008 to $54.9 million from $52.3 million in the prior year first quarter. The increase was a result of volume growth and an increase in net pricing of 1.3 percent.

Cost of Goods Sold
     Cost of goods sold and cost of goods sold per unit statistics for the first quarter of 2008 and 2007 were as follows (dollar amounts in millions):

Cost of Goods Sold	2008	2007	Change
U.S.	$462.6	$448.4	3.2%
CEE	170.1	88.0	93.3%
Caribbean	42.2	39.6	6.6%

Worldwide	$674.9	$576.0	17.2%

	2008 compared to 2007
Cost of Goods Sold Change	U.S.	CEE	Caribbean	Worldwide
Volume impact*	(0.8)%	8.9%	4.1%	1.4%
Cost per case, excluding impact of currency translation	4.1%	2.9%	4.2%	3.4%
Acquisitions	—	70.0%	—	10.7%
Currency translation	—	13.6%	(1.2)%	2.0%
Non-core	(0.1)%	(2.1)%	(0.5)%	(0.3)%

Change in cost of goods sold	3.2%	93.3%	6.6%	17.2%

*	The amounts in this table represent the dollar impact on cost of goods sold due to changes in volume and are not intended to equal the absolute change in volume.

Cost of Goods Sold per Unit Increase**	2008	2007
U.S.	4.1%	6.1%
CEE	24.2%	12.5%
Caribbean	3.2%	7.4%
Worldwide	5.5%	4.1%

**	Includes the impact from acquisitions and currency translation on core cost of goods sold.
     Cost of goods sold increased $98.9 million, or 17.2 percent, to $674.9 million in the first quarter of 2008 from $576.0 million in the prior year first quarter. This increase was driven primarily by acquisitions, higher raw material costs and the negative impact of foreign currency translation. Cost of goods sold per unit increased 5.5 percent in the first quarter of 2008 compared to the same period in 2007.
     In the U.S., cost of goods sold increased $14.2 million, or 3.2 percent, to $462.6 million in the first quarter of 2008 from $448.4 million in the prior year first quarter. Cost of goods sold per unit increased 4.1 percent in the U.S., primarily due to higher ingredient and packaging costs and higher non-carbonated mix related costs.
     In CEE, cost of goods sold increased $82.1 million, or 93.3 percent, to $170.1 million in the first quarter of 2008, compared to $88.0 million in the prior year first quarter. Acquisitions contributed 70.0 percentage points of the increase. Cost of goods sold per unit increased 24.2 percent in the first quarter of 2008 compared to first quarter of 2007 due to the impact of foreign currency translation, higher raw material costs and acquisitions. Product mix of acquisitions also contributed to the increase in cost of goods sold per unit.
     In the Caribbean, cost of goods sold increased $2.6 million, or 6.6 percent, to $42.2 million in the first quarter of 2008, compared to $39.6 million in the first quarter of 2007. The increase was mainly driven by an increase in cost of goods sold per unit of 3.2 percent, attributable to increases in the cost of ingredients and packaging.

Selling, Delivery and Administrative Expenses
     SD&A expenses and SD&A expense statistics for the first quarter of 2008 and 2007 were as follows (dollar amounts in millions):

SD&A Expenses	2008	2007	Change
U.S.	$260.3	$254.9	2.1%
CEE	78.0	53.8	45.0%
Caribbean	14.7	14.7	—

Worldwide	$353.0	$323.4	9.2%

	2008 compared to 2007
SD&A Expense Change	U.S.	CEE	Caribbean	Worldwide
Cost impact, excluding impact of currency translation	2.1%	4.8%	1.2%	2.5%
Acquisitions	—	23.1%	—	3.9%
Currency translation	—	17.1%	(1.2)%	2.8%

Change in SD&A expense	2.1%	45.0%	—	9.2%

SD&A Expenses as a Percent of Net Sales	2008	2007
U.S.	33.3%	33.3%
CEE	29.7%	37.6%
Caribbean	26.8%	28.1%
Worldwide	32.1%	33.7%
     In the first quarter of 2008, SD&A increased $29.6 million, or 9.2 percent, to $353.0 million from $323.4 million in the comparable period of the previous year. As a percentage of net sales, SD&A expenses decreased to 32.1 percent in the first quarter of 2008, compared to 33.7 percent in the prior year first quarter, caused by the impact of acquisitions and effective cost management.
     In the U.S., SD&A expenses increased $5.4 million, or 2.1 percent, to $260.3 million in the first quarter of 2008, compared to $254.9 million in the prior year first quarter. SD&A expenses increased in the first quarter of 2008 due to an increase in fuel costs, partly offset by favorable compensation and benefit expenses and effective cost management.
     In CEE, SD&A expenses increased $24.2 million or 45.0 percent, in the first quarter of 2008 compared to the prior year first quarter. Acquisitions contributed 23.1 percentage points of the increase and foreign currency translation contributed 17.1 percent. The remainder of the increase was due to continued investments in advertising and marketing. As a percentage of net sales, SD&A expense improved to 29.7 percent compared to 37.6 percent in the first quarter of 2007, primarily due to lower overall operating costs for Sandora as compared to the other markets in CEE.
     In the Caribbean, SD&A expenses of $14.7 million in the first quarter of 2008 were flat compared to the prior year first quarter with a modest cost increase offset by the benefits of foreign currency translation.
Special Charges
     Special charges of $0.5 million and $1.2 million were recorded in the U.S. in the first quarter of 2008 and 2007, respectively. These special charges were primarily related to severance and relocation costs in the U.S. associated with our strategic realignment to further strengthen our customer focused go-to-market strategy. In addition, we recorded special charges of $0.2 million in CEE in the first quarter of 2007 primarily related to a reduction in the workforce. These special charges were primarily for severance, related benefits and relocation costs.

Operating Income
     Operating income (loss) for the first quarter of 2008 and 2007 was as follows (in millions):

	2008	2007	Change
U.S.	$57.4	$60.4	(5.0)%
CEE	14.9	1.0	n/m *
Caribbean	(2.0)	(2.0)	—

Worldwide	$70.3	$59.4	18.4%

*	Calculation of percentage change is not meaningful
     Operating income increased $10.9 million, or 18.4 percent, to $70.3 million in the first quarter of 2008, compared to $59.4 million in the first quarter of 2007.
     Operating income in the U.S. decreased $3.0 million or 5.0 percent, to $57.4 million in the first quarter of 2008 from $60.4 million in the first quarter of 2007. The decrease was primarily due to lower volume, higher cost of goods sold, and higher SD&A expenses, partly offset by increased net pricing.
     Operating income in CEE significantly increased to $14.9 million in the first quarter of 2008, compared to $1.0 million in the prior year first quarter. This was partly due to acquisitions with the remainder of the increase due to the beneficial impact of foreign currency translation, volume growth and increases in net pricing.
     Operating loss in the Caribbean was $2.0 million in the first quarter of 2008, essentially unchanged from the first quarter of 2007.
Interest Expense
     Net interest expense increased $3.9 million in the first quarter of 2008 to $29.6 million, compared to $25.7 million in the first quarter of 2007. The increase was due to higher debt levels associated with our acquisitions during fiscal year 2007, partly offset by lower interest rates on floating rate debt.
Income Taxes
     The effective income tax rate, which is income tax expense expressed as a percentage of income before income taxes, minority interest and equity in net loss of nonconsolidated companies was 34.0 percent for the first quarter of 2008, compared to 36.6 percent in the first quarter of 2007. The effective tax rate decreased from the prior year due, in part, to the mix of our international operations and lower in-country tax rates. The effective income tax rate was also favorably impacted by a reorganization of the legal entity structure in CEE in the second quarter of 2007, which was partly offset by the unfavorable impact of interest related to uncertain tax positions. We anticipate the effective income tax rate to be in the range of 33 percent for fiscal year 2008.
Minority Interest
     We fully consolidated the operating results of Sandora and the Bahamas in our Condensed Consolidated Statements of Income. Minority interest represented 40 percent of Sandora results we did not own in the first quarter of 2008 and 30 percent of the Bahamas results that we did not own in the first quarter of 2008 and 2007.
Equity in Net Loss of Nonconsolidated Companies
     In the third quarter of 2007, we purchased a 20 percent interest in a joint venture that owns Agrima. Equity in net loss of nonconsolidated companies was $0.4 million in the first quarter of 2008. Due to the timing of the receipt of available financial information, we record results on a one-quarter lag basis.

Net Income
     Net income increased $4.1 million to $24.7 million in the first quarter of 2008, compared to $20.6 million in the first quarter of 2007. The discussion of our operating results, included above, explains the increase in net income.
LIQUIDITY AND CAPITAL RESOURCES
     Operating Activities. Net cash provided by operating activities decreased by $49.7 million to $17.0 million in the first quarter of 2008, compared to $66.7 million in the first quarter of 2007. This decrease can mainly be attributed to higher compensation related benefit payments and timing of working capital, partially offset by higher net income.
     Investing Activities. Investing activities in the first quarter of 2008 included capital investments of $31.5 million, which were $29.3 million lower than the prior year period primarily due to timing. Capital spending for fiscal year 2008 is expected to be in the range of $250 million to $260 million.
     Financing Activities. Our total debt increased $120.6 million to $2,261.7 million at the end of the first quarter of 2008, from $2,141.1 million at the end of fiscal year 2007. The increase in total debt was due to our commercial paper borrowings that were used primarily for capital expenditures and general corporate purposes. This was partly offset by the payment of $2.0 million of debt associated with the Sandora operations.
     We utilize revolving credit facilities both in the U.S. and in our international operations to fund short-term financing needs, primarily for working capital. In the U.S., we have an unsecured revolving credit facility under which we can borrow up to an aggregate of $600 million. The facility is for general corporate purposes, including commercial paper backstop. It is our policy to maintain a committed bank facility as backup financing for our commercial paper program. The interest rates on the revolving credit facility, which expires in 2011, are based primarily on the London Interbank Offered Rate (“LIBOR”). Accordingly, we have a total of $600 million available under our commercial paper program and revolving credit facility combined. We had $381.5 million of commercial paper borrowings at the end of the first quarter of 2008, compared to $269.5 million at the end of fiscal year 2007. Internationally, we had revolving credit facility borrowings of $30.8 million at the end of the first quarter of 2008 compared to $22.7 million at the end of fiscal year 2007.
     During the first quarter of 2008 and 2007, we repurchased 3.2 million and 1.9 million shares of our common stock for $81.2 million and $39.7 million, respectively. The issuance of common stock, including treasury shares, for the exercise of stock options resulted in cash inflows of $0.9 million in the first quarter of 2008, compared to $4.3 million in the first quarter of 2007.
     On February 28, 2008, our Board of Directors declared a quarterly dividend of $0.135 per share on PepsiAmericas common stock for the first quarter of 2008. The first quarter dividend was payable April 1, 2008 to shareholders of record on March 14, 2008. This dividend was paid in the second quarter of 2008. In the first quarter of 2008 we paid cash dividends of $17.7 million, which included the fourth quarter of 2007 dividend of $16.6 million declared by the Board of Directors and $1.1 million in dividends that were paid as a result of restricted shares and restricted stock units vesting. The fourth quarter of 2007 dividend was based on a dividend rate of $0.13 per share. In the first quarter of 2007, we paid cash dividends of $15.9 million, which represented the dividends for the fourth quarter 2006. The fourth quarter 2006 dividend amount was based on a dividend rate of $0.125 per share.
     See the Annual Report on Form 10-K for fiscal year 2007 for a summary of our contractual obligations as of the end of fiscal year 2007. There were no significant changes to such contractual obligations in the first quarter of 2008. We believe that our operating cash flows are sufficient to fund our existing operations and contractual obligations for the foreseeable future. In addition, we believe that our operating cash flows, available lines of credit, and the potential for additional debt and equity offerings will provide sufficient resources to fund our future growth and expansion. There are a number of options available to us and we continue to examine the optimal uses of our cash, including reinvesting in our existing business, repurchasing our stock and acquisitions with an appropriate economic return.

     Discontinued operations. We continue to be subject to certain indemnification obligations, net of insurance, under agreements related to previously sold subsidiaries, including indemnification expenses for potential environmental and tort liabilities of these former subsidiaries. There is significant uncertainty in assessing our potential expenses for complying with our indemnification obligations, as the determination of such amounts is subject to various factors, including possible insurance recoveries and the allocation of liabilities among other potentially responsible and financially viable parties. Accordingly, the ultimate settlement and timing of cash requirements related to such indemnification obligations may vary significantly from the estimates included in our financial statements. At the end of the first quarter of 2008, we had recorded $32.5 million in liabilities for future remediation and other related costs arising out of our indemnification obligations. This amount excludes possible insurance recoveries and is determined on an undiscounted cash flow basis. In addition, we have funded coverage pursuant to an insurance policy (the “Finite Funding”) purchased in fiscal year 2002, which reduces the cash required to be paid by us for certain environmental sites pursuant to our indemnification obligations. The Finite Funding amount recorded was $11.5 million at the end of the first quarter of 2008, of which $4.7 million is expected to be recovered in the next 12 months based on our expenditures, and thus, is included as a current asset.
     During the first quarter of 2008 and 2007, we paid, net of taxes, approximately $6.7 million and $1.0 million, respectively, related to such indemnification obligations, including the offsetting benefit of insurance recovery settlements of $0.2 million and $3.6 million, respectively, on an after-tax basis. Expenditures in the first quarter of 2008 included settlement with 68 plaintiffs in the Avila toxic tort matter. We expect to spend approximately $19 million on a pre-tax basis in fiscal year 2008 related to our indemnification obligations, excluding possible insurance recoveries and the benefit of income taxes (see Note 14 to the Condensed Consolidated Financial Statements for further discussion of discontinued operations and related environmental liabilities).
RELATED PARTY TRANSACTIONS
     We are a licensed producer and distributor of Pepsi branded products in the U.S., CEE and the Caribbean. We operate under exclusive franchise agreements with soft drink concentrate producers, including “master” bottling and fountain syrup agreements with PepsiCo for the manufacture, packaging, sale and distribution of Pepsi branded products. The franchise agreements contain operating and marketing commitments and conditions for termination. As of the end of the first quarter of 2008, PepsiCo beneficially owned approximately 44 percent of PepsiAmericas’ outstanding common stock.
     We purchase concentrates from PepsiCo to be used in the production of PepsiCo branded cola and non-cola beverages. PepsiCo also provides us with various forms of bottler incentives (marketing support programs) to promote Pepsi’s brands. These bottler incentives cover a variety of initiatives including direct marketplace, shared media and advertising to support volume and market share growth. There are no conditions or requirements that could result in the repayment of any support payments we have received.
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
     See additional discussion of our related party transactions in our Annual Report on Form 10-K for the fiscal year 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are subject to various market risks, including risks from changes in commodity prices, interest rates and currency exchange rates, which are addressed below. In addition, please see Note 9 to the Condensed Consolidated Financial Statements.
Commodity Prices
     We purchase commodity inputs such as aluminum for our cans, resin for our polyethylene terephthalate (“PET”) bottles, natural gas, diesel fuel, unleaded gasoline, high fructose corn syrup, and sugar to be used in our operations. These commodities are subject to price fluctuations that may create price risk. Our ability to recover higher product costs through price increases to customers may be limited due to the competitive pricing environment that exists in the soft drink business. We may use derivative financial instruments to hedge price fluctuations for a portion of anticipated purchases of certain commodities used in our operations. We have policies governing the hedging instruments we may use, including a policy to not enter into derivative contracts for speculative or trading purposes. At the end of the first quarter of 2008, we had no outstanding derivative contracts.
Interest Rates
     In the first quarter of 2008, the risk from changes in interest rates was not material to our operations because a significant portion of our debt issues represented fixed rate obligations. At the end of the first quarter of 2008, approximately 20 percent of our debt issues were variable rate obligations. Our floating rate exposure relates to changes in the six-month LIBOR rate and the federal funds rate. Assuming consistent levels of floating rate debt with those held at the end of the first quarter of 2008, a 50 basis point change (0.5 percent) in each of these rates would have had an impact of approximately $0.7 million on our first quarter of 2008 interest expense. We had cash equivalents throughout the first quarter of 2008, principally invested in money market funds, which were most closely tied to the overnight federal funds rate. Assuming a 50 basis point change in the rate of interest associated with our short-term investments at the end of the first quarter 2008, interest income for the first quarter of 2008 would not have changed by a significant amount.
Currency Exchange Rates
     Because we operate outside the U.S., we are subject to risk resulting from changes in currency exchange rates. Currency exchange rates are influenced by a variety of economic factors including local inflation, growth, interest rates and governmental actions, as well as other factors. In particular, our operations in CEE are subject to currency exchange rate exposure associated with components of costs of goods sold, particularly concentrate. We may use derivative financial instruments to hedge currency exchange rate fluctuations associated with a portion of anticipated purchases of concentrate. Any positive cash flows generated have been reinvested in operations, excluding repayments of intercompany loans from the manufacturing operations in Poland and the Czech Republic. Our investment in markets outside the U.S. has increased during the past several years and as such, our exposure to currency risk has increased.
     Based on net sales, international operations represented approximately 29 percent of our total operations in the first quarter of 2008. Changes in currency exchange rates impact the translation of the operations’ results from their local currencies into U.S. dollars. If the currency exchange rates had changed by ten percent in the first quarter of 2008, we estimate the impact on reported operating income for this period would have been approximately $2 million. Our estimate reflects the fact that a portion of the international operations costs are denominated in U.S. dollars, including concentrate purchases. This estimate does not take into account the possibility that rates can move in opposite directions and that gains in one category may or may not be offset by losses from another category.

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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 29, 2008, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during the quarter ended March 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     From approximately 1945 to 1995, various entities owned and operated a facility that manufactured hydraulic equipment in Willits, California. The plant site was contaminated by various chemicals and metals. On August 23, 1999, an action entitled Donna M. Avila, et al. v. Willits Environmental Remediation Trust, Remco Hydraulics, Inc., M-C Industries, Inc., Pneumo Abex Corporation and Whitman Corporation, Case No. C99-3941 CAL, was filed in U.S. District Court for the Northern District of California. On January 16, 2001, a second lawsuit, entitled Pamela Jo Alrich, et al. v. Willits Environmental Remediation Trust, et al., Case No. C 01 0266 SI, against essentially the same defendants was filed in the same court. The same defendants were served with a third lawsuit, entitled Nickerman v. Remco Hydraulics, on April 3, 2006. These three lawsuits were consolidated before the same judge in the U.S. District Court for the Northern District of California. In these lawsuits, individual plaintiffs claim that PepsiAmericas is liable for personal injury and/or property damage resulting from environmental contamination at the facility. There were over 1,000 claims filed in the three lawsuits. The Court dismissed a large portion of the claims; and in 2006 we settled a significant number of the claims. As of the end of fiscal year 2007, there were 125 personal injury plaintiffs in the lawsuits seeking an unspecified amount of damages, punitive damages, injunctive relief and medical monitoring damages from us. We settled 68 claims during the first quarter of 2008 and the Court dismissed 41 claims in April 2008. There are 16 claims remaining. Some of the remaining claims may be settled, go to trial or be appealed. We are actively defending the lawsuits. At this time, we do not believe these lawsuits are material to the business or financial condition of PepsiAmericas.
Item 1A. Risk Factors
     There have been no material changes with respect to the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Our share repurchase program activity for each of the three months and the quarter ended March 29, 2008 was as follows:

			Total Number of	Maximum Number of
	Total		Shares Purchased as	Shares that May Yet
	Number of	Average	Part of Publicly	Be Purchased Under
	Shares	Price Paid	Announced Plans or	the Plans or Programs
Period	Purchased (1)	per Share	Programs (2)	(3)
December 30, 2007 - January 26, 2008	—	$—	32,840,500	7,159,500
January 27, 2008 - February 23, 2008	1,914,800	25.94	34,755,300	5,244,700
February 24, 2008 - March 29, 2008	1,496,016	25.83	36,043,200	3,956,800

For the Quarter Ended March 29, 2008	3,410,816	$25.89

(1)	Represents shares purchased in open-market transactions pursuant to our publicly announced repurchase program and shares withheld to satisfy the employees’ withholding taxes upon vesting of restricted stock we awarded to employees. There were 208,116 shares withheld in the quarter to satisfy employee tax withholdings.

(2)	Represents cumulative shares purchased under previously announced share repurchase authorizations by the Board of Directors. Share repurchases began in 1999 under an authorization for 15 million shares announced on November 19, 1999. These amounts are not included in the table above. On December 19, 2002, the Board of Directors authorized the repurchase of 20 million additional shares. The Board of Directors later authorized the repurchase of 20 million additional shares as announced on July 21, 2005. Share repurchase activity for the last two authorizations is included in the table above.

(3)	As noted above, on July 21, 2005 we announced that our Board of Directors authorized the repurchase of 20 million additional shares under a previously authorized repurchase program. This repurchase authorization does not have a scheduled expiration date.

Item 5. Other Information
(a)	Item 8.01. Other Events. On April 24, 2008, our Board of Directors declared a dividend of $0.135 per share on PepsiAmericas common stock. The dividend is payable July 1, 2008 to shareholders of record on June 13, 2008. Our Board of Directors reviews the dividend policy on a quarterly basis.
Item 6. Exhibits
See “Exhibit Index.”

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEPSIAMERICAS, INC.

Dated: May 2, 2008	By:	/s/ ALEXANDER H. WARE
Alexander H. Ware
Executive Vice President and Chief Financial Officer
(As Principal Financial Officer and Duly Authorized
Officer of PepsiAmericas, Inc.)

Dated: May 2, 2008	By:	/s/ TIMOTHY W. GORMAN
Timothy W. Gorman
Senior Vice President and Controller
(As Chief Accounting Officer)

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