Form 10-Q
period 2008-06-28
PEPSIAMERICAS INC/IL/
filed 2008-08-01
CIK 1084230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008

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
Yes ☐ No ☑
As of July 25, 2008, the registrant had 127,296,134 outstanding shares of common stock, par value $0.01 per share, the registrant’s only class of common stock.

PEPSIAMERICAS, INC.
FORM 10-Q
SECOND QUARTER 2008

PART I — FINANCIAL INFORMATION
PEPSIAMERICAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and in millions, except per share data)
Item 1. Financial Statements

	Second Quarter		First Half
	2008	2007	2008	2007
Net sales	$1,340.8	$1,198.9	$2,439.5	$2,159.1
Cost of goods sold	794.0	701.8	1,468.9	1,277.8

Gross profit	546.8	497.1	970.6	881.3
Selling, delivery and administrative expenses	381.2	351.5	734.2	674.9
Special charges	0.1	1.4	0.6	2.8

Operating income	165.5	144.2	235.8	203.6
Interest expense, net	28.5	26.1	58.1	51.8
Other income (expense), net	1.1	4.3	(0.2)	2.9

Income from continuing operations before income taxes, minority interest, and equity in net loss of nonconsolidated companies	138.1	122.4	177.5	154.7
Income taxes	42.3	42.5	55.7	54.4
Minority interest	(4.8)	0.2	(5.7)	0.4
Equity in net loss of nonconsolidated companies	(0.2)	—	(0.6)	—

Income from continuing operations	90.8	80.1	115.5	100.7
Loss from discontinued operations, net of tax	—	2.1	—	2.1

Net income	$90.8	$78.0	$115.5	$98.6

Weighted average common shares:
Basic	124.9	125.7	126.0	126.0
Incremental effect of stock options and awards	1.5	1.9	1.7	1.8

Diluted	126.4	127.6	127.7	127.8

Earnings per share:
Basic:
Income from continuing operations	$0.73	$0.64	$0.92	$0.80
Loss from discontinued operations	—	(0.02)	—	(0.02)

Total	$0.73	$0.62	$0.92	$0.78

Diluted:
Income from continuing operations	$0.72	$0.63	$0.90	$0.79
Loss from discontinued operations	—	(0.02)	—	(0.02)

Total	$0.72	$0.61	$0.90	$0.77

Cash dividends declared per share	$0.135	$0.13	$0.27	$0.26
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PEPSIAMERICAS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except per share data)

	End of First	End of
	Half	Fiscal Year
	2008	2007
ASSETS:
Current assets:
Cash and cash equivalents	$190.4	$189.7
Receivables, net	448.3	330.6
Inventories:
Raw materials and supplies	143.4	144.5
Finished goods	187.9	143.2

Total inventories	331.3	287.7
Other current assets	124.8	114.1

Total current assets	1,094.8	922.1
Property and equipment	3,057.8	2,850.5
Accumulated depreciation	(1,624.8)	(1,520.9)

Net property and equipment	1,433.0	1,329.6
Goodwill	2,393.1	2,432.7
Intangible assets, net	573.8	545.6
Other assets	76.1	78.0

Total assets	$5,570.8	$5,308.0

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Short-term debt, including current maturities of long-term debt	$592.3	$337.6
Payables	269.0	224.0
Other current liabilities	326.1	341.0

Total current liabilities	1,187.4	902.6
Long-term debt	1,651.8	1,803.5
Deferred income taxes	314.6	282.5
Minority interest	303.2	273.4
Other liabilities	188.1	187.7

Total liabilities	3,645.1	3,449.7
Shareholders’ equity:
Preferred stock ($0.01 par value, 12.5 million shares authorized, no shares issued)	—	—
Common stock ($0.01 par value, 350 million shares authorized, 137.6 million shares issued - 2008 and 2007)	1,287.5	1,292.7
Retained income	751.6	670.9
Accumulated other comprehensive income	182.6	98.8
Treasury stock, at cost (12.9 million shares and 9.5 million shares, respectively)	(296.0)	(204.1)

Total shareholders’ equity	1,925.7	1,858.3

Total liabilities and shareholders’ equity	$5,570.8	$5,308.0

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PEPSIAMERICAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	First Half
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$115.5	$98.6
Loss from discontinued operations	-	2.1

Income from continuing operations	115.5	100.7
Adjustments to reconcile to net cash provided by operating activities of continuing operations:
Depreciation and amortization	104.5	97.9
Deferred income taxes	4.7	0.9
Special charges	0.6	2.8
Cash outlays related to special charges	(0.9)	(11.2)
Equity in net loss of nonconsolidated companies	0.6	-
Excess tax benefits from share-based payment arrangements	(0.9)	(3.0)
Gain on sale of non-core property	-	(10.2)
Marketable securities impairment	-	4.0
Minority interest	5.7	(0.4)
Other	12.1	11.1
Changes in assets and liabilities:
Increase in receivables	(103.7)	(85.5)
Increase in inventories	(33.8)	(31.9)
Increase in payables	29.7	52.8
Net change in other assets and liabilities	(22.2)	30.0

Net cash provided by operating activities of continuing operations	111.9	158.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(103.3)	(109.4)
Proceeds from sales of property	3.4	23.5
Franchises and companies acquired	(1.0)	-

Net cash used in investing activities	(100.9)	(85.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings of short-term debt	146.2	46.4
Repayment of long-term debt	(47.5)	(11.6)
Treasury stock purchases	(105.2)	(59.4)
Excess tax benefits from share-based payment arrangements	0.9	3.0
Contribution from joint venture minority shareholder	26.0	-
Issuance of common stock	2.1	17.6
Cash dividends	(34.6)	(32.2)

Net cash used in financing activities	(12.1)	(36.2)

Net operating cash flows used in discontinued operations	(6.0)	(4.3)
Effects of exchange rate changes on cash and cash equivalents	7.8	(1.2)

Change in cash and cash equivalents	0.7	30.4
Cash and cash equivalents at beginning of fiscal year	189.7	93.1

Cash and cash equivalents at end of second quarter	$190.4	$123.5

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
     Fiscal Year. Our United States (“U.S.”) operations and our Caribbean operations end their fiscal years, consisting of 52 or 53 weeks, on the Saturday closest to December 31st. Our Central and Eastern European (“CEE”) operations’ fiscal year ends on December 31st. Our second quarter and first half of 2008 and 2007 were based on the thirteen and twenty-six weeks that ended June 28, 2008 and June 30, 2007, respectively. Due to the timing of the receipt of available financial information, certain operations are reported on a one-month or one-quarter lag basis.
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
     The following options and restricted stock awards were not included in the computation of diluted earnings per share because they were antidilutive:

	Second Quarter		First Half
	2008	2007	2008	2007
Shares under nonvested restricted stock awards	-	-	-	953,111
Weighted-average grant date fair value per share	$-	$-	$-	$22.11
     Reclassifications. Certain amounts in the prior period Condensed Consolidated Financial Statements have been reclassified to conform to the current year presentation.
     Recently Adopted Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” to provide enhanced guidance when using fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other pronouncements require or permit assets or liabilities to be measured by fair value. SFAS No. 157 was effective at the beginning of fiscal year 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP 157-2”), “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, we have only adopted the provisions of SFAS No. 157 with respect to our financial assets and financial liabilities that are measured at fair value as of the beginning of fiscal year 2008. The provisions of SFAS No. 157 have not been applied to nonfinancial assets and nonfinancial liabilities. The major categories of nonfinancial assets and nonfinancial liabilities that are measured at fair value, for which we have not applied the provisions of SFAS No. 157, are as follows: reporting units measured at fair value in the first step of a goodwill impairment test, long-lived assets measured at fair value for an impairment assessment, and assets and liabilities acquired as part of a purchase business combination. See Note 11 below for additional information, including the effects of adoption on our Condensed Consolidated Balance Sheet.

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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51,” to establish accounting and reporting standards for noncontrolling interests, sometimes called minority interest. SFAS No. 160 requires that the parent report noncontrolling interests in the equity section of the balance sheet but separate from the parent’s equity. SFAS No. 160 also requires clear presentation of net income attributable to the parent and the noncontrolling interest on the face of the income statement. All changes in the parent’s ownership interest in the subsidiary must be accounted for consistently. Deconsolidation of the subsidiary requires the recognition of a gain or loss using the fair value of the noncontrolling equity investment rather than the carrying value. SFAS No. 160 becomes effective at the beginning of fiscal year 2009. We are currently evaluating the impact SFAS No. 160 will have on our Condensed Consolidated Financial Statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 requires that entities provide disclosure regarding how and when an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 becomes effective at the beginning of fiscal year 2009. We are currently evaluating the impact SFAS No. 161 will have on our Condensed Consolidated Financial Statements.
2. Special Charges
     In the second quarter of 2008 and 2007, we recorded special charges of $0.1 and $1.4 million, respectively, in the U.S. related to severance and relocation costs associated with our strategic realignment to further strengthen our customer focused go-to-market strategy. We recorded special charges of $0.6 and $2.6 million in the U.S., respectively, in the first half of 2008 and 2007. Additionally, in the first half of 2007 we recorded special charges of $0.2 million in CEE primarily for severance, related benefits and relocation costs.

     The following table summarizes the activity associated with the special charges included in “Other current liabilities” (in millions):

2008 Charges
Balance at end of fiscal year 2007	$1.1
Special charges	0.6
Application of special charges	(0.9)

Balance at end of the first half of 2008	$0.8

     The total accrued liabilities remaining at the end of the first half of 2008 were comprised of severance payments, lease terminations and other costs. We expect the remaining special charge liability of $0.8 million to be paid using cash from operations during the next twelve months; accordingly, such amounts are classified as “Other current liabilities” in the Condensed Consolidated Balance Sheet.
3. Interest Expense, Net
     Interest expense, net was comprised of the following (in millions):

	Second Quarter		First Half
	2008	2007	2008	2007
Interest expense	$29.4	$26.8	$60.0	$53.0
Interest income	(0.9)	(0.7)	(1.9)	(1.2)

Interest expense, net	$28.5	$26.1	$58.1	$51.8

4. Income Taxes
     The effective income tax rate, which is income tax expense expressed as a percentage of income from continuing operations before income taxes, minority interest and equity in net loss of nonconsolidated companies, was 31.4 percent for the first half of 2008, compared to 35.1 percent in the first half of 2007. The lower tax rate was due to favorable country mix of earnings and the associated lower in-country tax rate, as well as a favorable adjustment recorded after the filing of the 2007 Romania income tax return.
     During the first half of 2008 our gross unrecognized tax benefits increased by $2.6 million. The impact to our effective tax rate consisted of $1.2 million net unrecognized tax benefits and $1.4 million of gross interest related to unrecognized tax benefits for the first half of 2008.
     During the next 12 months it is reasonably possible that a reduction of gross unrecognized tax benefits will occur in a range of $4 million to $6 million as a result of the resolution of positions taken on previously filed returns.
     We are subject to U.S. federal income tax, state income tax in multiple state tax jurisdictions, and foreign income tax in our CEE and Caribbean tax jurisdictions. We have concluded all U.S. federal income tax examinations for tax years up to and including 2004. The following table summarizes the years that are subject to examination for each primary jurisdiction as of the end of the first half of 2008:

Jurisdiction	Subject to Examination
Federal (U.S.)	2005-2007
Illinois	1999-2007
Indiana	2004-2007
Iowa	2004-2007
Romania	2003-2007
Poland	2002-2007
Czech Republic	2004-2007
Ukraine	2005-2007

5. Comprehensive Income
     Comprehensive income was as follows (in millions):

	Second Quarter		First Half
	2008	2007	2008	2007
Net income	$90.8	$78.0	$115.5	$98.6
Foreign currency translation adjustment	60.7	14.7	84.0	16.9
Unrealized (losses) gains on investments	(0.2)	0.4	(0.3)	-
Unrealized (losses) gains on derivatives	(0.1)	-	-	0.4
Amortization of unrecognized pension and postretirement benefit cost	-	-	0.1	-

Comprehensive income	$151.2	$93.1	$199.3	$115.9

     Unrealized (losses) gains on investments are shown net of income tax benefit of $0.1 million and net of income tax expense of $0.2 million in the second quarter of 2008 and 2007, respectively, and net of income tax benefit of $0.2 million in the first half of 2008. The income tax benefit was not material to the unrealized (losses) gains on derivatives in the second quarter of 2008. Unrealized (losses) gains on derivatives are shown net of income tax expense of $0.2 million in the first half of 2007. Unrecognized pension and postretirement cost are shown net of tax expense of $0.1 million in the first half of 2008.
6. Acquisitions
     In the third quarter of 2007, a joint venture formed by PepsiAmericas and PepsiCo, Inc. (“PepsiCo”) acquired an 80 percent interest in Sandora LLC (“Sandora”). Sandora manufactures and distributes a variety of juice brands and is the market leader in the high growth juice category in Ukraine. In the fourth quarter of 2007, the joint venture acquired the remaining 20 percent interest in Sandora. Under the terms of the joint venture agreement, we hold a 60 percent interest and PepsiCo holds a 40 percent interest in the joint venture. The joint venture financial statements have been consolidated in our Condensed Consolidated Financial Statements, and PepsiCo’s equity was recorded as minority interest. The preliminary purchase price of $679.4 million increased to $680.4 million due to final payments of acquisition costs in the first half of 2008. The total purchase price of $680.4 million was net of cash received of $3.0 million. Of the total purchase price, our interest was $408.2 million. Additionally, we acquired $72.5 million of debt as part of the acquisition.
     The following information summarizes the allocation of the final purchase price of the Sandora acquisition (in millions):

Goodwill	$430.6
Trademark and tradenames	116.0
Customer relationships and lists	48.2
Net assets assumed, net of cash acquired	142.5
Deferred tax liabilities	(56.9)

Total	$680.4

7. Goodwill and Intangible Assets
     The changes in the carrying amount of goodwill by geographic segment for the first half of 2008 were as follows (in millions):

	U.S.	CEE	Caribbean	Total
Balance at end of fiscal year 2007	$1,824.1	$592.8	$15.8	$2,432.7
Purchase accounting adjustments	-	(63.1)	-	(63.1)
Foreign currency translation adjustment	-	23.6	(0.1)	23.5

Balance at end of the first half of 2008	$1,824.1	$553.3	$15.7	$2,393.1

     Intangible asset balances as of the end of the first half of 2008 and end of fiscal year 2007 were as follows (in millions):

	End of First	End of Fiscal
	Half 2008	Year 2007
Intangible assets subject to amortization:
Gross carrying amount
Trademarks and tradenames	$-	$109.0
Customer relationships and lists	74.9	56.2
Franchise and distribution agreements	3.3	3.3
Other	2.9	2.9

Total	$81.1	$171.4

Accumulated amortization
Trademarks and tradenames	$-	$(1.2)
Customer relationships and lists	(10.8)	(6.3)
Franchise and distribution agreements	(1.1)	(1.1)
Other	(0.9)	(0.8)

Total	$(12.8)	$(9.4)

Intangible assets subject to amortization, net	$68.3	$162.0
Intangible assets not subject to amortization:
Franchise and distribution agreements	384.8	383.6
Trademarks and tradenames	120.7	-

Total intangible assets, net	$573.8	$545.6

     Sandora was acquired in fiscal year 2007 by a joint venture in which we hold a 60 percent interest. The process of valuing the assets, liabilities and intangibles acquired in connection with the Sandora acquisition was completed in the second quarter of 2008 and resulted in an allocation of $430.6 million to goodwill, $116.0 million to trademarks and tradenames and $48.2 million to customer relationships and lists in CEE. Preliminarily, we amortized trademarks and tradenames over 20 to 30 years and the customer relationships and lists over 3 to 10 years. After our final valuation of the assets, liabilities and intangibles, we assigned an indefinite life to the trademarks and tradenames and a useful life of 7 to 10 years for the customer relationships and lists.
     Total amortization expense in the second quarter of 2008 was not material to the Condensed Consolidated Statement of Income, because results for the second quarter of 2008 included a cumulative benefit of $2.3 million to amortization expense related to the final Sandora valuation. Total amortization expense in the second quarter of 2007 was $2.1 million. Total amortization expense was $3.1 million and $2.4 million in the first half of 2008 and 2007, respectively.
8. Receivables
     Receivables, net of allowance, as of the end of the first half of 2008 and fiscal year 2007 were as follows (in millions):

	End of First	End of Fiscal
	Half 2008	Year 2007
Trade receivables, net of securitization	$388.1	$290.6
Funding and rebates, net	63.1	42.3
Other receivables	11.9	12.4
Allowance for doubtful accounts	(14.8)	(14.7)

Receivables, net of allowance	$448.3	$330.6

9. Payables
     Payables balances as of the end of the first half of 2008 and fiscal year 2007 were as follows (in millions):

	End of First	End of Fiscal
	Half 2008	Year 2007
Trade payables	$226.2	$189.4
Dividends payable	16.8	16.6
Income tax and other payables	26.0	18.0

Payables	$269.0	$224.0

10. Financial Instruments
     We use derivative financial instruments to reduce our exposure to fluctuations in commodity prices, foreign currency exchange rates and interest rates. These financial instruments are “over-the-counter” instruments and generally were designated at their inception as hedges of underlying exposures. We do not use derivative financial instruments for speculative or trading purposes.
     Cash Flow Hedges. In anticipation of long-term debt issuances, we entered into treasury rate lock instruments and a forward starting swap agreement. We accounted for these treasury rate lock instruments and the forward starting swap agreement as cash flow hedges, as each hedged the variability of interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt. These treasury rate locks and the forward starting swap agreement were considered highly effective in eliminating the variability of cash flows associated with the forecasted debt issuance.
     In anticipation of forecasted purchases of raw materials denominated in foreign currency, we entered into foreign currency swap instruments. We accounted for these swaps as cash flow hedges, as these instruments hedged the variability of payments of raw materials attributable to changes in foreign currency exchange rates. These foreign currency swap instruments were considered highly effective in eliminating the variability of cash flows associated with the forecasted purchase of raw materials.
     The following table summarizes the net derivative losses deferred into “Accumulated other comprehensive income” and reclassified to income in the first half of 2008 and 2007 (in millions):

	First Half
	2008	2007
Balance at beginning of fiscal year	$(2.7)	$(3.3)
Deferral of net derivative losses in accumulated other comprehensive income	-	(0.2)
Reclassification of net derivative losses to income	0.1	0.6

Balance at end of the first half	$(2.6)	$(2.9)

     Fair Value Hedges. Periodically, we enter into interest rate swap contracts to convert a portion of our fixed rate debt to floating rate debt, with the objective of reducing overall borrowing costs. We account for these swaps as fair value hedges, since they hedge against the change in fair value of fixed rate debt resulting from fluctuations in interest rates. In fiscal year 2004, we terminated all outstanding interest rate swap contracts and received $14.4 million for the fair value of the interest rate swap contracts. Amounts included in the cumulative fair value adjustment to long-term debt will be reclassified into earnings commensurate with the recognition of the related interest expense. At the end of the first half of 2008 and the end of fiscal year 2007, the cumulative fair value adjustments to long-term debt were $2.3 million and $3.6 million, respectively.
11. Fair Value Measurements
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
     Level 3 - Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.
     The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of the end of the first half of 2008 (in millions):

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	End of	Identical	Observable	Unobservable
	First Half	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Available-for-sale equity securities	$1.1	$1.1	$-	$-
Deferred compensation plan assets	4.4	4.4	-	-

Total assets	$5.5	$5.5	$-	$-

Deferred compensation plan liabilities	$39.7	$-	$39.7	$-
Hedge liabilities	0.1	-	0.1	-

Total liabilities	$39.8	$-	$39.8	$-

     Available-For-Sale Equity Securities. At the end of the first half of 2008, our available-for-sale equity securities consisted of common stock of Northfield Laboratories, Inc. Our available-for-sale equity securities are valued using quoted market prices multiplied by the number of shares owned.
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

     Derivative Liabilities. We calculate derivative assets and liability amounts using a variety of valuation techniques, depending on the specific characteristics of the hedging instrument. The fair value of our forward exchange contracts is primarily based on observable forward foreign exchange rates.
12. Pension and Other Postretirement Benefit Plans
     Net periodic pension and other postretirement benefit costs for the second quarter and first half of 2008 and 2007 included the following components (in millions):

	Second Quarter
	Pension		Other Postretirement
	Benefit Costs		Benefit Costs
	2008	2007	2008	2007
Service cost	$0.8	$0.8	$-	$-
Interest cost	2.8	2.7	0.2	0.3
Expected return on plan assets	(3.8)	(3.7)	-	-
Amortization of prior service cost	0.1	-	-	-
Amortization of net loss (gain)	0.5	0.7	(0.2)	(0.1)

Net periodic pension cost	$0.4	$0.5	$-	$0.2

	First Half
	Pension		Other Postretirement
	Benefit Costs		Benefit Costs
	2008	2007	2008	2007
Service cost	$1.6	$1.6	$-	$-
Interest cost	5.6	5.3	0.5	0.6
Expected return on plan assets	(7.6)	(7.4)	-	-
Amortization of prior service cost	0.1	0.1	-	-
Amortization of net loss (gain)	1.0	1.4	(0.4)	(0.2)

Net periodic pension cost	$0.7	$1.0	$0.1	$0.4

     We previously disclosed in our consolidated financial statements for fiscal year 2007 that we expect to make the minimum contribution to the plans in fiscal year 2008. As of the end of the first half of 2008, we have not made any contributions to the plans; however, we expect the minimum contribution will be made during the remainder of fiscal year 2008. We will continue to evaluate the plans’ funding requirements throughout the balance of fiscal year 2008, and we will fund to levels deemed necessary for the plans.
13. Share-Based Compensation
     In February 2008, we granted 960,973 restricted shares at a weighted-average fair value of $26.30 on the date of grant to key members of U.S. and Caribbean management and members of our Board of Directors under our 2000 Stock Incentive Plan (the “Plan”). We recognized compensation expense of $5.3 million and $4.5 million in the second quarter of 2008 and 2007, respectively, and $10.5 million and $9.0 million in the first half of 2008 and 2007, respectively, related to unvested restricted share grants. At the end of the first half of 2008, there were 2,657,043 unvested restricted shares outstanding.
     In February 2008, we granted 149,574 restricted stock units at a weighted average value of $26.30 on the date of grant to key members of our CEE management team under the Plan. Restricted stock units are considered liability awards whose fair value is remeasured at each reporting date until settlement. As such, compensation expense associated with restricted stock units is subject to variability based on changes in the fair value of PepsiAmericas’ underlying stock price. Compensation expense in the second quarter of 2008 was immaterial to our Condensed Consolidated Statement of Income. Due to a decline in the stock price during the first half of 2008 we recognized a benefit to compensation expense of $0.8 million, related to unvested restricted stock unit grants. We recognized compensation expense of $0.7 million in the second quarter of 2007 and $1.1 million during the first half of 2007 related to unvested restricted stock unit grants. At the end of the first half of 2008, there were 280,303 unvested restricted stock units outstanding.

14. Supplemental Cash Flow Information
     Net cash provided by operating activities reflected cash payments and receipts for interest and income taxes as follows (in millions):

	First Half
	2008	2007
Interest paid	$60.9	$53.1
Interest received	1.9	1.1
Income taxes paid, net of refunds	0.2	40.5
15. Environmental and Other Commitments and Contingencies
     Current Operations. We maintain compliance with federal, state and local laws and regulations relating to materials used in production and to the discharge of wastes, and other laws and regulations relating to the protection of the environment. The capital costs of such management and compliance, including the modification of existing plants and the installation of new manufacturing processes, are not material to our continuing operations.
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
     At the end of first half of 2008, we had $28.0 million accrued to cover potential indemnification obligations, compared to $40.2 million recorded at the end of fiscal year 2007. This indemnification obligation includes costs associated with approximately 15 sites in various stages of remediation or negotiations. At the present time, the most significant remaining indemnification obligation is associated with the Willits site, as discussed below, while no other single site has significant estimated remaining costs associated with it. Of the total amount accrued, $19.1 million at the end of the first half of 2008 and $19.5 million at the end of fiscal year 2007 were classified as a current liability. The amounts exclude possible insurance recoveries and are determined on an undiscounted cash flow basis. The estimated indemnification liabilities include expenses for the investigation and remediation of identified sites, payments to third parties for claims and expenses (including product liability and toxic tort claims), administrative expenses, and the expenses of on-going evaluations and litigation. We expect a significant portion of the accrued liabilities will be spent during the next five years.

     Included in our indemnification obligations is financial exposure related to certain remedial actions required at a facility that manufactured hydraulic and related equipment in Willits, California. Various chemicals and metals contaminate this site. A final consent decree was issued in August 1997 and amended in December 2000 in the case of the People of the State of California and the City of Willits, California v. Remco Hydraulics, Inc. The final consent decree established a trust (the “Willits Trust”) which is obligated to investigate and clean up this site. We are currently funding the Willits Trust and the investigation and interim remediation costs on a year-to-year basis as required in the final amended consent decree. We have accrued $10.7 million at the end of the first half of 2008 for future remediation and trust administration costs, with the majority of this amount to be spent over the next several years.
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
     Essentially all of the assets of the Trust were expended by the Trust in connection with the purchase of the insurance coverage, the Finite Funding and related expenses. These actions were taken to fund remediation and related costs associated with the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries and to protect against additional future costs in excess of our self-insured retention. The original amount of self-insured retention (the amount we must pay before the insurance carrier is obligated to begin payments) was $114.0 million, of which $54.5 million has been eroded, leaving a remaining self-insured retention of $59.5 million at the end of the first half of 2008. The estimated range of aggregate exposure related only to the remediation costs of such environmental liabilities is approximately $15 million to $35 million. We had accrued $17.3 million at the end of the first half of 2008 for remediation costs, which is our best estimate of the contingent liabilities related to these environmental matters. The Finite Funding may be used to pay a portion of the $17.3 million and thus reduces our future cash obligations. Amounts recorded in our Condensed Consolidated Balance Sheets related to Finite Funding were $10.6 million at the end of the first half of 2008 and $11.5 million at the end of fiscal year 2007 and are recorded in “Other assets,” net of $4.7 million recorded in “Other current assets” at the end of each respective period.
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

     Discontinued Operations-Product Liability and Toxic Tort Claims. We also have certain indemnification obligations related to product liability and toxic tort claims that might emanate out of the 1988 agreement with Pneumo Abex. Other companies not owned by or associated with us also are responsible to Pneumo Abex for the financial burden of all asbestos product liability claims filed against Pneumo Abex after a certain date in 1998, except for certain claims indemnified by us. The sites and product liability and toxic tort claims included in the aggregate accrued liabilities we have recorded are described more fully in our Annual Report on Form 10-K for the fiscal year 2007. No significant changes in the status of those sites or claims occurred except as noted in Part II, Item 1 of this Quarterly Report on Form 10-Q, and we were not notified of any significant new sites during the first half of 2008.
16. Segment Reporting
     We operate in one industry located in three geographic segments — U.S., CEE and the Caribbean. We operate in 19 states in the U.S. Internationally, we operate in Ukraine, Poland, Romania, Hungary, the Czech Republic, Slovakia, Puerto Rico, Jamaica, the Bahamas, and Trinidad and Tobago. We have distribution rights in Moldova, Estonia, Latvia, and Lithuania, which are recorded in the CEE geographic segment and Barbados, which is recorded in the Caribbean geographic segment. Through our Sandora investment, we sell Sandora-branded products to third party distributors in Belarus, Azerbaijan, Russia and other countries in Eastern Europe and Central Asia, which are recorded in the CEE geographic segment.
     The following tables present net sales and operating income of our geographic segments for the second quarter and first half of 2008 and 2007 (in millions):

	Second Quarter
	Net Sales		Operating Income
	2008	2007	2008	2007
U.S.	$917.2	$929.9	$112.6	$113.8
CEE	359.0	207.0	51.7	29.6
Caribbean	64.6	62.0	1.2	0.8

Total	$1,340.8	$1,198.9	$165.5	$144.2

	First Half
	Net Sales		Operating Income (Loss)
	2008	2007	2008	2007
U.S.	$1,698.0	$1,694.8	$170.0	$174.2
CEE	622.0	350.0	66.6	30.6
Caribbean	119.5	114.3	(0.8)	(1.2)

Total	$2,439.5	$2,159.1	$235.8	$203.6

17. Related Party Transactions
     We are a licensed producer and distributor of Pepsi branded products in the U.S., CEE and the Caribbean. We operate under exclusive franchise agreements with soft drink concentrate producers, including “master” bottling and fountain syrup agreements with PepsiCo for the manufacture, packaging, sale and distribution of Pepsi branded products. The franchise agreements contain operating and marketing commitments and conditions for termination. As of the end of first half of 2008, PepsiCo beneficially owned approximately 44 percent of PepsiAmericas’ outstanding common stock.

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

RESULTS OF OPERATIONS
BUSINESS OVERVIEW
     PepsiAmericas manufactures, distributes, and markets a broad portfolio of beverage products in the U.S., Central and Eastern Europe (“CEE”) and the Caribbean. We sell a variety of brands that we bottle under franchise agreements with various brand owners, the majority with PepsiCo or PepsiCo joint ventures. In some territories, we manufacture, package, sell and distribute products under brands licensed by companies other than PepsiCo, and in some territories we distribute our own brands, such as Toma brands in CEE and the Caribbean and Sandora brands in Ukraine. We serve a significant portion of a 19 state region in the U.S., primarily in the Midwest. Internationally we serve Central and Eastern European and Caribbean markets, including Ukraine, Poland, Romania, Hungary, the Czech Republic, Slovakia, Puerto Rico, Jamaica, the Bahamas, and Trinidad and Tobago. We have distribution rights and distribute in Moldova, Estonia, Latvia, Lithuania and Barbados. In addition, through our Sandora investment, we sell Sandora-branded products to third-party distributors in Belarus, Azerbaijan, Russia and other countries in Eastern Europe and Central Asia. We also have a 20 percent equity investment in Agrima JSC (“Agrima”), which gives us a market presence in Bulgaria. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and accompanying Notes in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 29, 2007.
     In the discussion of our results of operations below, the number of bottle and can cases sold is referred to as volume. Constant territory refers to the results of operations excluding the non-comparable territories year-over-year. For second quarter and first half of 2008 comparisons, this excluded the operating results of Sandora, as we fully consolidated Sandora operating results starting in September 2007. Net pricing is net sales divided by the number of cases and gallons sold for our core businesses, which include bottles and cans (including bottle and can volume from vending equipment sales), as well as foodservice. Changes in net pricing include the impact of sales price (or rate) changes, as well as the impact of foreign currency translation and brand, package and geographic mix. Net pricing and reported volume amounts exclude contract, commissary, and vending (other than bottles and cans) transactions. Contract sales represent sales of manufactured product to other franchise bottlers and typically decline as excess manufacturing capacity is utilized. Cost of goods sold per unit is the cost of goods sold for our core businesses divided by the related number of cases and gallons sold. Volume, net pricing and cost of goods sold per unit also exclude activity associated with beer and snack food products.
Financial Results
     Net income in the second quarter of 2008 was $90.8 million, or $0.72 per diluted common share, compared to net income of $78.0 million, or $0.61 per diluted common share, in the second quarter of 2007. Net income in the first half of 2008 was $115.5 million, or $0.90 per diluted common share, compared to net income of $98.6 million or $0.77 per diluted common share, in the first half of 2007. The increase in diluted earnings per share in the second quarter and first half of 2008 resulted primarily from foreign currency translation, a lower effective tax rate and the acquisition of Sandora. Prior period results included a gain on the sale of non-core property, partly offset by the marketable securities impairment and special charges, which had a net positive impact of $0.03 and $0.02 per diluted common share in the second quarter and first half of 2007, respectively. The second quarter and first half of 2007 results also included a loss from discontinued operations, which had a negative impact of $0.02 per diluted common share in each respective period.
     In the second quarter and first half of 2008, worldwide volume grew 8.4 percent and 10.3 percent, respectively, due to acquisitions and international growth. Net pricing on a worldwide basis increased 4.2 percent and 3.6 percent for the second quarter and first half of 2008, respectively. The increases in net pricing were partly offset by cost of goods sold per unit increases of 5.7 percent in both periods, which were caused by higher ingredient costs partly offset by the impact of acquisitions.

2008 Outlook
     Our financial outlook for fiscal year 2008 is estimated in the following table, which includes the impact of acquisitions unless noted as constant territory:

Impact of 53rd
	Reported (53 weeks)	week and special	Adjusted comparisons (52
	2008 vs. 2007	charges	weeks) 2008 vs. 2007
Worldwide net sales	+14 to 15 percent	1 percent	+13 to 14 percent
Cost of goods sold per unit	+ 6 to 7 percent	--	+ 6 to 7 percent
Worldwide SD&A expenses	+11 percent	1 percent	+10 percent
Operating income	+13 to 14 percent	1 percent	+12 to 13 percent
Interest expense	$117 million	$2 million	$115 million
Effective tax rate	Low end of 32 to 33 percent range	--	Low end of 32 to 33 percent range
53rd week EPS impact		$0.01
Special charges impact		($0.01)
Estimated 2008 EPS	$1.92 to $1.96		$1.92 to $1.96
     This outlook includes an expected 7 to 8 percentage point contribution to net sales and a 4 percentage point increase to SD&A expense from acquisitions. Additionally, we estimate capital spending to be approximately $270 million.
Seasonality
     Our business is seasonal with the second and third quarters generating higher sales volumes than the first and fourth quarters. Accordingly, the operating results of any individual quarter may not be indicative of a full year’s operating results.
Items Impacting Comparability
Acquisitions
     We formed a joint venture with PepsiCo to acquire an interest in Sandora, the leading juice company in Ukraine. Under the terms of the joint venture agreement, we hold a 60 percent interest and PepsiCo holds a 40 percent interest. In August 2007, the joint venture acquired 80 percent of Sandora. In November 2007, the joint venture completed the acquisition of the remaining 20 percent interest. Beginning in September 2007, we fully consolidated the results of operations of the joint venture and report minority interest in our Condensed Consolidated Financial Statements. Due to the timing of the receipt of available financial information, we record results on a one-month lag basis.
     In the third quarter of 2007, we purchased a 20 percent interest in a joint venture that owns Agrima. Agrima produces, sells and distributes PepsiCo products and other beverages throughout Bulgaria. We record equity in net loss of nonconsolidated companies in our Condensed Consolidated Financial Statements. Due to the timing of the receipt of available financial information, we record results on a one-quarter lag basis.
Special Charges
     In the second quarter of 2008 and 2007, we recorded special charges of $0.1 and $1.4 million, respectively, in the U.S. related to severance and relocation costs associated with our strategic realignment to further strengthen our customer focused go-to-market strategy. We recorded special charges of $0.6 and $2.6 million in the U.S. in the first half of 2008 and 2007, respectively. Additionally, in the first half of 2007 we recorded special charges of $0.2 million in CEE primarily for severance, related benefits and relocation costs.

RESULTS OF OPERATIONS
2008 SECOND QUARTER COMPARED WITH 2007 SECOND QUARTER
     The following is a discussion of our results of operations for the second quarter of 2008 compared to the second quarter of 2007.
Volume
     Sales volume growth (decline) for the second quarter of 2008 and 2007 was as follows:

	2008	2007
U.S.	(5.4%)	(3.3%)
CEE	51.7%	56.3%
Caribbean	1.3%	(4.1%)
Worldwide	8.4%	6.2%

	2008 compared to 2007
Volume Change	U.S.	CEE	Caribbean	Worldwide
Constant territory volume	(5.4%)	1.0%	1.3%	(3.6%)
Acquisitions	--	50.7%	--	12.0%

Change in volume	(5.4%)	51.7%	1.3%	8.4%

     In the second quarter of 2008, worldwide volume increased 8.4 percent. The increase in worldwide volume was primarily due to the incremental impact of acquisitions and constant territory growth in CEE, partly offset by volume declines in the U.S. Worldwide constant territory volume declined 3.6 percent compared to the prior year second quarter.
     Volume in the U.S declined 5.4 percent in the second quarter of 2008 compared to the second quarter of 2007 due, in part, to an estimated 1 percent decrease from the shift of the Easter holiday into the first quarter of 2008, a 1 percent decline from continued softness in lower margin Aquafina take home packages, a 1 percent decline in the tea category, and a 1 percent decrease from the foodservice channel, including full service vending. The carbonated soft drink volume declined 4 percent compared to the second quarter of 2007. The non-carbonated beverage category declined 9 percent due to the decrease in Aquafina volume and the decrease in the tea category. Single-serve volume declined 2 percent but improved from the prior quarter’s trend due to innovation and marketplace execution.
     Volume in CEE increased 51.7 percent in the second quarter of 2008 compared to the second quarter of 2007. The increase was primarily due to the Sandora acquisition, which contributed 50.7 percentage points of the increase. The remaining growth in CEE was led by double-digit growth in Romania and modest growth in Poland, partly offset by lower volume in Hungary. The double-digit increase in Romania was mostly due to volume growth in carbonated soft drinks and improved market share. In the second quarter of 2008, weather conditions negatively impacted volume growth in CEE.
     Volume in the Caribbean increased 1.3 percent in the second quarter of 2008 compared to the same period last year, which was driven mainly by Puerto Rico.
Net Sales
     Net sales and net pricing statistics for the second quarter of 2008 and 2007 were as follows (dollar amounts in millions):

Net Sales	2008	2007	Change
U.S.	$917.2	$929.9	(1.4%)
CEE	359.0	207.0	73.4%
Caribbean	64.6	62.0	4.2%

Worldwide	$1,340.8	$1,198.9	11.8%

	2008 compared to 2007
Net Sales Change	U.S.	CEE	Caribbean	Worldwide
Volume impact*	(4.7%)	0.9%	1.1%	(3.1%)
Net price per case, excluding impact of currency translation	3.7%	5.3%	6.2%	3.7%
Currency translation	--	20.4%	(2.5%)	3.4%
Acquisitions	--	50.0%	--	8.6%
Non-core	(0.4%)	(3.2%)	(0.6%)	(0.8%)

Change in net sales	(1.4%)	73.4%	4.2%	11.8%

*   The amounts in this table represent the dollar impact on net sales due to changes in volume and are not intended to equal the absolute change in volume.

Net Pricing Growth**	2008	2007
U.S.	3.7%	7.3%
CEE	18.6%	19.5%
Caribbean	3.7%	5.1%
Worldwide	4.2%	6.0%
**   Includes the impact from acquisitions and currency translation on core net sales.
     Net sales increased $141.9 million, or 11.8 percent, to $1,340.8 million in the second quarter of 2008 compared to $1,198.9 million in the second quarter of 2007. The increase was mainly attributable to acquisitions, increases in net pricing in all geographies and the favorable impact of foreign currency translation.
     Net sales in the U.S. for the second quarter of 2008 decreased $12.7 million, or 1.4 percent, to $917.2 million from $929.9 million in the prior year second quarter. The decrease in net sales mainly reflected a decline in volume, partly offset by 3.7 percent growth in net pricing driven by rate increases. Package mix also positively contributed to net pricing due to growth in the non-carbonated beverage category.
     Net sales in CEE for the second quarter of 2008 increased $152.0 million, or 73.4 percent, to $359.0 million from $207.0 million in the second quarter of 2007. The increase was primarily due to acquisitions, which contributed 50.0 percentage points of the increase. Foreign currency translation contributed 20.4 percentage points to the increase in net sales, partly offset by a 3.2 percent decline in non-core sales. The remaining increase in net sales was due to an increase in net pricing of 5.3 percent on a local currency basis.
     Net sales in the Caribbean increased $2.6 million, or 4.2 percent in the second quarter of 2008 to $64.6 million from $62.0 million in the prior year second quarter. The increase was a result of an increase in net pricing of 3.7 percent and volume growth.
Cost of Goods Sold
     Cost of goods sold and cost of goods sold per unit statistics for the second quarter of 2008 and 2007 were as follows (dollar amounts in millions):

Cost of Goods Sold	2008	2007	Change
U.S.	$533.3	$541.1	(1.4%)
CEE	212.4	114.9	84.9%
Caribbean	48.3	45.8	5.5%

Worldwide	$794.0	$701.8	13.1%

	2008 compared to 2007
Cost of Goods Sold Change	U.S.	CEE	Caribbean	Worldwide
Volume impact*	(4.5%)	0.8%	1.1%	(3.0%)
Cost per case, excluding impact of currency translation	3.4%	9.3%	6.3%	4.4%
Currency translation	--	15.6%	(2.5%)	2.4%
Acquisitions	--	64.4%	--	10.5%
Non-core	(0.3%)	(5.2%)	0.6%	(1.2%)

Change in cost of goods sold	(1.4%)	84.9%	5.5%	13.1%

* The amounts in this table represent the dollar impact on cost of goods sold due to changes in volume and are not intended to equal the absolute change in volume.

Cost of Goods Sold per Unit Increase**	2008	2007
U.S.	3.4%	5.4%
CEE	28.8%	10.3%
Caribbean	3.8%	4.2%
Worldwide	5.7%	3.1%
** Includes the impact from acquisitions and currency translation on core cost of goods sold.
     Cost of goods sold increased $92.2 million, or 13.1 percent, to $794.0 million in the second quarter of 2008 from $701.8 million in the prior year second quarter. This increase was driven primarily by acquisitions, higher raw material costs and the negative impact of foreign currency translation. Cost of goods sold per unit increased 5.7 percent in the second quarter of 2008 compared to the same period in 2007.
     In the U.S., cost of goods sold decreased $7.8 million, or 1.4 percent, to $533.3 million in the second quarter of 2008 from $541.1 million in the prior year second quarter. The decrease in cost of goods sold was primarily due to a decline in volume. This was partly offset by a cost of goods sold per unit increase of 3.4 percent in the U.S., primarily due to increases in concentrate, sweetener and packaging costs and higher non-carbonated beverage mix related costs.
     In CEE, cost of goods sold increased $97.5 million, or 84.9 percent, to $212.4 million in the second quarter of 2008, compared to $114.9 million in the prior year second quarter. The increase was primarily due to acquisitions, which contributed 64.4 percentage points of the increase. Additionally, foreign currency translation contributed 15.6 percentage points to the increase in cost of goods sold. Cost of goods sold per unit increased 28.8 percent in the second quarter of 2008 compared to second quarter of 2007 due to higher raw material costs and product mix.
     In the Caribbean, cost of goods sold increased $2.5 million, or 5.5 percent, to $48.3 million in the second quarter of 2008, compared to $45.8 million in the second quarter of 2007. The increase was mainly driven by an increase in cost of goods sold per unit of 3.8 percent, attributable to increases in concentrate, sweetener and packaging costs.
Selling, Delivery and Administrative Expenses
     SD&A expenses and SD&A expense statistics for the second quarter of 2008 and 2007 were as follows (dollar amounts in millions):

SD&A Expenses	2008	2007	Change
U.S.	$271.2	$273.6	(0.9%)
CEE	94.9	62.5	51.8%
Caribbean	15.1	15.4	(1.9%)

Worldwide	$381.2	$351.5	8.4%

	2008 compared to 2007
SD&A Expense Change	U.S.	CEE	Caribbean	Worldwide
Cost impact, excluding impact of currency translation	(0.9%)	6.9%	0.2%	0.6%
Currency translation	--	21.6%	(2.1%)	3.7%
Acquisitions	--	23.3%	--	4.1%

Change in SD&A expense	(0.9%)	51.8%	(1.9%)	8.4%

SD&A Expenses as a Percent of Net Sales	2008	2007
U.S.	29.6%	29.4%
CEE	26.4%	30.2%
Caribbean	23.4%	24.8%
Worldwide	28.4%	29.3%
     In the second quarter of 2008, SD&A increased $29.7 million, or 8.4 percent, to $381.2 million from $351.5 million in the comparable period of the previous year. As a percentage of net sales, SD&A expenses decreased to 28.4 percent in the second quarter of 2008, compared to 29.3 percent in the prior year second quarter, caused by the impact of acquisitions and effective cost management.
     In the U.S., SD&A expenses decreased $2.4 million, or 0.9 percent, to $271.2 million in the second quarter of 2008, compared to $273.6 million in the prior year second quarter. SD&A expenses decreased in the second quarter of 2008 due to favorable compensation and benefit expenses and effective productivity management, partly offset by higher fuel costs.
     In CEE, SD&A expenses increased $32.4 million, or 51.8 percent, to $94.9 million in the second quarter of 2008 compared to $62.5 million in the prior year second quarter. Acquisitions contributed 23.3 percentage points of the increase and foreign currency translation contributed 21.6 percent. As a percentage of net sales, SD&A expenses improved to 26.4 percent compared to 30.2 percent in the second quarter of 2007, primarily due to lower overall operating costs for Sandora as compared to the other markets in CEE.
     In the Caribbean, SD&A expenses decreased $0.3 million, or 1.9 percent, to $15.1 million in the second quarter of 2008 from $15.4 million in the prior year second quarter. SD&A expenses as a percentage of net sales decreased to 23.4 percent in the second quarter of 2008 compared to 24.8 percent in the prior year second quarter reflecting effective cost management.
Special Charges
     In the second quarter of 2008 and 2007, we recorded special charges in the U.S. of $0.1 million and $1.4 million, respectively, related to severance and relocation costs that were associated with our strategic realignment to further strengthen our customer focused go-to-market strategy.
Operating Income
     Operating income for the second quarter of 2008 and 2007 was as follows (in millions):

	2008	2007	Change
U.S.	$112.6	$113.8	(1.1%)
CEE	51.7	29.6	74.7%
Caribbean	1.2	0.8	50.0%

Worldwide	$165.5	$144.2	14.8%

     Operating income increased $21.3 million, or 14.8 percent, to $165.5 million in the second quarter of 2008, compared to $144.2 million in the second quarter of 2007.
     Operating income in the U.S. decreased $1.2 million or 1.1 percent, to $112.6 million in the second quarter of 2008 from $113.8 million in the second quarter of 2007. The decrease was primarily due to lower volume, partly offset by increased net pricing, lower cost of goods sold and lower SD&A expenses.

     Operating income in CEE increased to $51.7 million in the second quarter of 2008, compared to $29.6 million in the prior year second quarter. This was mainly due to acquisitions with the remainder of the increase due to the beneficial impact of foreign currency translation.
     Operating income in the Caribbean was $1.2 million in the second quarter of 2008, compared to $0.8 million in the prior year second quarter. The increase reflected increased sales and effective cost management.
Interest Expense and Other Income
     Net interest expense increased $2.4 million in the second quarter of 2008 to $28.5 million, compared to $26.1 million in the second quarter of 2007. The increase was due to higher debt levels associated with our acquisitions during fiscal year 2007, partly offset by lower interest rates on floating rate debt.
     We recorded other income, net, of $1.1 million in the second quarter of 2008 compared to other income, net, of $4.3 million reported in the second quarter of 2007. Foreign currency transaction gains were $3.5 million in the second quarter of 2008 compared to $0.2 million in the prior year second quarter. The prior period results included a $10.2 million gain on the sale of non-core property and a $4.0 million other-than-temporary impairment loss related to a marketable security investment.
Income Taxes
     The effective income tax rate, which is income tax expense expressed as a percentage of income from continuing operations before income taxes, minority interest and equity in net loss of nonconsolidated companies was 30.6 percent for the second quarter of 2008, compared to 34.7 percent in the second quarter of 2007. The lower tax rate was due to favorable country mix of earnings and the associated lower in-country tax rates, as well as a favorable adjustment recorded after the filing of the 2007 Romania income tax return.
Minority Interest
     We fully consolidated the operating results of Sandora and the Bahamas in our Condensed Consolidated Statements of Income. Minority interest represented 40 percent of Sandora results we did not own in the second quarter of 2008 and 30 percent of the Bahamas results that we did not own in the second quarter of 2008 and 2007.
Equity in Net Loss of Nonconsolidated Companies
     In the third quarter of 2007, we purchased a 20 percent interest in a joint venture that owns Agrima. Equity in net loss of nonconsolidated companies was $0.2 million in the second quarter of 2008.
Loss on Discontinued Operations
     In the second quarter of 2007, we recorded a charge of $2.1 million, net of taxes, related to revised estimates for environmental remediation, legal and related administrative costs.
Net Income
     Net income increased $12.8 million to $90.8 million in the second quarter of 2008, compared to $78.0 million in the second quarter of 2007. The acquisition of Sandora had a positive impact on net income in the second quarter. The discussion of our operating results, included above, explains the remainder of the increase in net income.

RESULTS OF OPERATIONS
2008 FIRST HALF COMPARED WITH 2007 FIRST HALF
     The following is a discussion of our results of operations for the first half of 2008 compared to the first half of 2007.
Volume
     Sales volume growth (decline) for the first half of 2008 and 2007 was as follows:

	2008	2007
U.S.	(3.4%)	(1.6%)
CEE	55.9%	65.7%
Caribbean	2.9%	(5.2%)
Worldwide	10.3%	8.1%

	2008 compared to 2007
Volume Change	U.S.	CEE	Caribbean	Worldwide
Constant territory volume	(3.4%)	4.8%	2.9%	(1.2%)
Acquisitions	--	51.1%	--	11.5%

Change in volume	(3.4%)	55.9%	2.9%	10.3%

     In the first half of 2008, worldwide volume increased 10.3 percent compared to the prior year. The increase in worldwide volume was primarily due to the incremental impact of acquisitions and constant territory growth in CEE, partly offset by volume declines in the U.S.
     Volume in the U.S declined 3.4 percent in the first half of 2008 compared to the first half of 2007 due, in part, to a decline in carbonated soft drink volume of 3 percent. Single-serve volume declined 3 percent due mainly to softness in the foodservice and convenience and gas channels. Compared to the first half of 2007, the non-carbonated beverage category declined 5 percent, due to a 14 percent volume decline in Aquafina and a 9 percent decline in the tea category.
     Volume in CEE increased 55.9 percent in the first half of 2008 compared to the same period in 2007. The increase was primarily due to the Sandora acquisition, which contributed 51.1 percentage points of the increase. The remaining growth in CEE was led by double-digit growth in Romania and growth in Poland. The double-digit growth in Romania was mostly due to a 16 percent increase in carbonated soft drink volume and an 8 percent increase in the non-carbonated beverage category. In the second quarter of 2008, weather conditions negatively impacted volume growth in CEE.
     Volume in the Caribbean increased 2.9 percent in the first half of 2008 compared to the same period last year with the growth driven by Puerto Rico and Jamaica.
Net Sales
     Net sales and net pricing statistics for the first half of 2008 and 2007 were as follows (dollar amounts in millions):

Net Sales	2008	2007	Change
U.S.	$1,698.0	$1,694.8	0.2%
CEE	622.0	350.0	77.7%
Caribbean	119.5	114.3	4.5%

Worldwide	$2,439.5	$2,159.1	13.0%

	2008 compared to 2007
Net Sales Change	U.S.	CEE	Caribbean	Worldwide
Volume impact*	(2.9%)	4.3%	2.5%	(1.1%)
Net price per case, excluding impact of currency translation	3.4%	4.2%	4.5%	3.1%
Currency translation	--	19.1%	(2.0%)	3.0%
Acquisitions	--	52.4%	--	8.5%
Non-core	(0.3%)	(2.3%)	(0.5%)	(0.5%)

Change in net sales	0.2%	77.7%	4.5%	13.0%

*	The amounts in this table represent the dollar impact on net sales due to changes in volume and are not intended to equal the absolute change in volume.

Net Pricing Growth**	2008	2007
U.S.	3.4%	5.7%
CEE	18.0%	19.2%
Caribbean	2.6%	5.8%
Worldwide	3.6%	4.5%
**	Includes the impact from acquisitions and currency translation on core net sales.
     Net sales increased $280.4 million, or 13.0 percent, to $2,439.5 million in the first half of 2008 compared to $2,159.1 million in the first half of 2007. The increase was mainly attributable to acquisitions, worldwide increases in net pricing, the favorable impact of foreign currency translation and organic volume growth in our international operations.
     Net sales in the U.S. in the first half of 2008 increased $3.2 million, or 0.2 percent, to $1,698.0 million from $1,694.8 million in the first half of 2007. The increase in net sales was primarily due to a 3.4 percent increase in net pricing driven by rate increases and favorable product mix, partly offset by a volume decline.
     Net sales in CEE in the first half of 2008 increased $272.0 million, or 77.7 percent, to $622.0 million from $350.0 million in the first half of 2007. The increase was primarily due to acquisitions, which contributed 52.4 percentage points of the increase. Foreign currency translation contributed 19.1 percentage points to the increase in net sales. The remaining increase in net sales was due to volume growth, partly offset by a decline in non-core sales. Net pricing increased 4.2 percent on a local currency basis, driven by rate increases and favorable product mix.
     Net sales in the Caribbean increased $5.2 million, or 4.5 percent in the first half of 2008 to $119.5 million from $114.3 million in the first half of 2007. The increase was a result of volume growth and an increase in net pricing of 2.6 percent.
Cost of Goods Sold
     Cost of goods sold and cost of goods sold per unit statistics for the first half of 2008 and 2007 were as follows (dollar amounts in millions):

Cost of Goods Sold	2008	2007	Change
U.S.	$995.9	$989.5	0.6%
CEE	382.5	202.9	88.5%
Caribbean	90.5	85.4	6.0%

Worldwide	$1,468.9	$1,277.8	15.0%

	2008 compared to 2007
Cost of Goods Sold Change	U.S.	CEE	Caribbean	Worldwide
Volume impact*	(2.8%)	4.2%	2.5%	(1.0%)
Cost per case, excluding impact of currency translation	3.7%	6.3%	5.3%	3.9%
Currency translation	--	14.7%	(1.9%)	2.2%
Acquisitions	--	66.8%	--	10.6%
Non-core	(0.3%)	(3.5%)	0.1%	(0.7%)

Change in cost of goods sold	0.6%	88.5%	6.0%	15.0%

*	The amounts in this table represent the dollar impact on cost of goods sold due to changes in volume and are not intended to equal the absolute change in volume.

Cost of Goods Sold per Unit Increase**	2008	2007
U.S.	3.7%	5.8%
CEE	26.9%	11.3%
Caribbean	3.6%	5.6%
Worldwide	5.7%	3.6%
**	Includes the impact from acquisitions and currency translation on core cost of goods sold.
     Cost of goods sold increased $191.1 million, or 15.0 percent, to $1,468.9 million in the first half of 2008 from $1,277.8 million in the first half of 2007. This increase was driven primarily by acquisitions, higher raw material costs and the negative impact of foreign currency translation. Cost of goods sold per unit increased 5.7 percent in the first half of 2008 compared to the same period in 2007.
     In the U.S., cost of goods sold increased $6.4 million, or 0.6 percent, to $995.9 million in the first half of 2008 from $989.5 million in the first half of 2007. Cost of goods sold per unit increased 3.7 percent in the U.S., primarily due to higher concentrate, sweetener and packaging costs as well as higher non-carbonated mix related costs.
     In CEE, cost of goods sold increased $179.6 million, or 88.5 percent, to $382.5 million in the first half of 2008, compared to $202.9 million in the first half of 2007. The increase was primarily due to acquisitions, which contributed 66.8 percentage points of the increase. Additionally, foreign currency translation contributed 14.7 percentage points to the increase in cost of goods sold. Cost of goods sold per unit increased 26.9 percent in the first half of 2008 compared to first half of 2007 due to higher raw material costs and production mix.
     In the Caribbean, cost of goods sold increased $5.1 million, or 6.0 percent, to $90.5 million in the first half of 2008, compared to $85.4 million in the first half of 2007. The increase was mainly driven by an increase in cost of goods sold per unit of 3.6 percent, attributable to increases in concentrate, sweetener and packaging costs.
Selling, Delivery and Administrative Expenses
     SD&A expenses and SD&A expense statistics for the first half of 2008 and 2007 were as follows (dollar amounts in millions):

SD&A Expenses	2008	2007	Change
U.S.	$531.5	$528.5	0.6%
CEE	172.9	116.3	48.7%
Caribbean	29.8	30.1	(1.0%)

Worldwide	$734.2	$674.9	8.8%

	2008 compared to 2007
SD&A Expense Change	U.S.	CEE	Caribbean	Worldwide
Cost impact, excluding impact of currency translation	0.6%	6.0%	0.6%	1.5%
Currency translation	--	19.5%	(1.6%)	3.3%
Acquisitions	--	23.2%	--	4.0%

Change in SD&A expense	0.6%	48.7%	(1.0%)	8.8%

SD&A Expenses as a Percent of Net Sales	2008	2007
U.S.	31.3%	31.2%
CEE	27.8%	33.2%
Caribbean	24.9%	26.3%
Worldwide	30.1%	31.3%
     In the first half of 2008, SD&A increased $59.3 million, or 8.8 percent, to $734.2 million from $674.9 million in the comparable period of the previous year. As a percentage of net sales, SD&A expenses decreased to 30.1 percent in the first half of 2008, compared to 31.3 percent in the prior year first half, caused by the impact of acquisitions and effective cost management.
     In the U.S., SD&A expenses increased $3.0 million, or 0.6 percent, to $531.5 million in the first half of 2008, compared to $528.5 million in the first half of 2007. SD&A expenses increased in the first half of 2008 due to an increase in fuel costs, partly offset by favorable compensation and benefit expenses and effective cost management.
     In CEE, SD&A expenses increased $56.6 million, or 48.7 percent, to $172.9 million in the first half of 2008 compared to $116.3 million in the first half of 2007. Acquisitions contributed 23.2 percentage points of the increase and foreign currency translation contributed 19.5 percent. As a percentage of net sales, SD&A expense improved to 27.8 percent compared to 33.2 percent in the first half of 2007, primarily due to lower overall operating costs for Sandora as compared to the other markets in CEE.
     In the Caribbean, SD&A expenses decreased $0.3 million, or 1.0 percent, to $29.8 million in the first half of 2008 from $30.1 million in the first half of 2007 reflecting effective cost management and a foreign currency benefit. SD&A expenses as a percentage of net sales decreased to 24.9 percent in the first half of 2008 compared to 26.3 percent in the first half of 2007.
Special Charges
     In the first half of 2008 and 2007, we recorded special charges of $0.6 and $2.6 million, respectively, in the U.S. related to severance and relocation costs associated with our strategic realignment to further strengthen our customer focused go-to-market strategy. Additionally, in the first half of 2007 we recorded special charges of $0.2 million in CEE primarily for severance, related benefits and relocation costs.
Operating Income
     Operating income (loss) for the first half of 2008 and 2007 was as follows (in millions):

	2008	2007	Change
U.S.	$170.0	$174.2	(2.4%)
CEE	66.6	30.6	117.6%
Caribbean	(0.8)	(1.2)	33.3%

Worldwide	$235.8	$203.6	15.8%

     Operating income increased $32.2 million, or 15.8 percent, to $235.8 million in the first half of 2008, compared to $203.6 million in prior year first half.
     Operating income in the U.S. decreased $4.2 million or 2.4 percent, to $170.0 million in the first half of 2008 from $174.2 million in the first half of 2007. The decrease was primarily due to lower volume, higher cost of goods sold, and higher SD&A expenses, partly offset by increased net pricing.

     Operating income in CEE increased to $36.0 million, or 117.6 percent, to $66.6 million in the first half of 2008, compared to $30.6 million in the first half of 2007. This was mainly due to the beneficial impact of foreign currency translation and acquisitions.
     Operating loss in the Caribbean was $0.8 million in the first half of 2008, compared to a $1.2 million loss in the first half of 2007 reflecting the increased net revenue associated with volume growth and increased pricing.
Interest Expense and Other Income (Expense)
     Net interest expense increased $6.3 million in the first half of 2008 to $58.1 million, compared to $51.8 million in the first half of 2007. The increase was due to higher debt levels associated with our acquisitions during fiscal year 2007, partly offset by lower interest rates on floating rate debt.
     We recorded other expense, net, of $0.2 million in the first half of 2008 compared to other income, net, of $2.9 million in the first half of 2007. Foreign currency translation gains were $4.2 million in the first half of 2008 compared to $0.3 million in the first half of 2007. The prior period results included a $10.2 million gain on the sale of non-core property and a $4.0 million other-than-temporary impairment loss related to a marketable security investment.
Income Taxes
     The effective income tax rate, which is income tax expense expressed as a percentage of income from continuing operations before income taxes, minority interest and equity in net loss of nonconsolidated companies was 31.4 percent for the first half of 2008, compared to 35.1 percent in the first half of 2007. The lower tax rate was due to favorable country mix of earnings and the associated lower in-country tax rates, as well as a favorable adjustment recorded after the filing of the 2007 Romania income tax return.
Minority Interest
     We fully consolidated the operating results of Sandora and the Bahamas in our Condensed Consolidated Statements of Income. Minority interest represented 40 percent of Sandora results we did not own in the first half of 2008 and 30 percent of the Bahamas results that we did not own in the first half of 2008 and 2007.
Equity in Net Loss of Nonconsolidated Companies
     In the third quarter of 2007, we purchased a 20 percent interest in a joint venture that owns Agrima. Equity in net loss of nonconsolidated companies was $0.6 million in the first half of 2008.
Loss on Discontinued Operations
     In the first half of 2007, we recorded a charge of $2.1 million, net of taxes, related to revised estimates for environmental remediation, legal and related administrative costs.
Net Income
     Net income increased $16.9 million to $115.5 million in the first half of 2008, compared to $98.6 million in the first half of 2007. The acquisition of Sandora had a positive impact on net income during the first half of 2008. The discussion of our operating results, included above, explains the remainder of the increase in net income.

LIQUIDITY AND CAPITAL RESOURCES
     Operating Activities. Net cash provided by operating activities decreased by $46.1 million to $111.9 million in the first half of 2008, compared to $158.0 million in the first half of 2007. This decrease can mainly be attributed to higher compensation-related benefit payments, higher growth in CEE and timing of working capital, partially offset by higher net income and reduced cash outlays related to special charges.
     Investing Activities. Investing activities in the first half of 2008 included capital investments of $103.3 million, which were $6.1 million lower than the prior year period primarily due to timing.
     Proceeds from the sale of property in the first half of 2008 were $3.4 million compared to $23.5 million in the first half of 2007. In the first half of 2007, we received $20.7 million of proceeds related to the sale of non-core property, which consisted of railcars and locomotives.
     Financing Activities. Our total debt increased $103.0 million to $2,244.1 million at the end of the first half of 2008, from $2,141.1 million at the end of fiscal year 2007. The increase in total debt was due to our commercial paper borrowings that were used primarily for capital expenditures and general corporate purposes. In the second quarter of 2008, we repaid $47.5 million of long-term debt that was acquired as part of the Sandora acquisition. Included in this payment were $2.5 million of prepayment penalty fees. As a part of the transaction, we received $26.0 million of cash from PepsiCo that included their portion of the debt repayment. This cash receipt is reflected in financing activities in the Condensed Consolidated Statement of Cash Flows.
     We utilize revolving credit facilities both in the U.S. and in our international operations to fund short-term financing needs, primarily for working capital. In the U.S., we have an unsecured revolving credit facility under which we can borrow up to an aggregate of $600 million. The facility is for general corporate purposes, including commercial paper backstop. It is our policy to maintain a committed bank facility as backup financing for our commercial paper program. The interest rates on the revolving credit facility, which expires in 2011, are based primarily on the London Interbank Offered Rate (“LIBOR”). Accordingly, we have a total of $600 million available under our commercial paper program and revolving credit facility combined. We had $435.6 million of commercial paper borrowings at the end of the first half of 2008, compared to $269.5 million at the end of fiscal year 2007. Internationally, we had revolving credit facility borrowings of $6.5 million at the end of the first half of 2008 compared to $22.7 million at the end of fiscal year 2007.
     During the first half of 2008 and 2007, we repurchased 4.1 million and 2.7 million shares of our common stock for $105.2 million and $59.4 million, respectively. The issuance of common stock, including treasury shares, for the exercise of stock options resulted in cash inflows of $0.9 million in the first half of 2008, compared to $3.0 million in the first half of 2007.
     On April 24, 2008, our Board of Directors declared a quarterly dividend of $0.135 per share on PepsiAmericas common stock for the second quarter of 2008. The dividend was payable July 1, 2008 to shareholders of record on June 13, 2008. This dividend was paid in the third quarter of 2008. In the first half of 2008, we paid cash dividends of $34.6 million which included the fourth quarter of 2007 dividend of $16.6 million, $1.1 million of dividends that were paid as a result of restricted shares and restricted stock units vesting and the first quarter of 2008 dividend of $16.9 million. The fourth quarter of 2007 and first quarter of 2008 dividends were based on a dividend rate of $0.13 and $0.135 per share, respectively. In the first half of 2007, we paid cash dividends of $32.2 million which included the fourth quarter of 2006 dividend of $15.9 million and the first quarter of 2007 dividend of $16.3 million. The fourth quarter of 2006 and first quarter of 2007 dividends were based on a dividend rate of $0.125 and $0.13 per share, respectively.
     See the Annual Report on Form 10-K for fiscal year 2007 for a summary of our contractual obligations as of the end of fiscal year 2007. During the first half of 2008, we entered into purchase commitments of $23.2 million for production equipment related to the construction of a new manufacturing facility in Romania. There were no other significant changes to such contractual obligations in the first half of 2008. We believe that our operating cash flows are sufficient to fund our existing operations and contractual obligations for the foreseeable future. In addition, we believe that our operating cash flows, available lines of credit, and the potential for additional debt and equity offerings will provide sufficient resources to fund our future growth and expansion. There are a number of options available to us and we continue to examine the optimal uses of our cash, including reinvesting in our existing business, repurchasing our stock and making acquisitions with an appropriate economic return.

     Discontinued operations. We continue to be subject to certain indemnification obligations, net of insurance, under agreements related to previously sold subsidiaries, including indemnification expenses for potential environmental and tort liabilities of these former subsidiaries. There is significant uncertainty in assessing our potential expenses for complying with our indemnification obligations, as the determination of such amounts is subject to various factors, including possible insurance recoveries and the allocation of liabilities among other potentially responsible and financially viable parties. Accordingly, the ultimate settlement and timing of cash requirements related to such indemnification obligations may vary significantly from the estimates included in our financial statements. At the end of the first half of 2008, we had recorded $28.0 million in liabilities for future remediation and other related costs arising out of our indemnification obligations. This amount excludes possible insurance recoveries and is determined on an undiscounted cash flow basis. In addition, we have funded coverage pursuant to an insurance policy (the “Finite Funding”) purchased in fiscal year 2002, which reduces the cash required to be paid by us for certain environmental sites pursuant to our indemnification obligations. The Finite Funding amount recorded was $10.6 million at the end of the first half of 2008, of which $4.7 million is expected to be recovered in the next 12 months based on our expenditures, and thus, is included as a current asset.
     During the first half of 2008 and 2007, we paid, net of taxes, $6.0 million and $4.3 million, respectively, related to such indemnification obligations, including the offsetting benefit of insurance recovery settlements $4.3 million on an after-tax basis in each respective period. Expenditures in the first half of 2008 included settlement with 68 plaintiffs in the Avila toxic tort matter. We expect to spend approximately $19.1 million on a pre-tax basis in fiscal year 2008 related to our indemnification obligations, excluding possible insurance recoveries and the benefit of income taxes (see Note 15 to the Condensed Consolidated Financial Statements for further discussion of discontinued operations and related environmental liabilities).
RELATED PARTY TRANSACTIONS
     We are a licensed producer and distributor of Pepsi branded products in the U.S., CEE and the Caribbean. We operate under exclusive franchise agreements with soft drink concentrate producers, including “master” bottling and fountain syrup agreements with PepsiCo for the manufacture, packaging, sale and distribution of Pepsi branded products. The franchise agreements contain operating and marketing commitments and conditions for termination. As of the end of the first half of 2008, PepsiCo beneficially owned approximately 44 percent of PepsiAmericas’ outstanding common stock.
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
Commodity Prices
     We purchase commodity inputs such as aluminum for our cans, resin for our polyethylene terephthalate (“PET”) bottles, natural gas, diesel fuel, unleaded gasoline, high fructose corn syrup, and sugar to be used in our operations. These commodities are subject to price fluctuations that may create price risk. Our ability to recover higher product costs through price increases to customers may be limited due to the competitive pricing environment that exists in the soft drink business. We may use derivative financial instruments to hedge price fluctuations for a portion of anticipated purchases of certain commodities used in our operations. We have policies governing the hedging instruments we may use, including a policy to not enter into derivative contracts for speculative or trading purposes. At the end of the first half of 2008, we had no outstanding derivative contracts.
Interest Rates
     In the first half of 2008, the risk from changes in interest rates was not material to our operations because a significant portion of our debt issues represented fixed rate obligations. At the end of the first half of 2008, approximately 25 percent of our debt issues were variable rate obligations. Our floating rate exposure relates to changes in the six-month LIBOR rate and the federal funds rate. Assuming consistent levels of floating rate debt with those held at the end of the first half of 2008, a 50 basis point change (0.5 percent) in each of these rates would have had an impact of approximately $1.5 million on interest expense for the first half of 2008. We had cash equivalents throughout the first half of 2008, principally invested in money market funds, which were most closely tied to the overnight federal funds rate. Assuming a 50 basis point change in the rate of interest associated with our short-term investments at the end of the first half of 2008, interest income for the first half of 2008 would not have changed by a significant amount.
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
     Based on net sales, international operations represented approximately 30 percent of our total operations in the second quarter and first half of 2008. Changes in currency exchange rates impact the translation of the operations’ results from their local currencies into U.S. dollars. If the currency exchange rates had changed by one percent in the second quarter and first half of 2008, we estimate the impact on reported operating income for those periods would have been approximately $0.5 million and $0.7 million, respectively. Our estimate reflects the fact that a portion of the international operations costs are denominated in U.S. dollars, including concentrate purchases. This estimate does not take into account the possibility that rates can move in opposite directions and that gains in one category may or may not be offset by losses from another category.

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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 28, 2008, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during the quarter ended June 28, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     From approximately 1945 to 1995, various entities owned and operated a facility that manufactured hydraulic equipment in Willits, California. The plant site was contaminated by various chemicals and metals. On August 23, 1999, an action entitled Donna M. Avila, et al. v. Willits Environmental Remediation Trust, Remco Hydraulics, Inc., M-C Industries, Inc., Pneumo Abex Corporation and Whitman Corporation, Case No. C99-3941 CAL, was filed in U.S. District Court for the Northern District of California. On January 16, 2001, a second lawsuit, entitled Pamela Jo Alrich, et al. v. Willits Environmental Remediation Trust, et al., Case No. C 01 0266 SI, against essentially the same defendants was filed in the same court. The same defendants were served with a third lawsuit, entitled Nickerman v. Remco Hydraulics, on April 3, 2006. These three lawsuits were consolidated before the same judge in the U.S. District Court for the Northern District of California. In these lawsuits, individual plaintiffs claim that PepsiAmericas is liable for personal injury and/or property damage resulting from environmental contamination at the facility. There were over 1,000 claims filed in the three lawsuits. The Court dismissed a large portion of the claims; and in 2006 and 2008 we settled a significant number of the claims. There were 16 claims remaining for these lawsuits. Some of those claims may be settled, go to trial or be appealed. In early July 2008, a fourth lawsuit was filed. This lawsuit has 23 plaintiffs and is based on the same claims as the prior three lawsuits. We are actively defending the lawsuits. At this time, we do not believe these lawsuits are material to the business or financial condition of PepsiAmericas.
Item 1A. Risk Factors
     There have been no material changes with respect to the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Our share repurchase program activity for each of the three months and the quarter ended June 28, 2008 was as follows:

	Total		Total Number of	Maximum Number
	Number of	Average	Shares Purchased	of Shares that May
	Shares	Price	as Part of Publicly	Yet Be Purchased
	Purchased	Paid per	Announced Plans or	Under the Plans or
Period	(1)	Share	Programs (2)	Programs (3)
March 30, 2008 - April 26, 2008	548,000	$25.64	36,591,200	3,408,800
April 27, 2008 - May 24, 2008	249,300	25.45	36,840,500	3,159,500
May 25, 2008 - June 28, 2008	90,000	22.50	36,930,500	3,069,500

For the Quarter Ended June 28, 2008	887,300	$25.27

(1)	Represents shares purchased in open-market transactions pursuant to our publicly announced repurchase program.

(2)	Represents cumulative shares purchased under previously announced share repurchase authorizations by the Board of Directors. Share repurchases began in 1999 under an authorization for 15 million shares announced on November 19, 1999. These amounts are not included in the table above. On December 19, 2002, the Board of Directors authorized the repurchase of 20 million additional shares. The Board of Directors later authorized the repurchase of 20 million additional shares as announced on July 21, 2005. Share repurchase activity for the last two authorizations is included in the table above.

(3)	As noted above, on July 21, 2005 we announced that our Board of Directors authorized the repurchase of 20 million additional shares under a previously authorized repurchase program. This repurchase authorization does not have a scheduled expiration date. On July 24, 2008, we announced that our Board of Directors authorized the repurchase of 10 million additional shares under our previously authorized repurchase program. Such shares are not included in the table above.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	We held our Annual Meeting of Shareholders on April 24, 2008.

(b)	Election of Directors

The following persons, who together constituted all of the members of our Board of Directors at that time, were elected at the Annual Meeting of Shareholders to serve as directors for the ensuing year:

Herbert M. Baum	Jarobin Gilbert, Jr.
Richard G. Cline	James R. Kackley
Michael J. Corliss	Matthew M. McKenna
Pierre S. du Pont	Robert C. Pohlad
Archie R. Dykes	Deborah E. Powell

(c)	Matters Voted Upon
     Proposal 1: Election of Directors

The following votes were recorded with respect to this proposal:

	Votes For	Votes Against	Abstention
Herbert M. Baum	122,828,160	792,477	77,019
Richard G. Cline	122,821,499	791,550	84,607
Michael J. Corliss	123,201,999	421,159	74,498
Pierre S. du Pont	122,797,678	816,131	83,845
Archie R. Dykes	122,806,064	836,918	54,673
Jarobin Gilbert, Jr.	122,631,405	1,003,354	55,895
James R. Kackley	123,180,271	461,952	55,433
Matthew M. McKenna	122,890,147	750,948	56,560
Robert C. Pohlad	122,031,655	1,609,857	56,143
Deborah E. Powell	123,187,187	465,896	44,573
     Proposal 2: Ratification of Appointment of Independent Registered Public Accountants

The following votes were recorded with respect to the ratification of the appointment of KPMG LLP as independent registered public accountants to audit our financial statements for fiscal year 2008:

Votes for	123,572,528
Votes against	70,135
Votes abstaining	54,992
Broker non-votes	—

(d)	Not applicable.

Item 6.	Exhibits

See “Exhibit Index.”

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEPSIAMERICAS, INC.
Dated: August 1, 2008	By:	/s/ ALEXANDER H. WARE
Alexander H. Ware
Executive Vice President and Chief Financial Officer (As Principal Financial Officer and Duly Authorized Officer of PepsiAmericas, Inc.)

Dated: August 1, 2008	By:	/s/ TIMOTHY W. GORMAN
Timothy W. Gorman
Senior Vice President and Controller (As Chief Accounting Officer)

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-64292) filed on June 29, 2001).

3.2	By-Laws, as amended and restated on December 14, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed on December 18, 2006).

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.