Form 10-Q
period 2008-09-27
PEPSIAMERICAS INC/IL/
filed 2008-10-31
CIK 1084230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number 001-15019
PEPSIAMERICAS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-6167838

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4000 RBC Plaza, 60 South Sixth Street
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
Yes ☑   No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑
As of October 24, 2008, the registrant had 127,324,537 outstanding shares of common stock, par value $0.01 per share, the registrant’s only class of common stock.

PEPSIAMERICAS, INC.
FORM 10-Q
THIRD QUARTER 2008

PART I — FINANCIAL INFORMATION
PEPSIAMERICAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and in millions, except per share data)
Item 1. Financial Statements

	Third Quarter		First Nine Months
	2008	2007	2008	2007

Net sales	$1,327.5	$1,183.1	$3,767.0	$3,342.2
Cost of goods sold	785.3	699.2	2,254.2	1,977.0

Gross profit	542.2	483.9	1,512.8	1,365.2
Selling, delivery and administrative expenses	388.8	342.6	1,123.0	1,017.5
Special charges	7.1	1.3	7.7	4.1

Operating income	146.3	140.0	382.1	343.6
Interest expense, net	27.5	27.3	85.6	79.1
Other (expense) income, net	(1.4)	(1.5)	(1.6)	1.4

Income from continuing operations before income taxes, minority interest, and equity in net loss of nonconsolidated companies	117.4	111.2	294.9	265.9
Income taxes	31.7	39.0	87.4	93.4
Minority interest	(3.3)	(0.7)	(9.0)	(0.3)
Equity in net loss of nonconsolidated companies	(0.1)	—	(0.7)	—

Income from continuing operations	82.3	71.5	197.8	172.2
Loss from discontinued operations, net of tax	9.2	—	9.2	2.1

Net income	$73.1	$71.5	$188.6	$170.1

Weighted average common shares:
Basic	124.6	126.6	125.7	126.1
Incremental effect of stock options and awards	1.7	2.4	1.7	2.3

Diluted	126.3	129.0	127.4	128.4

Earnings per share:
Basic:
Income from continuing operations	$0.66	$0.56	$1.57	$1.37
Loss from discontinued operations	(0.07)	—	(0.07)	(0.02)

Total	$0.59	$0.56	$1.50	$1.35

Diluted:
Income from continuing operations	$0.65	$0.55	$1.55	$1.34
Loss from discontinued operations	(0.07)	—	(0.07)	(0.02)

Total	$0.58	$0.55	$1.48	$1.32

Cash dividends declared per share	$0.135	$0.13	$0.405	$0.39
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PEPSIAMERICAS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except per share data)

	End of First	End of
	Nine Months	Fiscal Year
	2008	2007
ASSETS:
Current assets:
Cash and cash equivalents	$265.3	$189.7
Receivables, net	380.2	330.6
Inventories:
Raw materials and supplies	132.6	144.5
Finished goods	160.5	143.2

Total inventories	293.1	287.7
Other current assets	136.9	114.1

Total current assets	1,075.5	922.1
Property and equipment	2,993.9	2,850.5
Accumulated depreciation	(1,583.6)	(1,520.9)

Net property and equipment	1,410.3	1,329.6
Goodwill	2,388.1	2,432.7
Intangible assets, net	566.2	545.6
Other assets	70.8	78.0

Total assets	$5,510.9	$5,308.0

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Short-term debt, including current maturities of long-term debt	$541.9	$337.6
Payables	225.6	224.0
Other current liabilities	333.3	341.0

Total current liabilities	1,100.8	902.6
Long-term debt	1,650.0	1,803.5
Deferred income taxes	312.3	282.5
Minority interest	306.5	273.4
Other liabilities	205.5	187.7

Total liabilities	3,575.1	3,449.7
Shareholders’ equity:
Preferred stock ($0.01 par value, 12.5 million shares authorized, no shares issued)	—	—
Common stock ($0.01 par value, 350 million shares authorized, 137.6 million shares issued - 2008 and 2007)	1,292.0	1,292.7
Retained income	807.5	670.9
Accumulated other comprehensive income	131.4	98.8
Treasury stock, at cost (12.9 million shares and 9.5 million shares, respectively)	(295.1)	(204.1)

Total shareholders’ equity	1,935.8	1,858.3

Total liabilities and shareholders’ equity	$5,510.9	$5,308.0

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PEPSIAMERICAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	First Nine Months
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$188.6	$170.1
Loss from discontinued operations	9.2	2.1

Income from continuing operations	197.8	172.2
Adjustments to reconcile to net cash provided by operating activities of continuing operations:
Depreciation and amortization	155.1	145.5
Deferred income taxes	8.5	(0.9)
Special charges	7.7	4.1
Cash outlays related to special charges	(2.6)	(12.5)
Pension contribution	—	(0.7)
Equity in net loss of nonconsolidated companies	0.7	—
Excess tax benefits from share-based payment arrangements	(1.0)	(9.2)
Gain on sale of non-core property	—	(10.2)
Marketable securities impairment	—	4.0
Minority interest	9.0	0.3
Other	16.8	21.4
Changes in assets and liabilities:
Increase in receivables	(50.5)	(19.9)
Increase in inventories	(1.4)	(11.9)
(Decrease) increase in payables	(3.2)	10.9
Net change in other assets and liabilities	(16.7)	35.4

Net cash provided by operating activities of continuing operations	320.2	328.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(162.9)	(143.3)
Franchises and companies acquired	(1.0)	(543.9)
Proceeds from sales of property	6.4	27.8
Purchase of equity investment	—	(2.3)

Net cash used in investing activities	(157.5)	(661.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings of short-term debt	94.4	(2.0)
Proceeds from issuance of long-term debt	—	298.2
Repayment of long-term debt	(47.5)	(38.9)
Treasury stock purchases	(105.2)	(59.4)
Excess tax benefits from share-based payment arrangements	1.0	9.2
Contribution from joint venture minority shareholder	26.0	216.8
Issuance of common stock	2.8	48.2
Cash dividends	(51.4)	(48.6)

Net cash (used in) provided by financing activities	(79.9)	423.5

Net operating cash flows used in discontinued operations	(7.5)	(7.5)
Effects of exchange rate changes on cash and cash equivalents	0.3	(3.3)

Change in cash and cash equivalents	75.6	79.5
Cash and cash equivalents at beginning of fiscal year	189.7	93.1

Cash and cash equivalents at end of third quarter	$265.3	$172.6

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
     Fiscal Year. Our United States (“U.S.”) and Caribbean operations end their fiscal years, consisting of 52 or 53 weeks, on the Saturday closest to December 31st. Our Central and Eastern European (“CEE”) operations’ fiscal year ends on December 31st. Our third quarter and first nine months of 2008 and 2007 were based on the thirteen and thirty-nine weeks that ended September 27, 2008 and September 29, 2007, respectively. Due to the timing of the receipt of available financial information, certain operations are reported on a one-month or one-quarter lag basis.
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
     The following options were not included in the computation of diluted earnings per share because they were antidilutive:

	Third Quarter		First Nine Months
	2008	2007	2008	2007
Shares under options outstanding	152,200	—	—	—
Weighted-average exercise price per share	$22.63	$—	$—	$—
     Reclassifications. Certain amounts in the prior period Condensed Consolidated Financial Statements have been reclassified to conform to the current year presentation.
     Recently Adopted Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” to provide enhanced guidance when using fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other pronouncements require or permit assets or liabilities to be measured by fair value. SFAS No. 157 was effective at the beginning of fiscal year 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP 157-2”), “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, we have only adopted the provisions of SFAS No. 157 with respect to our financial assets and financial liabilities that are measured at fair value as of the beginning of fiscal year 2008. The provisions of SFAS No. 157 have not been applied to nonfinancial assets and nonfinancial liabilities. The major categories of nonfinancial assets and nonfinancial liabilities that are measured at fair value, for which we have not applied the provisions of SFAS No. 157, are as follows: reporting units measured at fair value in the first step of a goodwill impairment test, long-lived assets measured at fair value for an impairment assessment, and assets and liabilities acquired as part of a purchase business combination. See Note 11 below for additional disclosures regarding adoption as it pertains to financial assets and liabilities on our Condensed Consolidated Balance Sheet.

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
2. Special Charges
     In the third quarter of 2008, we recorded special charges of $7.1 million. A strategic restructuring of the Caribbean operations was initiated in the third quarter of 2008, which included country-specific changes in the go-to-market strategies and the streamlining of selling and delivery activities. We recorded $5.9 million of special charges in the Caribbean, which consisted of a $2.9 million impairment charge related to a franchise right intangible asset with an indefinite life and a $3.0 million impairment of fixed assets. We recorded $0.6 million in the U.S. related to our previously announced strategic realignment of the U.S. sales organization, primarily for relocation costs and $0.6 million in CEE related to severance, leasehold improvement asset write-offs and lease termination payments. We also recorded special charges of $0.6 million in the first half of 2008 related to the previously announced strategic realignment of our U.S. sales organization.

     In the third quarter and first nine months of 2007, we recorded special charges of $1.3 and $3.9 million, respectively, in the U.S. related to our strategic realignment of the U.S. sales organization. In addition, we recorded special charges of $0.2 million in the first nine months of 2007 in CEE, primarily related to a reduction in workforce. These special charges were primarily for severance, related benefits and relocation costs.
     The following table summarizes the activity associated with special charges (in millions):

2008 Charges
Balance as of the end of fiscal year 2007	$1.1
Special charges	7.7
Application of special charges	(2.6)
Application of non-cash charges	(5.9)

Balance as of the end of the first nine months of 2008	$0.3

     The total accrued liabilities remaining at the end of the first nine months of 2008 were comprised of severance payments, lease terminations and other costs. We expect the remaining special charge liability of $0.3 million to be paid using cash from operations during the next twelve months; accordingly, such amounts are classified as “Other current liabilities” in the Condensed Consolidated Balance Sheet.
3. Interest Expense, Net
     Interest expense, net was comprised of the following (in millions):

	Third Quarter		First Nine Months
	2008	2007	2008	2007
Interest expense	$29.5	$28.0	$89.5	$81.0
Interest income	(2.0)	(0.7)	(3.9)	(1.9)

Interest expense, net	$27.5	$27.3	$85.6	$79.1

4. Income Taxes
     The effective income tax rate, which is income tax expense expressed as a percentage of income from continuing operations before income taxes, minority interest and equity in net loss of nonconsolidated companies, was 27.0 percent in the third quarter of 2008 compared to 35.1 percent in the third quarter of 2007. The effective tax rates in the first nine months of 2008 and 2007 were 29.6 percent and 35.1 percent, respectively. The lower tax rate was due primarily to favorable country mix of earnings and the associated lower in-country tax rates. In addition, we recorded favorable adjustments associated with the filing of our 2007 U.S. federal income tax return, an investment tax credit in the Czech Republic and a reduction in accruals for uncertain tax positions.
     During the first nine months of 2008, our gross unrecognized tax benefits increased by $0.2 million. The impact to our effective tax rate consisted of $0.3 million net unrecognized tax benefits and $2 million of gross interest related to unrecognized tax benefits for the first nine months of 2008.
     During the next 12 months it is reasonably possible that a reduction of gross unrecognized tax benefits will occur in a range of $4 million to $6 million as a result of the resolution of positions taken on previously filed returns.

     We are subject to U.S. federal income tax, state income tax in multiple state tax jurisdictions, and foreign income tax in our CEE and Caribbean tax jurisdictions. We have concluded all U.S. federal income tax examinations for tax years up to and including 2004. The following table summarizes the years that are subject to examination for each primary jurisdiction as of the end of the first nine months of 2008:

Subject to
Jurisdiction	Examination
Federal (U.S.)	2005-2007
Illinois	1999-2007
Indiana	2004-2007
Iowa	2004-2007
Romania	2003-2007
Poland	2002-2007
Czech Republic	2004-2007
Ukraine	2005-2007
5. Comprehensive Income
     Comprehensive income was as follows (in millions):

	Third Quarter		First Nine Months
	2008	2007	2008	2007
Net income	$73.1	$71.5	$188.6	$170.1
Foreign currency translation adjustment	(52.5)	19.3	31.5	36.2
Unrealized (losses) gains on investments	(0.5)	0.5	(0.8)	0.5
Unrealized gains on derivatives	1.8	0.1	1.8	0.5
Amortization of unrecognized pension and postretirement benefit cost	—	—	0.1	—

Comprehensive income	$21.9	$91.4	$221.2	$207.3

     Unrealized (losses) gains on investments are shown net of income tax benefit of $0.2 million and $0.3 million in the third quarter and the first nine months of 2008, respectively, and net of income tax expense of $0.2 million in the third quarter and the first nine months of 2007. Unrealized gains on derivatives are shown net of income tax expense of $0.7 million in the third quarter and the first nine months of 2008, and net of income tax expense of $0.1 million and $0.3 million in the third quarter and the first nine months of 2007, respectively. Unrecognized pension and postretirement cost is shown net of tax expense of $0.1 million in the first nine months of 2008.
6. Acquisitions
     In the third quarter of 2007, a joint venture we formed with PepsiCo, Inc. (“PepsiCo”) acquired an 80 percent interest in Sandora LLC (“Sandora”). Sandora manufactures and distributes a variety of juice brands and is the market leader in the high growth juice category in Ukraine. In the fourth quarter of 2007, the joint venture acquired the remaining 20 percent interest in Sandora. Under the terms of the joint venture agreement, we hold a 60 percent interest and PepsiCo holds a 40 percent interest in the joint venture. Beginning in September 2007, the joint venture financial statements were consolidated in our Condensed Consolidated Financial Statements, and PepsiCo’s equity was recorded as minority interest. The preliminary purchase price of $679.4 million increased to $680.4 million due to final payments of acquisition costs in the first nine months of 2008. The total purchase price of $680.4 million was net of cash received of $3.0 million. Of the total purchase price, our interest was $408.2 million. Additionally, the joint venture acquired $72.5 million of debt as part of the acquisition, which was retired in the second quarter of 2008.

     The following information summarizes the allocation of the final purchase price of the Sandora acquisition (in millions):

Goodwill	$430.6
Trademark and tradenames	116.0
Customer relationships and lists	48.2
Net assets assumed, net of cash acquired	142.5
Deferred tax liabilities	(56.9)

Total	$680.4

7. Goodwill and Intangible Assets
     The changes in the carrying amount of goodwill by geographic segment for the first nine months of 2008 were as follows (in millions):

	U.S.	CEE	Caribbean	Total
Balance as of the end of fiscal year 2007	$1,824.1	$592.8	$15.8	$2,432.7
Purchase accounting adjustments	—	(63.1)	—	(63.1)
Foreign currency translation adjustment	—	18.6	(0.1)	18.5

Balance as of the end of the first nine months of 2008	$1,824.1	$548.3	$15.7	$2,388.1

     Intangible asset balances as of the end of the first nine months of 2008 and end of fiscal year 2007 were as follows (in millions):

	End of First
	Nine Months	End of Fiscal
	2008	Year 2007
Intangible assets subject to amortization:
Gross carrying amount
Trademarks and tradenames	$—	$109.0
Customer relationships and lists	74.5	56.2
Franchise and distribution agreements	3.3	3.3
Other	2.9	2.9

Total	$80.7	$171.4

Accumulated amortization
Trademarks and tradenames	$—	$(1.2)
Customer relationships and lists	(12.8)	(6.3)
Franchise and distribution agreements	(1.2)	(1.1)
Other	(1.0)	(0.8)

Total	$(15.0)	$(9.4)

Intangible assets subject to amortization, net	$65.7	$162.0
Intangible assets not subject to amortization:
Franchise and distribution agreements	379.6	383.6
Trademarks and tradenames	120.9	—

Total intangible assets, net	$566.2	$545.6

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

     In the third quarter of 2008, we initiated a strategic restructuring of the Caribbean operations to streamline operations and improve profitability. In the Bahamas, we will no longer produce our products locally, but we will utilize a third-party distributor and source our products from other locations. As a result of this change in our business model in that country, the franchise right intangible asset associated with the Bahamas was impaired. We recorded a $2.9 million impairment of the entire franchise right intangible asset.
     Total amortization expense was $2.2 million and $0.7 million in the third quarter of 2008 and 2007, respectively. Total amortization expense was $5.3 million and $3.1 million in the first nine months of 2008 and 2007, respectively. The amortization expense in the first nine months of 2008 included a cumulative benefit of $2.3 million related to the final Sandora valuation.
8. Receivables
     Receivables, net of allowance, as of the end of the first nine months of 2008 and fiscal year 2007 were as follows (in millions):

	End of First
	Nine Months	End of Fiscal
	2008	Year 2007
Trade receivables, net of securitization	$309.8	$290.6
Funding and rebates, net	73.5	42.3
Other receivables	10.5	12.4
Allowance for doubtful accounts	(13.6)	(14.7)

Receivables, net of allowance	$380.2	$330.6

9. Payables
     Payables balances as of the end of the first nine months of 2008 and fiscal year 2007 were as follows (in millions):

	End of First
	Nine Months	End of Fiscal
	2008	Year 2007
Trade payables	$180.0	$189.4
Dividends payable	16.8	16.6
Income tax and other payables	28.8	18.0

Payables	$225.6	$224.0

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
     In anticipation of forecasted purchases of raw materials denominated in foreign currency, we entered into foreign currency forward instruments. We accounted for these forwards as cash flow hedges, as these instruments hedged the variability of payments for raw materials attributable to changes in foreign currency exchange rates. These foreign currency forward instruments were considered highly effective in eliminating the variability of cash flows associated with the forecasted purchase of raw materials.

     The following table summarizes the net derivative losses deferred into “Accumulated other comprehensive income” and reclassified to income in the first nine months of 2008 and 2007 (in millions):

	First Nine Months
	2008	2007
Balance as of the beginning of fiscal year	$(2.7)	$(3.3)
Deferral of net derivative gains (losses) in accumulated other comprehensive income	1.3	(0.2)
Reclassification of net derivative losses to income	0.5	0.7

Balance as of the end of the first nine months	$(0.9)	$(2.8)

     Fair Value Hedges. Periodically, we enter into interest rate swap contracts to convert a portion of our fixed rate debt to floating rate debt, with the objective of reducing overall borrowing costs. We account for these swaps as fair value hedges, since they hedge against the change in fair value of fixed rate debt resulting from fluctuations in interest rates. In fiscal year 2004, we terminated all outstanding interest rate swap contracts and received $14.4 million for the fair value of the interest rate swap contracts. Amounts included in the cumulative fair value adjustment to long-term debt will be reclassified into earnings commensurate with the recognition of the related interest expense. At the end of the first nine months of 2008 and the end of fiscal year 2007, the cumulative fair value adjustments to long-term debt were $1.6 million and $3.6 million, respectively.
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
     Financial assets and liabilities recorded on the Condensed Consolidated Balance Sheet are categorized on the inputs to the valuation techniques as follows:
     Level 1 — Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the company has the ability to access at the measurement date (examples include active exchange-traded equity securities, listed derivatives, and most U.S. Government and agency securities).
     Level 2 — Financial assets and liabilities whose values are based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets. Level 2 inputs include the following:
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
     Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

     The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of the end of the first nine months of 2008 (in millions):

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	End of First	Identical	Observable	Unobservable
	Nine Months	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Available-for-sale equity securities	$0.5	$0.5	$—	$—
Deferred compensation plan assets	4.4	4.4	—	—
Hedge assets	3.1	—	3.1	—

Total assets	$8.0	$4.9	$3.1	$—

Deferred compensation plan liabilities	$37.9	$—	$37.9	$—
Hedge liabilities	1.3	—	1.3	—

Total liabilities	$39.2	$—	$39.2	$—

     Available-For-Sale Equity Securities. As of the end of the first nine months of 2008, our available-for-sale equity securities consisted of common stock of Northfield Laboratories, Inc. Our available-for-sale equity securities are valued using quoted market prices multiplied by the number of shares owned.
     Deferred Compensation Plan Assets and Liabilities. We maintain a self-directed, non-qualified deferred compensation plan structured as a rabbi trust for certain executives and other highly compensated employees. Our rabbi trust funds are invested in money market accounts, which are adjusted monthly for any accrued interest. Our unfunded deferred compensation liability is subject to changes in our stock prices as well as price changes in other equity and fixed-income investments. Employees’ deferred compensation amounts are not directly invested in these investment vehicles. We track the performance of each employee’s investment selections and adjust the deferred compensation liability accordingly. The fair value of the unfunded deferred compensation liability is primarily based on the market indices corresponding to the employees’ investment selections.
     Derivative Assets and Liabilities. We calculate derivative asset and liability amounts using a variety of valuation techniques, depending on the specific characteristics of the hedging instrument. The fair values of our forward exchange and commodity contracts are primarily based on observable forward foreign exchange and commodity rates.
12. Pension and Other Postretirement Benefit Plans
     Net periodic pension and other postretirement benefit costs for the third quarter and first nine months of 2008 and 2007 included the following components (in millions):

	Third Quarter
	Pension		Other Postretirement
	Benefit Costs		Benefit Costs
	2008	2007	2008	2007

Service cost	$0.8	$0.8	$—	$—
Interest cost	2.8	2.6	0.3	0.3
Expected return on plan assets	(3.8)	(3.7)	—	—
Amortization of prior service cost	0.1	0.1	—	—
Amortization of net loss (gain)	0.4	0.7	(0.2)	(0.2)

Net periodic pension cost	$0.3	$0.5	$0.1	$0.1

	First Nine Months
	Pension		Other Postretirement
	Benefit Costs		Benefit Costs
	2008	2007	2008	2007

Service cost	$2.4	$2.4	$—	$—
Interest cost	8.4	7.9	0.8	0.9
Expected return on plan assets	(11.4)	(11.1)	—	—
Amortization of prior service cost	0.2	0.2	—	—
Amortization of net loss (gain)	1.4	2.1	(0.6)	(0.4)

Net periodic pension cost	$1.0	$1.5	$0.2	$0.5

     As of the end of the first nine months of 2008, we have not made any contributions to the plans. While we currently do not anticipate any funding requirement throughout the remainder of fiscal year 2008, we will continue to evaluate the plans’ funding requirements and fund to levels deemed necessary for the plans.
13. Share-Based Compensation
     In February 2008, we granted 960,973 restricted shares at a weighted-average fair value of $26.30 on the date of grant to key members of U.S. and Caribbean management and members of our Board of Directors under our 2000 Stock Incentive Plan (the “Plan”). We recognized compensation expense of $4.7 million and $4.5 million in the third quarter of 2008 and 2007, respectively, and $15.2 million and $13.5 million in the first nine months of 2008 and 2007, respectively, related to unvested restricted share grants. At the end of the first nine months of 2008, there were 2,668,518 unvested restricted shares outstanding.
     In February 2008, we granted 149,574 restricted stock units at a weighted average value of $26.30 on the date of grant to key members of our CEE management team under the Plan. Restricted stock units are considered liability awards whose fair value is remeasured at each reporting date until settlement. As such, compensation expense associated with restricted stock units is subject to variability based on changes in the fair value of PepsiAmericas’ underlying stock price. We recognized compensation expense of $0.6 and $1.4 million in the third quarter of 2008 and 2007, respectively, and $2.6 million during the first nine months of 2007 related to unvested restricted stock unit grants. Net compensation expense in the first nine months of 2008 was immaterial to our Condensed Consolidated Statement of Income. At the end of the first nine months of 2008, there were 276,844 unvested restricted stock units outstanding.
14. Supplemental Cash Flow Information
     Net cash provided by operating activities reflected cash payments and receipts for interest and income taxes as follows (in millions):

	First Nine Months
	2008	2007
Interest paid	$89.1	$73.5
Interest received	3.8	1.9
Income taxes paid, net of refunds	44.0	91.4
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
     At the end of first nine months of 2008, we had $40.7 million accrued to cover potential indemnification obligations, compared to $40.2 million recorded at the end of fiscal year 2007. This indemnification obligation includes costs associated with approximately 15 sites in various stages of remediation or negotiations. In the third quarter of 2008, we recorded a pretax charge of $15.0 million ($9.2 million net of taxes) related to revised estimates for the costs of environmental remediation, legal and related administrative costs. In particular, we revised our remediation plans at several sites during the quarter resulting in an increase in the accrual for remediation costs of $5.0 million, and we increased our accrual for legal costs by $10.0 million. These legal costs include defense costs associated with toxic tort matters. At the present time, the most significant remaining indemnification obligations are associated with the Willits, California site, as discussed below, while no other single site has significant estimated remaining costs associated with it. Of the total amount accrued, $17.8 million at the end of the first nine months of 2008 and $19.5 million at the end of fiscal year 2007 were classified as a current liability. The amounts exclude possible insurance recoveries and are determined on an undiscounted cash flow basis. The estimated indemnification liabilities include expenses for the investigation and remediation of identified sites, payments to third parties for claims and expenses (including product liability), administrative expenses, and the expenses of on-going evaluations and litigation. We expect a significant portion of the accrued liabilities will be spent during the next five years.
     Included in our indemnification obligations is financial exposure related to certain remedial actions required at a facility that manufactured hydraulic and related equipment in Willits, California. Various chemicals and metals contaminate this site. A final consent decree was issued in August 1997 and amended in December 2000 in the case of the People of the State of California and the City of Willits, CA v. Remco Hydraulics, Inc. The final consent decree established a trust (the “Willits Trust”) which is obligated to investigate and clean up this site. We are currently funding the Willits Trust and the investigation and interim remediation costs on a year-to-year basis as required in the final amended consent decree. We have accrued $10.7 million at the end of the first nine months of 2008 for future remediation and trust administration costs, with the majority of this amount to be spent over the next several years.
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
     Essentially all of the assets of the Trust were expended by the Trust in connection with the purchase of the insurance coverage, the Finite Funding and related expenses. These actions were taken to fund remediation and related costs associated with the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries and to protect against additional future costs in excess of our self-insured retention. The original amount of self-insured retention (the amount we must pay before the insurance carrier is obligated to begin payments) was $114.0 million, of which $55.9 million has been eroded, leaving a remaining self-insured retention of $58.1 million at the end of the first nine months of 2008. The estimated range of aggregate exposure related only to the remediation costs of such environmental liabilities is approximately $20 million to $40 million. We had accrued $22.0 million at the end of the first nine months of 2008 for remediation costs, which is our best estimate of the contingent liabilities related to these environmental matters. The Finite Funding may be used to pay a portion of the $22.0 million and thus reduces our future cash obligations. Amounts recorded in our Condensed Consolidated Balance Sheets related to Finite Funding were $10.2 million at the end of the first nine months of 2008 and $11.5 million at the end of fiscal year 2007 and are recorded in “Other assets,” net of $4.7 million recorded in “Other current assets” at the end of each respective period.
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
     During the third quarter of 2006, the Trustee’s motion to dismiss, in which we had joined, was granted and three counts against us based on the use of Trust funds were dismissed with prejudice, as were all counts against the Trustee, on the grounds that Cooper lacks standing to pursue these counts because it is not a beneficiary under the Trust. We then filed a separate motion to dismiss the remaining counts against us. Our motion was also granted during the third quarter of 2006 and all remaining counts against us were dismissed with prejudice. Cooper subsequently filed a notice of appeal with regard to all rulings by the court dismissing the counts against us and the Trustee. Prior to any oral argument, the appellate court on September 7, 2007 issued an opinion affirming the trial court’s opinion. Cooper subsequently filed motion papers asking the Illinois Supreme Court to accept a discretionary appeal of the rulings. The Trustee then filed an opposition brief explaining why the Illinois Supreme Court should not allow another appeal, and we joined in that brief. On November 29, 2007, the Supreme Court of Illinois denied Cooper’s petition for leave to appeal the appellate court’s September 7, 2007 ruling. Cooper did not file a petition for certiorari seeking discretionary review by the United States Supreme Court by the February 27, 2008 deadline for such filing.
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
     Four lawsuits have been filed in California, which name several defendants including certain of our prior subsidiaries. The lawsuits allege that we and our former subsidiaries are liable for personal injury and/or property damage resulting from environmental contamination at the Willits facility. There are 42 personal injury plaintiffs in the lawsuits seeking an unspecified amount of damages, punitive damages, injunctive relief and medical monitoring damages. We are actively defending the lawsuits. At this time, we do not believe these lawsuits are material to our business or financial condition. No other significant changes in the status of the above-described sites or claims occurred, and we were not notified of any other significant new sites or claims during the first nine months of 2008.

16. Segment Reporting
     We operate in one industry located in three geographic segments — U.S., CEE and the Caribbean. We operate in 19 states in the U.S. Internationally, we operate in Ukraine, Poland, Romania, Hungary, the Czech Republic, Slovakia, Puerto Rico, Jamaica, the Bahamas, and Trinidad and Tobago. We have distribution rights in Moldova, Estonia, Latvia, and Lithuania, which are recorded in the CEE geographic segment and Barbados, which is recorded in the Caribbean geographic segment. Through our Sandora joint venture, we sell Sandora-branded products to third party distributors in Belarus, Azerbaijan, Russia and other countries in Eastern Europe and Central Asia, which are recorded in the CEE geographic segment.
     Operating income is exclusive of net interest expense, other miscellaneous income and expense items, minority interest and income taxes. Operating income is inclusive of special charges of $7.1 million and $1.3 million in the third quarter of 2008 and 2007, respectively, and $7.7 million and $4.1 million in the first nine months of 2008 and 2007, respectively (see Note 2 for further discussion).
     The following tables present net sales and operating income of our geographic segments for the third quarter and first nine months of 2008 and 2007 (in millions):

	Third Quarter
	Net Sales		Operating Income (Loss)
	2008	2007	2008	2007

U.S.	$882.7	$877.9	$89.1	$90.8
CEE	382.4	238.2	62.4	46.3
Caribbean	62.4	67.0	(5.2)	2.9

Total	$1,327.5	$1,183.1	$146.3	$140.0

	First Nine Months
	Net Sales		Operating Income (Loss)
	2008	2007	2008	2007

U.S.	$2,580.7	$2,572.7	$259.1	$265.0
CEE	1,004.4	588.2	129.0	76.9
Caribbean	181.9	181.3	(6.0)	1.7

Total	$3,767.0	$3,342.2	$382.1	$343.6

17. Related Party Transactions
     We are a licensed producer and distributor of Pepsi branded products in the U.S., CEE and the Caribbean. We operate under exclusive franchise agreements with soft drink concentrate producers, including “master” bottling and fountain syrup agreements with PepsiCo for the manufacture, packaging, sale and distribution of Pepsi branded products. The franchise agreements contain operating and marketing commitments and conditions for termination. As of the end of the first nine months of 2008, PepsiCo beneficially owned approximately 42 percent of PepsiAmericas’ outstanding common stock.
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
In the third quarter of 2008, we initiated a strategic restructuring in the Caribbean, which included country-specific changes in the go-to-market strategies and streamlining of selling and delivery activities. As a result, we performed an impairment analysis for goodwill and intangible assets recorded in our Caribbean geographic segment. There was no resulting impairment of goodwill based on our analysis. We recorded an impairment of $2.9 million related to a franchise right intangible asset. If our plans do not yield anticipated results, we anticipate possible future impairments of goodwill in the Caribbean.

Environmental Liabilities. We continue to be subject to certain indemnification obligations under agreements related to previously sold subsidiaries, including potential environmental liabilities (see Note 15 to the Condensed Consolidated Financial Statements). We have recorded our best estimate of our probable liability under those indemnification obligations. The estimated indemnification liabilities include expenses for the remediation of identified sites, payments to third parties for claims and expenses (including product liability and toxic tort claims), administrative expenses, and the expense of on-going evaluations and litigation. Such estimates and the recorded liabilities are subject to various factors, including possible insurance recoveries, the allocation of liabilities among other potentially responsible parties, the advancement of technology for means of remediation, possible changes in the scope of work at the contaminated sites, as well as possible changes in related laws, regulations, and agency requirements. We do not discount environmental liabilities. In the third quarter of 2008, we recorded a pretax charge of $15.0 million ($9.2 million net of taxes) related to revised estimates for the costs of environmental remediation, legal and related administrative costs. In particular, we revised our remediation plans at several sites during the quarter resulting in an increase in the accrual for remediation costs of $5.0 million, and we increased our accrual for legal costs by $10.0 million. These legal costs include defense costs associated with toxic tort matters.
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
The effective income tax rate, which is income tax expense expressed as a percentage of income from continuing operations before income taxes, minority interest and equity in net loss of nonconsolidated companies, was 27.0 percent in the third quarter of 2008 compared to 35.1 percent in the third quarter of 2007. The effective tax rates in the first nine months of 2008 and 2007 were 29.6 percent and 35.1 percent, respectively. The lower tax rate was due primarily to favorable country mix of earnings and the associated lower in-country tax rates. In addition, we recorded favorable adjustments associated with the filing of our 2007 U.S. federal income tax return, an investment tax credit in the Czech Republic and a reduction in accruals for uncertain tax positions.
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

The discount rate is used to calculate the present value of expected future pension and postretirement cash flows as of the measurement date. We use high-quality, long-term bond rates as a guideline for establishing this rate. A lower discount rate increases the present value of benefit obligations and increases pension expense. The expected long-term rate of return on plan assets is based on current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. A lower-than-expected rate of return on pension plan assets will increase pension expense. Due to recent declines in the fair value of our pension assets, it is possible that future pension plan expense and contributions may be higher than our fiscal year 2008 expense and contributions.

RESULTS OF OPERATIONS
BUSINESS OVERVIEW
     PepsiAmericas manufactures, distributes, and markets a broad portfolio of beverage products in the U.S., Central and Eastern Europe (“CEE”) and the Caribbean. We sell a variety of brands that we bottle under franchise agreements with various brand owners, the majority with PepsiCo or PepsiCo joint ventures. In some territories, we manufacture, package, sell and distribute products under brands licensed by companies other than PepsiCo, and in some territories we distribute our own brands, such as Toma brands in CEE and the Caribbean and Sandora brands in Ukraine. We serve a significant portion of a 19 state region in the U.S., primarily in the Midwest. Internationally we serve Central and Eastern European and Caribbean markets, including Ukraine, Poland, Romania, Hungary, the Czech Republic, Slovakia, Puerto Rico, Jamaica, the Bahamas, and Trinidad and Tobago. We have distribution rights and distribute in Moldova, Estonia, Latvia, Lithuania and Barbados. In addition, through our Sandora joint venture, we sell Sandora-branded products to third-party distributors in Belarus, Azerbaijan, Russia and other countries in Eastern Europe and Central Asia. We also have a 20 percent equity investment in Agrima JSC (“Agrima”), which gives us a market presence in Bulgaria. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and accompanying Notes in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 29, 2007.
     In the discussion of our results of operations below, the number of bottle and can cases sold is referred to as volume. Constant territory refers to the results of operations excluding the non-comparable territories year-over-year. For third quarter and first nine months of 2008 comparisons, this excluded the operating results of Sandora except for the last 12 days of each period, as we fully consolidated Sandora operating results starting in September 2007. Net pricing is net sales divided by the number of cases and gallons sold for our core businesses, which include bottles and cans (including bottle and can volume from vending equipment sales), as well as foodservice. Changes in net pricing include the impact of sales price (or rate) changes, as well as the impact of foreign currency translation and brand, package and geographic mix. Net pricing and reported volume amounts exclude contract, commissary, and vending (other than bottles and cans) transactions. Contract sales represent sales of manufactured product to other franchise bottlers and typically decline as excess manufacturing capacity is utilized. Cost of goods sold per unit is the cost of goods sold for our core businesses divided by the related number of cases and gallons sold. Volume, net pricing and cost of goods sold per unit also exclude activity associated with beer and snack food products.
Financial Results
     Net income in the third quarter of 2008 was $73.1 million, or $0.58 per diluted common share, compared to net income of $71.5 million, or $0.55 per diluted common share, in the third quarter of 2007. Net income in the first nine months of 2008 was $188.6 million, or $1.48 per diluted common share, compared to net income of $170.1 million or $1.32 per diluted common share, in the first nine months of 2007. The increase in diluted earnings per share in the third quarter and first nine months of 2008 resulted primarily from foreign currency translation, a lower effective tax rate and the acquisition of Sandora, partly offset by special charges of $0.05 per diluted common share. The third quarter and first nine months of 2008 also included a loss from previously discontinued operations related to revised estimates for environmental remediation, legal and related administrative costs, which had a negative impact of $0.07 per diluted common share.
     The first nine months of 2007 included a gain on the sale of non-core property, partly offset by a marketable securities impairment and special charges, which had a net positive impact of $0.01 per diluted common share. Additionally, the first nine months of 2007 results also included a loss from discontinued operations, which had a negative impact of $0.02 per diluted common share.
     In the third quarter and first nine months of 2008, worldwide volume grew 7.9 percent and 9.5 percent, respectively, due to acquisitions and international growth, partly offset by U.S. volume declines. Net pricing on a worldwide basis increased 5.2 percent and 4.1 percent for the third quarter and first nine months of 2008, respectively, primarily to cover increases in raw material costs. The increases in net pricing were offset by cost of goods sold per unit increases of 5.1 percent and 5.5 percent for the third quarter and first nine months of 2008, respectively, which were caused by higher raw material costs. Selling, delivery and administrative (“SD&A”) expenses increased 13.5 percent and 10.4 percent for the third quarter and first nine months of 2008, respectively, due primarily to acquisitions, the impact of foreign currency translation and higher fuel costs.

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
Special Charges
     In the third quarter of 2008, we recorded special charges of $7.1 million. We recorded $5.9 million of special charges in the Caribbean, which consisted of a $2.9 million impairment charge related to an intangible asset and a $3.0 million impairment of fixed assets. We recorded $0.6 million in the U.S. related to our previously announced strategic realignment of the U.S. sales organization, primarily for relocation costs and $0.6 million in CEE related to severance, fixed asset write-offs and lease termination payments. We also recorded special charges of $0.6 million in the first half of 2008 related to the previously announced strategic realignment of our U.S. sales organization. In the fourth quarter of 2008, we anticipate additional special charges of $0.02 per diluted common share, related to severance costs and other costs.
     In the third quarter and first nine months of 2007, we recorded special charges of $1.3 and $3.9 million, respectively, in the U.S. related to our strategic realignment of the U.S. sales organization. In addition, we recorded special charges of $0.2 million in the first nine months of 2007 in Central and Eastern Europe, primarily related to a reduction in the workforce. These special charges were primarily for severance, related benefits and relocation costs.

RESULTS OF OPERATIONS
2008 THIRD QUARTER COMPARED WITH 2007 THIRD QUARTER
     The following is a discussion of our results of operations for the third quarter of 2008 compared to the third quarter of 2007.
Volume
     Sales volume growth (decline) for the third quarter of 2008 and 2007 was as follows:

	2008	2007
U.S.	(2.4%)	(1.6%)
CEE	38.2%	25.2%
Caribbean	(15.5%)	(4.5%)
Worldwide	7.9%	4.3%

	2008 compared to 2007
Volume Change	U.S.	CEE	Caribbean	Worldwide
Constant territory volume	(2.4%)	1.2%	(15.5%)	(2.2%)
Acquisitions	—	37.0%	—	10.1%

Change in volume	(2.4%)	38.2%	(15.5%)	7.9%

     In the third quarter of 2008, worldwide volume increased 7.9 percent. The increase in worldwide volume was due to the incremental impact of acquisitions and constant territory growth in CEE, partly offset by volume declines in the U.S. and Caribbean. Worldwide constant territory volume declined 2.2 percent compared to the prior year third quarter due primarily to lower volume in the U.S.
     Volume in the U.S declined 2.4 percent in the third quarter of 2008 compared to the third quarter of 2007, due to an 8 percent decline in non-carbonated beverages with declines in the lower-margin Aquafina take-home package, as well as Trademark Lipton. Total carbonated soft drink volume declined 1 percent compared to the third quarter of 2007, which was an improvement from the trends in the first and second quarters of 2008, aided by strong holiday volume, innovation and growth in the flavored carbonated soft drink category. Single-serve volume declined 4.8 percent due to softness in the foodservice channel, particularly third-party operators and full service vending.
     Volume in CEE increased 38.2 percent in the third quarter of 2008 compared to the third quarter of 2007. The increase was primarily due to the Sandora acquisition, which contributed 37.0 percentage points of the increase. Constant territory volume was up 1.2 percent led by continued strong growth in Poland and Romania partly offset by a decline in Hungary. The volume growth in Poland and Romania reflected strong growth in the carbonated soft drink category. Double-digit volume declines in Hungary reflected softer category trends, as well as the impact of the margin improvement initiative that began in the second quarter of this year.
     Volume in the Caribbean decreased 15.5 percent in the third quarter of 2008 compared to the same period last year, which was driven mainly by a weaker economy in Puerto Rico.
Net Sales
     Net sales and net pricing statistics for the third quarter of 2008 and 2007 were as follows (dollar amounts in millions):

Net Sales	2008	2007	Change
U.S.	$882.7	$877.9	0.5%
CEE	382.4	238.2	60.5%
Caribbean	62.4	67.0	(6.9%)

Worldwide	$1,327.5	$1,183.1	12.2%

	2008 compared to 2007
Net Sales Change	U.S.	CEE	Caribbean	Worldwide
Volume impact*	(2.0%)	1.1%	(13.3%)	(1.8%)
Net price per case, excluding impact of currency translation	3.2%	7.2%	11.9%	4.6%
Currency translation	—	16.0%	(3.3%)	3.0%
Acquisitions	—	38.2%	—	7.7%
Non-core	(0.7%)	(2.0%)	(2.2%)	(1.3%)

Change in net sales	0.5%	60.5%	(6.9%)	12.2%

*	The amounts in this table represent the dollar impact on net sales due to changes in volume and are not intended to equal the absolute change in volume.

Net Pricing Growth**	2008	2007
U.S.	3.2%	5.2%
CEE	18.4%	22.1%
Caribbean	7.9%	6.9%
Worldwide	5.2%	6.5%

**	Includes the impact from acquisitions and currency translation on core net sales.
     Net sales increased $144.4 million, or 12.2 percent, to $1,327.5 million in the third quarter of 2008 compared to $1,183.1 million in the third quarter of 2007. The increase was mainly attributable to acquisitions, increases in net pricing in all geographies and the favorable impact of foreign currency translation, which added 3 percentage points of growth.
     Net sales in the U.S. for the third quarter of 2008 increased $4.8 million, or 0.5 percent, to $882.7 million from $877.9 million in the prior year third quarter. The increase in net sales was mainly due to 3.2 percent growth in net pricing, driven by rate increases to cover higher raw material costs, partly offset by a decline in volume.
     Net sales in CEE for the third quarter of 2008 increased $144.2 million, or 60.5 percent, to $382.4 million from $238.2 million in the third quarter of 2007. The increase was primarily due to acquisitions, which contributed 38.2 percentage points of the increase. Foreign currency translation contributed 16.0 percentage points to the increase in net sales, partly offset by a 2.0 percent decline in non-core sales. The remaining increase in net sales was due to an increase in net pricing of 7.2 percent on a local currency basis driven by increases in rate and a positive contribution from package mix.
     Net sales in the Caribbean decreased $4.6 million, or 6.9 percent in the third quarter of 2008 to $62.4 million from $67.0 million in the prior year third quarter. The decrease in net sales mainly reflected a decline in volume, partly offset by 7.9 percent growth in net pricing.
Cost of Goods Sold
     Cost of goods sold and cost of goods sold per unit statistics for the third quarter of 2008 and 2007 were as follows (dollar amounts in millions):

Cost of Goods Sold	2008	2007	Change
U.S.	$521.1	$521.1	—
CEE	217.7	128.8	69.0%
Caribbean	46.5	49.3	(5.7%)

Worldwide	$785.3	$699.2	12.3%

	2008 compared to 2007
Cost of Goods Sold Change	U.S.	CEE	Caribbean	Worldwide
Volume impact*	(1.9%)	1.0%	(13.3%)	(1.3%)
Cost per case, excluding impact of currency translation	2.3%	6.0%	13.2%	3.7%
Currency translation	—	10.9%	(3.4%)	1.7%
Acquisitions	—	51.4%	—	9.5%
Non-core	(0.4%)	(0.3%)	(2.2%)	(1.3%)

Change in cost of goods sold	—	69.0%	(5.7%)	12.3%

*	The amounts in this table represent the dollar impact on cost of goods sold due to changes in volume and are not intended to equal the absolute change in volume.

Cost of Goods Sold per Unit Increase**	2008	2007
U.S.	2.3%	6.7%
CEE	24.5%	12.9%
Caribbean	9.2%	5.8%
Worldwide	5.1%	5.8%

**	Includes the impact from acquisitions and currency translation on core cost of goods sold.
     Cost of goods sold increased $86.1 million, or 12.3 percent, to $785.3 million in the third quarter of 2008 from $699.2 million in the prior year third quarter. This increase was driven primarily by acquisitions, higher raw material costs and the negative impact of foreign currency translation, which added 1.7 percentage points to the increase. Cost of goods sold per unit increased 5.1 percent in the third quarter of 2008 compared to the same period in 2007.
     In the U.S., cost of goods sold of $521.1 million in the third quarter of 2008 was flat compared to the prior year third quarter, with a cost of goods sold per unit increase of 2.3 percent, offset by a decline in volume. The cost of goods sold per unit increase reflected higher raw material costs and non-carbonated mix related costs.
     In CEE, cost of goods sold increased $88.9 million, or 69.0 percent, to $217.7 million in the third quarter of 2008 compared to $128.8 million in the prior year third quarter. The increase was primarily due to acquisitions, which contributed 51.4 percentage points of the increase. Additionally, foreign currency translation contributed 10.9 percentage points to the increase in cost of goods sold. Cost of goods sold per unit increased 6.0 percent on a local currency basis in the third quarter of 2008 compared to third quarter of 2007 due to higher raw material costs and product mix.
     In the Caribbean, cost of goods sold decreased $2.8 million, or 5.7 percent, to $46.5 million in the third quarter of 2008 compared to $49.3 million in the third quarter of 2007. The decrease was mainly driven by a decline in volume, offset by a cost of goods sold per unit increase of 9.2 percent, which was attributable to increases in raw material and energy costs.
Selling, Delivery and Administrative Expenses
     SD&A expenses and SD&A expense statistics for the third quarter of 2008 and 2007 were as follows (dollar amounts in millions):

SD&A Expenses	2008	2007	Change
U.S.	$271.9	$264.7	2.7%
CEE	101.7	63.1	61.2%
Caribbean	15.2	14.8	2.7%

Worldwide	$388.8	$342.6	13.5%

	2008 compared to 2007
SD&A Expense Change	U.S.	CEE	Caribbean	Worldwide
Cost impact, excluding impact of currency translation	2.7%	16.5%	6.1%	5.4%
Currency translation	—	20.8%	(3.4%)	3.7%
Acquisitions	—	23.9%	—	4.4%

Change in SD&A expense	2.7%	61.2%	2.7%	13.5%

SD&A Expenses as a Percent of Net Sales	2008	2007
U.S.	30.8%	30.2%
CEE	26.6%	26.5%
Caribbean	24.4%	22.1%
Worldwide	29.3%	29.0%
     In the third quarter of 2008, SD&A increased $46.2 million, or 13.5 percent, to $388.8 million from $342.6 million in the comparable period of the previous year. The increase was driven, in part, by higher energy costs, increased compensation and benefit costs and the negative impact of foreign currency translation, partly offset by cost management initiatives. As a percentage of net sales, SD&A expenses increased to 29.3 percent in the third quarter of 2008, compared to 29.0 percent in the prior year third quarter.
     In the U.S., SD&A expenses increased $7.2 million, or 2.7 percent, to $271.9 million in the third quarter of 2008, compared to $264.7 million in the prior year third quarter. SD&A expenses increased in the third quarter of 2008 due to higher fuel costs and increased compensation and benefit expenses.
     In CEE, SD&A expenses increased $38.6 million, or 61.2 percent, to $101.7 million in the third quarter of 2008 compared to $63.1 million in the prior year third quarter. Acquisitions contributed 23.9 percentage points of the increase and foreign currency translation contributed 20.8 percent. As a percentage of net sales, SD&A expenses increased to 26.6 percent compared to 26.5 percent in the third quarter of 2007, due to continued investments in advertising and marketing. In the third quarter of 2008, we received several negative court decisions in the Czech Republic that upheld VAT assessments on marketing equipment that had been provided to customers free of charge from 1999 to 2001. As a result, we recorded a $3.5 million charge in the third quarter of 2008. We plan to appeal to the Supreme Administrative Court on this matter.
     In the Caribbean, SD&A expenses increased $0.4 million, or 2.7 percent, to $15.2 million in the third quarter of 2008 from $14.8 million in the prior year third quarter. SD&A expenses as a percentage of net sales increased to 24.4 percent in the third quarter of 2008 compared to 22.1 percent in the prior year third quarter reflecting higher energy costs.
Special Charges
     In the third quarter of 2008 and 2007, we recorded special charges of $0.6 and $1.3 million, respectively, in the U.S. related to severance and relocation costs associated with our previously announced strategic realignment to further strengthen our customer focused go-to-market strategy. In the third quarter of 2008, we recorded special charges of $0.6 million in CEE related to severance, leasehold improvement write-offs and lease termination payments for the Hungary warehouse consolidation.
     A strategic restructuring of the Caribbean operations was initiated in the third quarter of 2008, which included country-specific changes in the go-to-market strategies and streamlining of selling and delivery activities. In the third quarter of 2008, we recorded special charges of $5.9 million in the Caribbean related to the impairment of fixed assets and franchise right intangible assets in the Bahamas.

Operating Income
     Operating income (loss) for the third quarter of 2008 and 2007 was as follows (in millions):

	2008	2007	Change
U.S.	$89.1	$90.8	(1.9%)
CEE	62.4	46.3	34.8%
Caribbean	(5.2)	2.9	*

Worldwide	$146.3	$140.0	4.5%

*	Calculation of percentage is not meaningful.
     Operating income increased $6.3 million, or 4.5 percent, to $146.3 million in the third quarter of 2008, compared to $140.0 million in the third quarter of 2007.
     Operating income in the U.S. decreased $1.7 million, or 1.9 percent, to $89.1 million in the third quarter of 2008 from $90.8 million in the third quarter of 2007. The decrease was primarily due to lower volume, higher raw material costs and higher SD&A expenses.
     Operating income in CEE increased to $62.4 million in the third quarter of 2008, compared to $46.3 million in the prior year third quarter. This was mainly due to the beneficial impact of foreign currency translation and acquisitions, with the remainder of the increase due to volume growth and increases in net pricing on a local currency basis.
     Operating loss in the Caribbean was $5.2 million in the third quarter of 2008, compared to operating income of $2.9 million in the prior year third quarter. The decrease was primarily due to special charges and volume declines in the third quarter of 2008.
Interest Expense and Other (Expense) Income
     Net interest expense increased $0.2 million in the third quarter of 2008 to $27.5 million, compared to $27.3 million in the third quarter of 2007, mainly due to higher overall debt levels related to acquisitions, partly offset by lower interest rates.
     We recorded other expense, net, of $1.4 million in the third quarter of 2008 compared to other expense, net, of $1.5 million reported in the third quarter of 2007. Foreign currency translation gains were $0.8 million in the third quarter of 2008 compared to $0.7 million in the prior year third quarter. The foreign currency translation gains were offset by other expenses.
Income Taxes
     The effective income tax rate, which is income tax expense expressed as a percentage of income from continuing operations before income taxes, minority interest and equity in net loss of nonconsolidated companies, was 27.0 percent for the third quarter of 2008, compared to 35.1 percent in the third quarter of 2007. The lower tax rate was due primarily to favorable country mix of earnings and the associated lower in-country tax rates. In addition, we recorded favorable adjustments associated with the filing of our 2007 U.S. federal income tax return, an investment tax credit in the Czech Republic and a reduction in accruals for uncertain tax positions. These items provided 4.1 percentage points of favorability to the effective income tax rate for the third quarter of 2008.
Minority Interest
     We fully consolidated the operating results of Sandora and the Bahamas in our Condensed Consolidated Statements of Income. Minority interest represented 40 percent of Sandora results and 30 percent of the Bahamas results that we did not own in the third quarter of 2008 and 2007.
Equity in Net Loss of Nonconsolidated Companies
     In the third quarter of 2007, we purchased a 20 percent interest in a joint venture that owns Agrima. Equity in net loss of nonconsolidated companies was $0.1 million in the third quarter of 2008.

Loss on Discontinued Operations
     In the third quarter of 2008, we recorded a pretax charge of $15.0 million ($9.2 million net of taxes) related to related to revised estimates for the costs of environmental remediation, legal and related administrative costs. In particular, we revised our remediation plans at several sites during the quarter resulting in an increase in the accrual for remediation costs of $5.0 million, and we increased our accrual for legal costs by $10.0 million. These legal costs include defense costs associated with toxic tort matters.
Net Income
     Net income increased $1.6 million to $73.1 million in the third quarter of 2008, compared to $71.5 million in the third quarter of 2007. In addition, the acquisition of Sandora had a positive impact on net income in the third quarter. The discussion of our operating results, included above, explains the remainder of the increase in net income.
     During the third quarter of 2008, foreign currency translation had a positive impact on the operating results. Based on recent trended movement in currency exchange rates subsequent to the end of the third quarter, we would not expect the impact from foreign currency translation be as beneficial to our operating results in the fourth quarter of 2008.

RESULTS OF OPERATIONS
2008 FIRST NINE MONTHS COMPARED WITH 2007 FIRST NINE MONTHS
     The following is a discussion of our results of operations for the first nine months of 2008 compared to the first nine months of 2007.
Volume
     Sales volume growth (decline) for the first nine months of 2008 and 2007 was as follows:

	2008	2007
U.S.	(3.1%)	(1.6%)
CEE	48.9%	46.9%
Caribbean	(4.0%)	(4.9%)
Worldwide	9.5%	6.7%

Volume Change	2008 compared to 2007
	U.S.	CEE	Caribbean	Worldwide
Constant territory volume	(3.1%)	3.4%	(4.0%)	(1.5%)
Acquisitions	—	45.5%	—	11.0%

Change in volume	(3.1%)	48.9%	(4.0%)	9.5%

     In the first nine months of 2008, worldwide volume increased 9.5 percent compared to the prior year. The increase in worldwide volume was primarily due to the incremental impact of acquisitions and constant territory growth in CEE, partly offset by volume declines in the U.S. and Caribbean.
     Volume in the U.S declined 3.1 percent in the first nine months of 2008 compared to the first nine months of 2007 due, in part, to a decline in carbonated soft drink volume of 2 percent. Single-serve volume declined 3 percent due mainly to softness in the foodservice and convenience and gas channels. The non-carbonated beverage category declined 6 percent, due to a 14 percent volume decline in Aquafina and an 11 percent decline in the tea category.
     Volume in CEE increased 48.9 percent in the first nine months of 2008 compared to the same period in 2007. The increase was primarily due to the Sandora acquisition, which contributed 45.5 percentage points of the increase. The remaining growth in CEE was led by double-digit growth in Romania and high single-digit growth in Poland. The double-digit growth in Romania was mostly due to a 12 percent increase in carbonated soft drink volume driven by innovation and a 6 percent increase in the non-carbonated beverage category.
     Volume in the Caribbean decreased 4.0 percent in the first nine months of 2008 compared to the same period last year driven mainly by a weaker economy in Puerto Rico.
Net Sales
     Net sales and net pricing statistics for the first nine months of 2008 and 2007 were as follows (dollar amounts in millions):

Net Sales	2008	2007	Change

U.S.	$2,580.7	$2,572.7	0.3%
CEE	1,004.4	588.2	70.8%
Caribbean	181.9	181.3	0.3%

Worldwide	$3,767.0	$3,342.2	12.7%

	2008 compared to 2007
Net Sales Change	U.S.	CEE	Caribbean	Worldwide
Volume impact*	(2.6%)	3.1%	(3.6%)	(1.3%)
Net price per case, excluding impact of currency translation	3.4%	5.3%	6.9%	3.6%
Currency translation	—	17.8%	(2.5%)	3.0%
Acquisitions	—	46.7%	—	8.2%
Non-core	(0.5%)	(2.1%)	(0.5%)	(0.8%)

Change in net sales	0.3%	70.8%	0.3%	12.7%

*	The amounts in this table represent the dollar impact on net sales due to changes in volume and are not intended to equal the absolute change in volume.

Net Pricing Growth**	2008	2007
U.S.	3.4%	5.5%
CEE	17.9%	20.1%
Caribbean	4.3%	6.2%
Worldwide	4.1%	5.2%

**	Includes the impact from acquisitions and currency translation on core net sales.
     Net sales increased $424.8 million, or 12.7 percent, to $3,767.0 million in the first nine months of 2008, compared to $3,342.2 million in the first nine months of 2007. The increase was mainly attributable to acquisitions, worldwide increases in net pricing, the favorable impact of foreign currency translation, which added 3 percentage points of growth, and organic volume growth in CEE.
     Net sales in the U.S. in the first nine months of 2008 increased $8.0 million, or 0.3 percent, to $2,580.7 million from $2,572.7 million in the first nine months of 2007. The increase in net sales was primarily due to a 3.4 percent increase in net pricing driven by rate increases and favorable product mix, partly offset by a volume decline.
     Net sales in CEE in the first nine months of 2008 increased $416.2 million, or 70.8 percent, to $1,004.4 million from $588.2 million in the first nine months of 2007. The increase was primarily due to acquisitions, which contributed 46.7 percentage points of the increase. Foreign currency translation contributed 17.8 percentage points to the increase in net sales. The remaining increase in net sales was due to volume growth, partly offset by a decline in non-core sales. Net pricing increased 5.3 percent on a local currency basis, driven by rate increases and favorable product mix.
     Net sales in the Caribbean increased $0.6 million, or 0.3 percent, in the first nine months of 2008 to $181.9 million from $181.3 million in the first nine months of 2007 as a result of an increase in net pricing of 4.3 percent, partly offset by a decline in volume.
Cost of Goods Sold
     Cost of goods sold and cost of goods sold per unit statistics for the first nine months of 2008 and 2007 were as follows (dollar amounts in millions):

Cost of Goods Sold	2008	2007	Change

U.S.	$1,517.0	$1,510.6	0.4%
CEE	600.2	331.7	80.9%
Caribbean	137.0	134.7	1.7%

Worldwide	$2,254.2	$1,977.0	14.0%

	2008 compared to 2007
Cost of Goods Sold Change	U.S.	CEE	Caribbean	Worldwide
Volume impact*	(2.5%)	4.4%	(2.0%)	(1.4%)
Cost per case, excluding impact of currency translation	3.2%	6.3%	8.0%	3.7%
Currency translation	—	13.2%	(2.4%)	2.0%
Acquisitions	—	60.8%	—	10.2%
Non-core	(0.3%)	(3.8%)	(1.9%)	(0.5%)

Change in cost of goods sold	0.4%	80.9%	1.7%	14.0%

*	The amounts in this table represent the dollar impact on cost of goods sold due to changes in volume and are not intended to equal the absolute change in volume.

Cost of Goods Sold per Unit Increase**	2008	2007
U.S.	3.2%	6.1%
CEE	26.0%	12.1%
Caribbean	5.5%	5.7%
Worldwide	5.5%	4.3%

**	Includes the impact from acquisitions and currency translation on core cost of goods sold.
     Cost of goods sold increased $277.2 million, or 14.0 percent, to $2,254.2 million in the first nine months of 2008 from $1,977.0 million in the first nine months of 2007. This increase was driven primarily by acquisitions, higher raw material costs and the negative impact of foreign currency translation, which added 2 percentage points to the increase. Cost of goods sold per unit increased 5.5 percent in the first nine months of 2008 compared to the same period in 2007.
     In the U.S., cost of goods sold increased $6.4 million, or 0.4 percent, to $1,517.0 million in the first nine months of 2008 from $1,510.6 million in the first nine months of 2007. Cost of goods sold per unit increased 3.2 percent in the U.S., primarily due to higher raw material costs.
     In CEE, cost of goods sold increased $268.5 million, or 80.9 percent, to $600.2 million in the first nine months of 2008, compared to $331.7 million in the first nine months of 2007. The increase was primarily due to acquisitions, which contributed 60.8 percentage points of the increase. Additionally, foreign currency translation contributed 13.2 percentage points to the increase in cost of goods sold. Cost of goods sold per unit increased 6.3 percent on a local currency basis in the first nine months of 2008 compared to first nine months of 2007 due to higher raw material costs and product mix.
     In the Caribbean, cost of goods sold increased $2.3 million, or 1.7 percent, to $137.0 million in the first nine months of 2008, compared to $134.7 million in the first nine months of 2007. The increase was mainly driven by an increase in cost of goods sold per unit of 5.5 percent, attributable to higher raw material and energy costs.
Selling, Delivery and Administrative Expenses
     SD&A expenses and SD&A expense statistics for the first nine months of 2008 and 2007 were as follows (dollar amounts in millions):

SD&A Expenses	2008	2007	Change

U.S.	$803.4	$793.2	1.3%
CEE	274.6	179.4	53.1%
Caribbean	45.0	44.9	0.2%

Worldwide	$1,123.0	$1,017.5	10.4%

SD&A Expense Change	2008 compared to 2007
	U.S.	CEE	Caribbean	Worldwide
Cost impact, excluding impact of currency translation	1.3%	9.7%	2.4%	2.9%
Currency translation	—	19.9%	(2.2%)	3.4%
Acquisitions	—	23.5%	—	4.1%
Change in SD&A expense	1.3%	53.1%	0.2%	10.4%

SD&A Expenses as a Percent of Net Sales	2008	2007
U.S.	31.1%	30.8%
CEE	27.3%	30.5%
Caribbean	24.7%	24.8%
Worldwide	29.8%	30.4%
     In the first nine months of 2008, SD&A increased $105.5 million, or 10.4 percent, to $1,123.0 million from $1,017.5 million in the comparable period of the previous year. As a percentage of net sales, SD&A expenses decreased to 29.8 percent in the first nine months of 2008, compared to 30.4 percent in the prior year first nine months, caused by the impact of acquisitions and effective cost management.
     In the U.S., SD&A expenses increased $10.2 million, or 1.3 percent, to $803.4 million in the first nine months of 2008, compared to $793.2 million in the first nine months of 2007. SD&A expenses increased in the first nine months of 2008 due to an increase in fuel costs, partly offset by favorable compensation and benefit expenses and effective cost management.
     In CEE, SD&A expenses increased $95.2 million, or 53.1 percent, to $274.6 million in the first nine months of 2008 compared to $179.4 million in the first nine months of 2007. Acquisitions contributed 23.5 percentage points of the increase and foreign currency translation contributed 19.9 percent. As a percentage of net sales, SD&A expense improved to 27.3 percent compared to 30.5 percent in the first nine months of 2007, primarily due to lower overall operating costs for Sandora as compared to the other markets in CEE. In the third quarter of 2008, we received several negative court decisions in the Czech Republic that upheld VAT assessments on marketing equipment that was provided to customers free of charge from 1999 to 2001. As a result, we recorded a $3.5 million charge in the first nine months of 2008. We plan to appeal to the Supreme Administrative Court on this matter.
     In the Caribbean, SD&A expenses increased $0.1 million, or 0.2 percent, to $45.0 million in the first nine months of 2008 from $44.9 million in the first nine months of 2007. SD&A expenses as a percentage of net sales decreased to 24.7 percent in the first nine months of 2008 compared to 24.8 percent in the first nine months of 2007 reflecting effective cost management.
Special Charges
     In the first nine months of 2008 and 2007, we recorded special charges of $1.2 and $3.9 million in the U.S., related to severance and relocation costs associated with our previously announced strategic realignment to further strengthen our customer focused go-to-market strategy. In the first nine months of 2008 and 2007, we recorded special charges of $0.6 million and $0.2 million, respectively, in CEE mainly related to severance, related benefits, relocation costs, leasehold improvement write-offs and lease termination payments for the Hungary warehouse consolidation.
     A strategic restructuring of the Caribbean operations was initiated in the third quarter of 2008, which included country-specific changes in the go-to-market strategies and streamlining of selling and delivery activities. In the first nine months of 2008, we recorded special charges of $5.9 million in the Caribbean related to the impairment of fixed assets and franchise right intangible assets in the Bahamas.

Operating Income
     Operating income (loss) for the first nine months of 2008 and 2007 was as follows (in millions):

	2008	2007	Change
U.S.	$259.1	$265.0	(2.2%)
CEE	129.0	76.9	67.8%
Caribbean	(6.0)	1.7	*

Worldwide	$382.1	$343.6	11.2%

*	Calculation of percentage is not meaningful.
     Operating income increased $38.5 million, or 11.2 percent, to $382.1 million in the first nine months of 2008, compared to $343.6 million in prior year first nine months.
     Operating income in the U.S. decreased $5.9 million or 2.2 percent, to $259.1 million in the first nine months of 2008 from $265.0 million in the first nine months of 2007. The decrease was primarily due to lower volume, higher cost of goods sold, and higher SD&A expenses, partly offset by increases in net pricing.
     Operating income in CEE increased $52.1 million, or 67.8 percent, to $129.0 million in the first nine months of 2008, compared to $76.9 million in the first nine months of 2007. This was mainly due to the beneficial impact of acquisitions, foreign currency translation, organic volume growth and increases in net pricing on a local currency basis.
     Operating loss in the Caribbean was $6.0 million in the first nine months of 2008, compared to operating income of $1.7 million in the first nine months of 2007, due to special charges recorded in the third quarter of 2008 and higher raw material and energy costs.
Interest Expense and Other (Expense) Income
     Net interest expense increased $6.5 million in the first nine months of 2008 to $85.6 million, compared to $79.1 million in the first nine months of 2007. The increase was mainly due to higher overall debt levels related to acquisitions, partly offset by lower interest rates.
     We recorded other expense, net, of $1.6 million in the first nine months of 2008 compared to other income, net, of $1.4 million in the first nine months of 2007. Foreign currency translation gains were $5.0 million in the first nine months of 2008 compared to $1.1 million in the first nine months of 2007. The foreign currency translation gains were offset by other expenses. The prior year results included a $10.2 million gain on the sale of non-core property and a $4.0 million other-than-temporary impairment loss related to a marketable security investment.
Income Taxes
     The effective income tax rate, which is income tax expense expressed as a percentage of income from continuing operations before income taxes, minority interest and equity in net loss of nonconsolidated companies was 29.6 percent for the first nine months of 2008, compared to 35.1 percent in the first nine months of 2007. The lower tax rate was due primarily to favorable country mix of earnings and the associated lower in-country tax rates. In addition, we recorded favorable adjustments associated with the filing of our 2007 U.S. federal income tax return, an investment tax credit in the Czech Republic and a reduction in accruals for uncertain tax positions. These items provided 1.5 percentage points of favorability to the effective income tax rate for the first nine months of 2008.
Minority Interest
     We fully consolidated the operating results of Sandora and the Bahamas in our Condensed Consolidated Statements of Income. Minority interest represented 40 percent of Sandora results we did not own in the first nine months of 2008 and 30 percent of the Bahamas results that we did not own in the first nine months of 2008 and 2007.

Equity in Net Loss of Nonconsolidated Companies
     In the third quarter of 2007, we purchased a 20 percent interest in a joint venture that owns Agrima. Equity in net loss of nonconsolidated companies was $0.7 million in the first nine months of 2008.
Loss on Discontinued Operations
     In the first nine months of 2008, we recorded a pretax charge of $15.0 million ($9.2 million net of taxes) related to revised estimates for the costs of environmental remediation, legal and related administrative costs. In particular, we revised our remediation plans at several sites during the quarter resulting in an increase in the accrual for remediation costs of $5.0 million, and we increased our accrual for legal costs by $10.0 million. These legal costs include defense costs associated with toxic tort matters.
Net Income
     Net income increased $18.5 million to $188.6 million in the first nine months of 2008, compared to $170.1 million in the first nine months of 2007. The acquisition of Sandora had a positive impact on net income during the first nine months of 2008. The discussion of our operating results, included above, explains the remainder of the increase in net income.

LIQUIDITY AND CAPITAL RESOURCES
     Operating Activities. Net cash provided by operating activities decreased by $8.3 million to $320.2 million in the first nine months of 2008, compared to $328.5 million in the first nine months of 2007. This decrease can mainly be attributed to higher compensation-related benefit payments and the timing of working capital, partially offset by the incremental contribution of Sandora results, higher net income, and reduced cash outlays related to special charges.
     Investing Activities. Investing activities in the first nine months of 2008 included capital investments of $162.9 million, which were $19.6 million higher than the prior year period primarily due to Sandora.
     Proceeds from the sale of property in the first nine months of 2008 were $6.4 million compared to $27.8 million in the first nine months of 2007. In the first nine months of 2007, we received $20.7 million of proceeds related to the sale of non-core property, which consisted of railcars and locomotives.
     Financing Activities. Our total debt increased $50.8 million to $2,191.9 million at the end of the first nine months of 2008, from $2,141.1 million at the end of fiscal year 2007. The increase in total debt was due to our commercial paper borrowings that were used primarily for capital expenditures and general corporate purposes. In the second quarter of 2008, we repaid $47.5 million of long-term debt that was acquired as part of the Sandora acquisition. Included in this payment were $2.5 million of prepayment penalty fees. As a part of the transaction, we received $26.0 million of cash from PepsiCo that included their portion of the debt repayment. This cash receipt is reflected in financing activities in the Condensed Consolidated Statement of Cash Flows.
     We utilize revolving credit facilities both in the U.S. and in our international operations to fund short-term financing needs, primarily for working capital. In the U.S., we have an unsecured revolving credit facility under which we can borrow up to an aggregate of $600 million. The facility is for general corporate purposes, including commercial paper backstop. It is our policy to maintain a committed bank facility as backup financing for our commercial paper program. The interest rates on the revolving credit facility, which expires in 2011, are based primarily on the London Interbank Offered Rate (“LIBOR”). Accordingly, we have a total of $600 million available under our commercial paper program and revolving credit facility combined. We had $386.5 million of commercial paper borrowings at the end of the first nine months of 2008, compared to $269.5 million at the end of fiscal year 2007. Internationally, we had revolving credit facility borrowings of $1.8 million at the end of the first nine months of 2008 compared to $22.7 million at the end of fiscal year 2007.
     During the first nine months of 2008 and 2007, we repurchased 4.1 million and 2.7 million shares of our common stock for $105.2 million and $59.4 million, respectively. The issuance of common stock, including treasury shares, for the exercise of stock options resulted in cash inflows of $2.8 million in the first nine months of 2008, compared to $48.2 million in the first nine months of 2007.
     On July 24, 2008, our Board of Directors declared a quarterly dividend of $0.135 per share on PepsiAmericas common stock for the third quarter of 2008. The dividend was payable October 1, 2008 to shareholders of record on September 15, 2008. This dividend was paid in the fourth quarter of 2008. On October 2, 2008, our Board of Directors declared a dividend of $0.135 per share on PepsiAmericas common stock for the fourth quarter of 2008. The dividend is payable January 2, 2009 to shareholders of record on December 15, 2008. In the first nine months of 2008, we paid cash dividends of $51.4 million, which included the fourth quarter of 2007 dividend of $16.6 million, $1.1 million of dividends that were paid as a result of restricted shares and restricted stock units vesting, and the first and second quarter of 2008 dividends of $16.9 million and $16.8 million, respectively. The 2007 and the 2008 dividends were based on a dividend rate of $0.13 and $0.135 per share, respectively. In the first nine months of 2007, we paid cash dividends of $48.6 million, which included the fourth quarter of 2006 dividend of $15.9 million and the first and second quarter of 2007 dividends of $16.3 million and $16.4 million, respectively. The 2006 and the 2007 dividends were based on a dividend rate of $0.125 and $0.13 per share, respectively.
     See our Annual Report on Form 10-K for fiscal year 2007 for a summary of our contractual obligations as of the end of fiscal year 2007. There were no significant changes to such contractual obligations in the first nine months of 2008.
     Worldwide capital and credit markets, including the commercial paper markets, have recently experienced increased volatility and disruption. Despite this volatility and disruption, we have continued to have full access to the commercial paper market. In addition, as noted above, we have a revolving credit facility that acts as a commercial paper backstop. We believe that our operating cash flows are sufficient to fund our existing operations and contractual obligations for the foreseeable future. In addition, we believe that our operating cash flows, available lines of credit, and the potential for additional debt and equity offerings will provide sufficient resources to fund our future growth and expansion, although there can be no assurance that continued or increased volatility and disruption in the worldwide capital and credit markets will not impair our ability to access these markets on terms commercially acceptable. There are a number of options available to us and we continue to examine the optimal uses of our cash, including reinvesting in our existing business, reducing debt, repurchasing our stock and making acquisitions with an appropriate economic return.

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
     In the third quarter of 2008, we recorded a charge of $15.0 million ($9.2 million net of taxes) related to revised estimates for environmental remediation, legal and related administrative costs. At the end of the first nine months of 2008, we had recorded $40.7 million in liabilities for future remediation and other related costs arising out of our indemnification obligations. This amount excludes possible insurance recoveries and is determined on an undiscounted cash flow basis. In addition, we have funded coverage pursuant to an insurance policy (the “Finite Funding”) purchased in fiscal year 2002, which reduces the cash required to be paid by us for certain environmental sites pursuant to our indemnification obligations. The Finite Funding amount recorded was $10.2 million at the end of the first nine months of 2008, of which $4.7 million is expected to be recovered in the next 12 months based on our expenditures, and thus is included as a current asset.
     During the first nine months of 2008 and 2007, we paid, net of taxes, $7.5 million for each respective period, related to such indemnification obligations, including the offsetting benefit of insurance recovery settlements of $4.8 million and $4.6 million, respectively, on an after-tax basis. Expenditures in the first nine months of 2008 included settlement with 68 plaintiffs in the Avila toxic tort matter. We expect to spend approximately $17.8 million on a pre-tax basis in fiscal year 2008 related to our indemnification obligations, excluding possible insurance recoveries and the benefit of income taxes. See Note 15 to the Condensed Consolidated Financial Statements for further discussion of discontinued operations and related environmental liabilities.
RELATED PARTY TRANSACTIONS
     We are a licensed producer and distributor of Pepsi branded products in the U.S., CEE and the Caribbean. We operate under exclusive franchise agreements with soft drink concentrate producers, including “master” bottling and fountain syrup agreements with PepsiCo for the manufacture, packaging, sale and distribution of Pepsi branded products. The franchise agreements contain operating and marketing commitments and conditions for termination. As of the end of the first nine months of 2008, PepsiCo beneficially owned approximately 42 percent of PepsiAmericas’ outstanding common stock.
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
Commodity Prices
     We purchase commodity inputs such as aluminum for our cans, resin for our polyethylene terephthalate (“PET”) bottles, natural gas, diesel fuel, unleaded gasoline, high fructose corn syrup, and sugar to be used in our operations. These commodities are subject to price fluctuations that may create price risk. Our ability to recover higher product costs through price increases to customers may be limited due to the competitive pricing environment that exists in the soft drink business. We may use derivative financial instruments to hedge price fluctuations for a portion of anticipated purchases of certain commodities used in our operations. We have policies governing the hedging instruments we may use, including a policy to not enter into derivative contracts for speculative or trading purposes. For derivatives where we cannot achieve hedge accounting, such as hedges of forecasted purchases of diesel fuel, we record changes in the fair value of those instruments on a mark-to-market basis. At the end of the first nine months of 2008, we had outstanding derivative contracts for anticipated purchases of diesel fuel and natural gas.
Interest Rates
     In the first nine months of 2008, the risk from changes in interest rates was not material to our operations because a significant portion of our debt issues represented fixed rate obligations. At the end of the first nine months of 2008, approximately 23 percent of our debt issues were variable rate obligations. Our floating rate exposure relates to changes in the six-month LIBOR rate and the federal funds rate. Assuming consistent levels of floating rate debt with those held at the end of the first nine months of 2008, a 50 basis point change (0.5 percent) in each of these rates would have had an impact of approximately $2.0 million on interest expense for the first nine months of 2008. We had cash equivalents throughout the first nine months of 2008, principally invested in money market funds, which were most closely tied to the overnight federal funds rate. Assuming a 50 basis point change in the rate of interest associated with our short-term investments at the end of the first nine months of 2008, interest income for the first nine months of 2008 would not have changed by a significant amount.
Currency Exchange Rates
     Because we operate outside the U.S., we are subject to risk resulting from changes in currency exchange rates. Currency exchange rates are influenced by a variety of economic factors including local inflation, growth, interest rates and governmental actions, as well as other factors. In particular, our operations in CEE are subject to currency exchange rate exposure associated with components of costs of goods sold, particularly concentrate. We may use derivative financial instruments to hedge currency exchange rate fluctuations associated with a portion of anticipated purchases of raw materials. Our investment in markets outside the U.S. has increased during the past several years and as such, our exposure to currency risk has increased.
     Based on net sales, international operations represented approximately 33 percent and 31 percent of our total operations in the third quarter and first nine months of 2008, respectively. Changes in currency exchange rates impact the translation of the operations’ results from their local currencies into U.S. dollars. During the third quarter and first nine months of 2008, foreign currency had a beneficial impact to net income of $8.7 million and $22.9 million, respectively. If the currency exchange rates had changed by one percent in the third quarter and first nine months of 2008, we estimate the impact on reported operating income for those periods would have been approximately $0.6 million and $1.3 million, respectively. Our estimate reflects the fact that a portion of the international operations costs are denominated in U.S. dollars, including raw material purchases. This estimate does not take into account the possibility that rates can move in opposite directions and that gains in one category may or may not be offset by losses from another category. At the end of the first nine months of 2008, we had outstanding derivative contracts for anticipated purchases of raw materials for which payment is settled in currencies other than our local operations’ functional currency.

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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 27, 2008, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during the quarter ended September 27, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     From approximately 1945 to 1995, various entities owned and operated a facility that manufactured hydraulic equipment in Willits, California. The plant site was contaminated by various chemicals and metals. On August 23, 1999, an action entitled Donna M. Avila, et al. v. Willits Environmental Remediation Trust, Remco Hydraulics, Inc., M-C Industries, Inc., Pneumo Abex Corporation and Whitman Corporation, Case No. C99-3941 CAL, was filed in U.S. District Court for the Northern District of California. On January 16, 2001, a second lawsuit, entitled Pamela Jo Alrich, et al. v. Willits Environmental Remediation Trust, et al., Case No. C 01 0266 SI, against essentially the same defendants was filed in the same court. The same defendants were served with a third lawsuit, entitled Nickerman v. Remco Hydraulics, on April 3, 2006. These three lawsuits were consolidated before the same judge in the U.S. District Court for the Northern District of California. In these lawsuits, individual plaintiffs claim that PepsiAmericas is liable for personal injury and/or property damage resulting from environmental contamination at the facility. There were over 1,000 claims filed in the three lawsuits. The Court dismissed a large portion of the claims; and in 2006 and 2008 we settled a significant number of the claims. There were 15 claims remaining for these lawsuits as of the end of the third quarter of 2008. A trial date has been set for June 2009 for these claims. In early July 2008, a fourth lawsuit was filed. This lawsuit has 27 plaintiffs and is based on the same claims as the prior three lawsuits. We are actively defending the lawsuits. At this time, we do not believe these lawsuits are material to the business or financial condition of PepsiAmericas.
Item 1A. Risk Factors
     There have been no material changes with respect to the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Our share repurchase program activity for each of the three months and the quarter ended September 27, 2008 was as follows:

		Total Number of	Maximum Number of
		Shares Purchased as	Shares that May Yet
	Total Number of	Part of Publicly	Be Purchased Under
	Shares Purchased	Announced Plans or	the Plans or
Period	(1)	Programs (2)	Programs (3)
June 29, 2008 - July 26, 2008	—	36,930,500	13,069,500
July 27, 2008 - August 23, 2008	—	36,930,500	13,069,500
August 24, 2008 - September 27, 2008	—	36,930,500	13,069,500

For the Quarter Ended September 27, 2008	—

(1)	Represents shares purchased in open-market transactions pursuant to our publicly announced repurchase program.

(2)	Represents cumulative shares purchased under previously announced share repurchase authorizations by the Board of Directors. Share repurchases began in 1999 under an authorization for 15 million shares announced on November 19, 1999. These amounts are not included in the table above. On December 19, 2002, the Board of Directors authorized the repurchase of 20 million additional shares. The Board of Directors later authorized the repurchase of 20 million additional shares as announced on July 21, 2005. Share repurchase activity for the last two authorizations is included in the table above.

(3)	As noted above, on July 21, 2005 we announced that our Board of Directors authorized the repurchase of 20 million additional shares under a previously authorized repurchase program. This repurchase authorization does not have a scheduled expiration date. On July 24, 2008, we announced that our Board of Directors authorized the repurchase of 10 million additional shares under our previously authorized repurchase program.

Item 5. Other Information
(a)	Item 8.01. Other Events. On October 2, 2008, our Board of Directors declared a dividend of $0.135 per share on PepsiAmericas common stock. The dividend is payable January 2, 2009 to shareholders of record on December 15, 2008. Our Board of Directors reviews the dividend policy on a quarterly basis.
Item 6. Exhibits
See “Exhibit Index.”

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEPSIAMERICAS, INC.
Dated: October 31, 2008	By:	/s/ ALEXANDER H. WARE
Alexander H. Ware
Executive Vice President and Chief Financial Officer (As Principal Financial Officer and Duly Authorized Officer of PepsiAmericas, Inc.)

Dated: October 31, 2008	By:	/s/ TIMOTHY W. GORMAN
Timothy W. Gorman
Senior Vice President and Controller (As Chief Accounting Officer)

EXHIBIT INDEX
3.1	Restated Certificate of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-64292) filed on June 29, 2001).

3.2	By-Laws, as amended and restated on December 14, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed on December 18, 2006).

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.