Form 10-K
period 2009-01-03
PEPSIAMERICAS INC/IL/
filed 2009-03-04
CIK 1084230

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2009.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 001-15019

PEPSIAMERICAS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-6167838 (I.R.S. Employer Identification Number)

4000 RBC Plaza, 60 South Sixth Street Minneapolis, Minnesota (Address of principal executive offices)	55402 (Zip Code)
(612) 661-4000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value	Each class is registered on:
Preferred Stock, $0.01 par value	New York Stock Exchange
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

As of June 28, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates (assuming for the sole purpose of this calculation, that all directors and officers of the registrant are “affiliates”) was $1,152.4 million (based on the closing sale price of the registrant’s common stock as reported on the New York Stock Exchange). The number of shares of common stock outstanding at that date was 127,270,334 shares.

The number of shares of common stock outstanding as of February 27, 2009 was 125,519,755.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this document is incorporated by reference to specified portions of the registrant’s definitive proxy statement for the annual meeting of shareholders to be held May 7, 2009.

PEPSIAMERICAS, INC.

FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED JANUARY 3, 2009

PART I

Item 1.	Business.

General

On November 30, 2000, Whitman Corporation merged with PepsiAmericas, Inc. (the “former PepsiAmericas”), and in January 2001, the combined entity changed its name to PepsiAmericas, Inc. (referred to as “PepsiAmericas,” “we,” “our” and “us”). We manufacture, distribute and market a broad portfolio of beverage products in the United States (“U.S.”), Central and Eastern Europe (“CEE”) and the Caribbean, and have expanded our distribution to include snack foods in certain markets.

We sell a variety of brands that we bottle under licenses from PepsiCo, Inc. (“PepsiCo”) or PepsiCo joint ventures, which accounted for approximately 80 percent of our total net sales in fiscal year 2008. We account for approximately 19 percent of all PepsiCo beverage products sold in the U.S. In some territories, we manufacture, package, sell and distribute products under brands licensed by companies other than PepsiCo, and in some territories we distribute our own brands, such as Sandora, Sadochok and Toma.

Our distribution channels for the retail sale of our products include supermarkets, supercenters, club stores, mass merchandisers, convenience stores, gas stations, small grocery stores, dollar stores and drug stores. We also distribute our products through various other channels, including restaurants and cafeterias, vending machines and other formats that provide for immediate consumption of our products. In fiscal year 2008, our largest distribution channels were supercenters and supermarkets, and our fastest growing channels were drug stores and dollar stores.

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

Our annual, quarterly and current reports, and all amendments to those reports, are included on our website at www.pepsiamericas.com, and are made available, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Our corporate governance guidelines, code of conduct, code of ethics and key committee charters are available on our website and in print upon written request to PepsiAmericas, Inc., 4000 RBC Plaza, 60 South Sixth Street, Minneapolis, Minnesota 55402, Attention: Investor Relations.

Business Segments

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 21 to the Consolidated Financial Statements for additional information regarding business and operating results of our geographic segments. See “Risk Factors” in Item 1A for additional information regarding specific risks in our international operations.

Relationship with PepsiCo

PepsiCo beneficially owned approximately 43 percent of PepsiAmericas’ outstanding common stock as of the end of fiscal year 2008.

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

We purchase concentrates from PepsiCo, pay royalties related to Aquafina products, and manufacture, package, sell and distribute cola and non-cola beverages under various bottling agreements with PepsiCo. These agreements give us the right to manufacture, package, sell and distribute beverage products of PepsiCo in both bottles and cans, as well as fountain syrup in specified territories. These agreements provide PepsiCo with the ability to set prices of concentrates, as well as the terms of payment and other terms and conditions under which we purchase such concentrates. See “Franchise Agreements” for discussion of significant agreements. We also purchase finished beverage and snack food products from PepsiCo, as well as products from certain affiliates of PepsiCo.

Other significant transactions and agreements with PepsiCo include arrangements for marketing, promotional and advertising support; manufacturing services related to PepsiCo’s national account customers; procurement of raw materials; and the acquisition of Sandora (see “Related Party Transactions” in Item 7 and Note 22 to the Consolidated Financial Statements for further discussion).

Products and Packaging

Our portfolio of beverage products includes some of the best-recognized trademarks in the world. Our three largest brands in terms of volume are Pepsi, Mountain Dew and Diet Pepsi. While the majority of our volume is derived from brands licensed from PepsiCo and PepsiCo joint ventures, we also sell and distribute brands licensed from others, including Dr Pepper, 7UP and Crush, as well as some of our own brands. Our top five beverage brands in fiscal year 2008 by geographic segment are listed below:

U.S.	CEE	Caribbean

Pepsi	Pepsi	Pepsi
Mountain Dew	Sadochok	7UP
Diet Pepsi	Sandora	Desnoes and Geddes
Aquafina	Lipton Ice Tea	Diet Pepsi
Diet Mountain Dew	Toma Water	Tropicana

In addition to the beverage products described above, we distribute snack food products in Trinidad and Tobago, the Czech Republic, Hungary and Ukraine pursuant to a distribution agreement with Frito-Lay, Inc., a subsidiary of PepsiCo.

Our beverages are available in different package types, including but not limited to, aluminum cans, glass and polyethylene terephthalate (“PET”) bottles, paperboard cartons and bag-in-box packages for fountain use. The bottle and can packages are available in both single-serve and multi-pack offerings.

Territories

We serve a significant portion of 19 states throughout the central region of the U.S. Internationally, we serve Central and Eastern European and Caribbean markets, including Ukraine, Poland, Romania, Hungary, the Czech Republic, Slovakia, Puerto Rico, Jamaica and Trinidad and Tobago. We have distribution rights and distribute in Moldova, Estonia, Latvia, Lithuania, the Bahamas and Barbados. We have a 20 percent equity interest in a joint venture that owns Agrima JSC (“Agrima”), which produces, sells and distributes PepsiCo products and other beverages in Bulgaria. We serve areas with a total population of more than 200 million people in these markets. In addition, through our joint venture investment in Sandora LLC (“Sandora”), we sell Sandora-branded products to third-party distributors in Belarus, Azerbaijan, Russia and other countries in Eastern Europe and Central Asia. We also distribute Frito-Lay and Lipton products in Ukraine. In fiscal year 2008, we derived 69 percent of our net sales from U.S. operations and 31 percent of our net sales from international operations (see Note 21 to the Consolidated Financial Statements for further discussion).

Sales, Marketing and Distribution

Our sales and marketing approach varies by region and channel to respond to unique local competitive environments. In the U.S., channels with larger stores can accommodate a number of beverage suppliers and, therefore, marketing efforts tend to focus on increasing the amount of shelf space and the number of displays in any given outlet. In locations where our products are purchased for immediate consumption, marketing efforts are aimed, not only at securing the account, but also on providing equipment that facilitates the sale of cold beverages, such as vending machines, coolers and fountain equipment.

Package mix is an important consideration in the development of our marketing plans. Although some packages are more expensive to produce and distribute, in certain channels those packages may have higher average selling prices. For example, a packaged product that is sold cold for immediate consumption generally has better margins than a product that is sold to take home. This cold drink channel includes vending machines and coolers. We own a majority of the vending machines used to dispense our products. We refurbish a majority of our existing cold drink equipment in our refurbishment centers in the U.S. and Puerto Rico for those respective markets. The refurbishment of CEE equipment is performed by third-party vendors.

In the U.S., we distribute directly to a majority of customers in our licensed territories through a direct store distribution system. Our sales force is key to our selling efforts as it continually interacts with our customers to promote and sell our products. We operate a call center, Pepsi Connect, in Fargo, North Dakota, to enable us to provide the level of service our customers require in a manner that is cost effective. We utilize Next Generation, a pre-sell system, that allows sales managers to call accounts in advance to determine how much product and promotional material to deliver. We have continued to address internal capabilities and efficiencies throughout our organization. In fiscal year 2007, we realigned our organization in the U.S. from a sales organization based on geography to one built around customer channels. This new structure enables us to dedicate more resources and sales support to channels and customers that are growing and helps us to align more directly with the way our customers do business. We also have ongoing supply chain initiatives, such as customer optimization to the third power, or CO3, that streamline processes and allow us to quickly adapt to changing markets.

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

Franchise Agreements

We conduct our business primarily under franchise agreements with PepsiCo. These agreements give us the exclusive right in specified territories to manufacture, package, sell and distribute PepsiCo beverages, and to use the related PepsiCo tradenames and trademarks. These agreements require us, among other things, to purchase concentrates for the beverages solely from PepsiCo, at prices established by PepsiCo, to use only PepsiCo authorized containers, packages and labeling, and to diligently promote the sale and distribution of PepsiCo beverages. We also have similar agreements with other brand owners such as Dr Pepper Snapple Group, Inc.

Set forth below is a summary of our Master Bottling Agreement with PepsiCo, pursuant to which we manufacture, package, sell and distribute cola and non-cola beverages in the U.S. and in certain countries outside the U.S. In addition, we have similar arrangements with other companies whose brands we produce and distribute. Generally, the franchise agreements exist in perpetuity and contain operating and marketing commitments and conditions for termination. Also set forth below is a summary of our Master Fountain Syrup Agreement with PepsiCo, pursuant to which we manufacture, sell and distribute fountain syrup for PepsiCo beverages.

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

The Syrup Agreement contains provisions that are similar to those contained in the Bottling Agreement with respect to pricing, territorial restrictions with respect to local customers and national customers electing direct store delivery only, planning, quality control, transfer restrictions and related matters. The Syrup Agreement, which we entered into in November 2000, had an initial term of five years and was automatically renewed for an additional five-year period in November 2005 on the same terms and conditions. The Syrup Agreement is automatically renewable for additional five-year periods unless PepsiCo terminates it for cause. PepsiCo has the right to terminate the Syrup Agreement without cause at any time upon 24 months’ notice. If PepsiCo terminates the Syrup Agreement without cause, PepsiCo is required to pay us the fair market value of our rights thereunder. The Syrup Agreement will terminate if PepsiCo terminates the Bottling Agreement.

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

Raw Materials and Manufacturing

Expenditures for concentrates constitute our largest individual raw material cost. We buy various soft drink concentrates from PepsiCo and other soft drink companies and mix them with other ingredients in our plants, including water, carbon dioxide and sweeteners. Artificial sweeteners are included in the concentrates we purchase for diet soft drinks. Additionally, we buy juice concentrates for our Sandora, Sadochok and Toma juice brands.

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

A portion of our contractual cost of cans, PET bottles and sweeteners is subject to price fluctuations based on commodity price changes in aluminum, PET resin, corn and sugar. We may enter into firm price commitments for future purchases of commodities that enable us to establish a fixed purchase price within a defined time period. We may also periodically use derivative financial instruments to hedge the price risk associated with anticipated purchases of commodities.

The inability of suppliers to deliver concentrates or other products to us could adversely affect operating results. None of the raw materials or supplies in use is currently in short supply, although factors outside of our control could adversely impact the future availability of these supplies.

Seasonality

Sales of our products are seasonal, with the second and third quarters generating higher net sales than the first and fourth quarters. Approximately 54 percent of our net sales in fiscal year 2008 were generated during the second and third quarters. Net sales in our CEE operations tend to be more seasonal and sensitive to weather conditions than our U.S. and Caribbean operations.

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

Employees

We employed approximately 20,800 people worldwide as of the end of fiscal year 2008. This included approximately 12,200 employees in our U.S. operations and approximately 8,600 employees in our international operations. Employment levels are subject to seasonal variations. We are a party to collective bargaining agreements covering approximately 5,500 employees in the U.S. and Puerto Rico. Thirteen agreements covering approximately 980 employees will be renegotiated in 2009. We regard our employee relations as generally satisfactory.

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

During fiscal years 2008 and 2007, we recorded a charge of $15.0 million ($9.2 million net of taxes) and $3.2 million ($2.1 million net of taxes), respectively, related to revised estimates for environmental remediation, legal and related administrative costs. In particular, we revised our remediation plans at several sites during the year resulting in an increase in the accrual for remediation costs of $5.0 million, and we increased our accrual for legal costs by $10.0 million. These legal costs include defense costs associated with toxic tort matters. As of the end of fiscal year 2008, we had $36.1 million accrued to cover potential indemnification obligations, compared to $40.2 million recorded as of the end of fiscal year 2007. Of the total amount accrued, $11.9 million as of the end of fiscal year 2008 and $19.5 million as of the end of fiscal year 2007 were recorded in “Accrued expenses, other” on the Consolidated Balance Sheets. This indemnification obligation includes costs associated with several sites in various stages of remediation or negotiations. At the present time, the most significant remaining indemnification obligation is associated with the Willits site, as discussed below, while no other single site has significant estimated remaining costs associated with it. The amounts exclude possible insurance recoveries and are determined on an undiscounted cash flow basis. The estimated indemnification liabilities include expenses for the investigation and remediation of identified sites, payments to third parties for claims and expenses (including product liability), administrative expenses, and the expenses of on-going evaluations and litigation. We expect a significant portion of the accrued liabilities will be spent during the next several years.

Included in our indemnification obligations is financial exposure related to certain remedial actions required at a facility that manufactured hydraulic and related equipment in Willits, California. Various chemicals and metals contaminate this site. A final consent decree was issued in August 1997 and amended in December 2000 in the case of the People of the State of California and the City of Willits, California v. Remco Hydraulics, Inc. The final consent decree established a trust (the “Willits Trust”) which is obligated to investigate and clean up this site. We are currently funding the Willits Trust and the investigation and interim remediation costs on a year-to-year basis as required in the final amended consent decree. We have accrued

$10.6 million as of the end of fiscal year 2008 for future remediation and trust administration costs, with the majority of this amount to be spent over the next several years.

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

Essentially all of the assets of the Trust were expended by the Trust in connection with the purchase of the insurance coverage, the Finite Funding and related expenses. These actions were taken to fund remediation and related costs associated with the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries and to protect against additional future costs in excess of our self-insured retention. The original amount of self-insured retention (the amount we must pay before the insurance carrier is obligated to begin payments) was $114.0 million of which $56.6 million has been eroded, leaving a remaining self-insured retention of $57.4 million as of the end of fiscal year 2008. The estimated range of aggregate exposure related only to the remediation costs of such environmental liabilities is approximately $18 million to $38 million. We had accrued $20.4 million as of the end of fiscal year 2008 for remediation costs, which is our best estimate of the contingent liabilities related to these environmental matters. The Finite Funding may be used to pay a portion of the $20.4 million and thus reduces our future cash obligations. Amounts recorded in our Consolidated Balance Sheets related to Finite Funding were $9.9 million as of the end of fiscal year 2008 and $11.5 million as of the end of fiscal year 2007 and were recorded in “Other assets,” net of $4.2 million and $4.7 million recorded in “Other current assets” as of the end of each respective period.

In addition, we had recorded other receivables of $2.6 million as of the end of fiscal year 2007 for future probable amounts to be received from insurance companies and other responsible parties. These amounts were recorded in “Other current assets” as of the end of fiscal year 2007 in the Consolidated Balance Sheets. As of the end of fiscal year 2008, there was no receivable recorded as insurance amounts were received during the current year.

On May 31, 2005, Cooper Industries, LLC (“Cooper”) filed and later served a lawsuit against us, Pneumo Abex, LLC, and the Trustee of the Trust (the “Trustee”), captioned Cooper Industries, LLC v. PepsiAmericas, Inc., et al., Case No. 05 CH 09214 (Cook Cty. Cir. Ct.). The claims involved the Trust and insurance policy described above. Cooper asserted that it was entitled to access $34 million that previously was in the Trust and was used to purchase the insurance policy. Cooper claimed that Trust funds should have been distributed for underlying Pneumo Abex asbestos claims indemnified by Cooper. Cooper complained that it was deprived of access to money in the Trust because of the Trustee’s decision to use the Trust funds to purchase the insurance policy described above. Pneumo Abex, LLC, the corporate successor to our prior subsidiary, has been dismissed from the suit.

During the second quarter of 2006, the Trustee’s motion to dismiss, in which we had joined, was granted and three counts against us based on the use of Trust funds were dismissed with prejudice, as were all counts against the Trustee, on the grounds that Cooper lacked standing to pursue these counts because it was not a beneficiary under the Trust. We then filed a separate motion to dismiss the remaining counts against us. Our motion was also granted during the second quarter of 2006 and all remaining counts against us were dismissed with prejudice. Cooper subsequently filed a notice of appeal with regard to all rulings by the court dismissing the counts against us and the Trustee. Prior to any oral argument, the appellate court on September 7, 2007 issued an opinion affirming the trial court’s opinion. Cooper subsequently filed motion papers asking the Illinois Supreme Court to accept a discretionary appeal of the rulings. The Trustee then filed an opposition brief explaining why the Illinois Supreme Court should not allow another appeal, and we joined in that brief. On November 29, 2007, the Supreme Court of Illinois denied Cooper’s petition for leave to appeal the appellate court’s September 7, 2007 ruling. Cooper did not file a petition for certiorari seeking discretionary review by the United States Supreme Court by the February 27, 2008 deadline for such filing.

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

In fiscal year 2004, we noted that three mass-filed lawsuits accounted for thousands of claims for which Pneumo Abex claimed indemnification. During the fourth quarter of fiscal year 2005, these and other related claims were resolved for an amount we viewed as reasonable given all of the circumstances and consistent with our prior judgments as to valuation. We have received year-end 2008 claim statistics from law firms and Pneumo Abex which reflect the resolution of those claims and the remaining cases for which Pneumo Abex claims indemnification from PepsiAmericas. After giving effect to the noted resolution of prior mass-filed claims, there are less than 6,000 such claims for which indemnification is claimed as of the end of fiscal year 2008. Of these claims, approximately 5,450 are filed in federal court and are subject to orders issued by the Multi-District Litigation panel, which effectively stay all federal claims, subject to specific requests to activate a particular claim or a discrete group of claims. The remaining cases are in state court and some are in “pleural registries” or other similar classifications that cause a case not to be allowed to go to trial unless there is a specific showing as to a particular plaintiff. Over 50 percent of the state court claims were filed prior to or in 1998. Prior to 1980, sales ceased for the asbestos-containing product claimed to have generated the largest subset of the open cases, and, therefore, we expect a decreasing rate of individual claims for that subset of cases. We oversee monitoring of the defense of the underlying claims that are or may be indemnifiable by us.

As of the end of fiscal years 2008 and 2007, we had accrued $5.1 million and $4.0 million, respectively, related to product liability. These accruals primarily relate to probable asbestos claim settlements and legal defense costs. We also have additional amounts accrued for legal and other costs associated with obtaining insurance recoveries for previously resolved and currently open claims and their related costs. These amounts are included in the total liabilities of $36.1 million accrued as of the end of fiscal year 2008. In addition to the known and probable asbestos claims, we may be subject to additional asbestos claims that are possible for which no reserve had been established as of the end of fiscal year 2008. These additional reasonably possible claims are primarily asbestos-related and the aggregate exposure related to these possible claims is estimated to be in the range of $4 million to $17 million. These amounts are undiscounted and do not reflect any insurance recoveries that we will pursue from insurers for these claims.

In addition, four lawsuits have been filed in California, which name several defendants including certain of our prior subsidiaries. The lawsuits allege that we and our former subsidiaries are liable for personal injury and/or property damage resulting from environmental contamination at the Willits facility. As of the end of fiscal year 2008, there were 43 personal injury plaintiffs in the lawsuits seeking an unspecified amount of damages, punitive damages, injunctive relief and medical monitoring damages. We are actively defending the lawsuits. At this time, we do not believe these lawsuits are material to our business or financial condition.

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

Executive Officers of the Registrant

Our executive officers and their ages as of February 27, 2009 were as follows:

Name	Age	Position

Robert C. Pohlad	54	Chairman of the Board and Chief Executive Officer
Kenneth E. Keiser	57	President and Chief Operating Officer
Alexander H. Ware	46	Executive Vice President and Chief Financial Officer
G. Michael Durkin, Jr.	49	Executive Vice President, U.S.
James R. Rogers	54	Executive Vice President, International
Jay S. Hulbert	55	Executive Vice President, Worldwide Supply Chain
Anne D. Sample	45	Executive Vice President, Human Resources
Kenneth L. Johnsen	47	Senior Vice President and Chief Information Officer
Timothy W. Gorman	48	Senior Vice President and Controller
Andrew R. Stark	45	Vice President and Treasurer

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

Mr. Johnsen was named Senior Vice President and Chief Information Officer in July 2001. From November 1997 to June 2001, he served as Chief of Information Technology.

Mr. Gorman was named Senior Vice President and Controller in January 2008. Prior to this appointment, he served as Vice President and Controller since May 2003, and Vice President, Planning and Reporting from August 1999 to May 2003.

Mr. Stark was named Vice President and Treasurer in July 2002. Prior to his appointment, Mr. Stark served as Assistant Treasurer since August 1998.

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

Health and wellness trends have decreased demand for sugared carbonated soft drinks and shifted interest to diet soft drinks and non-carbonated beverages. In the U.S., carbonated soft drink volume, which represented approximately 80 percent of our volume mix, declined 3 percent and 4 percent in fiscal years 2008 and 2007, respectively. In response to changes in consumers’ preferences, we have increased our emphasis on diet carbonated soft drinks and non-carbonated beverages, including Aquafina, SoBe, Tropicana juice drinks, Lipton Iced Tea, and energy drinks. Our business could be adversely impacted by a significant decline in sales of sugared carbonated soft drinks and our inability to offset that decline with sales of diet soft drinks and non-carbonated beverages. Because we rely mainly on PepsiCo to provide us with the products that we sell, if PepsiCo fails to develop innovative products that respond to these and other consumer trends, this could put us at a competitive disadvantage in the marketplace and adversely affect our business and financial results.

Our business could also be adversely affected by other consumer trends, such as consumer health concerns about obesity, product attributes and ingredients. Consumer preferences may change due to a variety of factors, including the aging of the general population, changes in social trends, changes in travel, vacation or leisure activity patterns or worsening economic conditions.

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

Our operations are affected by local and global economic environments, including inflation, recession and currency volatility. Political and regulatory changes, some of which may be disruptive, can interfere with our supply chain, our customers, our distributors and all of our activities in a particular location.

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

As of the end of fiscal year 2008, PepsiCo beneficially owned approximately 43 percent of our common stock. As a result, PepsiCo is able to significantly affect the outcome of our shareholder votes, thereby affecting matters concerning us. PepsiCo has expressed its intent to reduce its ownership status to 37 percent over the next several years to return to the ownership levels at the time of the Whitman Corporation and PepsiAmericas merger, which may impact the market price of our common stock.

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

We are subject to federal and state requirements for protection of the environment, including those for the remediation of contaminated sites related to certain previously owned subsidiaries. We routinely assess our environmental exposure, including obligations and commitments for remediation of contaminated sites and assessments of ranges and probabilities of recoveries from other potentially responsible parties, including insurance providers. Due to the regulatory complexities and risk of unidentified contaminants on our former properties, the potential exists for remediation costs to be materially different from the costs we have estimated.

We cannot predict the outcome of legal proceedings and an adverse determination could negatively impact our financial results, nor can we predict the nature or outcome of future legal proceedings.

The nature of operations of certain previously owned subsidiaries exposes us to the potential for various claims and litigation related to, among other things, personal injury and asbestos product liability claims. The nature of assets we currently own and operate exposes us to the potential for various claims and litigation related to, among other things, personal injury and property damage. The resolution of outstanding claims and assessments may be materially different than what we have estimated.

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

Approximately 26 percent of our employees are covered by collective bargaining agreements with higher representation in the U.S. at nearly 45 percent of our employee base. These agreements expire at various dates, including some in fiscal year 2009. Our inability to successfully renegotiate these agreements could cause work stoppages and interruptions, which may adversely impact our operating results. The terms and conditions of existing or renegotiated agreements could also increase our costs or otherwise affect our ability to fully implement future operational changes to enhance our efficiency.

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

Our U.S. manufacturing facilities include 10 owned and 1 leased combination bottling/canning plants, 4 owned bottling plants and 2 owned canning plants. International manufacturing facilities include 4 owned plants in Ukraine; 3 owned plants in Romania; 2 owned plants each in Poland, Hungary, and the Czech Republic; and 1 owned plant each in Puerto Rico, Jamaica and Trinidad. The total manufacturing area is approximately 3.3 million square feet. In addition, we operate 127 distribution facilities in the U.S., 45 distribution facilities in CEE and 5 distribution facilities in the Caribbean. Seventy-one of the distribution facilities are leased and almost 6 percent of our U.S. production is from 1 leased domestic plant. We believe all facilities are adequately equipped and maintained and capacity is sufficient for our current needs. We currently operate a fleet of approximately 5,000 vehicles in the U.S. and approximately 2,300 vehicles internationally to service and support our distribution system. In addition, we own and lease various industrial and commercial real estate properties in the U.S.

Item 3.	Legal Proceedings.

From approximately 1945 to 1995, various entities owned and operated a facility that manufactured hydraulic equipment in Willits, California. The plant site was contaminated by various chemicals and metals. On August 23, 1999, an action entitled Donna M. Avila, et al. v. Willits Environmental Remediation Trust, Remco Hydraulics, Inc., M-C Industries, Inc., Pneumo Abex Corporation and Whitman Corporation, Case No. C99-3941 CAL, was filed in U.S. District Court for the Northern District of California. On January 16, 2001, a second lawsuit, entitled Pamela Jo Alrich, et al. v. Willits Environmental Remediation Trust, et al., Case No. C 01 0266 SI, against essentially the same defendants was filed in the same court. The same defendants were served with a third lawsuit, entitled Nickerman v. Remco Hydraulics, on April 3, 2006. These three lawsuits were consolidated before the same judge in the U.S. District Court for the Northern District of California. In these lawsuits, individual plaintiffs claim that PepsiAmericas is liable for personal injury and/or property damage resulting from environmental contamination at the facility. There were over 1,000 claims filed in the three lawsuits. The Court dismissed a large portion of the claims; and in 2006 and 2008 we settled a significant number of the claims. There were 14 claims remaining for these lawsuits as of the end of fiscal year 2008. A trial date has been set for June 2009 for these claims. In early July 2008, a fourth lawsuit was filed. This lawsuit has 29 plaintiffs and is based on the same claims as the prior three lawsuits. We are actively defending the lawsuits. At this time, we do not believe these lawsuits are material to the business or financial condition of PepsiAmericas.

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

Our common stock is listed and traded on the New York Stock Exchange under the stock trading symbol “PAS.” The table below sets forth the reported high and low sales prices as reported for New York Stock Exchange Composite Transactions for our common stock and indicates our dividends declared for each quarterly period for the fiscal years 2008 and 2007.

	Common Stock
			Dividends
	High	Low	Declared

2008:
First quarter	$34.50	$23.00	$0.135
Second quarter	27.02	19.94	0.135
Third quarter	24.78	18.95	0.135
Fourth quarter	21.90	14.51	0.135
2007:
First quarter	$22.32	$20.50	$0.13
Second quarter	26.60	22.27	0.13
Third quarter	32.96	23.47	0.13
Fourth quarter	35.99	31.27	0.13

Performance Graph

The following performance graph compares the performance of PepsiAmericas common stock to the MidCap 400 Index (“MidCap 400”) and to an index of peer companies selected by us, the Bottling Group Index (“BGI”). The BGI consists of The Pepsi Bottling Group, Inc., Coca-Cola Enterprises, Inc., Coca-Cola Bottling Company Consolidated, Coca-Cola FEMSA S.A.B. de C.V. ADRs and Coca-Cola Hellenic Bottling Company S.A. ADRs. The graph assumes the return on $100 invested on January 3, 2004 until January 3, 2009. The returns of each member of the BGI are weighted by market capitalization and include the subsequent reinvestment of dividends into the respective stock.

	2003	2004	2005	2006	2007	2008
PepsiAmericas	100.00	125.93	139.90	129.05	216.08	132.99
MidCap 400	100.00	116.50	131.13	144.67	157.10	102.03
BGI	100.00	106.71	114.24	140.52	197.43	108.25

The closing price of our stock on January 3, 2009 was $20.69.

Shareholders

There were 8,103 shareholders of record as of February 27, 2009.

Share Repurchase Program

Our share repurchase program activity for each of the three months and the quarter ended January 3, 2009 was as follows:

			Total Number of
			Shares Purchased	Maximum Number
	Total		as Part of	of Shares that May
	Number of		Publicly	Yet Be Purchased
	Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased(1)	Paid per Share	or Programs(2)	Programs(3)

September 28, 2008 — October 25, 2008	—	—	51,930,500	13,069,500
October 26, 2008 — November 22, 2008	—	—	51,930,500	13,069,500
November 23, 2008 — January 3, 2009	1,570,581	$18.97	53,501,081	11,498,919

For the Quarter Ended January 3, 2009	1,570,581	$18.97

(1)	Represents shares purchased in open-market transactions pursuant to our publicly announced repurchase program.

(2)	Represents cumulative shares purchased under previously announced share repurchase authorizations by the Board of Directors. Share repurchases began in 1999 under an authorization for 15 million shares announced on November 19, 1999. On December 19, 2002, the Board of Directors authorized the repurchase of 20 million additional shares. The Board of Directors later authorized the repurchase of 20 million additional shares as announced on July 21, 2005. On July 24, 2008, the Board of Directors authorized the repurchase of 10 million additional shares.

(3)	As noted above, on July 21, 2005 we announced that our Board of Directors authorized the repurchase of 20 million additional shares under a previously authorized repurchase program. On July 24, 2008, we announced that our Board of Directors authorized the repurchase of 10 million additional shares under our previously authorized repurchase program. These repurchase authorizations do not have scheduled expiration dates.

Securities Authorized for Issuance under Equity Compensation Plans

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

For the Fiscal Years	2008	2007	2006	2005	2004

OPERATING RESULTS:
Net sales:
U.S.	$3,429.9	$3,384.9	$3,245.8	$3,156.1	$2,825.8
CEE	1,260.9	849.4	484.1	343.5	309.4
Caribbean	246.4	245.2	242.5	226.4	209.5

Worldwide	$4,937.2	$4,479.5	$3,972.4	$3,726.0	$3,344.7
Operating income (loss):
U.S.	$324.4	$331.6	$330.1	$387.7	$332.3
CEE	155.4	100.5	20.9	1.5	2.0
Caribbean	(6.6)	4.0	5.0	4.2	5.4

Worldwide	473.2	436.1	356.0	393.4	339.7
Interest expense, net	111.1	109.2	101.3	89.9	62.1
Other expense (income), net	7.9	0.6	11.7	5.0	(4.7)

Income from continuing operations before income taxes, minority interest and equity in net (loss) earnings of nonconsolidated companies	354.2	326.3	243.0	298.5	282.3
Income taxes	107.8	112.0	90.5	108.8	100.4
Minority interest	(9.7)	(0.1)	0.2	0.1	0.1
Equity in net (loss) earnings of nonconsolidated companies	(1.1)	—	5.6	4.9	(0.1)

Income from continuing operations	235.6	214.2	158.3	194.7	181.9
Loss from discontinued operations, net of tax	9.2	2.1	—	—	—

Net income	$226.4	$212.1	$158.3	$194.7	$181.9

Weighted average common shares:
Basic	125.2	126.7	127.9	134.7	139.2
Incremental effect of stock options and awards	2.0	2.5	1.9	2.5	2.6

Diluted	127.2	129.2	129.8	137.2	141.8

Earnings per share:
Basic:
Income from continuing operations	$1.88	$1.69	$1.24	$1.45	$1.31
Loss from discontinued operations	(0.07)	(0.02)	—	—	—

Total	$1.81	$1.67	$1.24	$1.45	$1.31

Diluted:
Income from continuing operations	$1.85	$1.66	$1.22	$1.42	$1.28
Loss from discontinued operations	(0.07)	(0.02)	—	—	—

Total	$1.78	$1.64	$1.22	$1.42	$1.28

Cash dividends declared per share	$0.54	$0.52	$0.50	$0.34	$0.30

OTHER INFORMATION:
Total assets	$5,054.1	$5,308.0	$4,207.4	$4,053.8	$3,529.8
Long-term debt	$1,642.3	$1,803.5	$1,490.2	$1,285.9	$1,006.6
Capital investments	$248.9	$264.6	$169.3	$180.3	$121.8
Depreciation and amortization	$204.3	$204.4	$193.4	$184.7	$176.4
Number of employees	20,800	20,700	17,100	16,000	15,100

The following items were recorded during the periods presented:

In fiscal year 2008:

•	Our fiscal year ends on the Saturday closest to December 31 and, as a result, an additional week is added every five to six years. Fiscal year 2008 consisted of 53 weeks ending on January 3, 2009. All other periods presented in the table above consisted of 52 weeks. Our fiscal year-end policy only impacts the U.S. and Caribbean operations. The CEE operations are based on a calendar year ending December 31, 2008 and, therefore, are not impacted by the 53rd week. Various estimates and assumptions were made to quantify the impact of the additional week of operations. The 53rd week contributed $52.7 million to net sales, $8.9 million to operating income and $5.7 million to net income in fiscal year 2008.

•	We recorded special charges and adjustments totaling $23.0 million. We recorded $9.0 million of special charges in the Caribbean, which consisted of severance and impairment charges that included a $2.9 million impairment charge related to an intangible asset and a $3.0 million impairment of fixed assets. As a result of various realignment initiatives, we recorded $4.1 million in the U.S. and $1.3 million in CEE of special charges related to severance, fixed asset impairment and lease termination costs. We also recorded a legal contingency of $2.4 million in our CEE operations. Additionally in fiscal year 2008, we determined that we had improperly accounted for certain U.S. employee benefit obligations in prior years. Accordingly, we recorded an out-of-period accounting adjustment of $6.2 million to increase the benefit obligation as of the end of fiscal year 2008.

•	We recorded a discontinued operations charge of $15.0 million ($9.2 million net of taxes) related to revised estimates for environmental remediation, legal and related administrative costs. In particular, we revised our remediation plans at several sites during the year, which resulted in an increase in the accrual for remediation costs of $5.0 million, and we increased our accrual for legal costs by $10.0 million.

In fiscal year 2007:

•	We recorded special charges of $6.3 million. In the U.S., we recorded $4.8 million of special charges primarily related to severance and relocation costs associated with our strategic realignment to further strengthen our customer focused go-to-market strategy. In CEE, we recorded special charges of $1.5 million related to lease termination costs in Hungary and associated severance costs.

•	We recorded a gain of $10.2 million related to the sale of railcars and locomotives, which was reflected in “Other expense (income), net.”

•	We recorded an other-than-temporary marketable securities impairment loss of $4.0 million related to our common stock investment in Northfield Laboratories, Inc. that is classified as available-for-sale. The loss was recorded in “Other expense (income), net.”

•	We recorded a discontinued operations charge of $3.2 million ($2.1 million net of taxes). The charge related to revised estimates for environmental remediation, legal, and related administrative costs.

In fiscal year 2006:

•	We recorded special charges of $13.7 million. We recorded special charges of $11.5 million in the U.S. related to our previously announced strategic realignment of the U.S. sales organization, primarily for severance, relocation and other employee-related costs, including the acceleration of vesting of certain restricted stock awards and consulting services incurred in connection with the realignment project. In addition, we recorded special charges in CEE of $2.2 million. The special charges related primarily to a reduction in the workforce and were for severance costs and related benefits.

•	We recorded an other-than-temporary marketable securities impairment loss of $7.3 million related to our common stock investment in Northfield Laboratories, Inc. that is classified as available-for-sale. The loss was recorded in “Other expense (income), net.”

In fiscal year 2005:

•	We recorded an expense of $6.1 million related to lease exit costs, which resulted from the relocation of our corporate offices in the Chicago area. This expense was recorded in “Selling, delivery and administrative expenses.”

•	We recorded income of $16.6 million related to the proceeds from the settlement of a class action lawsuit. The lawsuit alleged price fixing related to high fructose corn syrup purchased in the U.S. from July 1, 1991 through June 30, 1995.

•	We recorded special charges in CEE of $2.5 million. The special charges related to a reduction in the workforce and the consolidation of certain production facilities as we rationalized our cost structure. These special charges were primarily for severance costs, related benefits and asset write-downs.

•	We recorded an expense of $5.6 million related to a loss on extinguishment of debt. During fiscal year 2005, we completed a cash tender offer related to $550 million of our outstanding debt. The total amount of securities tendered was $388 million. The loss was recorded in “Interest expense, net.”

•	We recorded a $5.6 million benefit associated with a real estate tax refund concerning a previously sold parcel of land in downtown Chicago. The gain was recorded in “Other expense (income), net.”

•	We recorded a $1.1 million net benefit to net income related to the reversal of valuation allowances for certain net operating loss carryforwards offset by tax contingency requirements. This net benefit was comprised of interest expense of $0.6 million ($0.4 million net of taxes) for the tax contingency requirements recorded in “Interest expense, net” and $1.5 million of tax benefit recorded in “Income taxes.”

In fiscal year 2004:

•	In CEE, we recorded special charges of $3.9 million related to the consolidation of certain production facilities and a reduction in the workforce. These special charges were primarily for severance costs and related benefits, as well as asset write-downs. Special charges are net of reversals of approximately $0.4 million recorded in the fourth quarter due to revisions of estimates of the related liabilities as CEE substantially completed the plans to modify the distribution strategy in all markets.

•	We recorded a gain of $5.2 million associated with the 2002 sale of a parcel of land in downtown Chicago. The gain reflected the settlement and final payment on the promissory note related to the initial sale, for which we had previously provided a full allowance. The gain was recorded in “Other expense (income), net.”

•	We recorded a net gain of $2.7 million relating to a state income tax refund. This gain was comprised of $0.7 million for consulting expenses (recorded in “Selling, delivery and administrative expenses”), $0.8 million of interest income (recorded in “Interest expense, net”) and $2.6 million of income tax benefit, net (recorded in “Income taxes”).

•	We recorded a $3.5 million benefit to net income relating to the reversal of certain tax liabilities due to the settlement of income tax audits through the 2002 tax year. This benefit was comprised of interest income of $1.1 million ($0.7 million net of taxes) recorded in “Interest expense, net” and $2.8 million of tax benefit recorded in “Income taxes.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements of expected future developments, as defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this Annual Report on Form 10-K refers to our expectations regarding continuing operating improvement and other matters. These forward-looking statements reflect our expectations and are based on currently available data; however, actual results are subject to future risks and uncertainties, which could materially affect actual performance. Risks and uncertainties that could affect such performance include, but are not limited to, the following: competition, including product and pricing pressures; changing trends in consumer tastes; changes in our relationship and/or support programs with PepsiCo and other brand owners; market acceptance of new product and package offerings; weather conditions; cost and availability of raw materials; changing legislation, including tax laws; cost and outcome of environmental claims; availability and cost of capital including changes in our debt ratings; labor and employee benefit costs; unfavorable foreign currency rate fluctuations; cost and outcome of legal proceedings; integration of acquisitions; failure of information technology systems; and general economic, business, regulatory and political conditions in the countries and territories where we operate. See “Risk Factors” in Item 1A for additional information.

These events and uncertainties are difficult or impossible to predict accurately and many are beyond our control. We assume no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Executive Overview

What We Do

We manufacture, distribute, and market a broad portfolio of beverage products in the U.S., CEE and the Caribbean. We sell a variety of brands that we bottle under franchise agreements with various brand owners, the majority with PepsiCo or PepsiCo joint ventures. In some territories, we manufacture, package, sell and distribute our own brands, such as Sandora, Sadochok and Toma. We also distribute snack foods in certain markets. We serve a significant portion of 19 states throughout the central region of the U.S. In CEE, we serve Ukraine, Poland, Romania, Hungary, the Czech Republic, and Slovakia, with distribution rights in Moldova, Estonia, Latvia and Lithuania. In addition, we have an equity investment in Agrima, which produces, sells and distributes PepsiCo products and other beverages in Bulgaria. In the Caribbean, we serve Puerto Rico, Jamaica and Trinidad and Tobago, with distribution rights in the Bahamas and Barbados.

Results of Operations

In the discussion of our results of operations below, the number of bottle and can cases sold is referred to as volume. Constant territory refers to the results of operations excluding the non-comparable territories year-over-year. For fiscal year 2008 comparisons, this excluded the first eight months and the first sixteen days of September for Sandora, as we consolidated Sandora operating results starting in mid-September 2007. For fiscal year 2007 comparisons, this excluded the operating results of Sandora and the first seven months of Romania, as we consolidated Romania operating results starting in August 2006. Net pricing is net sales divided by the number of cases and gallons sold for our core businesses, which include bottles and cans (including bottle and can volume from vending equipment sales), foodservice and export sales. Changes in net pricing include the impact of sales price (or rate) changes, as well as the impact of foreign currency and brand, package and geographic mix. Net pricing and reported volume amounts exclude contract, commissary, and vending (other than bottles and cans) transactions. Contract sales represent sales of manufactured product to other franchise bottlers and typically decline as excess manufacturing capacity is utilized. Net pricing and volume also exclude activity associated with snack food products. Cost of goods sold per unit is the cost of goods sold for our core businesses divided by the related number of cases and gallons sold. Changes in cost of goods sold per unit include the impact of cost changes, as well as the impact of foreign currency and brand, package and geographic mix.

Fiscal Year 2008 Key Financial Results

•	Worldwide volume increased 6.8 percent, primarily due to the incremental impact of acquisitions and constant territory growth in CEE, partly offset by volume declines in the U.S. and the Caribbean.

•	Worldwide net sales increased 10.2 percent, due to acquisitions, volume growth in CEE and net selling price increases across all markets, which included a 4.4 percent increase on a local currency basis.

•	Worldwide cost of goods sold per unit increased 5.3 percent, primarily driven by rate which reflected raw material cost increases across all geographies.

•	We generated operating income of $473.2 million, which included special charges and adjustments of $23.0 million. Operating income in fiscal year 2007 of $436.1 million included special charges of $6.3 million.

•	We reported diluted earnings per share of $1.78 for the fiscal year 2008, which included a loss from discontinued operations of $0.07 and a negative $0.14 impact from special charges and adjustments, compared to diluted earnings per share of $1.64 in the prior year, which included a loss from discontinued operations of $0.02.

•	The 53rd week contributed approximately 1 percentage point of growth each to volume, net sales, cost of goods sold and selling, delivery and administrative (“SD&A”) expenses. The net contribution was approximately 2 percentage points to operating income and $0.04 to diluted earnings per share.

•	The impact of foreign currency favorably benefited net sales 1.6 percentage points and operating income 4.0 percentage points, and unfavorably impacted cost of goods sold 1.0 percentage point and SD&A expenses 2.0 percentage points.

•	The effective income tax rate decreased to 30.4 percent from 34.3 percent in fiscal year 2007 primarily due to a favorable country mix of pre-tax earnings.

•	We generated cash flows from operating activities of $500.6 million in fiscal year 2008 compared to $433.5 million in fiscal year 2007.

Our Focus in Fiscal Year 2008

Worldwide.  For fiscal year 2008, we achieved diluted earnings per share growth of 8.5 percent. Strong brands, a diverse geographic mix and a capable organization contributed to our results for fiscal year 2008 despite increasing market challenges, such as slowing global consumer demand, tightening credit markets, weakening macroeconomic conditions and volatility in the commodity and currency markets. We managed through the economic pressures by executing our pricing strategy to offset higher raw material costs and driving sustainable cost savings through ongoing productivity initiatives. We also benefited from the favorable impact of foreign currency rates, a lower effective tax rate and the Sandora acquisition.

U.S. operations.  Price increases in raw materials and changing consumer demand challenged our business in fiscal year 2008. Non-carbonated beverage volume declined 8 percent driven by declines in the Aquafina take-home package and lower Trademark Lipton volume. A difficult economic environment drove declines in single-serve volume of 4 percent, due to declines in the foodservice and convenience and gas channels. The foodservice channel represents approximately 45 percent of our single-serve business. Carbonated soft drink volume declined 3 percent driven by declines in Trademark Pepsi, partly offset by growth in Trademark Mountain Dew of almost 1 percent. We were able to raise our average net selling price to cover higher raw material costs, and we implemented productivity initiatives to provide cost savings and enhance our capabilities.

International operations.  Our international markets continue to be a key driver of growth. These markets generated approximately $1.5 billion in net sales, an increase of 37.7 percent from the prior year. In

CEE, the acquisition of Sandora, coupled with growth in the Romania and Poland markets, drove a 34.7 percent increase in volume. Net selling price increases on a local currency basis and the favorable impact of foreign currency offset higher raw material costs.

In the Caribbean, volume declined 3.9 percent due to continued soft economic conditions and competitive pressures in Puerto Rico, partly offset by volume growth in Jamaica. The operating loss was $6.6 million, a change from operating income of $4.0 million in fiscal year 2007, driven primarily by costs incurred for severance and asset impairments resulting from a realignment initiative executed in fiscal year 2008.

Focusing on Fiscal Year 2009

While we are mindful of the challenges and volatility that we face in this uncertain economic environment, we believe that we have the fundamentals, capability and financial strength to navigate within this new economic landscape. We expect to face two significant challenges in fiscal year 2009: consumers’ reaction to their economic environment and foreign currency volatility in CEE. We have established plans that we expect will address these challenges. In fiscal year 2009, our strategy will be to increase our focus on core brands, productivity and value-oriented innovation and packaging, both in the U.S. and in CEE.

In the U.S., we have a new approach to our core brands, Pepsi, Mountain Dew and Sierra Mist, called Refresh Everything that includes new graphics and advertising. Our sales and marketing calendar includes brand extensions like Sierra Mist Ruby Red Splash, and newly added brands like Crush and ROCKSTAR Energy Drink. We anticipate our tea portfolio will benefit from sales of the Lipton jug package, a value-oriented innovation, as well as Sparkling Green Tea and Tazo. We will introduce new graphics, flavors and formulations in our hydration portfolio, including SoBe Lifewater and Propel. Additionally, we will launch the new Aquafina bottle, which supports our sustainability efforts and lowers our costs by further light-weighting the bottle.

We will continue to focus on productivity initiatives and capability through customer optimization to the third power, or CO3, with the goal of improving forecasting accuracy and reducing out-of-stocks at our customers. We are rolling out suggested order technology and are installing global positioning systems on our trucks. We are also taking steps to reduce controllable costs, including specific actions that impact the compensation of our corporate executives, as well as discretionary spending.

Lastly, we are reassessing certain package sizes and configurations. We expect to capture more value-oriented consumers through a greater emphasis on different package sizes. For carbonated soft drinks, we are assessing our new price pack architecture where we are testing 8 and 18-pack can configurations to replace the current 12-pack package. We are testing the 8-pack package in certain markets, and further differentiating this packaging by channel to match consumer shopping behavior. We will be emphasizing the one-liter and two-liter carbonated soft drink and Lipton jug packages, as well as a more value-oriented promotional calendar.

Internationally, we anticipate a decline in local country gross domestic product growth rates and continued foreign currency volatility. Despite these challenges, we believe there are opportunities in the CEE market. We plan to continue spending on advertising and marketing and introducing new products. We expect to utilize our “feet on the street” sales force initiative to drive new distribution opportunities and gain higher penetration in higher margin channels. Lastly, we continue to invest in capacity, with a new plant in Romania and new carbonated soft drink lines in Ukraine.

To further address the challenges we face in CEE, we plan to put a greater emphasis on value-oriented packages, categories and promotions. We will expand our brand portfolio through the introduction of water brands in Romania and mainstream flavored carbonated soft drinks in Ukraine. Finally, we will address foreign currency volatility by increasing our net pricing on a local currency basis, reducing costs, and mitigating volatility with hedges, which were executed during fiscal year 2008.

Our ability to generate significant operating cash flow makes several options available to us, including reinvesting in our existing business, reducing debt, repurchasing our stock, paying dividends and pursuing acquisitions with an appropriate expected economic return. We will continue to examine the optimal uses of cash to maximize shareholder value.

The above overview should not be considered by itself in determining full disclosure and should be read in conjunction with the other sections of this Annual Report on Form 10-K.

Items Impacting Comparability

Acquisitions

In fiscal year 2007, we formed a joint venture with PepsiCo to acquire an interest in Sandora, the leading juice company in Ukraine. Under the terms of the joint venture agreement, we hold a 60 percent interest and PepsiCo holds a 40 percent interest. In August 2007, the joint venture acquired 80 percent of Sandora. In November 2007, the joint venture completed the acquisition of the remaining 20 percent interest. Beginning in September 2007, we fully consolidated the results of operations of the joint venture and report minority interest in our Consolidated Financial Statements. Due to the timing of the receipt of available financial information, we record results on a one-month lag basis.

In the third quarter of 2007, we purchased a 20 percent interest in a joint venture that owns Agrima. Agrima produces, sells and distributes PepsiCo products and other beverages throughout Bulgaria. We record equity in net earnings (loss) of nonconsolidated companies in our Consolidated Financial Statements. Due to the timing of the receipt of available financial information, we record results on a one-quarter lag basis.

Special Charges and Adjustments

In fiscal year 2008, we recorded special charges and adjustments totaling $23.0 million. We recorded special charges of $16.8 million. In the Caribbean, we recorded $9.0 million of special charges, which consisted of severance and impairment charges that included a $2.9 million impairment charge related to an intangible asset and a $3.0 million impairment of fixed assets. As a result of various realignment initiatives, we recorded special charges of $4.1 million in the U.S. and $1.3 million in CEE related to severance, fixed asset impairment and lease termination costs. We also recorded a legal contingency of $2.4 million in our CEE operations.

In fiscal year 2008, we determined that we had improperly accounted for certain U.S. employee benefit obligations in prior years. Accordingly, we recorded an out-of-period accounting adjustment of $6.2 million to properly state the benefit obligation as of the end of fiscal year 2008. This adjustment was recorded as an increase in “Other current liabilities” in the Consolidated Balance Sheet.

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

In fiscal year 2006, we recorded special charges of $13.7 million. We recorded special charges of $11.5 million in the U.S. related to our previously announced strategic realignment of the U.S. sales organization, primarily for severance, relocation and other employee-related costs, including the acceleration of vesting of certain restricted stock awards and consulting services incurred in connection with the realignment project. In addition, we recorded special charges in CEE of $2.2 million. The special charges related primarily to a reduction in the workforce and were for severance costs and related benefits.

Marketable Securities Impairment

In fiscal years 2007 and 2006, we recorded other-than-temporary impairment losses of $4.0 million and $7.3 million, respectively, related to a common stock investment that is classified as available-for-sale on our Consolidated Balance Sheets. The losses were recorded in “Other expense, net.”

Gain on Sale of Non-Core Property

In fiscal year 2007, we recorded a gain of $10.2 million related to the sale of non-core property, which consisted of railcars and locomotives. The gain was recorded in “Other expense, net.”

53rd Week

Our U.S. and Caribbean operations end their fiscal year on the Saturday closest to December 31, and as a result, a 53rd week is added every five or six years. Fiscal year 2008 consisted of 53 weeks while fiscal years 2007 and 2006 each consisted of 52 weeks. Various estimates and assumptions were made to quantify the impact of the additional week of operations. The table below summarizes the impact of the 53rd week on fiscal year 2008 (in millions):

	53rd Week Impact
	U.S.	Caribbean	Worldwide

Net sales	$48.5	$4.2	$52.7
Cost of goods sold	28.4	3.2	31.6
Selling, delivery and administrative expenses	11.3	0.9	12.2
Operating income	8.8	0.1	8.9
Net income			5.7

Operating Results — 2008 compared with 2007

Volume.  Sales volume growth (decline) for fiscal years 2008 and 2007 were as follows:

Volume	2008	2007

U.S.	(2.7)%	(1.4)%
CEE	34.7%	49.5%
Caribbean	(3.9)%	(5.0)%
Worldwide	6.8%	7.8%

	2008 Compared to 2007
Volume Change	U.S.	CEE	Caribbean	Worldwide

Impact of 53rd week	1.4%	—	2.0%	1.1%
Constant territory volume	(4.1)%	2.6%	(5.9)%	(2.5)%
Acquisitions	—	32.1%	—	8.2%

Change in volume	(2.7)%	34.7%	(3.9)%	6.8%

In fiscal year 2008, worldwide volume increased 6.8 percent compared to the prior year. The increase in worldwide volume was primarily due to the incremental impact of acquisitions and constant territory growth in CEE, partly offset by volume declines in the U.S. and the Caribbean.

Volume in the U.S. declined 2.7 percent in fiscal year 2008 compared to fiscal year 2007 due, in part, to a decline in carbonated soft drink volume of 3 percent. Single-serve volume declined 4 percent due mainly to softness in the foodservice and convenience and gas channels. The non-carbonated beverage category declined 8 percent, driven by a 15 percent volume decline in Aquafina due primarily to declines in take-home package and an 11 percent decline in the tea category. The decrease in volume was partly offset by the 53rd week contribution of 1.4 percentage points.

Volume in CEE increased 34.7 percent in fiscal year 2008 compared to fiscal year 2007. The increase was primarily due to the Sandora acquisition, which contributed 32.1 percentage points of the increase. The remaining growth in CEE was led by high single-digit growth in Romania and mid single-digit growth in Poland.

Volume in the Caribbean declined 3.9 percent in fiscal year 2008 compared to fiscal year 2007, driven mainly by a weaker economy and competitive pressures in Puerto Rico, partly offset by volume growth in Jamaica together with the 53rd week contribution of 2.0 percentage points.

Net Sales.  Net sales and net pricing statistics for fiscal years 2008 and 2007 were as follows (dollar amounts in millions):

Net Sales	2008	2007	Change

U.S.	$3,429.9	$3,384.9	1.3%
CEE	1,260.9	849.4	48.4%
Caribbean	246.4	245.2	0.5%

Worldwide	$4,937.2	$4,479.5	10.2%

	2008 Compared to 2007
Net Sales Change	U.S.	CEE	Caribbean	Worldwide

Impact of 53rd week	1.4%	—	1.7%	1.2%
Volume impact *	(3.5)%	2.4%	(5.0)%	(2.1)%
Net price per case, excluding impact of currency translation	4.1%	6.0%	8.2%	4.4%
Currency translation	—	9.4%	(3.3)%	1.6%
Acquisitions	—	32.3%	—	6.1%
Non-core	(0.7)%	(1.7)%	(1.1)%	(1.0)%

Change in net sales	1.3%	48.4%	0.5%	10.2%

*	The amounts in this table represent the dollar impact on net sales due to changes in volume and are not intended to equal the absolute change in volume.

Net Pricing Growth **	2008	2007

U.S.	4.1%	5.1%
CEE	12.6%	19.2%
Caribbean	4.6%	5.6%
Worldwide	4.2%	4.8%

**	Includes the impact from acquisitions and currency translation on core net sales.

Net sales increased $457.7 million, or 10.2 percent, to $4,937.2 million in fiscal year 2008 compared to $4,479.5 million in fiscal year 2007. The increase was mainly attributable to acquisitions, worldwide increases in net pricing on a local currency basis, the favorable impact of foreign currency translation and the impact of the 53rd week, partly offset by volume declines.

Net sales in the U.S. in fiscal year 2008 increased $45.0 million, or 1.3 percent, to $3,429.9 million from $3,384.9 million in fiscal year 2007. The increase in net sales was primarily due to a 4.1 percent increase in net pricing primarily driven by rate increases to cover higher raw material costs, partly offset by a decline in volume. The 53rd week contributed 1.4 percentage points of the increase.

Net sales in CEE in fiscal year 2008 increased $411.5 million, or 48.4 percent, to $1,260.9 million from $849.4 million in fiscal year 2007. The increase was primarily due to acquisitions, which contributed 32.3 percentage points of the increase. Foreign currency translation contributed 9.4 percentage points to the increase in net sales. The remaining increase in net sales was due to volume growth, partly offset by a decline in non-core sales. Net pricing increased 6.0 percent on a local currency basis, driven by rate increases and product mix.

Net sales in the Caribbean increased $1.2 million, or 0.5 percent, in fiscal year 2008 to $246.4 million from $245.2 million in fiscal year 2007. The increase was a result of an increase in net pricing of 4.6 percent and the 53rd week, which contributed 1.7 percentage points to net sales. The increase in net sales was partly offset by a volume decline of 3.9 percent.

Cost of Goods Sold.  Cost of goods sold and cost of goods sold per unit statistics for fiscal years 2008 and 2007 were as follows (dollar amounts in millions):

Cost of Goods Sold	2008	2007	Change

U.S.	$2,015.4	$1,982.0	1.7%
CEE	755.6	491.4	53.8%
Caribbean	184.6	182.8	1.0%

Worldwide	$2,955.6	$2,656.2	11.3%

	2008 Compared to 2007
Cost of Goods Sold Change	U.S.	CEE	Caribbean	Worldwide

Impact of 53rd week	1.4%	—	1.8%	1.2%
Volume impact *	(3.4)%	2.3%	(5.0)%	(2.1)%
Cost per case, excluding impact of currency translation	4.4%	5.4%	8.4%	4.3%
Currency translation	—	6.9%	(3.3)%	1.0%
Acquisitions	—	41.1%	—	7.6%
Non-core	(0.7)%	(1.9)%	(0.9)%	(0.7)%

Change in cost of goods sold	1.7%	53.8%	1.0%	11.3%

*	The amounts in this table represent the dollar impact on cost of goods sold due to changes in volume and are not intended to equal the absolute change in volume.

Cost of Goods Sold per Unit Increase **	2008	2007

U.S	4.4%	5.2%
CEE	17.0%	13.0%
Caribbean	4.9%	5.6%
Worldwide	5.3%	3.9%

**	Includes the impact from acquisitions and currency translation on core cost of goods sold.

Cost of goods sold increased $299.4 million, or 11.3 percent, to $2,955.6 million in fiscal year 2008 from $2,656.2 million in fiscal year 2007. This increase was driven primarily by acquisitions, higher raw material costs and the negative impact of foreign currency translation. The 53rd week contributed 1.2 percentage points of the increase. Cost of goods sold per unit increased 5.3 percent during fiscal year 2008 compared to fiscal year 2007.

In the U.S., cost of goods sold increased $33.4 million, or 1.7 percent, to $2,015.4 million in fiscal year 2008 from $1,982.0 million in the prior year. Cost of goods sold per unit increased 4.4 percent in the U.S., primarily due to higher raw material costs, as well as the impact of mix, partly offset by a decline in volume. The 53rd week contributed 1.4 percentage points of the increase.

In CEE, cost of goods sold increased $264.2 million, or 53.8 percent, to $755.6 million in fiscal year 2008, compared to $491.4 million in the prior year. The increase was primarily due to acquisitions, which contributed 41.1 percentage points of the increase, while the impact of foreign currency translation contributed 6.9 percentage points to the increase in cost of goods sold. Cost of goods sold per unit increased 5.4 percent on a local currency basis in fiscal year 2008 compared to fiscal year 2007 due to higher raw material costs.

In the Caribbean, cost of goods sold increased $1.8 million, or 1.0 percent, to $184.6 million in fiscal year 2008, compared to $182.8 million in fiscal year 2007. The increase was mainly driven by an increase in cost of goods sold per unit of 4.9 percent, attributable to higher raw material and energy costs. The 53rd week contributed 1.8 percentage points of the increase.

Selling, Delivery and Administrative Expenses.  SD&A expenses and SD&A expense statistics for fiscal years 2008 and 2007 were as follows (dollar amounts in millions):

SD&A Expenses	2008	2007	Change

U.S.	$1,079.8	$1,066.5	1.2%
CEE	346.2	256.0	35.2%
Caribbean	59.4	58.4	1.7%

Worldwide	$1,485.4	$1,380.9	7.6%

	2008 Compared to 2007
SD&A Expense Change	U.S.	CEE	Caribbean	Worldwide

Impact of 53rd week	1.1%	—	1.5%	0.9%
Cost impact, excluding impact of currency translation	0.1%	7.5%	3.6%	1.6%
Currency translation	—	11.3%	(3.4)%	2.0%
Acquisitions	—	16.4%	—	3.1%

Change in SD&A expense	1.2%	35.2%	1.7%	7.6%

SD&A Expenses as a Percent of Net Sales	2008	2007

U.S.	31.5%	31.5%
CEE	27.5%	30.1%
Caribbean	24.1%	23.8%
Worldwide	30.1%	30.8%

In fiscal year 2008, SD&A expenses increased $104.5 million, or 7.6 percent, to $1,485.4 million from $1,380.9 million in fiscal year 2007. As a percentage of net sales, SD&A expenses decreased to 30.1 percent during the fiscal year 2008, compared to 30.8 percent in fiscal year 2007, caused by the impact of acquisitions and effective cost management.

In the U.S., SD&A expenses increased $13.3 million, or 1.2 percent, to $1,079.8 million in fiscal year 2008, compared to $1,066.5 million in the prior year. SD&A expenses increased during fiscal year 2008 due to an increase in fuel costs, partly offset by favorable compensation and benefit expenses and the impact of productivity initiatives. The 53rd week contributed 1.1 percentage points of the increase.

In CEE, SD&A expenses increased $90.2 million, or 35.2 percent, to $346.2 million from $256.0 million in the prior year. Acquisitions contributed 16.4 percentage points of the increase and foreign currency translation contributed 11.3 percent. As a percentage of net sales, SD&A expense improved to 27.5 percent compared to 30.1 percent during fiscal year 2007, primarily due to lower overall operating costs for Sandora as compared to the other markets in CEE.

In the Caribbean, SD&A expenses increased $1.0 million, or 1.7 percent, to $59.4 million in fiscal year 2008 from $58.4 million in the prior year. The 53rd week contributed 1.5 percentage points of this increase. SD&A expenses as a percentage of net sales of 24.1 percent in fiscal year 2008 was comparable to the prior year results.

Operating Income (Loss).  Operating income (loss) for fiscal years 2008 and 2007 was as follows (dollar amounts in millions):

Operating Income (Loss)	2008	2007	Change

U.S.	$324.4	$331.6	(2.2)%
CEE	155.4	100.5	54.6%
Caribbean	(6.6)	4.0	(265.0)%

Worldwide	$473.2	$436.1	8.5%

	2008 Compared to 2007
Operating Income (Loss) Change	U.S.	CEE	Caribbean	Worldwide

Impact of 53rd week	2.7%	—	2.6%	2.1%
Operating results, excluding impact of currency translation	(4.9)%	6.7%	(269.9)%	(4.6)%
Currency translation	—	17.3%	2.3%	4.0%
Acquisitions	—	30.6%	—	7.0%

Change in operating income (loss)	(2.2)%	54.6%	(265.0)%	8.5%

Operating income increased $37.1 million, or 8.5 percent, to $473.2 million in fiscal year 2008, compared to $436.1 million in fiscal year 2007.

Operating income in the U.S. decreased $7.2 million, or 2.2 percent, to $324.4 million in fiscal year 2008, compared to $331.6 million in fiscal year 2007. The decrease was primarily due to lower volume, higher cost of goods sold, higher SD&A expenses and special charges and adjustments. The decrease was partly offset by increases in net pricing and the contribution from the 53rd week.

Operating income in CEE increased $54.9 million, or 54.6 percent, to $155.4 million in fiscal year 2008, compared to operating income of $100.5 million in fiscal year 2007. This was mainly due to the beneficial impact of acquisitions, foreign currency translation and increases in net pricing on a local currency basis.

Operating income in the Caribbean decreased $10.6 million to an operating loss of $6.6 million in fiscal year 2008, compared to operating income of $4.0 million in fiscal year 2007, due to special charges and higher raw material and energy costs.

Interest Expense, Net and Other Expense, Net.  Net interest expense increased $1.9 million in fiscal year 2008 to $111.1 million, compared to $109.2 million in fiscal year 2007. The increase was mainly due to higher overall debt levels related to acquisitions, partly offset by higher interest income.

We recorded other expense, net, of $7.9 million in fiscal year 2008 compared to other expense, net, of $0.6 million reported in fiscal year 2007. Foreign currency transaction gains were $0.5 million in the fiscal year 2008 compared to $0.9 million in fiscal year 2007. The foreign currency transaction gains were offset by other expenses. The prior year results included a $10.2 million gain on the sale of non-core property and a $4.0 million other-than-temporary impairment loss related to a marketable security investment.

Income Taxes.  The effective income tax rate, which is income tax expense expressed as a percentage of income from continuing operations before income taxes, minority interest and equity in net (loss) earnings of nonconsolidated companies, was 30.4 percent in fiscal year 2008, compared to 34.3 percent in fiscal year 2007. The lower tax rate was due primarily to favorable country mix of earnings and the associated lower in-country tax rates. In addition, we recorded favorable adjustments associated with the filing of our 2007 U.S. federal income tax return, an investment tax credit in the Czech Republic and a reduction in accruals for uncertain tax positions. These items provided 1.8 percentage points of favorability to the effective income tax rate in fiscal year 2008.

Minority Interest.  We fully consolidated the operating results of Sandora and the Bahamas in our Consolidated Statements of Income. Minority interest represented 40 percent of Sandora results and 30 percent of the Bahamas results attributed to interests owned by others during fiscal years 2008 and 2007.

Equity in Net Loss of Nonconsolidated Companies.  In fiscal year 2007, we purchased a 20 percent interest in a joint venture that owns Agrima. Equity in net loss of nonconsolidated companies was $1.1 million in fiscal year 2008.

Loss on Discontinued Operations.  In fiscal year 2008, we recorded a charge of $15.0 million ($9.2 million net of taxes) related to revised estimates for the costs of environmental remediation, legal and related administrative costs. In particular, we revised our remediation plans at several sites during the year resulting in a $5.0 million increase in the accrual for remediation costs and a $10.0 million increase in our accrual for legal costs. These legal costs also include defense costs associated with toxic tort matters.

In fiscal year 2007, we recorded a charge of $3.2 million ($2.1 million net of taxes) related to revised estimates for environmental remediation, legal and related administrative costs.

Net Income.  Net income increased $14.3 million to $226.4 million in fiscal year 2008, compared to $212.1 million in fiscal year 2007. The 53rd week contributed $5.7 million of the increase. The discussion of our operating results, included above, explains the remainder of the increase in net income.

Operating Results — 2007 compared with 2006

Volume.  Sales volume growth (decline) for fiscal years 2007 and 2006 were as follows:

Volume	2007	2006

U.S.	(1.4)%	0.6%
CEE	49.5%	34.5%
Caribbean	(5.0)%	1.6%
Worldwide	7.8%	5.6%

	2007 Compared to 2006
Volume Change	U.S.	CEE	Caribbean	Worldwide

Constant territory volume	(1.4)%	7.9%	(5.0)%	0.1%
Acquisitions	—	41.6%	—	7.7%

Change in volume	(1.4)%	49.5%	(5.0)%	7.8%

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

Net Sales.  Net sales and net pricing statistics for fiscal years 2007 and 2006 were as follows (dollar amounts in millions):

Net Sales	2007	2006	Change

U.S.	$3,384.9	$3,245.8	4.3%
CEE	849.4	484.1	75.5%
Caribbean	245.2	242.5	1.1%

Worldwide	$4,479.5	$3,972.4	12.8%

	2007 Compared to 2006
Net Sales Change	U.S.	CEE	Caribbean	Worldwide

Volume impact *	(1.2)%	7.1%	(4.3)%	0.1%
Net price per case, excluding impact of currency translation	5.1%	4.6%	6.8%	4.7%
Currency translation	—	15.9%	(1.2)%	1.9%
Acquisitions	—	45.3%	—	5.6%
Non-core	0.4%	2.6%	(0.2)%	0.5%

Change in net sales	4.3%	75.5%	1.1%	12.8%

*	The amounts in this table represent the dollar impact on net sales due to changes in volume and are not intended to equal the absolute change in volume.

Net Pricing Growth **	2007	2006

U.S.	5.1%	1.1%
CEE	19.2%	7.2%
Caribbean	5.6%	5.4%
Worldwide	4.8%	0.5%

**	Includes the impact from acquisitions and currency translation on core net sales.

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

Cost of Goods Sold.  Cost of goods sold and cost of goods sold per unit statistics for fiscal years 2007 and 2006 were as follows (dollar amounts in millions):

Cost of Goods Sold	2007	2006	Change

U.S.	$1,982.0	$1,891.6	4.8%
CEE	491.4	292.7	67.9%
Caribbean	182.8	180.0	1.6%

Worldwide	$2,656.2	$2,364.3	12.3%

	2007 Compared to 2006
Cost of Goods Sold Change	U.S.	CEE	Caribbean	Worldwide

Volume impact *	(1.1)%	7.0%	(4.3)%	0.1%
Cost per case, excluding impact of currency translation	5.2%	1.3%	6.8%	4.1%
Currency translation	—	10.4%	(1.2)%	1.2%
Acquisitions	—	46.0%	—	5.7%
Non-core	0.7%	3.2%	0.3%	1.2%

Change in cost of goods sold	4.8%	67.9%	1.6%	12.3%

*	The amounts in this table represent the dollar impact on cost of goods sold due to changes in volume and are not intended to equal the absolute change in volume.

Cost of Goods Sold per Unit Increase **	2007	2006

U.S.	5.2%	4.3%
CEE	13.0%	5.4%
Caribbean	5.6%	6.4%
Worldwide	3.9%	3.2%

**	Includes the impact from acquisitions and currency translation on core cost of goods sold.

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

In CEE, cost of goods sold increased $198.7 million, or 67.9 percent, to $491.4 million in fiscal year 2007, compared to $292.7 million in the prior year. Acquisitions contributed 46.0 percentage points of the increase. Constant territory volume growth of 7.9 percent and higher ingredient costs also contributed to the increase in cost of goods sold. The remainder of the increase was mainly due to the unfavorable impact of foreign currency translation, which contributed 10.4 percentage points to the increase in cost of goods sold.

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

Selling, Delivery and Administrative Expenses.  SD&A expenses and SD&A expense statistics for fiscal years 2007 and 2006 were as follows (dollar amounts in millions):

SD&A Expenses	2007	2006	Change

U.S.	$1,066.5	$1,012.6	5.3%
CEE	256.0	168.3	52.1%
Caribbean	58.4	57.5	1.6%

Worldwide	$1,380.9	$1,238.4	11.5%

	2007 Compared to 2006
SD&A Expense Change	U.S.	CEE	Caribbean	Worldwide

Cost impact, excluding impact of currency translation	5.3%	9.4%	2.5%	5.8%
Currency translation	—	13.6%	(0.9)%	1.8%
Acquisitions	—	29.1%	—	3.9%

Change in SD&A expense	5.3%	52.1%	1.6%	11.5%

SD&A Expenses as a Percent of Net Sales	2007	2006

U.S.	31.5%	31.2%
CEE	30.1%	34.8%
Caribbean	23.8%	23.7%
Worldwide	30.8%	31.2%

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

Operating Income.  Operating income for fiscal years 2007 and 2006 was as follows (dollar amounts in millions):

Operating Income	2007	2006	Change

U.S.	$331.6	$330.1	0.5%
CEE	100.5	20.9	380.9%
Caribbean	4.0	5.0	(20.0)%

Worldwide	$436.1	$356.0	22.5%

	2007 Compared to 2006
Operating Income Change	U.S.	CEE	Caribbean	Worldwide

Operating results, excluding impact of currency translation	0.5%	96.9%	(14.1)%	5.8%
Currency translation	—	113.1%	(5.9)%	6.7%
Acquisitions	—	170.9%	—	10.0%

Change in operating income	0.5%	380.9%	(20.0)%	22.5%

Operating income increased $80.1 million, or 22.5 percent, to $436.1 million in fiscal year 2007, compared to $356.0 million in fiscal year 2006. The favorable impact of foreign currency translation added 6.7 percentage points to the growth in worldwide operating income and acquisitions added 10.0 percentage points of growth.

Operating income in the U.S. increased $1.5 million to $331.6 million in fiscal year 2007, compared to $330.1 million in fiscal year 2006. The increase was due to lower special charges and higher net pricing, partly offset by volume declines, higher cost of goods sold and higher SD&A expenses.

Operating income in CEE increased $79.6 million to $100.5 million in fiscal year 2007, compared to $20.9 million in fiscal year 2006. This increase was primarily due to acquisitions, the beneficial impact of foreign currency, volume growth and increases in net pricing.

Operating income in the Caribbean decreased $1.0 million to $4.0 million in fiscal year 2007, compared to $5.0 million in fiscal year 2006. The decline in operating income was caused by the soft economic environment in Puerto Rico, which was partly offset by operating income growth in Jamaica.

Interest Expense, Net and Other Expense, Net.  Net interest expense increased $7.9 million in fiscal year 2007 to $109.2 million, compared to $101.3 million in fiscal year 2006, due primarily to higher interest rates on floating rate debt and higher overall debt levels related to our acquisitions, partly offset by lower interest expense related to our securitization program.

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

Income Taxes.  The effective income tax rate, which is income tax expense expressed as a percentage of income from continuing operations before income taxes, minority interest and equity in net earnings of nonconsolidated companies, was 34.3 percent in fiscal year 2007, compared to 37.2 percent in fiscal year 2006. The effective tax rate decreased from the prior year due, in part, to the mix of country results and the associated lower in-country tax rates. The effective income tax rate was also favorably impacted by a reorganization of the legal entity structure in CEE in the second quarter of 2007.

Minority Interest.  We fully consolidated the operating results of Sandora and the Bahamas in our Consolidated Statements of Income. Minority interest represented 40 percent of Sandora results and 30 percent of the Bahamas results attributed to interests owned by others during fiscal year 2007.

Equity in Net Earnings of Nonconsolidated Companies.  In the second quarter of 2005, we acquired a 49 percent interest in Quadrant-Amroq Bottling Company Limited (“QABCL”), which through its subsidiaries produces, sells and distributes Pepsi and other beverages throughout Romania. Equity in net earnings of nonconsolidated companies was $5.6 million in fiscal year 2006. With the acquisition of the remaining 51 percent, we consolidated QABCL results beginning in the third quarter of fiscal year 2006.

Loss on Discontinued Operations.  In fiscal year 2007, we recorded a charge of $3.2 million ($2.1 million net of taxes), related to revised estimates for environmental remediation, legal and related administrative costs.

Net Income.  Net income increased $53.8 million to $212.1 million in fiscal year 2007, compared to $158.3 million in fiscal year 2006. The discussion of our operating results, included above, explains the increase in net income.

Liquidity and Capital Resources

Operating Activities.  Net cash provided by operating activities of continuing operations increased by $67.1 million to $500.6 million in fiscal year 2008, compared to $433.5 million in fiscal year 2007. This increase can mainly be attributed to the favorable year-over-year benefit from changes in primary working capital, higher net income and reduced cash outlays related to special charges. The changes in primary working capital were attributed to strong management of the components of primary working capital, namely inventory, accounts receivable and accounts payable.

Net cash provided by operating activities was unfavorably impacted by higher compensation-related benefit payments and a year-over-year increase in contributions made to our pension plans. We contributed $4.0 million to our pension plans in fiscal year 2008 compared to $0.9 million in fiscal year 2007. We expect to make contributions of approximately $12 million in fiscal year 2009. Increased pension plan contributions may extend into future years if current market conditions persist or deteriorate further.

Investing Activities.  Investing activities during fiscal year 2008 included capital investments of $248.9 million, a decrease of $15.7 million from capital investments of $264.6 million in fiscal year 2007. Capital spending in fiscal year 2009 is expected to be approximately $275 million.

In fiscal year 2007, we entered into a joint venture agreement with PepsiCo to purchase the outstanding common stock of Sandora. Under the terms of the joint venture agreement, we hold a 60 percent interest and PepsiCo holds a 40 percent interest in the joint venture. The preliminary purchase price of $679.4 million increased to $680.4 million as a result of additional payments for acquisition costs in fiscal year 2008. The total purchase price of $680.4 million was net of cash received of $3.0 million. Of the total purchase price, our interest was $408.2 million. Additionally, the joint venture acquired $72.5 million of debt as part of the acquisition, which was retired in fiscal year 2008.

In fiscal year 2007, we purchased a 20 percent interest in a joint venture that owns Agrima, which produces, sells and distributes PepsiCo products and other beverages throughout Bulgaria.

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

Proceeds from the sale of property and equipment in fiscal year 2008 were $7.5 million compared to $29.2 million in fiscal year 2007. In fiscal year 2007, we received proceeds of $20.7 million related to the sale of non-core property, which consisted of railcars and locomotives.

Financing Activities.  Our total debt increased $26.2 million to $2,167.3 million as of the end of fiscal year 2008, from $2,141.1 million as of the end of fiscal year 2007. The increase in total debt was driven by our commercial paper borrowings, which were used primarily for general corporate purposes. In fiscal year 2008, we repaid $47.5 million of long-term debt that was acquired as part of the Sandora acquisition. Included in this payment was $2.5 million of prepayment penalty fees. We received $26.0 million from PepsiCo that included its portion of the debt repayment. This cash receipt is reflected in financing activities in the Consolidated Statement of Cash Flows.

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

In fiscal year 2006, we issued $250 million of notes with a coupon rate of 5.625 percent due May 2011. Net proceeds from this issuance were $247.4 million, which included a reduction for discount and issuance costs. The proceeds from the issuance were used primarily to repay our commercial paper obligations and for other general corporate purposes.

We utilize revolving credit facilities both in the U.S. and in our international operations to fund short-term financing needs, primarily for working capital and general corporate purposes. In the U.S., we have an unsecured revolving credit facility under which we can borrow up to an aggregate of $600 million. The facility is for general corporate purposes, including commercial paper backstop. It is our policy to maintain a committed bank facility as backup financing for our commercial paper program. The interest rates on the revolving credit facility, which expires in 2011, are based primarily on the London Interbank Offered Rate. Accordingly, we have a total of $600 million available under our commercial paper program and revolving credit facility combined. We had $365.0 million of commercial paper borrowings as of the end of fiscal year 2008, compared to $269.5 million as of the end of fiscal year 2007.

Certain wholly-owned subsidiaries maintain operating lines of credit for general operating needs. Interest rates are based primarily upon Interbank Offered Rates for borrowings in the subsidiaries’ local currencies. The outstanding balances were $1.6 million and $19.3 million as of the end of fiscal years 2008 and 2007, respectively, and were recorded in “Short-term debt, including current maturities of long-term debt” in the Consolidated Balance Sheets.

We continue to execute our strategy to repurchase shares of our common stock. In fiscal year 2008, our Board of Directors authorized the repurchase of 10 million additional shares under our previously authorized repurchase program. As of the end of fiscal year 2008, 11.5 million shares remained available for repurchase under the 2008 and 2005 authorizations. During fiscal years 2008, 2007 and 2006, we repurchased a total of 5.7 million, 2.7 million and 6.3 million shares of our common stock, respectively, for an aggregate purchase price of $135.0 million, $59.4 million and $150.7 million, respectively.

Our Board of Directors declared quarterly dividends of $0.135 per share on PepsiAmericas common stock for each quarter in fiscal year 2008. We paid cash dividends of $85.0 million in fiscal year 2008, which included $67.3 million for the four quarterly dividends declared in fiscal year 2008, $16.6 million for the fourth quarter of 2007 dividend, and $1.1 million of dividends that were paid as a result of the vesting of restricted stock awards. During fiscal years 2007 and 2006, we paid cash dividends of $65.2 million and $59.3 million, respectively, based on a quarterly dividend rate of $0.13 and $0.125 per share, respectively. As of the end of fiscal year 2008, there was no payable recorded on the Consolidated Balance Sheet for dividends compared to a payable of $16.6 million as of the end of fiscal year 2007. Due to the timing of our fiscal year calendar, we paid the fourth quarter 2008 dividend prior to year-end; whereas, the fourth quarter 2007 dividend was paid in the first quarter of 2008.

In February 2009, we issued $350 million of notes with a coupon rate of 4.375 percent due February 2014. The securities are unsecured and unsubordinated obligations and rank equally in priority with all of our existing and future unsecured and unsubordinated indebtedness. Net proceeds from this transaction were $345.7 million, which reflected the discount reduction of $2.2 million and the debt issuance costs of $2.1 million. The net proceeds from the issuance of the notes were used to repay commercial paper issued by us and for other general corporate purposes.

In March 2009, we gave notice of our intent to terminate our trade receivables securitization program. We believe that the program has become uncompetitive with alternate sources of capital to which we have access. Termination of this program will result in a $150 million increase in trade receivables and a comparable increase in debt on our Consolidated Balance Sheet. Termination of this program will result in a decline in net cash provided by operating activities of $150 million offset by a comparable increase in cash provided by financing activities on our Consolidated Statement of Cash Flows.

Our debt agreements contain a number of covenants that limit, among other things, the creation of liens, sale and leaseback transactions and the general sale of assets. Our revolving credit agreement requires us to maintain an interest coverage ratio. We are in compliance with all of our financial covenants.

Worldwide capital and credit markets, including the commercial paper markets, have recently experienced increased volatility and disruption. Despite this volatility and disruption, we continue to have access to the capital markets, as evidenced by our most recent debt issuance in February 2009. In addition, as noted above, we have a revolving credit facility that acts as a commercial paper backstop. We believe that our operating cash flows are sufficient to fund our existing operations and contractual obligations for the foreseeable future. In addition, we believe that our operating cash flows, available lines of credit, and the potential for additional debt and equity offerings will provide sufficient resources to fund our future growth and expansion, although there can be no assurance that continued or increased volatility and disruption in the worldwide capital and credit markets will not impair our ability to access these markets on terms commercially acceptable. There are a number of options available to us, and we continue to examine the optimal uses of our cash, including reinvesting in our existing business, reducing debt, repurchasing our stock, paying dividends and making acquisitions with an appropriate economic return.

Contractual Obligations

The following table provides a summary of our contractual obligations as of the end of fiscal year 2008 by due date. Long-term debt obligations do not include amounts related to the fair value adjustment for interest rate swaps and unamortized discount from debt issuance. Our short-term and long-term debt, lease commitments, purchase obligations and advertising and exclusivity rights are more fully described in Notes 11, 12 and 20, respectively, in the Notes to the Consolidated Financial Statements. Our interest obligations relate to our contractual obligations under our fixed-rate long-term debt.

	Payments Due by Period
	Total	2009	2010	2011	2012	2013	Thereafter

Commercial paper and notes payable	$366.6	$366.6	$—	$—	$—	$—	$—
Long-term debt obligations	1,789.2	155.2	—	250.0	300.0	150.0	934.0
Interest obligations	874.2	93.6	88.8	81.7	74.7	54.1	481.3
Advertising commitments and exclusivity rights	75.8	28.5	19.6	12.1	7.1	3.4	5.1
Raw material purchase obligations	54.8	40.7	12.2	0.2	—	—	1.7
Lease obligations	123.6	23.0	20.1	14.9	9.7	7.5	48.4
Other purchase obligations	9.4	6.5	2.9	—	—	—	—

Total contractual cash obligations	$3,293.6	$714.1	$143.6	$358.9	$391.5	$215.0	$1,470.5

Not included in the table above are contingent payments for uncertain tax positions of $35.8 million. These amounts were not included due to our inability to predict the timing of the settlement of these amounts.

Also not included in the table above is the contribution of approximately $12 million that we expect to make to our pension plans in fiscal year 2009.

Discontinued Operations.  We continue to be subject to certain indemnification obligations, net of insurance, under agreements related to previously sold subsidiaries, including indemnification expenses for potential environmental and tort liabilities of these former subsidiaries. There is significant uncertainty in assessing our potential expenses for complying with our indemnification obligations, as the determination of such amounts is subject to various factors, including possible insurance recoveries and the allocation of liabilities among other potentially responsible and financially viable parties. Accordingly, the ultimate settlement and timing of cash requirements related to such indemnification obligations may vary significantly from the estimates included in our financial statements. As of the end of fiscal year 2008, we had recorded $36.1 million in liabilities for future remediation and other related costs arising out of our indemnification obligations. This amount excludes possible insurance recoveries and is determined on an undiscounted cash flow basis. In addition, we have funded coverage pursuant to an insurance policy (the “Finite Funding”) purchased in fiscal year 2002, which reduces the cash required to be paid by us for certain environmental sites pursuant to our indemnification obligations. The Finite Funding receivable amount recorded was $9.9 million as of the end of fiscal year 2008, of which $4.2 million is expected to be recovered in 2009 based on our expenditures, and was included as a current asset in the Consolidated Balance Sheet.

In fiscal years 2008 and 2007, we recorded a charge of $15.0 million ($9.2 million net of taxes) and $3.2 million ($2.1 million net of taxes) related to revised estimates for environmental remediation, legal and related administrative costs.

During fiscal years 2008 and 2007, we paid, net of taxes, $9.4 million and $10.4 million, respectively, related to such indemnification obligations, including the offsetting benefit of insurance recovery settlements of $4.5 million and $4.9 million, respectively, on an after-tax basis. We expect to spend approximately $7.6 million on a pretax basis in fiscal year 2009 related to our indemnification obligations, excluding possible insurance recoveries and the benefit of income taxes (See “Environmental Matters” in Item 1 and Note 20 to the Consolidated Financial Statements for further discussion of discontinued operations and related environmental liabilities).

Off-Balance Sheet Arrangements

It is not our business practice to enter into off-balance sheet arrangements, other than in the normal course of business, nor is it our policy to issue guarantees to nonconsolidated affiliates or third parties. For a description of our off-balance sheet arrangements entered into in the normal course of business, see Note 8 “Sales of Receivables,” Note 12 “Leases” and Note 20 “Environmental and Other Commitments and Contingencies” in the Notes to the Consolidated Financial Statements.

Critical Accounting Policies

The preparation of our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to use estimates. We base our estimates on historical experience, available information and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and revisions to estimates are included in our results for the period in which the actual amounts or revisions become known. Presented in our notes to the Consolidated Financial Statements is a summary of our most significant accounting policies used in the preparation of such statements. Significant estimates in the Consolidated Financial Statements include recoverability of goodwill and intangible assets with indefinite lives, environmental liabilities, income taxes, casualty insurance costs and pension and postretirement benefits, which are described in further detail below:

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

The impairment evaluation requires the use of considerable management judgment to determine the fair value of goodwill and intangible assets with indefinite lives using discounted future cash flows, including estimates and assumptions regarding the amount and timing of cash flows, cost of capital and growth rates.

In fiscal year 2008, we initiated a strategic restructuring in the Caribbean, which included country-specific changes in the go-to-market strategies and streamlining of selling and delivery activities. As a result in the third quarter, we performed an impairment analysis for goodwill and intangible assets recorded in our Caribbean geographic segment. There was no resulting impairment of goodwill based on our analysis. We recorded an impairment of $2.9 million related to a franchise right intangible asset in a particular market that was part of the restructuring. In the fourth quarter, we performed our annual impairment valuation for goodwill, and there was no resulting impairment of goodwill based on our analysis. If our plans do not yield anticipated results, we anticipate possible future impairments of goodwill in the Caribbean.

We performed our 2008 annual impairment test of our trademark and tradenames in the fourth quarter. The fair values were determined using assumptions regarding volume, average net pricing and inflation. Based on current assumptions, we have estimated that the fair value of our Sandora brand trademark and tradename intangible asset exceeds its carrying amount. This assessment was made using management’s judgment regarding expected future results associated with our current plans. Changing market conditions brought about by the current economic environment may cause some of our anticipated plans to change. We will continue to closely monitor these assets for any potential impairment, which may be brought about by significant changes in market conditions.

Environmental Liabilities.  We continue to be subject to certain indemnification obligations under agreements related to previously sold subsidiaries, including potential environmental liabilities (see “Environmental Matters” in Item 1 and Note 20 to the Consolidated Financial Statements for further discussion). We have recorded our best estimate of our probable liability under those indemnification obligations. The estimated indemnification liabilities include expenses for the remediation of identified sites, payments to third parties for claims and expenses (including product liability and toxic tort claims), administrative expenses, and the expense of on-going evaluations and litigation. Such estimates and the recorded liabilities are subject to various factors, including possible insurance recoveries, the allocation of liability among other potentially responsible parties, the advancement of technology for means of remediation, possible changes in the scope of work at the contaminated sites, as well as possible changes in related laws, regulations, and agency requirements. We do not discount environmental liabilities. In fiscal year 2008, we recorded a charge of $15.0 million ($9.2 million net of taxes) related to revised estimates for the costs of environmental remediation, legal and related administrative costs. In particular, we revised our remediation plans at several sites during the quarter resulting in an increase in the accrual for remediation costs of $5.0 million, and we increased our accrual for legal costs by $10.0 million. These legal costs include defense costs associated with toxic tort matters.

Income Taxes.  Our effective income tax rate is based on income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. We have established valuation allowances against a portion of the foreign net operating losses and state-related net operating losses to reflect the uncertainty of our ability to fully utilize these benefits given the limited carryforward periods permitted by the various jurisdictions. The evaluation of the realizability of our net operating losses requires the use of considerable management judgment to estimate the future taxable income for the various jurisdictions, for which the ultimate amounts and timing of such realization may differ. The valuation allowance can also be impacted by changes in tax regulations.

Significant judgment is required in determining our uncertain tax positions. We have established accruals for uncertain tax positions using management’s best judgment and adjust these liabilities as warranted by changing facts and circumstances. A change in our uncertain tax positions, in any given period, could have a significant impact on our results of operations and cash flows for that period.

The effective income tax rate, which is income tax expense expressed as a percentage of income from continuing operations before income taxes, minority interest and equity in net (loss) earnings of nonconsolidated companies, was 30.4 percent in fiscal year 2008 compared to 34.3 percent in fiscal year 2007. The lower tax rate was due primarily to favorable country mix of earnings and the associated lower in-country tax rates. In addition, we recorded favorable adjustments associated with the filing of our 2007 U.S. federal income tax return, an investment tax credit in the Czech Republic and a reduction in accruals for uncertain tax positions.

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

Our liability for casualty costs is estimated using individual case-based valuations and statistical analyses and is based upon historical experience, actuarial assumptions and professional judgment. These estimates are subject to the effects of trends in loss severity and frequency based on the best data available to us. These estimates, however, are also subject to a significant degree of inherent variability. We evaluate these estimates on an annual basis and we believe that they are appropriate and within acceptable industry ranges, although an increase or decrease in the estimates or economic events outside our control could have a material impact on our results of operations and cash flows. Accordingly, the ultimate settlement of these costs may vary significantly from the estimates included in our Consolidated Financial Statements.

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

The discount rate is used to calculate the present value of expected future pension and postretirement cash flows as of the measurement date. The guideline for establishing this rate is high-quality, long-term bond rates. A lower discount rate increases the present value of benefit obligations and increases pension expense. The expected long-term rate of return on plan assets is based on current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. A lower-than-expected rate of return on pension plan assets will increase pension expense. A 100 basis point increase in the discount rate would decrease our annual pension expense by $2.4 million. A 100 basis point decrease in the discount rate would increase our annual pension expense by $2.7 million. A 100 basis point increase in our expected return on plan assets would decrease our annual pension expense by $1.9 million. A 100 basis point decrease in our expected return on plan assets would increase our annual pension expense by $1.9 million. See Note 15 to the Consolidated Financial Statements for additional information regarding these assumptions.

Related Party Transactions

Transactions with PepsiCo

PepsiCo is considered a related party due to the nature of our franchise relationship and PepsiCo’s ownership interest in us. As of the end of fiscal year 2008, PepsiCo beneficially owned approximately 43 percent of PepsiAmericas’ outstanding common stock. These shares are subject to a shareholder agreement with our company. As of the end of fiscal years 2008 and 2007, net amounts due from PepsiCo were $5.2 million and $3.1 million, respectively. During fiscal year 2008, approximately 80 percent of our total net sales were derived from the sale of PepsiCo products. We have entered into transactions and agreements with PepsiCo from time to time, and we expect to enter into additional transactions and agreements with PepsiCo in the future. Significant agreements and transactions between our company and PepsiCo are described below.

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

Bottling Agreements and Purchases of Concentrate and Finished Product.  We purchase concentrates from PepsiCo and manufacture, package, sell and distribute cola and non-cola beverages under various bottling agreements with PepsiCo. These agreements give us the right to manufacture, package, sell and distribute beverage products of PepsiCo in both bottles and cans as well as fountain syrup in specified territories. These agreements include a Master Bottling Agreement and a Master Fountain Syrup Agreement for beverages bearing the “Pepsi-Cola” and “Pepsi” trademarks, including Diet Pepsi in the United States. The agreements also include bottling and distribution agreements for non-cola products in the United States, and international bottling agreements for countries outside the United States. These agreements provide PepsiCo with the ability to set prices of concentrates, as well as the terms of payment and other terms and conditions under which we purchase such concentrates. In addition, we bottle water under the “Aquafina” trademark pursuant to an agreement with PepsiCo that provides for payment of a royalty fee to PepsiCo. We also purchase finished beverage products from PepsiCo and certain of its affiliates, including tea, concentrate and finished beverage products from a Pepsi/Lipton partnership, as well as finished beverage products from a PepsiCo/Starbucks partnership. The table below summarizes amounts paid to PepsiCo for purchases of concentrate, finished beverage products, finished snack food products and Aquafina royalty fees, which are included in cost of goods sold.

Bottler Incentives and Other Support Arrangements.  We share a business objective with PepsiCo of increasing availability and consumption of Pepsi-Cola beverages. Accordingly, PepsiCo provides us with various forms of bottler incentives to promote its brands. The level of this support is negotiated regularly and can be increased or decreased at the discretion of PepsiCo. To support volume and market share growth, the bottler incentives cover a variety of initiatives, including direct marketplace, shared media and advertising support. Worldwide bottler incentives from PepsiCo totaled approximately $248.7 million, $231.2 million and $226.8 million for the fiscal years ended 2008, 2007 and 2006, respectively. There are no conditions or requirements that could result in the repayment of any support payments we received.

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

PepsiCo also provided indirect marketing support to our marketplace, which consisted primarily of media expenses. This indirect support was not reflected or included in our Consolidated Financial Statements, as these amounts were paid directly by PepsiCo.

Manufacturing and National Account Services.  Pursuant to the Master Fountain Syrup Agreement, we provide manufacturing services to PepsiCo in connection with the production of certain finished beverage products, and also provide certain manufacturing, delivery and equipment maintenance services to PepsiCo’s national account customers. Net amounts paid or payable by PepsiCo to us for manufacturing and national account services are summarized in the table below.

Sandora Joint Venture.  We are party to a joint venture agreement with PepsiCo pursuant to which we hold the outstanding common stock of Sandora, LLC, the leading juice company in Ukraine. We hold a 60 percent interest in the joint venture and PepsiCo holds a 40 percent interest. In fiscal year 2008, we repaid $47.5 million of long-term debt that was acquired as part of the Sandora acquisition. As a part of this transaction, we received $26.0 million of cash from PepsiCo that included its portion of the debt repayment. The joint venture financial statements have been consolidated in our Consolidated Financial Statements.

Other Transactions.  PepsiCo provides procurement services to us pursuant to a shared services agreement. Under this agreement, PepsiCo acts as our agent and negotiates with various suppliers the cost of certain raw materials by entering into raw material contracts on our behalf. The raw material contracts obligate us to purchase certain minimum volumes. PepsiCo also collects and remits to us certain rebates from the various suppliers related to our procurement volume. In addition, PepsiCo executes certain derivative contracts on our behalf and in accordance with our hedging strategies. Payments to PepsiCo for procurement services are reflected in the table below.

In summary, the Consolidated Statements of Income include the following income and (expense) transactions with PepsiCo (in millions):

	2008	2007	2006

Net sales:
Bottler incentives	$34.7	$32.9	$30.6
Manufacturing and national account services	17.0	19.6	19.3

	$51.7	$52.5	$49.9

Cost of goods sold:
Purchases of concentrate	$(923.3)	$(888.2)	$(829.8)
Purchases of finished beverage products	(232.3)	(210.0)	(188.0)
Purchases of finished snack food products	(26.7)	(17.6)	(12.5)
Bottler incentives	190.3	180.7	182.3
Aquafina royalty fees	(46.6)	(54.3)	(50.2)
Procurement services	(4.1)	(3.9)	(3.9)

	$(1,042.7)	$(993.3)	$(902.1)

Selling, delivery and administrative expenses:
Bottler incentives	$23.7	$17.6	$13.9
Purchases of advertising materials	(2.5)	(2.0)	(1.8)

	$21.2	$15.6	$12.1

Transactions with Bottlers in Which PepsiCo Holds an Equity Interest.  We sell finished beverage products to other bottlers, including The Pepsi Bottling Group, Inc. and Pepsi Bottling Ventures LLC, bottlers in which PepsiCo owns an equity interest. These sales occur in instances where the proximity of our production facilities to the other bottlers’ markets or lack of manufacturing capability, as well as other economic considerations, make it more efficient or desirable for the other bottlers to buy finished product from us. Our sales to other bottlers, including those in which PepsiCo owns an equity interest, were approximately $210.8 million, $213.0 million and $170.1 million in fiscal years 2008, 2007 and 2006, respectively. Our purchases from such other bottlers were $0.5 million, $0.3 million and $2.0 million in fiscal years 2008, 2007 and 2006, respectively.

Agreements and Relationships with Dakota Holdings, LLC, Starquest Securities, LLC and Mr. Pohlad

Under the terms of the PepsiAmericas merger agreement, Dakota Holdings, LLC (“Dakota”), a Delaware limited liability company whose members at the time of the PepsiAmericas merger included PepsiCo and Pohlad Companies, became the owner of 14,562,970 shares of our common stock, including 377,128 shares purchasable pursuant to the exercise of a warrant. In November 2002, the members of Dakota entered into a redemption agreement pursuant to which the PepsiCo membership interests were redeemed in exchange for certain assets of Dakota. As a result, Dakota became the owner of 12,027,557 shares of our common stock, including 311,470 shares purchasable pursuant to the exercise of a warrant. In June 2003, Dakota converted from a Delaware limited liability company to a Minnesota limited liability company pursuant to an agreement and plan of merger. In January 2006, Starquest Securities, LLC (“Starquest”), a Minnesota limited liability company, obtained the shares of our common stock previously owned by Dakota, including the shares of common stock purchasable upon exercise of the above-referenced warrant, pursuant to a contribution agreement. Such warrant expired unexercised in January 2006, resulting in Starquest holding 11,716,087 shares of our common stock. In February 2008, Starquest acquired an additional 400,000 shares of our common stock pursuant to open market purchases, bringing its holdings to 12,116,087 shares of common stock, or 9.7 percent, as of February 27, 2009. The shares held by Starquest are subject to a shareholder agreement with our company.

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

Transactions with Pohlad Companies

We own a one-eighth interest in a Challenger aircraft which we own with Pohlad Companies. SD&A expenses we paid to International Jet, a subsidiary of Pohlad Companies, for office and hangar rent, management fees and maintenance in connection with the storage and operation of this corporate jet in fiscal years 2008, 2007 and 2006 were $0.2 million, $0.1 million and $0.2 million, respectively.

Recently Issued Accounting Pronouncements

See Note 1 of the Consolidated Financial Statements for a summary of new accounting pronouncements that may impact our business.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We are subject to various market risks, including risks from changes in commodity prices, interest rates and currency exchange rates, which are addressed below. In addition, see Note 13 to the Consolidated Financial Statements.

Commodity Prices.  We use commodity inputs such as aluminum for our cans, resin for our PET bottles, natural gas, diesel fuel, unleaded gasoline, high fructose corn syrup and sugar to be used in our operations. These commodities are subject to price fluctuations that may create price risk. Our ability to recover higher product costs through price increases to customers may be limited due to the competitive pricing environment that exists in the soft drink business. With respect to commodity costs included in our product costs, we may enter into firm price commitments for future purchases that enable us to establish a fixed purchase price within a defined time period. We may also use derivative financial instruments to hedge price fluctuations for a portion of anticipated purchases of certain commodities used in our operations. We have policies governing the hedging instruments we may use, including a policy to not enter into derivative contracts for speculative or trading purposes. For derivatives where we cannot achieve hedge accounting, such as hedges of forecasted purchases of diesel fuel, we record changes in the fair value of those instruments on a mark-to-market basis.

As of the end of fiscal year 2008, we had outstanding derivative contracts for anticipated purchases of aluminum and natural gas. As of the end of fiscal year 2007, we had no outstanding hedges.

Interest Rates.  During fiscal years 2008 and 2007, the risk from changes in interest rates was not material to our operations because a significant portion of our debt portfolio represented fixed rate obligations. As of the end of fiscal years 2008 and 2007, approximately 20 percent of our debt portfolio was variable rate obligations. Our floating rate exposure relates to changes in the six-month London Interbank Offered Rate (“LIBOR”) and the federal funds rate. Assuming consistent levels of floating rate debt with those held as of the end of fiscal years 2008 and 2007, a 50 basis point (0.5 percent) change in each of these rates would have an impact of approximately $3 million and $2 million, respectively, on our annual interest expense. During fiscal years 2008 and 2007, we had cash equivalents throughout the year, principally invested in money market funds, which were most closely tied to the federal funds rate. Assuming a 50 basis point change in the rate of interest associated with our short-term investments, interest income would not have changed by a significant amount.

Currency Exchange Rates.  Because we operate outside of the U.S., we are subject to risk resulting from changes in currency exchange rates. Currency exchange rates are influenced by a variety of economic factors including local inflation, growth, interest rates and governmental actions, as well as other factors. In particular, our operations in CEE are subject to currency exchange rate exposure associated with cost of goods sold, particularly concentrate and packaging, which may be purchased in either U.S. dollars or euros. We may use derivative financial instruments to hedge currency exchange rate fluctuations associated with a portion of anticipated raw material purchases. Our investment in markets outside of the U.S. has increased during the past several years and, as such, our exposure to currency risk has increased. Our principal exposures are the Ukrainian hryvnya, Romanian leu and the Polish zloty.

Based on net sales, international operations represented approximately 31 percent and 24 percent of our total operations in fiscal years 2008 and 2007, respectively. Changes in currency exchange rates impact the translation of the operations’ results from their local currencies into U.S. dollars. During fiscal years 2008 and 2007, foreign currency had a beneficial impact to net income of $13.4 million and $19.0 million, respectively. If the currency exchange rates had changed by 1 percent in fiscal years 2008 and 2007, we estimate the impact on operating income would have been approximately $3 million and $1 million, respectively. Our estimate reflects the fact that a portion of the international operations costs are denominated in U.S. dollars and euros. This estimate does not take into account the possibility that rates can move in opposite directions and that gains in one category may or may not be offset by losses from another category. As of the end of fiscal year 2008, we had outstanding derivative contracts for anticipated purchases of raw materials for which payment is settled in currencies other than our local operations’ functional currency.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of January 3, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended January 3, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 3, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on this assessment, management believes that, as of January 3, 2009, our internal control over financial reporting was effective based on those criteria.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as a part of this audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
of PepsiAmericas, Inc.:

We have audited PepsiAmericas, Inc.’s (the Company) internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PepsiAmericas, Inc. and subsidiaries as of the end of fiscal years 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the fiscal years 2008, 2007 and 2006, and our report dated March 3, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Minneapolis, Minnesota
March 3, 2009

Item 9B.	Other Information.

On February 26, 2009, our Board of Directors declared a first quarter 2009 dividend of $0.14 per share on PepsiAmericas common stock. The dividend is payable April 1, 2009 to shareholders of record as of March 13, 2009.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

We incorporate by reference the information contained under the captions “Proposal 1: Election of Directors”, “Our Board of Directors and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the annual meeting of shareholders to be held May 7, 2009.

Pursuant to General Instruction G(3) to the Annual Report on Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding executive officers of PepsiAmericas is provided in Part I of this Annual Report on Form 10-K under separate caption.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. This code of ethics is available on our website at www.pepsiamericas.com and in print upon written request to PepsiAmericas, Inc., 4000 RBC Plaza, 60 South Sixth Street, Minneapolis, Minnesota 55402, Attention: Investor Relations. Any amendment to, or waiver from, a provision of our code of ethics will be posted to the above-referenced website.

Item 11.	Executive Compensation.

We incorporate by reference the information contained under the captions “Our Board of Directors and Committees — Management Resources and Compensation Committee Interlocks and Insider Participation”, “Our Board of Directors and Committees — Management Resources and Compensation Committee Report”, “Non-Employee Director Compensation” and “Executive Compensation” in our definitive proxy statement for the annual meeting of shareholders to be held May 7, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We incorporate by reference the information contained under the captions “Our Largest Shareholders,” “Shares Held by Our Directors and Executive Officers” and “Equity Compensation Plan Information” in our definitive proxy statement for the annual meeting of shareholders to be held May 7, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

We incorporate by reference the information contained under the captions “Our Board of Directors and Committees” and “Certain Relationships and Related Transactions” in our definitive proxy statement for the annual meeting of shareholders to be held May 7, 2009.

Item 14.	Principal Accountant Fees and Services.

We incorporate by reference the information contained under the caption “Proposal 3: Ratification of Appointment of Independent Registered Public Accountants” in our definitive proxy statement for the annual meeting of shareholders to be held May 7, 2009.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) See Index to Financial Information on page F-1 and Exhibit Index on page E-1.

(b) See Exhibit Index on page E-1.

(c) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of March 2009.

PEPSIAMERICAS, INC.

By:	/s/ ALEXANDER H. WARE
Alexander H. Ware
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 4th day of March 2009.

Signature		Title

	/s/ ROBERT C. POHLAD Robert C. Pohlad	Chairman of the Board and Chief Executive Officer and Director (Principal Executive Officer)

	/s/ ALEXANDER H. WARE Alexander H. Ware	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	/s/ TIMOTHY W. GORMAN Timothy W. Gorman	Senior Vice President and Controller (Principal Accounting Officer)

*	/s/ HERBERT M. BAUM Herbert M. Baum	Director

*	/s/ RICHARD G. CLINE Richard G. Cline	Director

*	/s/ MICHAEL J. CORLISS Michael J. Corliss	Director

*	/s/ PIERRE S. DU PONT Pierre S. du Pont	Director

*	/s/ ARCHIE R. DYKES Archie R. Dykes	Director

*	/s/ JAROBIN GILBERT, JR. Jarobin Gilbert, Jr.	Director

*	/s/ JAMES R. KACKLEY James R. Kackley	Director

*	/s/ MATTHEW M. MCKENNA Matthew M. McKenna	Director

*	/s/ DEBORAH E. POWELL Deborah E. Powell	Director

*By:	/s/ ALEXANDER H. WARE Alexander H. Ware Attorney-in-Fact March 4, 2009

PEPSIAMERICAS, INC.

FINANCIAL INFORMATION

FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

FISCAL YEAR 2008

PEPSIAMERICAS, INC.

Index to Financial Information

Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Statements of Income for the fiscal years 2008, 2007 and 2006	F-3
Consolidated Balance Sheets as of fiscal year end 2008 and 2007	F-4
Consolidated Statements of Cash Flows for the fiscal years 2008, 2007 and 2006	F-5
Consolidated Statements of Shareholders’ Equity and Comprehensive (Loss) Income for the fiscal years 2008, 2007 and 2006	F-6
Notes to Consolidated Financial Statements	F-7
Financial Statement Schedules:
Financial statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or accompanying notes

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
of PepsiAmericas, Inc.:

We have audited the accompanying consolidated balance sheets of PepsiAmericas, Inc. and subsidiaries (the Company) as of the end of fiscal years 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive (loss) income, and cash flows for each of the fiscal years 2008, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of the end of fiscal years 2008 and 2007, and the results of their operations and their cash flows for each of the fiscal years 2008, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 3, 2009, based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Minneapolis, Minnesota
March 3, 2009

PEPSIAMERICAS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

Fiscal Years	2008	2007	2006

Net sales	$4,937.2	$4,479.5	$3,972.4
Cost of goods sold	2,955.6	2,656.2	2,364.3

Gross profit	1,981.6	1,823.3	1,608.1
Selling, delivery and administrative expenses	1,485.4	1,380.9	1,238.4
Special charges and adjustments	23.0	6.3	13.7

Operating income	473.2	436.1	356.0
Interest expense, net	111.1	109.2	101.3
Other expense, net	7.9	0.6	11.7

Income from continuing operations before income taxes, minority interest and equity in net (loss) earnings of nonconsolidated companies	354.2	326.3	243.0
Income taxes	107.8	112.0	90.5
Minority interest	(9.7)	(0.1)	0.2
Equity in net (loss) earnings of nonconsolidated companies	(1.1)	—	5.6

Income from continuing operations	235.6	214.2	158.3
Loss from discontinued operations, net of tax	9.2	2.1	—

Net income	$226.4	$212.1	$158.3

Weighted average common shares:
Basic	125.2	126.7	127.9
Incremental effect of stock options and awards	2.0	2.5	1.9

Diluted	127.2	129.2	129.8

Earnings per share:
Basic:
Income from continuing operations	$1.88	$1.69	$1.24
Loss from discontinued operations	(0.07)	(0.02)	—

Total	$1.81	$1.67	$1.24

Diluted:
Income from continuing operations	$1.85	$1.66	$1.22
Loss from discontinued operations	(0.07)	(0.02)	—

Total	$1.78	$1.64	$1.22

Cash dividends declared per share	$0.54	$0.52	$0.50

The accompanying notes are an integral part of these consolidated financial statements.

PEPSIAMERICAS, INC.

CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

As of Fiscal Year End	2008	2007

ASSETS:
Current assets:
Cash and cash equivalents	$242.4	$189.7
Receivables, net of allowance of $13.5 million and $14.7 million, respectively	305.5	330.6
Inventories:
Raw materials and supplies	117.2	144.5
Finished goods	121.3	143.2

Total inventories	238.5	287.7
Other current assets	119.7	114.1

Total current assets	906.1	922.1
Property and equipment:
Land	84.1	78.5
Buildings and improvements	524.9	508.2
Machinery and equipment	2,301.1	2,263.8

Total property and equipment	2,910.1	2,850.5
Less: accumulated depreciation	(1,554.4)	(1,520.9)

Net property and equipment	1,355.7	1,329.6
Goodwill	2,244.6	2,432.7
Intangible assets, net	498.6	545.6
Other assets	49.1	78.0

Total assets	$5,054.1	$5,308.0

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Short-term debt, including current maturities of long-term debt	$525.0	$337.6
Payables	203.4	224.0
Accrued expenses:
Salaries and wages	71.3	93.3
Customer incentives	86.9	88.8
Interest	25.3	26.6
Other	136.3	132.3

Total current liabilities	1,048.2	902.6
Long-term debt	1,642.3	1,803.5
Deferred income taxes	237.6	282.5
Minority interest	307.1	273.4
Other liabilities	295.0	187.7

Total liabilities	3,530.2	3,449.7
Shareholders’ equity:
Preferred stock ($0.01 par value, 12.5 million shares authorized, no shares issued)	—	—
Common stock ($0.01 par value, 350 million shares authorized, 137.6 million shares issued — 2008 and 2007)	1,296.9	1,292.7
Retained income	828.2	670.9
Accumulated other comprehensive (loss) income	(276.9)	98.8
Treasury stock, at cost (14.5 million shares and 9.5 million shares, respectively)	(324.3)	(204.1)

Total shareholders’ equity	1,523.9	1,858.3

Total liabilities and shareholders’ equity	$5,054.1	$5,308.0

The accompanying notes are an integral part of these consolidated financial statements.

PEPSIAMERICAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

Fiscal Years	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$226.4	$212.1	$158.3
Loss from discontinued operations	9.2	2.1	—

Income from continuing operations	235.6	214.2	158.3
Adjustments to reconcile to net cash provided by operating activities of continuing operations:
Depreciation and amortization	204.3	204.4	193.4
Deferred income taxes	(0.4)	6.1	(2.5)
Special charges and adjustments	23.0	6.3	13.7
Cash outlays related to special charges	(6.7)	(14.3)	(2.6)
Pension contributions	(4.0)	(0.9)	(10.0)
Equity in net loss (earnings) of nonconsolidated companies	1.1	—	(5.6)
Excess tax benefits from share-based payment arrangements	(1.0)	(12.5)	(6.8)
Gain on sale of non-core property	—	(10.2)	—
Marketable securities impairment	—	4.0	7.3
Minority interest	9.7	0.1	(0.2)
Other	22.9	28.5	17.5
Changes in assets and liabilities, exclusive of acquisitions:
Increase in receivables	(7.8)	(30.0)	(37.0)
Decrease (increase) in inventories	29.2	(19.3)	(24.2)
Increase in payables	7.8	23.5	0.5
Net change in other assets and liabilities	(13.1)	33.6	42.0

Net cash provided by operating activities of continuing operations	500.6	433.5	343.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(248.9)	(264.6)	(169.3)
Franchises and companies acquired, net of cash acquired	(1.0)	(682.7)	(88.5)
Proceeds from sales of property and equipment	7.5	29.2	9.7
Proceeds from sales of investments	0.2	—	0.9
Purchase of equity investment	—	(2.3)	—

Net cash used in investing activities	(242.2)	(920.4)	(247.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings of short-term debt	75.3	105.9	13.6
Proceeds from issuance of long-term debt	—	298.2	247.4
Repayment of long-term debt	(47.5)	(39.0)	(185.8)
Excess tax benefits from share-based payment arrangements	1.0	12.5	6.8
Contribution from joint venture minority shareholder	26.0	271.8	—
Issuance of common stock	3.1	61.1	24.9
Treasury stock purchases	(135.0)	(59.4)	(150.7)
Cash dividends	(85.0)	(65.2)	(59.3)

Net cash (used in) provided by financing activities	(162.1)	585.9	(103.1)

Net operating cash flows used in discontinued operations	(9.4)	(10.4)	(11.1)
Effects of exchange rate changes on cash and cash equivalents	(34.2)	8.0	(5.3)

Change in cash and cash equivalents	52.7	96.6	(22.9)
Cash and cash equivalents as of beginning of fiscal year	189.7	93.1	116.0

Cash and cash equivalents as of end of fiscal year	$242.4	$189.7	$93.1

The accompanying notes are an integral part of these consolidated financial statements.

PEPSIAMERICAS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE (LOSS) INCOME
(in millions)

					Accumulated
				Unearned	Other
				Stock-	Comprehensive			Total
	Common Stock		Retained	Based	(Loss)	Treasury Stock		Shareholders’
	Shares	Amount	Income	Compensation	Income	Shares	Amount	Equity

As of Fiscal Year End 2005	137.6	$1,267.1	$432.0	$(16.5)	$(25.1)	(4.6)	$(88.2)	$1,569.3
Comprehensive income:
Net income			158.3					158.3
Foreign currency translation adjustment					40.7			40.7
Unrealized loss on securities					(4.1)			(4.1)
Unrealized loss on derivative instruments					(0.9)			(0.9)
Minimum pension liability adjustment					(12.1)			(12.1)

Total comprehensive income								181.9

Adjustment from the adoption of SFAS No. 158, net of tax					23.2			23.2
Treasury stock purchases						(6.3)	(150.7)	(150.7)
Stock compensation plans		16.3		16.5		0.3	13.0	45.8
Dividends declared			(64.9)					(64.9)

As of Fiscal Year End 2006	137.6	$1,283.4	$525.4	$—	$21.7	(10.6)	$(225.9)	$1,604.6
Comprehensive income:
Net income			212.1					212.1
Foreign currency translation adjustment					66.6			66.6
Unrealized loss on securities					(0.3)			(0.3)
Unrealized gain on derivative instruments					0.6			0.6
Change in unrecognized pension and postretirement cost					10.2			10.2

Total comprehensive income								289.2

Adjustment from the adoption of FIN 48			0.6					0.6
Treasury stock purchases						(2.7)	(59.4)	(59.4)
Stock compensation plans		9.3				3.8	81.2	90.5
Dividends declared			(67.2)					(67.2)

As of Fiscal Year End 2007	137.6	$1,292.7	$670.9	$—	$98.8	(9.5)	$(204.1)	$1,858.3
Comprehensive income:
Net income			226.4					226.4
Foreign currency translation adjustment					(305.4)			(305.4)
Unrealized gain on securities					0.1			0.1
Unrealized loss on derivative instruments					(17.2)			(17.2)
Change in unrecognized pension and postretirement cost					(53.3)			(53.3)

Total comprehensive loss								(149.4)

Adjustment from the adoption of SFAS No. 158, net of tax			(0.2)		0.1			(0.1)
Treasury stock purchases						(5.7)	(135.0)	(135.0)
Stock compensation plans		4.2				0.7	14.8	19.0
Dividends declared			(68.9)					(68.9)

As of Fiscal Year End 2008	137.6	$1,296.9	$828.2	$—	$(276.9)	(14.5)	$(324.3)	$1,523.9

The accompanying notes are an integral part of these consolidated financial statements.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies

Nature of operations.  PepsiAmericas, Inc. (referred to herein as “PepsiAmericas,” “we,” “our,” or “us”) manufactures, distributes and markets a broad portfolio of beverage products in the United States (“U.S.”), Central and Eastern Europe (“CEE”) and the Caribbean. We operate under exclusive franchise agreements with soft drink concentrate producers, including master bottling and fountain syrup agreements with PepsiCo, Inc. (“PepsiCo”) for the manufacture, packaging, sale and distribution of PepsiCo branded products. There are similar agreements with other companies whose brands we produce and distribute. The franchise agreements, in most instances, exist in perpetuity and contain operating and marketing commitments and conditions for termination. In some territories we distribute our own brands, such as Sandora, Sadochok and Toma.

We distribute beverage products to various customers in our designated territories and through various distribution channels. We are vulnerable to certain concentrations of risk, mostly impacting the brands we sell, as well as the customer base to which we sell, as we are exposed to a risk of loss greater than if we would have mitigated these risks through diversification. Approximately 80 percent of our net sales were derived from brands that we bottle under licenses from PepsiCo or PepsiCo joint ventures. Wal-Mart Stores, Inc. is our largest customer which constituted 14.9 percent, 13.6 percent and 11.8 percent of our net sales in our U.S. operations for fiscal years 2008, 2007 and 2006, respectively.

Principles of consolidation.  The Consolidated Financial Statements include all wholly and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. We have an ownership interest in a joint venture that owns Sandora LLC (“Sandora”), which is considered a variable interest entity. Under the terms of the joint venture agreement, we hold a 60 percent interest and PepsiCo holds a 40 percent interest in the joint venture. Pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) (“FIN 46(R)”), “Consolidation of Variable Interest Entities”, PepsiAmericas was determined to be the primary beneficiary and, therefore, the joint venture financial statements have been consolidated in our financial statements. Due to the timing of the receipt of available financial information, the results of Quadrant-Amroq Bottling Company Limited (“QABCL” or “Romania”) and Sandora are recorded on a one-month lag basis.

The equity investment in Agrima JSC (“Agrima”) was recorded under the equity method in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investment in Common Stock.” Due to the timing of the receipt of available financial information, we record equity in net (loss) earnings on a one-quarter lag basis.

Use of accounting estimates.  The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the value of purchase consideration, valuation of accounts receivable, inventories, casualty insurance costs, goodwill, intangible assets, and other long-lived assets, legal contingencies, and assumptions used in the calculation of income taxes, and retirement and other postretirement benefits, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatility in foreign currency and commodities, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

Fiscal year.  Our U.S. and Caribbean operations report using a fiscal year that consists of 52 or 53 weeks ending on the Saturday closest to December 31. Our 2008 fiscal year consisted of 53 weeks and ended on January 3, 2009. Our 2007 and 2006 fiscal years consisted of 52 weeks ended December 29, 2007 and December 30, 2006, respectively.

Beginning in fiscal year 2007, our Caribbean operations aligned their reporting calendar with our U.S. operations. Previously, our Caribbean operations’ fiscal years ended on December 31. The change to the Caribbean fiscal year was not material to our Consolidated Financial Statements. Our CEE operations’ fiscal year ends on December 31 and therefore, are not impacted by the 53rd week.

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

Derivative financial instruments.  Due to fluctuations in market prices for certain commodities, we use derivative financial instruments to hedge against volatility in future cash flows related to anticipated purchases of commodities and to hedge against the risk of adverse movements in interest rates and foreign currency exchange rates. We may use derivative financial instruments to lock interest rates on future debt issues and to convert fixed rate debt to floating rate debt. We also use derivatives related to anticipated purchases of raw materials for which payment of those purchases is in a currency other than the subsidiary’s functional currency. Our corporate policy prohibits the use of derivative instruments for trading or speculative purposes, and we have procedures in place to monitor and control their use.

All derivative instruments are recorded at fair value as either assets or liabilities in our Consolidated Balance Sheets. Derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (“fair value hedge”), a hedge of a forecasted transaction (“cash flow hedge”), or they are not designated as a hedge.

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

For a cash flow hedge, the effective portion of changes in the fair value of the derivative instrument that are highly effective are deferred in “Accumulated other comprehensive (loss) income” until the underlying hedged item is recognized in earnings. The applicable gain or loss recognized in earnings is recorded consistent with the expense classification of the underlying hedged item. If a fair value or cash flow hedge were to cease to qualify for hedge accounting or be terminated, it would continue to be carried on the Consolidated Balance Sheets at fair value until settled, but hedge accounting would be discontinued prospectively. If a forecasted transaction was no longer probable of occurring, amounts previously deferred in “Accumulated other comprehensive (loss) income” would be recognized immediately in earnings.

We may also enter into derivative instruments for which hedge accounting is not elected, because they are entered into to offset changes in the value of an underlying transaction recognized in earnings. These

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

instruments are reflected in the Consolidated Balance Sheets at fair value with changes in fair value recognized in earnings.

Cash received or paid upon settlement of derivative financial instruments designated as cash flow hedges or fair value hedges are classified in the same category as the cash flows from items being hedged in the Consolidated Statements of Cash Flows. Cash flows from the settlement of commodity, foreign currency exchange rate and interest rate derivative instruments are included in “Cash flows from operating activities” in the Consolidated Statements of Cash Flows.

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

Goodwill and intangible assets.  Goodwill and intangible assets with indefinite lives are not amortized, but instead tested annually for impairment or more frequently if events or changes in circumstances indicate that an asset might be impaired. Goodwill is tested for impairment using a two-step approach at the reporting unit level: U.S., CEE, and the Caribbean. First, we estimate the fair value of the reporting units primarily using discounted estimated future cash flows. If the carrying amount exceeds the fair value of the reporting unit, the second step of the goodwill impairment test is performed to measure the amount of the potential impairment loss. Goodwill impairment is measured by comparing the “implied fair value” of goodwill with its carrying amount. Our annual impairment evaluation for goodwill was performed in the fourth quarter and no impairment of goodwill was indicated.

Our identified intangible assets with indefinite lives principally arise from the allocation of the purchase price of businesses acquired and consist primarily of franchise and distribution agreements and trademarks and tradenames. Impairment is measured as the amount by which the carrying amount of the intangible asset exceeds its estimated fair value. The estimated fair value is generally determined on the basis of discounted future cash flows. Based on our impairment analysis performed in fiscal year 2008, the estimated fair value of our identified intangible assets with indefinite lives exceeded the carrying amount, except as described in Note 4.

The impairment evaluation requires the use of considerable management judgment to determine the fair value of the goodwill and intangible assets with indefinite lives using discounted future cash flows, including estimates and assumptions regarding the amount and timing of cash flows, cost of capital and growth rates.

Our definite lived intangible assets consist primarily of franchise and distribution agreements and customer relationships and lists. We compute amortization of definite lived intangible assets using the straight-line method. The approximate lives used for annual amortization are 20 years for franchise and distribution agreements and 7 to 14 years for customer relationships and lists.

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

Investments.  Investments are included in “Other assets” on the Consolidated Balance Sheets and include investments recorded under the equity method, available-for-sale equity securities, securities that are not publicly traded, real estate and other investments. The equity method of accounting is used for investments in affiliated companies which we do not control and in which our interest is generally between 20 and

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

50 percent. Our share of earnings or losses of affiliated companies is included in the Consolidated Statements of Income. Available-for-sale equity securities are carried at fair value, with unrecognized gains and losses, net of taxes, recorded in “Accumulated other comprehensive (loss) income.” Fair values of available-for-sale securities are determined based on prevailing market prices. Unrealized losses determined to be other-than-temporary are recorded in “Other expense, net” on the Consolidated Statements of Income. Securities that are not publicly traded and real estate investments are carried at cost, which management believes is lower than net realizable value.

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

Bottler incentives.  PepsiCo and other brand owners, at their sole discretion, provide us with various forms of marketing support. To promote volume and market share growth, the marketing support is intended to cover a variety of initiatives, including direct marketplace, shared media and advertising support. There are no conditions or requirements that could result in the repayment of any support payments we have received. Over 94 percent of the bottler incentives received in fiscal year 2008 were from PepsiCo or its affiliates.

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

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

related products are sold based on the agreements with vendors. Such bottler incentives primarily include base level funding amounts, which are fixed based on the previous year’s volume and variable amounts that are reflective of the current year’s volume performance.

The Consolidated Statements of Income include the following bottler incentives recorded as income or as a reduction of expense (in millions):

	2008	2007	2006

Net sales	$39.0	$36.3	$34.2
Cost of goods sold	197.5	188.0	191.7
Selling, delivery and administrative expenses	26.3	20.2	14.9

Total	$262.8	$244.5	$240.8

PepsiCo also provided indirect marketing support to our marketplace, which consisted primarily of media expenses. This indirect support was not reflected or included in our Consolidated Financial Statements, as these amounts were paid directly by PepsiCo. Other brand owners provide similar indirect marketing support.

Advertising and marketing costs.  We are involved in a variety of programs to promote our products. Advertising and marketing costs are expensed in the year incurred. Certain advertising and marketing costs incurred by us are partially reimbursed by PepsiCo and other brand owners in the form of marketing support. Advertising and marketing expenses recorded in SD&A expenses were $144.8 million, $128.8 million and $98.7 million in fiscal years 2008, 2007 and 2006, respectively. These amounts are net of bottler incentives of $26.3 million, $20.2 million and $14.9 million in fiscal years 2008, 2007 and 2006, respectively. Prior year amounts have been reclassified to conform to the current year presentation.

Shipping and handling costs.  We record shipping and handling costs in SD&A expenses. Such costs totaled $305.3 million, $291.5 million and $278.7 million in fiscal years 2008, 2007 and 2006, respectively.

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

Stock-based compensation.  We account for stock-based compensation under revised SFAS No. 123, “Share-Based Payment.” We used the modified prospective method of adoption of SFAS No. 123(R). We measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award. The total cost is reduced for estimated forfeitures over the awards’ vesting period and the cost is recognized over the requisite service period. Forfeiture estimates are reviewed on an annual basis. During fiscal years 2008, 2007 and 2006, the forfeiture rate for restricted stock awards was 3.6 percent, 3.6 percent, and 3.3 percent, respectively, and 2.0 percent for stock options during fiscal year 2007 and 2006. No compensation expense was recorded for options in fiscal year 2008 as all options are fully vested.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Foreign currency.  The assets and liabilities of our operations that have functional currencies other than the U.S. dollar are translated at exchange rates in effect at year end, and income statements are translated at the weighted-average exchange rates for the year. In accordance with SFAS No. 52, “Foreign Currency Translation,” gains and losses resulting from the translation of foreign currency financial statements are recorded as a separate component of “Accumulated other comprehensive (loss) income” in the shareholders’ equity section of the Consolidated Balance Sheets. Foreign currency transaction gains or losses are credited or charged to earnings as incurred. The recent global financial downturn has led to a high level of volatility in foreign currency exchange rates; that level of volatility may continue and thus adversely impact our business or financial condition.

Earnings per share.  Basic earnings per share was based upon the weighted-average number of common shares outstanding. Diluted earnings per share assumed the exercise of all options which are dilutive, whether exercisable or not. The dilutive effects of stock options and non-vested restricted stock awards were measured under the treasury stock method.

As of the end of fiscal years 2008 and 2007, there were no antidilutive options or non-vested restricted stock awards. As of the end of fiscal year 2006, there were 1,337,700 antidilutive shares under outstanding options at a weighted-average exercise price of $22.63 per share and no antidilutive non-vested restricted stock awards.

Reclassifications.  Certain amounts in the prior period Consolidated Financial Statements have been reclassified to conform to the current year presentation.

Recently adopted accounting pronouncements.  In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements,” to provide enhanced guidance when using fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other pronouncements require or permit assets or liabilities to be measured by fair value. SFAS No. 157 was effective at the beginning of fiscal year 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP 157-2”), “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, we have only adopted the provisions of SFAS No. 157 with respect to our financial assets and financial liabilities that are measured at fair value as of the beginning of fiscal year 2008. The provisions of SFAS No. 157 have not been applied to nonfinancial assets and nonfinancial liabilities. The major categories of nonfinancial assets and nonfinancial liabilities that are measured at fair value, for which we have not applied the provisions of SFAS No. 157, are as follows: reporting units measured at fair value in the first step of a goodwill impairment test, long-lived assets measured at fair value for an impairment assessment, and assets and liabilities acquired

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

as part of a purchase business combination. See Note 14 below for additional disclosures regarding adoption as it pertains to financial assets and liabilities on our Consolidated Balance Sheet.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” We have adopted the recognition and measurement provisions of SFAS No. 158. The recognition provisions required us to fully recognize the funded status associated with our defined benefit plans. The measurement provisions required us to measure our plans’ assets and liabilities as of the end of our fiscal year rather than of our former measurement date of September 30. We adopted the measurement date provisions as of the beginning of fiscal year 2008, which decreased retained income by $0.3 million ($0.2 million net of taxes) as of the beginning of fiscal year 2008.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51,” to establish accounting and reporting standards for noncontrolling interests, sometimes called minority interest. SFAS No. 160 requires that the parent report noncontrolling interests in the equity section of the balance sheet but separate from the parent’s equity. SFAS No. 160 also requires clear presentation of net income attributable to the parent and the noncontrolling interest on the face of the income statement. All changes in the parent’s ownership interest in the subsidiary must be accounted for consistently. Deconsolidation of the subsidiary requires the recognition of a gain or loss using the fair value of the noncontrolling equity investment rather than the carrying value. SFAS No. 160 becomes effective at the beginning of fiscal year 2009 on a prospective basis. We do not expect our adoption of SFAS No. 160 to have a significant impact on our financial statements. In the first quarter of fiscal year 2009, we will include the required disclosures for all periods presented.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 requires that entities provide disclosure regarding how and when an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The disclosure provisions of SFAS No. 161 become effective as of the beginning of fiscal year 2009.

2.	Investments

Equity securities classified as available-for-sale are carried at fair value and included in “Other assets” in the Consolidated Balance Sheets. Estimated fair values were $1.7 million and $1.6 million as of the end of fiscal years 2008 and 2007, respectively. Unrealized gains and losses representing the difference between carrying amounts and fair value are recorded in the “Accumulated other comprehensive (loss) income” component of shareholders’ equity. These unrealized losses, net of taxes, were $0.2 million and $0.3 million as of the end of fiscal years 2008 and 2007, respectively.

As of the end of fiscal year 2008, investments included common stock of Northfield Laboratories, Inc. (“Northfield”). As a result of a significant decline in market valuation of our investment in Northfield, and in

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”, we adjusted our investment in Northfield in fiscal years 2007 and 2006 to reflect the fair value and recorded these adjustments into income. The realized marketable securities impairment on the Northfield investment resulted in a non-cash charge to income of $4.0 million and $7.3 million in fiscal years 2007 and 2006, respectively.

In fiscal year 2007, we purchased a 20 percent interest in a joint venture that owns Agrima. Agrima produces, sells and distributes PepsiCo branded products and other beverages throughout Bulgaria. This investment was reflected in “Other assets” on the Consolidated Balance Sheet.

3.	Acquisitions

In fiscal year 2007, we entered into a joint venture agreement with PepsiCo to purchase the outstanding common stock of Sandora. Under the terms of the joint venture agreement, we hold a 60 percent interest and PepsiCo holds a 40 percent interest in the joint venture. The preliminary purchase price of $679.4 million increased to $680.4 million as a result of additional payments for acquisition costs in fiscal year 2008. The total purchase price of $680.4 million was net of cash received of $3.0 million. Of the total purchase price, our interest was $408.2 million. As part of the acquisition, the joint venture acquired $72.5 million of debt, which was retired in fiscal year 2008.

The following information summarizes the allocation of the final purchase price of the Sandora acquisition (in millions):

Goodwill	$430.6
Trademark and tradenames	116.0
Customer relationships and lists	48.2
Net assets assumed, net of cash acquired	142.5
Deferred tax liabilities	(56.9)

Total	$680.4

In fiscal year 2005, we acquired 49 percent of the outstanding stock of QABCL for $51.0 million. QABCL is a holding company that, through subsidiaries, produces, sells and distributes PepsiCo branded and other beverages throughout Romania with distribution rights in Moldova. In fiscal year 2006, we acquired the remaining 51 percent of the outstanding stock of QABCL for $81.9 million, net of $17.0 million cash acquired. We acquired $55.4 million of debt as part of the acquisition, which was retired in fiscal year 2006. The increase in the purchase price for the remainder of QABCL compared to the original investment was due to the improved operating performance subsequent to the initial acquisition of our 49 percent minority interest.

The following information summarizes the allocation of the purchase price of the QABCL acquisition (in millions):

Goodwill	$46.4
Franchise and distribution agreements	92.5
Customer relationships and lists	16.0
Net liabilities assumed, net of cash acquired	(1.9)
Deferred tax liabilities	(20.1)

Total	$132.9

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

The following unaudited pro forma information is provided for acquisitions assuming the Romania and Sandora acquisitions occurred as of the beginning of fiscal year 2006 (in millions, except per share amounts):

	2007	2006

Net sales	$4,713.3	$4,286.9
Operating income	473.7	402.8
Net income	210.6	151.2
Earnings per share:
Basic	$1.66	$1.18
Diluted	1.63	1.16

In fiscal year 2006, we also completed the acquisition of Ardea Beverage Co. (“Ardea”), the maker of the airforce Nutrisoda line of soft drinks, for $6.6 million. The purchase agreement contained contingent consideration that was finalized in fiscal year 2007. The amount of additional consideration paid for Ardea was $3.3 million.

4.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by geographic segment for fiscal years 2008 and 2007 were as follows (in millions):

	U.S.	CEE	Caribbean	Total

Balance, fiscal year end 2006	$1,825.2	$185.7	$16.2	$2,027.1
Acquisitions	—	493.8	—	493.8
Purchase accounting adjustments	(1.1)	(103.4)	(0.3)	(104.8)
Foreign currency translation adjustment	—	16.7	(0.1)	16.6

Balance, fiscal year end 2007	$1,824.1	$592.8	$15.8	$2,432.7
Purchase accounting adjustments	0.2	(63.1)	—	(62.9)
Foreign currency translation adjustment	—	(125.1)	(0.1)	(125.2)

Balance, fiscal year end 2008	$1,824.3	$404.6	$15.7	$2,244.6

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

Intangible asset balances as of the end of fiscal years 2008 and 2007 were as follows (in millions):

	2008	2007

Intangible assets subject to amortization:
Gross carrying amount:
Trademarks and tradenames	$—	$109.0
Customer relationships and lists	57.3	56.2
Franchise and distribution agreements	3.3	3.3
Other	2.5	2.9

Total	$63.1	$171.4

Accumulated amortization:
Trademarks and tradenames	$—	$(1.2)
Customer relationships and lists	(11.9)	(6.3)
Franchise and distribution agreements	(1.2)	(1.1)
Other	(0.6)	(0.8)

Total	$(13.7)	$(9.4)

Intangible assets subject to amortization, net	$49.4	$162.0
Intangible assets not subject to amortization:
Franchise and distribution agreements	362.3	383.6
Trademarks and tradenames	86.9	—

Total	$449.2	$383.6

Total intangible assets, net	$498.6	$545.6

Sandora was acquired in fiscal year 2007 by a joint venture in which we hold a 60 percent interest. The process of valuing the assets, liabilities and intangibles acquired in connection with the Sandora acquisition was completed in the second quarter of 2008 and resulted in an allocation of $430.6 million to goodwill, $116.0 million to trademarks and tradenames and $48.2 million to customer relationships and lists. In fiscal year 2007 based on our preliminary valuation, we amortized trademarks and tradenames over 20 to 30 years and the customer relationships and lists over 3 to 10 years. After the final valuation of the assets, liabilities and intangibles was completed, we assigned an indefinite life to the trademarks and tradenames and a useful life of 7 to 10 years for the customer relationships and lists. Amortization expense in fiscal year 2008 included a cumulative benefit of $2.3 million related to the final Sandora valuation.

The process of valuing the assets, liabilities and intangibles acquired in connection with the acquisition of QABCL was completed in the second quarter of 2007 and resulted in an allocation of $46.4 million to goodwill, $92.5 million to franchise and distribution agreements and $16.0 million to customer relationship and lists in CEE. We assigned an indefinite life to the franchise and distribution agreement intangible asset. The customer relationships and lists are being amortized over 8 years.

We increased goodwill by $0.2 million in fiscal year 2008 and reduced goodwill by $0.8 million in fiscal year 2007 due to adjustments associated with net operating loss carryforwards acquired in prior year acquisitions.

In the third quarter of 2008, we initiated a strategic restructuring of the Caribbean operations to streamline operations and improve profitability. In the Bahamas, we no longer produce our products locally but instead utilize a third-party distributor and source our products from other locations. As a result of this change in our business model in that country, the franchise right intangible asset associated with the Bahamas

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

was impaired. We recorded a $2.9 million impairment of the entire franchise right intangible asset, which was included in “Special charges and adjustments” on the Consolidated Statement of Income.

For intangible assets subject to amortization, we calculate amortization expense over the period we expect to receive economic benefit. Total amortization expense was $7.3 million, $6.6 million and $1.2 million in fiscal years 2008, 2007, and 2006, respectively. The increase in amortization expense in fiscal year 2007 was due to the recognition and amortization of intangible assets associated with the Romania and Sandora acquisitions. The estimated aggregate amortization expense over each of the next five years is expected to be $8.5 million per year.

5.	Special Charges and Adjustments

2008 Charges.  In fiscal year 2008, we recorded special charges and adjustments totaling $23.0 million. We recorded special charges of $16.8 million. In the Caribbean, we recorded $9.0 million of special charges, which consisted of severance and impairment charges that included a $2.9 million impairment charge related to an intangible asset and a $3.0 million impairment of fixed assets. As a result of various realignment initiatives, we recorded special charges of $4.1 million in the U.S. and $1.3 million in CEE related to severance, fixed asset impairment and lease termination costs. We also recorded a legal contingency of $2.4 million in our CEE operations.

In fiscal year 2008, we determined that we had improperly accounted for certain U.S. employee benefit obligations in prior years. Accordingly, we recorded an out-of-period accounting adjustment of $6.2 million to properly state the benefit obligation as of the end of fiscal year 2008. This adjustment was recorded as an increase in “Other current liabilities” in the Consolidated Balance Sheet, and is not included in the special charges table below.

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

2006 Charges.  In fiscal year 2006, we recorded special charges of $13.7 million. We recorded special charges of $11.5 million in the U.S. related to our previously announced strategic realignment of the U.S. sales organization, primarily for severance, relocation and other employee-related costs, including the acceleration of vesting of certain restricted stock awards and consulting services incurred in connection with the realignment project. In addition, we recorded special charges in CEE of $2.2 million. The special charges related primarily to a reduction in the workforce and were for severance costs and related benefits.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the activity associated with special charges during the periods presented (in millions):

				Application of
	Beginning of			Non-Cash	End of
	Fiscal Year	Special	Cash	Special	Fiscal Year
	2008	Charges	Outlays	Charges	2008

2008 Charges
Employee-related costs	$0.2	$7.8	$(5.7)	$—	$2.3
Lease terminations and other costs	0.9	0.3	(1.0)	—	0.2
Asset write-downs	—	8.7	—	(8.7)	—

Total accrued liabilities	$1.1	$16.8	$(6.7)	$(8.7)	$2.5

				Application of
	Beginning of			Non-Cash	End of
	Fiscal Year	Special	Cash	Special	Fiscal Year
	2007	Charges	Outlays	Charges	2007

2007 Charges
Employee-related costs	$9.1	$5.4	$(14.3)	$—	$0.2
Vesting of restricted stock awards	2.0	—	—	(2.0)	—
Lease terminations and other costs	—	0.9	—	—	0.9

Total accrued liabilities	$11.1	$6.3	$(14.3)	$(2.0)	$1.1

				Application of
	Beginning of			Non-Cash	End of
	Fiscal Year	Special	Cash	Special	Fiscal Year
	2006	Charges	Outlays	Charges	2006

2006 Charges
Employee-related costs	$—	$11.5	$(2.4)	$—	$9.1
Vesting of restricted stock awards	—	2.0	—	—	2.0
Lease terminations and other costs	—	0.1	(0.2)	0.1	—
Asset write-downs	—	0.1	—	(0.1)	—

Total accrued liabilities	$—	$13.7	$(2.6)	$—	$11.1

The total accrued liabilities remaining as of the end of the fiscal year 2008 were comprised of severance payments, lease terminations and other costs. We expect the remaining liability to be paid using cash from operations during the next 12 months; accordingly, such amounts are classified as “Other current liabilities” in the Consolidated Balance Sheet.

6.  Interest Expense, Net

Interest expense, net, was comprised of the following (in millions):

	2008	2007	2006

Interest expense	$117.9	$112.4	$105.2
Interest income	(6.8)	(3.2)	(3.9)

Interest expense, net	$111.1	$109.2	$101.3

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

7.	Income Taxes

Income taxes were comprised of the following (in millions):

	2008	2007	2006

Current:
Federal	$68.1	$78.2	$85.2
Foreign	35.3	19.8	1.9
State and local	4.8	7.9	5.9

Total current	108.2	105.9	93.0

Deferred:
Federal	(1.6)	0.9	(7.4)
Foreign	(0.3)	5.2	4.0
State and local	1.5	—	0.9

Total deferred	(0.4)	6.1	(2.5)

Income tax provision	$107.8	$112.0	$90.5

The U.S. and foreign components of income before income taxes, minority interest and equity in net (loss) earnings of nonconsolidated companies is set forth in the table below (in millions):

	2008	2007	2006

U.S.	$202.5	$232.5	$231.1
Foreign	151.7	93.8	11.9

	$354.2	$326.3	$243.0

The table below reconciles the income tax provision at the U.S. federal statutory rate to our actual income tax provision (in millions):

	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent

Income taxes at the federal statutory rate	$124.0	35.0	$114.2	35.0	$85.1	35.0
State income taxes, net of federal income tax benefit	4.3	1.2	5.8	1.8	6.3	2.6
Foreign rate differential	(21.6)	(6.1)	(8.5)	(2.6)	4.0	1.6
Enacted rate change	—	—	2.0	0.6	—	—
Change in valuation allowance	—	—	—	—	(1.8)	(0.7)
Other items, net	1.1	0.3	(1.5)	(0.5)	(3.1)	(1.3)

Income tax provision	$107.8	30.4	$112.0	34.3	$90.5	37.2

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

Deferred income taxes are attributable to temporary differences, which exist between the financial statement bases and tax bases of certain assets and liabilities. As of the end of fiscal years 2008 and 2007, deferred income taxes (including discontinued operations) are attributable to (in millions):

	2008	2007

Deferred tax assets:
Foreign net operating loss and tax credit carryforwards	$19.3	$23.5
U.S. state net operating loss and tax credit carryforwards	14.9	14.0
Provision for special charges and previously sold businesses	15.2	14.1
Unrealized net losses on investments and cash flow hedges	29.0	14.7
Pension and postretirement benefits	26.9	0.4
Deferred compensation	16.9	25.3
Other	17.0	10.3

Gross deferred tax assets	139.2	102.3
Valuation allowance	(30.4)	(30.2)

Net deferred tax assets	108.8	72.1

Deferred tax liabilities:
Property	(122.2)	(129.2)
Intangible assets	(201.9)	(202.0)
Other	(1.6)	(2.2)

Total deferred tax liabilities	(325.7)	(333.4)

Net deferred tax liability	$(216.9)	$(261.3)

Net deferred tax liability included in:
Other current assets	$20.7	$21.2
Deferred income taxes	(237.6)	(282.5)

Net deferred tax liability	$(216.9)	$(261.3)

In connection with the merger with the former PepsiAmericas, we became the successor to certain U.S. federal, state and foreign net operating losses (“NOLs”) and tax credit carryforwards. We have, and continue to generate, NOLs related to certain U.S. states and certain foreign jurisdictions. As of the end of fiscal year 2008, our foreign NOLs amounted to $74.8 million, which expire at various periods from 2009 through 2016, except for $15.2 million that do not expire. Utilization of state NOLs and foreign NOLs is limited by various state and international tax laws. We have provided a valuation allowance against all of our state NOLs and a portion of our foreign NOLs. These valuation allowances reflect the uncertainty of our ability to fully utilize these benefits given the limited carryforward periods permitted by the various taxing jurisdictions.

Deferred taxes are not recognized for temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration. As of the end of fiscal year 2008, we have cumulative undistributed earnings of $209.2 million.

In fiscal year 2008, we recorded a $0.2 million increase to goodwill related to the settlement of preacquisition tax liabilities in the U.S. In fiscal year 2007, we recorded a $0.8 million decrease to goodwill to record NOLs for the Ardea acquisition.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” as of the beginning of fiscal year 2007. As a result of the implementation, we recorded a $0.6 million increase to the beginning balance in retained income on the Consolidated Balance Sheet. As of the beginning of fiscal year 2007, we had approximately $25.9 million of total unrecognized tax benefits. Of this total, $15.4 million (net of the federal income tax benefit on state tax issues and interest) would favorably impact the effective income tax rate in any future period, if recognized.

During fiscal years 2008 and 2007, our gross unrecognized tax benefits decreased by $0.6 and increased by $10.5 million, respectively. Of the 2007 decrease, $6.7 million was due to tax positions from prior periods for which a deferred tax asset was recorded.

The table below reconciles the changes in the gross unrecognized tax benefits for fiscal years 2008 and 2007:

	2008	2007

Balance as of the beginning of fiscal year	$36.4	$25.9
Increases due to tax positions in prior period	0.9	7.8
Decreases due to tax positions in prior period	(2.8)	(0.1)
Increases due to tax positions in current period	2.3	5.2
Lapse of statute of limitations	(1.0)	(2.4)

Balance as of the end of fiscal year	$35.8	$36.4

During fiscal years 2008 and 2007, the net unrecognized tax benefits that impacted our effective tax rate decreased by $1.0 million and increased by $1.6 million, respectively. As of the end of fiscal years 2008 and 2007, we had total unrecognized tax benefits of $35.8 million and $36.4 million, of which $16.0 million and $17.0 million (net of the federal income tax benefit on state tax issues and interest), respectively, would favorably impact the effective income tax rate in any future period, if recognized. During fiscal years 2008 and 2007, we recorded $2.5 million and $2.4 million, respectively, of gross interest related to unrecognized tax benefits.

During the next 12 months it is reasonably possible that a reduction of gross unrecognized tax benefits will occur in a range of $4 million to $7 million as a result of the resolution of positions taken on previously filed returns.

We are subject to U.S. federal income tax, state income tax in multiple state tax jurisdictions, and foreign income tax in our CEE and Caribbean tax jurisdictions. Currently, our U.S. federal income tax returns are under examination for fiscal years 2006 and 2007. Fiscal year 2005 is currently not under examination but is still subject to future review subject to the applicable statute of limitations. We have concluded all U.S. federal income tax examinations for years through 2004. The following table summarizes the years that are subject to examination for each primary jurisdiction as of the end of fiscal year 2008:

Jurisdiction	Subject to Examination

Federal (U.S.)	2005-2007
Illinois	1999-2007
Indiana	2004-2007
Iowa	2005-2007
Romania	2003-2007
Poland	2002-2007
Czech Republic	2004-2007
Ukraine	2005-2007

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

Upon adoption of FIN 48, our policy is to recognize interest and penalties related to income tax matters in income tax expense. Formerly, interest was recorded in interest expense. We had $9.0 million, $6.5 million and $4.1 million accrued for interest and no amount accrued for penalties as of the end of fiscal years 2008 and 2007 and upon adoption of FIN 48, respectively.

8.	Sales of Receivables

In fiscal year 2002, Whitman Finance, our special purpose entity and wholly-owned subsidiary, entered into an agreement (the “Securitization”) with a major U.S. financial institution to sell an undivided interest in its receivables. The Securitization involves the sale of receivables, on a revolving basis, by our U.S. bottling subsidiaries to Whitman Finance, which in turn sells an undivided interest in the revolving pool of receivables to the financial institution. The potential amount of receivables eligible for sale is determined based on the size and characteristics of the receivables pool but cannot exceed $150 million based on the terms of the agreement. As of the end of fiscal year 2008, the maximum amount of receivables eligible for sale was $150 million. Costs related to this arrangement, including losses on the sale of receivables, are included in “Interest expense, net.” See Note 24 for additional information.

The receivables sold to Whitman Finance under the Securitization program totaled $248.5 million and $261.8 million as of the end of fiscal years 2008 and 2007, respectively. Receivables for which an undivided ownership interest was sold to the financial institution were $150 million as of the end of fiscal years 2008 and 2007, which were reflected as a reduction in our receivables in the Consolidated Balance Sheets. The receivables were sold to the financial institution at a discount, which resulted in losses of $5.2 million, $7.0 million and $8.1 million in fiscal years 2008, 2007 and 2006, respectively, and are recorded in “Interest expense, net” on the Consolidated Statements of Income. The retained interests of $96.1 million and $108.1 million are included in receivables at fair value as of the end of fiscal years 2008 and 2007, respectively. The fair value incorporates expected credit losses, which are based on specific identification of uncollectible accounts and application of historical collection percentages by aging category. Since substantially all receivables sold to Whitman Finance carry 30-day payment terms, the retained interest is not discounted. The weighted-average key credit loss assumption used in measuring the retained interests as of the end of fiscal years 2008 and 2007, including the sensitivity of the current fair value of retained interests as of the end of fiscal year 2008 related to immediate 10 percent and 20 percent adverse changes in the credit loss assumption, are as follows (in millions):

		As of Fiscal Year End 2008
	As of Fiscal		10% Adverse	20% Adverse
	Year End 2007	Actual	Change	Change

Expected credit losses	1.4%	1.0%	1.1%	1.2%
Fair value of retained interests	$108.1	$96.1	$95.8	$95.6

The above sensitivity analysis is hypothetical and should be used with caution. Changes in fair value based on a 10 percent or 20 percent variation should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear. Whitman Finance had $1.1 million and $1.6 million of net receivables over 60 days past due as of the end of fiscal years 2008 and 2007, respectively. Whitman Finance’s credit losses (recoveries) were $0.9 million, ($0.4) million and $0.7 million in fiscal years 2008, 2007 and 2006, respectively.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

9.	Receivables and Allowance for Doubtful Accounts

Receivables, net of allowance, as of the end of fiscal years 2008 and 2007 consisted of the following (in millions):

	2008	2007

Trade receivables, net of securitization	$268.0	$290.6
Funding and rebates, net	39.7	42.3
Other receivables	11.3	12.4
Allowance for doubtful accounts	(13.5)	(14.7)

Receivables, net of allowance	$305.5	$330.6

The changes in the allowance for doubtful accounts for fiscal years 2008, 2007 and 2006 were as follows (in millions):

	2008	2007	2006

Balance as of the beginning of year	$14.7	$16.1	$15.2
Provision for losses	3.0	0.6	2.8
Write-offs and recoveries	(2.9)	(3.3)	(3.7)
Acquisitions	—	0.1	0.8
Foreign currency translation	(1.3)	1.2	1.0

Balance as of the end of fiscal year	$13.5	$14.7	$16.1

The purpose of the allowance is to provide an estimate of losses with respect to trade receivables. Our estimate in each period requires consideration of historical loss experience, judgments about the impact of present economic conditions, in addition to specific losses for known accounts.

10.	Payables

Payables as of the end of fiscal years 2008 and 2007 consisted of the following (in millions):

	2008	2007

Trade payables	$186.9	$189.4
Dividends payable	—	16.6
Income tax and other payables	16.5	18.0

Payables	$203.4	$224.0

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

11.	Debt

Long-term debt as of the end of fiscal years 2008 and 2007 consisted of the following (in millions):

	2008	2007

6.375% notes due 2009	$150.0	$150.0
5.625% notes due 2011	250.0	250.0
5.75% notes due 2012	300.0	300.0
4.5% notes due 2013	150.0	150.0
4.875% notes due 2015	300.0	300.0
5.00% notes due 2017	250.0	250.0
7.44% notes due 2026	25.0	25.0
7.29% notes due 2026	100.0	100.0
5.50% notes due 2035	250.0	250.0
Various other debt	14.2	59.3
Capital lease obligations	15.3	20.3
Fair value adjustment from interest rate swaps	0.9	3.6
Unamortized discount	(4.7)	(5.8)

Total debt	1,800.7	1,852.4
Less: amount included in short-term debt	158.4	48.9

Total long-term debt	$1,642.3	$1,803.5

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

In fiscal year 2007, we issued $300 million of notes with a coupon rate of 5.75 percent due July 2012. Net proceeds from this transaction were $297.2 million, which reflected the discount reduction of $0.8 million and debt issuance costs of $2.0 million. The net proceeds from the issuance of the notes were used to fund the acquisition of Sandora, to repay commercial paper and for other general corporate purposes. The notes were issued from our automatic shelf registration statement filed May 16, 2006 (the “Registration Statement”). Additional debt securities may be offered under the Registration Statement, which expires on May 16, 2009. In fiscal year 2007, we also borrowed $1.0 million in long-term debt in the Bahamas.

During fiscal year 2008, we repaid $47.5 million of long-term debt acquired as part of the Sandora acquisition. Included in this payment was $2.5 million of prepayment penalty fees. During fiscal year 2007, we paid $11.6 million at maturity of the 8.25 percent notes due February 2007 and $27.4 million at maturity of the 3.875 percent notes due September 2007.

We utilize revolving credit facilities both in the U.S. and in our international operations to fund short-term financing needs, primarily for working capital. In the U.S., we have an unsecured revolving credit facility under which we can borrow up to an aggregate of $600 million. The facility is for general corporate purposes, including commercial paper backstop. It is our policy to maintain a committed bank facility as backup financing for our commercial paper program. The interest rates on the revolving credit facility, which expires in 2011, are based primarily on the London Interbank Offered Rate. Accordingly, we have a total of $600 million available under our commercial paper program and revolving credit facility combined. There were $365.0 million and $269.5 million of borrowings under the commercial paper program as of the end of

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

fiscal years 2008 and 2007, respectively. The weighted-average borrowings under the commercial paper program during fiscal years 2008 and 2007 were $395.8 million and $209.9 million, respectively. The weighted-average interest rate for borrowings outstanding under the commercial paper program during fiscal years 2008 and 2007 were 2.7 percent and 5.1 percent, respectively.

Certain wholly-owned subsidiaries maintain operating lines of credit for general operating needs. Interest rates are based primarily upon Interbank Offered Rates for borrowings in the subsidiaries’ local currencies. The outstanding balances were $1.6 million and $19.3 million as of the end of fiscal years 2008 and 2007, respectively, and were recorded in “Short-term debt, including current maturities of long-term debt” in the Consolidated Balance Sheets.

The amounts of long-term debt, excluding obligations under capital leases, scheduled to mature in the next five years are as follows (in millions):

2009	$155.2
2010	—
2011	250.0
2012	300.0
2013	150.0

The fiscal year 2009 amount contains $5.2 million of debt that was recorded in the Caribbean operations and is reflected as “Various other debt” in the summary of long-term debt table.

12.	Leases

We have entered into noncancelable lease commitments under operating and capital leases for fleet vehicles, computer equipment (including both software and hardware), land, buildings, machinery and equipment.

As of the end of fiscal year 2008, annual minimum rental payments required under capital leases and operating leases that have initial noncancelable terms in excess of one year were as follows (in millions):

	Capital Leases	Operating Leases

2009	$4.0	$19.0
2010	3.8	16.3
2011	3.8	11.1
2012	3.4	6.3
2013	2.2	5.3
Thereafter	—	48.4

Total minimum lease payments	17.2	$106.4

Less: imputed interest	(1.9)

Present value of minimum lease payments	$15.3

Total rent expense applicable to operating leases was $35.3 million, $26.7 million and $26.4 million in fiscal years 2008, 2007 and 2006, respectively. A majority of our leases provide that we pay taxes, maintenance, insurance and certain other operating expenses.

13.	Financial Instruments

We use derivative financial instruments to reduce our exposure to adverse fluctuations in commodity prices and interest rates. These financial instruments are “over-the-counter” instruments and generally were

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

designated at their inception as hedges of underlying exposures. We do not use derivative financial instruments for speculative or trading purposes.

Cash flow hedges.  Periodically, we have entered into derivative financial instruments to hedge against the volatility in future cash flows on anticipated aluminum and natural gas purchases, the prices of which are indexed to their respective market prices. In fiscal year 2008, we also entered into foreign currency derivative contracts to hedge the volatility of foreign currency rates for purchases of raw materials for which payment is settled in a currency other than our local operations’ functional currency. We consider these hedges to be highly effective, because of the high correlation between the commodity prices and our contractual costs.

In anticipation of long-term debt issuances, we have entered into treasury rate lock instruments and forward starting swap agreements. We accounted for these treasury rate lock instruments and forward starting swap agreements as cash flow hedges, as each hedged against the variability of interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt. These treasury rate locks and the forward starting swap agreements were considered highly effective in eliminating the variability of cash flows associated with the forecasted debt issuance.

The following table summarizes the net derivative losses deferred into “Accumulated other comprehensive (loss) income” and reclassified to income, net of income taxes, in fiscal years 2008, 2007 and 2006 (in millions):

	2008	2007	2006

Balance as of the beginning of fiscal year	$(2.7)	$(3.3)	$(2.4)
Deferral of net derivative losses in accumulated
other comprehensive (loss) income	(15.6)	(0.2)	(0.1)
Reclassification of net derivative (losses) gains to income	(1.6)	0.8	(0.8)

Balance as of the end of fiscal year	$(19.9)	$(2.7)	$(3.3)

Fair value hedges.  Periodically, we have entered into interest rate swap contracts to convert a portion of our fixed rate debt to floating rate debt, with the objective of reducing overall borrowing costs. We account for these swaps as fair value hedges, since they hedge against the change in fair value of fixed rate debt resulting from fluctuations in interest rates. In fiscal year 2004, we terminated all outstanding interest rate swap contracts and received $14.4 million for the fair value of the interest rate swap contracts. Amounts included in the cumulative fair value adjustment to long-term debt will be reclassified into earnings commensurate with the recognition of the related interest expense. As of the end of fiscal years 2008 and 2007, the cumulative fair value adjustments to long-term debt were $0.9 million and $3.6 million, respectively.

Derivatives not designated as hedges.  During fiscal years 2008 and 2007, we have entered into heating oil swap contracts to hedge against volatility in future cash flows on anticipated purchases of diesel fuel. These derivative financial instruments were not designated as hedging instruments. All outstanding heating oil swap contracts were settled by the end of fiscal years 2008 and 2007, and therefore, we have not recorded any unrealized gains or losses associated with these contracts in the Consolidated Statements of Income. Realized gains and losses were recorded in cost of goods sold and SD&A expenses where the associated diesel fuel purchases were recorded. During fiscal year 2008, $1.0 million and $3.0 million of realized losses were recorded in cost of goods sold and SD&A expenses, respectively. During fiscal year 2007, $2.7 million and $3.8 million of realized gains were recorded in costs of goods sold and SD&A expenses, respectively.

Other financial instruments.  The carrying amounts of other financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and other accrued expenses, approximate fair values due to their short maturity.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

The fair value of our floating rate debt as of the end of fiscal years 2008 and 2007 approximated its carrying amount. Our fixed rate debt, which includes capital lease obligations, had a carrying amount of $1,800.7 million and an estimated fair value of $1,807.9 million as of fiscal year end 2008. As of the end of fiscal year 2007, our fixed rate debt had a carrying amount of $1,852.4 million and an estimated fair value of $1,845.7 million. The fair value of the fixed rate debt was based upon quotes from financial institutions for instruments with similar characteristics or upon discounting future cash flows.

14.	Fair Value Measurements

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

Financial assets and liabilities recorded on the Consolidated Balance Sheet are categorized on the inputs to the valuation techniques as follows:

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

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of the end of fiscal year 2008 (in millions):

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	End of	Identical	Observable	Unobservable
	Fiscal Year	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Available-for-sale equity securities	$1.7	$1.7	$—	$—
Deferred compensation plan assets	4.5	4.5	—	—
Derivative assets	8.9	—	8.9	—

Total assets	$15.1	$6.2	$8.9	$—

Deferred compensation plan liabilities	$32.7	$—	$32.7	$—
Derivative liabilities	39.1	—	39.1	—

Total liabilities	$71.8	$—	$71.8	$—

Available-for-sale equity securities.  As of the end of the fiscal year 2008, our available-for-sale equity securities consisted of common stock of Northfield Laboratories, Inc. Our available-for-sale equity securities are valued using quoted market prices multiplied by the number of shares owned.

Deferred compensation plan assets and liabilities.  We maintain a self-directed, non-qualified deferred compensation plan for certain executives and other highly compensated employees. In addition, we maintain assets for a portion of the deferred compensation plans in a rabbi trust. Our rabbi trust funds are invested in money market accounts, which are adjusted monthly for any accrued interest. Our unfunded deferred compensation liability is subject to changes in our stock prices as well as price changes in other equity and fixed-income investments. Employees’ deferred compensation amounts are not directly invested in these investment vehicles. We track the performance of each employee’s investment selections and adjust the deferred compensation liability accordingly. The fair value of the unfunded deferred compensation liability is primarily based on the market indices corresponding to the employees’ investment selections.

Derivative assets and liabilities.  We calculate derivative asset and liability amounts using a variety of valuation techniques, depending on the specific characteristics of the hedging instrument. The fair values of our interest rate, foreign exchange and commodity contracts are primarily based on observable interest rate yields, forward foreign exchange and commodity rates.

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

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires, among other things, that we fully recognize the funded status associated with our defined benefit pension and other postretirement benefit plans on the Consolidated Balance Sheets. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. Any unrecognized prior service costs or credits and net actuarial gains and losses as well as subsequent changes in the funded status is recognized as a component of “Accumulated other comprehensive (loss) income” in shareholders’ equity. The recognition provisions of SFAS No. 158 were effective as of the end of fiscal year 2006. We are also required to measure our plans’ assets and liabilities as of the end of our fiscal year instead of the previous measurement date of September 30. The measurement date provision of SFAS No. 158 was adopted as of the beginning of fiscal year 2008. As a result of the implementation, we recorded a $0.2 million decrease to the beginning balance in retained income on the Consolidated Balance Sheet.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

The following tables outline the changes in benefit obligations and fair values of plan assets for our pension plans and postretirement benefits other than pensions and reconcile the pension plans’ funded status to the amounts recognized in our Consolidated Balance Sheets as of the end of fiscal years 2008 and 2007 (in millions):

	Pension Plans		Other Postretirement Plan
	2008	2007	2008	2007

Change in Benefit Obligation:

Benefit obligation as of the beginning of fiscal year	$177.4	$176.6	$18.4	$20.1
Service cost	4.3	3.4	0.1	—
Interest cost	13.7	10.7	1.3	1.1
Plan participant contributions	—	—	1.4	1.2
Amendments	1.7	0.6	—	—
Actuarial loss (gain)	12.9	(5.5)	(0.2)	(2.0)
Benefits paid	(11.3)	(8.4)	(2.4)	(2.0)

Benefit obligation as of the end of fiscal year	$198.7	$177.4	$18.6	$18.4

Change in Fair Value of Plan Assets:

Plan assets as of the beginning of fiscal year	$192.2	$176.5	$—	$—
Actual return on plan assets	(52.7)	23.2	—	—
Plan participant contributions	—	—	1.4	1.2
Employer contributions	5.1	0.9	1.0	0.8
Benefits paid	(11.3)	(8.4)	(2.4)	(2.0)

Plan assets as of the end of fiscal year	$133.3	$192.2	$—	$—

Funded Status	$(65.4)	$14.8	$(18.6)	$(18.4)

Amounts Recognized:
Other assets	$—	$17.9	$—	$—
Accrued expenses, other	(0.3)	(0.2)	(1.5)	(1.5)
Other liabilities	(65.1)	(2.9)	(17.1)	(16.9)

Net amount recognized	$(65.4)	$14.8	$(18.6)	$(18.4)

The change in benefit obligations and the change in the fair value of plan assets in the table above reflect the 15 month period from October 1, 2007 through December 31, 2008.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the net prior service cost (credit) and net actuarial loss (gain) deferred into “Accumulated other comprehensive (loss) income” and reclassified to income in fiscal year 2008 (in millions):

		Other
	Pension	Postretirement
	Plan	Plan	Total

Net Prior Service Cost (Credit), net of tax

Balance as of the beginning of fiscal year	$1.7	$(0.4)	$1.3
Deferral of net prior service cost in accumulated other comprehensive income	1.0	—	1.0
Reclassification of net prior service cost to income	(0.3)	—	(0.3)

Balance as of the end of fiscal year	$2.4	$(0.4)	$2.0

Net Actuarial Loss (Gain), net of tax

Balance as of the beginning of fiscal year	$20.6	$(4.1)	$16.5
Deferral of net actuarial losses in accumulated other comprehensive income	52.6	0.2	52.8
Reclassification of net actuarial (losses) gains to income	(1.0)	0.7	(0.3)

Balance as of the end of fiscal year	$72.2	$(3.2)	$69.0

The amount of net prior service cost and net actuarial loss for our pension plans expected to be reclassified into income during fiscal year 2009 are $0.5 million and $4.5 million, respectively. The amount of net actuarial gain for our other postretirement plan expected to be reclassified into income during fiscal year 2009 is $0.7 million. The amount of net prior service credit expected to be reclassified into income for the other postretirement plan is not material.

Net periodic pension and other postretirement benefit costs for fiscal years 2008, 2007 and 2006 included the following components (in millions):

	Pension Benefit Costs			Other Postretirement Benefit Costs
	2008	2007	2006	2008	2007	2006

Service cost	$3.5	$3.4	$3.4	$—	$—	$0.1
Interest cost	11.1	10.7	10.1	1.1	1.1	1.1
Expected return on plan assets	(15.3)	(14.7)	(13.8)	—	—	—
Amortization of net loss	1.6	2.8	3.8	(1.2)	(0.8)	(0.5)
Amortization of prior service cost	0.4	0.3	0.2	—	—	—

Net periodic cost	$1.3	$2.5	$3.7	$(0.1)	$0.3	$0.7

Accumulated other comprehensive (loss) income amounts are reflected in the Consolidated Balance Sheets net of taxes of $41.4 million and $9.6 million as of the end of fiscal years 2008 and 2007, respectively. We adopted the measurement date provisions of SFAS No. 158 as of the beginning of fiscal year 2008 thereby changing our measurement date from September 30 to December 31.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

Pension costs are funded in amounts not less than minimum levels required by regulation. The principal economic assumptions used in the determination of net periodic pension cost and benefit obligations were as follows:

Net Periodic Pension Cost:	2008	2007	2006

Discount rates	6.49%	6.16%	5.75%
Expected long-term rates of return on assets	8.50%	8.50%	8.50%

Benefit Obligation:	2008	2007	2006

Discount rates	6.23%	6.49%	6.16%
Expected long-term rates of return on assets	8.50%	8.50%	8.50%

Discount Rate.  Since pension liabilities are measured on a discounted basis, the discount rate is a significant assumption. An assumed discount rate is required to be used in each pension plan actuarial valuation. The discount rate assumption reflects the market rate for high quality (for example, rated “AA-” or higher by Standard & Poor’s in the U.S.), fixed-income debt instruments based on the expected duration of the benefit payments for our pension plans as of the annual measurement date and is subject to change each year.

A 100 basis point increase in the discount rate would decrease our annual pension expense by $2.4 million. A 100 basis point decrease in the discount rate would increase our annual pension expense by $2.7 million.

Expected Return on Plan Assets.  The expected long-term return on plan assets should, over time, approximate the actual long-term returns on pension plan assets. The expected return on plan assets assumption is based on historical returns and the future expectation for returns for each asset class, as well as the target asset allocation of the asset portfolio.

A 100 basis point increase in our expected return on plan assets would decrease our annual pension expense by $1.9 million. A 100 basis point decrease in our expected return on plan assets would increase our annual pension expense by $1.9 million.

Plans with Liabilities in Excess of Plan Assets.  The following table provides information for those pension plans with a projected benefit obligation, accumulated benefit obligation in excess of plan assets. The table does not include plans in which the fair value of plan assets exceeds the projected benefit obligation and the accumulated benefit obligation.

	2008	2007

Projected benefit obligation	$198.7	$13.7
Accumulated benefit obligation	198.7	13.7
Fair value of plan assets	133.3	10.6

Plan Assets.  Our pension plans’ weighted-average asset allocations by asset category were as follows:

	December 31,	September 30,
Asset Category	2008	2007

Equity securities	71%	70%
Debt securities	26%	26%
Other	3%	4%

Total	100%	100%

The plan’s assets are invested in the PepsiAmericas Defined Benefit Master Trust (“Master Trust”). The Master Trust’s investment objectives are to seek capital appreciation with a level of current income and

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

long-term income growth. Broad diversification by security and moderate diversification by asset class are achieved by investing in domestic and international equity index funds, domestic bond index funds, and money market funds. The Master Trust’s target investment allocations are 60 percent to 75 percent equities, 25 percent to 35 percent bonds, and up to 5 percent in other assets. The Master Trust does not hold any of our common stock.

Health care assumptions.  The principal economic assumptions used in the determination of net periodic benefit cost for the postretirement benefit plan were as follows:

Net Periodic Benefit Cost:	2008	2007	2006

Discount rates	6.34%	5.97%	5.75%
Health care cost trend rate assumed for next year	9.00%	9.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.00%	5.00%	5.00%
Year that the rate reached the ultimate trend rate	2012	2011	2011

Benefit Obligation:	2008	2007	2006

Discount rates	6.18%	6.34%	5.97%
Health care cost trend rate assumed for next year	9.00%	9.00%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.00%	5.00%	5.00%
Year that the rate reached the ultimate trend rate	2017	2012	2011

Expected plan contributions.  In fiscal years 2008, 2007 and 2006, we made contributions to our pension plans of $4.0 million, $0.9 million and $10.0 million, respectively. In fiscal year 2009, we expect to make a contribution of approximately $12 million to our pension plans.

Expected benefit payments.  The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

		Other
	Pension	Postretirement
Year	Benefits	Benefits

2009	$9.7	$1.3
2010	10.0	1.3
2011	10.5	1.5
2012	11.0	1.5
2013	11.7	1.5
2014 - 2018	67.6	7.2

Company-sponsored defined contribution plans.  Substantially all U.S. salaried employees and certain U.S. hourly employees participate in voluntary, contributory defined contribution plans to which we make partial matching contributions. Also, in connection with the aforementioned freeze of our pension plans, we began making supplemental contributions in 2002 to substantially all U.S. salaried employees’ and eligible hourly employees’ 401(k) accounts, regardless of the level of each employee’s contributions. In addition, we make contributions to a supplemental, non-qualified, deferred compensation plan that provides eligible U.S. executives with the opportunity for contributions that could not be credited to their individual 401(k) accounts due to Internal Revenue Code limitations. The expense recorded amounted to $23.4 million, $20.6 million and $19.7 million in fiscal years 2008, 2007 and 2006, respectively.

Multi-employer pension plans.  We participate in a number of multi-employer pension plans, which provide benefits to certain union employee groups. Amounts contributed to the plans totaled $6.3 million, $5.2 million and $5.3 million in fiscal years 2008, 2007 and 2006, respectively.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

Multi-employer postretirement medical and life insurance.  We participate in a number of multi-employer postretirement plans, which provide health care and survivor benefits to union employees during their working lives and after retirement. Portions of the benefit contributions, which cannot be disaggregated, relate to postretirement benefits for plan participants. Total amounts charged against income and contributed to the plans (including benefit coverage during participating employees’ working lives) amounted to $21.7 million, $19.2 million and $17.9 million in fiscal years 2008, 2007 and 2006, respectively.

16.	Stock Repurchase Program

During fiscal years 2008, 2007 and 2006, we repurchased a total of 5.7 million, 2.7 million and 6.3 million shares of our common stock, respectively, for an aggregate purchase price of $135.0 million, $59.4 million and $150.7 million, respectively. The purchases of these shares were made pursuant to the share repurchase program previously authorized by our Board of Directors. In fiscal year 2008, our Board of Directors authorized the repurchase of 10 million additional shares under our previously authorized repurchase program. As of fiscal year end 2008, the total remaining shares authorized under the repurchase program was 11.5 million shares.

17.	Share-Based Compensation

Our 2000 Stock Incentive Plan (the “2000 Plan”), originally approved by shareholders in fiscal year 2000, provides for granting incentive stock options, nonqualified stock options, related stock appreciation rights, restricted stock awards, restricted stock units, performance awards or any combination of the foregoing. These awards have various vesting provisions. All awards vest immediately upon a change in control as defined by the 2000 Plan, with settlement of those awards in cash.

Generally, outstanding nonqualified stock options are exercisable during a ten-year period beginning one to three years after the date of grant. The exercise price of all options is equal to the fair market value on the date of grant. We generally use treasury stock to satisfy option exercises. There are no outstanding stock appreciation rights under the 2000 Plan as of the end of fiscal year 2008.

Under the 2000 Plan, restricted stock awards are granted to key members of our U.S. and Caribbean management teams and members of our Board of Directors. Restricted stock awards granted to employees vest in their entirety on the third anniversary of the award. Restricted stock awards granted to directors vest immediately upon grant. Pursuant to the terms of such awards, directors may not sell such stock while they serve on the Board of Directors. Dividends are paid to the holders of restricted stock awards upon vesting. We have a policy of using treasury stock to satisfy restricted stock award vesting. We measure the fair value of restricted stock based upon the market price of the underlying common stock at the date of grant.

Restricted stock units are granted to key members of our CEE management team. The restricted stock units are payable to these employees in cash upon vesting at the prevailing market value of our common stock plus accrued dividends. Restricted stock units vest after three years, which equals the employees’ requisite service period. We measure the fair value of the restricted stock unit award liability based upon the market price of the underlying common stock at the date of grant and each subsequent reporting date.

Under the 2000 Plan, 14 million shares were originally reserved for share-based awards. As of the end of fiscal year 2008, there were 3,309,731 shares available for future grants.

Our Stock Incentive Plan (the “1982 Plan”), originally established and approved by the shareholders in 1982, has been subsequently amended from time to time. Most recently in 1999, the shareholders approved an allocation of additional shares to this plan. The types of awards and terms of the 1982 Plan are similar to the 2000 Plan. As of the end of fiscal year 2008, only stock options were outstanding under the 1982 Plan and such options are included in the table below.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

Changes in options outstanding are summarized as follows:

	Options Outstanding
		Range of	Weighted-Average
Options	Shares	Exercise Prices	Exercise Price

Balance, fiscal year end 2005	6,941,495	$10.81 - 22.63	$16.57
Exercised	(1,677,651)	10.81 - 22.63	14.84
Forfeited	(20,558)	12.01 - 22.63	17.76

Balance, fiscal year end 2006	5,243,286	10.81 - 22.63	17.11
Exercised	(3,404,899)	10.81 - 22.63	17.93
Forfeited	(20,145)	12.01 - 18.92	18.03

Balance, fiscal year end 2007	1,818,242	10.81 - 22.63	15.57
Exercised	(179,208)	11.26 - 22.63	17.22
Forfeited	(15,455)	12.75 - 19.53	16.85

Balance, fiscal year end 2008	1,623,579	10.81 - 22.63	15.38

The Black-Scholes model was used to estimate the grant date fair values of options. There were no options granted during fiscal years 2008, 2007 and 2006. We recorded $0.3 million ($0.2 million net of taxes) and $2.4 million ($1.5 million net of taxes) of compensation expense related to options in SD&A expenses in the Consolidated Statements of Income for fiscal years 2007 and 2006, respectively, related to the fiscal year 2004 option grant. No compensation expense was recorded for options in fiscal year 2008 because all outstanding options were fully vested during the first quarter of 2007. The total intrinsic value of options exercised during fiscal years 2008, 2007 and 2006 was $1.4 million, $33.2 million and $14.0 million, respectively. The total intrinsic value of fully vested options as of the end of fiscal year 2008 was $8.9 million.

The following table summarizes information regarding stock options outstanding and exercisable as of the end of fiscal year 2008:

	Options Outstanding and Exercisable
		Weighted-Average	Weighted-
Range of	Options	Remaining Life	Average
Exercise Prices	Outstanding	(in years)	Exercise Price

$10.81 - 12.75	885,605	3.0	$12.34
14.37 - 17.72	175,181	1.9	16.13
18.48 - 22.63	562,793	3.7	19.92

Total Options	1,623,579	3.1	15.38

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

Changes in nonvested restricted stock awards are summarized as follows:

			Weighted-Average
		Range of Grant-Date	Grant-Date Fair
Nonvested Shares	Shares	Fair Value	Value

Balance, fiscal year end 2005	1,645,292	$12.01 - 24.83	$19.15
Granted	970,877	24.31	24.31
Vested	(405,026)	12.01 - 24.31	12.54
Forfeited	(70,512)	18.92 - 24.31	22.78

Balance, fiscal year end 2006	2,140,631	18.92 - 24.83	22.62
Granted	990,278	22.11	22.11
Vested	(532,352)	18.92 - 24.31	20.00
Forfeited	(134,658)	18.92 - 24.31	22.76

Balance, fiscal year end 2007	2,463,899	22.11 - 24.31	22.96
Granted	960,973	26.30	26.30
Vested	(731,794)	22.52 - 26.30	22.65
Forfeited	(42,457)	22.11 - 26.30	23.87

Balance, fiscal year end 2008	2,650,621	22.11 - 26.30	24.24

The weighted-average fair value (at the date of grant) for restricted stock awards granted in fiscal years 2008, 2007 and 2006 was $26.30, $22.11 and $24.31, respectively. We recognized compensation expense of $20.3 million ($12.8 million net of taxes), $18.0 million ($11.8 million net of taxes) and $14.5 million ($9.1 million net of taxes) in fiscal years 2008, 2007 and 2006, respectively, related to restricted stock award grants. In fiscal year 2006, we recognized an acceleration of vesting of certain restricted stock awards of $2.0 million related to our U.S. strategic realignment, which was recorded in “Special charges and adjustments” in the Consolidated Statement of Income. The fair value of restricted stock awards that vested during fiscal years 2008, 2007 and 2006 was $18.7 million, $10.6 million and $9.3 million, respectively.

We grant restricted stock units to key members of management in CEE. In fiscal years 2008, 2007 and 2006, we granted 149,574, 83,675 and 72,900 restricted stock units, respectively, at a weighted-average fair value of $26.30, $22.11 and $24.31, respectively, on the date of grant. We recognized compensation expense of $0.2 million, $3.5 million and $1.0 million in fiscal years 2008, 2007 and 2006, respectively, related to restricted stock unit grants. Based on the nature of these awards, related compensation expense varies with the underlying value of our common stock. There were 276,844 restricted stock units outstanding as of the end of fiscal year 2008. During fiscal year 2008, 70,710 restricted stock units related to the 2005 grant vested, and no restricted stock units vested in 2007 or 2006.

Cash retained as a result of excess tax benefits relating to stock-based compensation is presented in cash flows from financing activities on the Consolidated Statement of Cash Flows. Tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were $1.0 million, $12.5 million and $6.8 million during fiscal years 2008, 2007 and 2006, respectively.

As of the end of fiscal year 2008, there was $27.0 million of total unrecognized compensation cost, net of estimated forfeitures of $2.4 million, related to nonvested stock-based compensation arrangements. This compensation cost is expected to be recognized over the next 1.8 years on a weighted-average basis.

18.	Shareholder Rights Plan and Preferred Stock

On May 20, 1999, we adopted a Shareholder Rights Plan and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of our common stock, par value $0.01 per share. The

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

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

We have 12.5 million authorized shares of Preferred Stock. There is no Preferred Stock issued or outstanding.

19.	Supplemental Cash Flow Information

Net cash provided by operating activities reflected cash payments and receipts for interest and income taxes as follows (in millions):

	2008	2007	2006

Interest paid	$117.8	$104.4	$105.7
Interest received	6.8	3.1	3.9
Income taxes paid	70.4	115.5	87.7
Income tax refunds	15.9	1.9	0.1

20.	Environmental and Other Commitments and Contingencies

Current Operations.  We maintain compliance with federal, state and local laws and regulations relating to materials used in production and to the discharge of wastes, and other laws and regulations relating to the protection of the environment. The capital costs of such management and compliance, including the

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

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

During fiscal years 2008 and 2007, we recorded a charge of $15.0 million ($9.2 million net of taxes) and $3.2 million ($2.1 million net of taxes), respectively, related to revised estimates for environmental remediation, legal and related administrative costs. In particular, we revised our remediation plans at several sites during the year resulting in an increase in the accrual for remediation costs of $5.0 million, and we increased our accrual for legal costs by $10.0 million. These legal costs include defense costs associated with toxic tort matters. As of the end of fiscal year 2008, we had $36.1 million accrued to cover potential indemnification obligations, compared to $40.2 million recorded as of the end of fiscal year 2007. Of the total amount accrued, $11.9 million as of the end of fiscal year 2008 and $19.5 million as of the end of the fiscal year 2007 were recorded in “Accrued expenses, other” on the Consolidated Balance Sheets. This indemnification obligation includes costs associated with several sites in various stages of remediation or negotiations. At the present time, the most significant remaining indemnification obligation is associated with the Willits site, as discussed below, while no other single site has significant estimated remaining costs associated with it. The amounts exclude possible insurance recoveries and are determined on an undiscounted cash flow basis. The estimated indemnification liabilities include expenses for the investigation and remediation of identified sites, payments to third parties for claims and expenses (including product liability),

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

administrative expenses, and the expenses of on-going evaluations and litigation. We expect a significant portion of the accrued liabilities will be spent during the next several years.

Included in our indemnification obligations is financial exposure related to certain remedial actions required at a facility that manufactured hydraulic and related equipment in Willits, California. Various chemicals and metals contaminate this site. A final consent decree was issued in August 1997 and amended in December 2000 in the case of the People of the State of California and the City of Willits, California v. Remco Hydraulics, Inc. The final consent decree established a trust (the “Willits Trust”) which is obligated to investigate and clean up this site. We are currently funding the Willits Trust and the investigation and interim remediation costs on a year-to-year basis as required in the final amended consent decree. We have accrued $10.6 million as of the end of fiscal year 2008 for future remediation and trust administration costs, with the majority of this amount to be spent over the next several years.

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

Essentially all of the assets of the Trust were expended by the Trust in connection with the purchase of the insurance coverage, the Finite Funding and related expenses. These actions were taken to fund remediation and related costs associated with the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries and to protect against additional future costs in excess of our self-insured retention. The original amount of self-insured retention (the amount we must pay before the insurance carrier is obligated to begin payments) was $114.0 million of which $56.6 million has been eroded, leaving a remaining self-insured retention of $57.4 million as of the end of fiscal year 2008. The estimated range of aggregate exposure related only to the remediation costs of such environmental liabilities is approximately $18 million to $38 million. We had accrued $20.4 million as of the end of fiscal year 2008 for remediation costs, which is our best estimate of the contingent liabilities related to these environmental matters. The Finite Funding may be used to pay a portion of the $20.4 million and thus reduces our future cash obligations. Amounts recorded in our Consolidated Balance Sheets related to Finite Funding were $9.9 million as of the end of fiscal year 2008 and $11.5 million as of the end of fiscal year 2007 and were recorded in “Other assets,” net of $4.2 million and $4.7 million recorded in “Other current assets” as of the end of each respective period.

In addition, we had recorded other receivables of $2.6 million as of the end of fiscal year 2007 for future probable amounts to be received from insurance companies and other responsible parties. These amounts were recorded in “Other current assets” as of the end of fiscal year 2007 in the Consolidated Balance Sheets. As of the end of fiscal year 2008, there was no receivable recorded as insurance amounts were received during the current year.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

On May 31, 2005, Cooper Industries, LLC (“Cooper”) filed and later served a lawsuit against us, Pneumo Abex, LLC, and the Trustee of the Trust (the “Trustee”), captioned Cooper Industries, LLC v. PepsiAmericas, Inc., et al., Case No. 05 CH 09214 (Cook Cty. Cir. Ct.). The claims involved the Trust and insurance policy described above. Cooper asserted that it was entitled to access $34 million that previously was in the Trust and was used to purchase the insurance policy. Cooper claimed that Trust funds should have been distributed for underlying Pneumo Abex asbestos claims indemnified by Cooper. Cooper complained that it was deprived of access to money in the Trust because of the Trustee’s decision to use the Trust funds to purchase the insurance policy described above. Pneumo Abex, LLC, the corporate successor to our prior subsidiary, has been dismissed from the suit.

During the second quarter of 2006, the Trustee’s motion to dismiss, in which we had joined, was granted and three counts against us based on the use of Trust funds were dismissed with prejudice, as were all counts against the Trustee, on the grounds that Cooper lacked standing to pursue these counts because it was not a beneficiary under the Trust. We then filed a separate motion to dismiss the remaining counts against us. Our motion was also granted during the second quarter of 2006 and all remaining counts against us were dismissed with prejudice. Cooper subsequently filed a notice of appeal with regard to all rulings by the court dismissing the counts against us and the Trustee. Prior to any oral argument, the appellate court on September 7, 2007 issued an opinion affirming the trial court’s opinion. Cooper subsequently filed motion papers asking the Illinois Supreme Court to accept a discretionary appeal of the rulings. The Trustee then filed an opposition brief explaining why the Illinois Supreme Court should not allow another appeal, and we joined in that brief. On November 29, 2007, the Supreme Court of Illinois denied Cooper’s petition for leave to appeal the appellate court’s September 7, 2007 ruling. Cooper did not file a petition for certiorari seeking discretionary review by the United States Supreme Court by the February 27, 2008 deadline for such filing.

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

In fiscal year 2004, we noted that three mass-filed lawsuits accounted for thousands of claims for which Pneumo Abex claimed indemnification. During the fourth quarter of fiscal year 2005, these and other related claims were resolved for an amount we viewed as reasonable given all of the circumstances and consistent with our prior judgments as to valuation. We have received year-end 2008 claim statistics from law firms and Pneumo Abex which reflect the resolution of those claims and the remaining cases for which Pneumo Abex claims indemnification from PepsiAmericas. After giving effect to the noted resolution of prior mass-filed claims, there are less than 6,000 such claims for which indemnification is claimed as of the end of fiscal year 2008. Of these claims, approximately 5,450 are filed in federal court and are subject to orders issued by the Multi-District Litigation panel, which effectively stay all federal claims, subject to specific requests to activate a particular claim or a discrete group of claims. The remaining cases are in state court and some are in “pleural registries” or other similar classifications that cause a case not to be allowed to go to trial unless there is a specific showing as to a particular plaintiff. Over 50 percent of the state court claims were filed prior to or in 1998. Prior to 1980, sales ceased for the asbestos-containing product claimed to have generated the largest subset of the open cases, and, therefore, we expect a decreasing rate of individual claims for that subset of cases. We oversee monitoring of the defense of the underlying claims that are or may be indemnifiable by us.

As of the end of fiscal years 2008 and 2007, we had accrued $5.1 million and $4.0 million, respectively, related to product liability. These accruals primarily relate to probable asbestos claim settlements and legal defense costs. We also have additional amounts accrued for legal and other costs associated with obtaining insurance recoveries for previously resolved and currently open claims and their related costs. These amounts are included in the total liabilities of $36.1 million accrued as of the end of fiscal year 2008. In addition to the

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

known and probable asbestos claims, we may be subject to additional asbestos claims that are possible for which no reserve had been established as of the end of fiscal year 2008. These additional reasonably possible claims are primarily asbestos-related and the aggregate exposure related to these possible claims is estimated to be in the range of $4 million to $17 million. These amounts are undiscounted and do not reflect any insurance recoveries that we will pursue from insurers for these claims.

In addition, four lawsuits have been filed in California, which name several defendants including certain of our prior subsidiaries. The lawsuits allege that we and our former subsidiaries are liable for personal injury and/or property damage resulting from environmental contamination at the Willits facility. As of the end of fiscal year 2008, there were 43 personal injury plaintiffs in the lawsuits seeking an unspecified amount of damages, punitive damages, injunctive relief and medical monitoring damages. We are actively defending the lawsuits. At this time, we do not believe these lawsuits are material to our business or financial condition.

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

Advertising commitments and exclusivity rights.  We have entered into various long-term agreements with our customers in which we pay the customers for the exclusive right to sell our products in certain venues. We have also committed to pay certain customers for advertising and marketing programs in various long-term contracts. These agreements typically range from one to ten years. As of the end of fiscal year 2008, we have committed approximately $75.8 million related to such programs and advertising commitments.

Purchase obligations.  In addition, PepsiCo has entered into various raw material contracts on our behalf pursuant to a shared services agreement in which PepsiCo provides procurement services to us. Certain raw material contracts obligate us to purchase minimum volumes. As of the end of fiscal year 2008, we had total purchase obligations of $10.8 million related to such raw material contracts.

21.	Segment Reporting

We operate in one industry located in three geographic areas — U.S., CEE and the Caribbean. We operate in 19 states in the U.S. Internationally, we operate in Ukraine, Poland, Romania, Hungary, the Czech Republic, Slovakia, Puerto Rico, Jamaica, the Bahamas, and Trinidad and Tobago. We have distribution rights in Moldova, Estonia, Latvia and Lithuania which are recorded in the CEE geographic segment, and the Bahamas and Barbados, which are recorded in the Caribbean geographic segment. Net sales and operating income from the Sandora acquisition since the date Sandora was consolidated were included in the CEE geographic segment in the table below.

Operating income is exclusive of net interest expense, other miscellaneous income and expense items, and income taxes. Operating income is inclusive of special charges and adjustments of $23.0 million, $6.3 million and $13.7 million in fiscal years 2008, 2007 and 2006, respectively (see Note 5 for further discussion).

Non-operating assets are principally cash and cash equivalents, investments, net property and miscellaneous other assets. Long-lived assets represent net property, investments, net intangible assets and other miscellaneous assets.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

Selected financial information related to our geographic segments is shown below (in millions):

	Net Sales			Operating Income (Loss)
	2008	2007	2006	2008	2007	2006

U.S.	$3,429.9	$3,384.9	$3,245.8	$324.4	$331.6	$330.1
CEE	1,260.9	849.4	484.1	155.4	100.5	20.9
Caribbean	246.4	245.2	242.5	(6.6)	4.0	5.0

Total	$4,937.2	$4,479.5	$3,972.4	473.2	436.1	356.0

Interest expense, net				111.1	109.2	101.3
Other expense, net				7.9	0.6	11.7

Income before income taxes, minority interest and equity in net (loss) earnings of nonconsolidated companies				$354.2	$326.3	$243.0

	Capital Investments			Depreciation and Amortization
	2008	2007	2006	2008	2007	2006

U.S.	$116.5	$190.4	$129.6	$136.8	$148.2	$151.8
CEE	124.1	56.6	24.9	54.6	42.7	27.8
Caribbean	8.3	17.6	14.8	12.9	12.6	11.6

Total operating	$248.9	$264.6	$169.3	204.3	203.5	191.2

Non-operating				—	0.9	2.2

Total				$204.3	$204.4	$193.4

	Assets			Long-Lived Assets
	2008	2007		2008	2007

U.S.	$3,173.3	$3,256.8		$2,968.2	$3,017.2
CEE	1,469.8	1,603.8		1,051.8	1,223.2
Caribbean	191.3	200.5		108.0	121.4

Total operating	4,834.4	5,061.1		4,128.0	4,361.8
Non-operating	219.7	246.9		20.0	24.1

Total	$5,054.1	$5,308.0		$4,148.0	$4,385.9

22.	Related Party Transactions

Transactions with PepsiCo

PepsiCo is considered a related party due to the nature of our franchise relationship and PepsiCo’s ownership interest in us. As of the end of fiscal year 2008, PepsiCo beneficially owned approximately 43 percent of PepsiAmericas’ outstanding common stock. These shares are subject to a shareholder agreement with our company. As of the end of fiscal years 2008 and 2007, net amounts due from PepsiCo were $5.2 million and $3.1 million, respectively. During fiscal year 2008, approximately 80 percent of our total net sales were derived from the sale of PepsiCo products. We have entered into transactions and agreements with

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

PepsiCo from time to time, and we expect to enter into additional transactions and agreements with PepsiCo in the future. Significant agreements and transactions between our company and PepsiCo are described below.

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

Bottling Agreements and Purchases of Concentrate and Finished Product.  We purchase concentrates from PepsiCo and manufacture, package, sell and distribute cola and non-cola beverages under various bottling agreements with PepsiCo. These agreements give us the right to manufacture, package, sell and distribute beverage products of PepsiCo in both bottles and cans as well as fountain syrup in specified territories. These agreements include a Master Bottling Agreement and a Master Fountain Syrup Agreement for beverages bearing the “Pepsi-Cola” and “Pepsi” trademarks, including Diet Pepsi in the United States. The agreements also include bottling and distribution agreements for non-cola products in the United States, and international bottling agreements for countries outside the United States. These agreements provide PepsiCo with the ability to set prices of concentrates, as well as the terms of payment and other terms and conditions under which we purchase such concentrates. In addition, we bottle water under the “Aquafina” trademark pursuant to an agreement with PepsiCo that provides for payment of a royalty fee to PepsiCo. We also purchase finished beverage products from PepsiCo and certain of its affiliates, including tea, concentrate and finished beverage products from a Pepsi/Lipton partnership, as well as finished beverage products from a PepsiCo/Starbucks partnership. The table below summarizes amounts paid to PepsiCo for purchases of concentrate, finished beverage products, finished snack food products and Aquafina royalty fees, which are included in cost of goods sold.

Bottler Incentives and Other Support Arrangements.  We share a business objective with PepsiCo of increasing availability and consumption of Pepsi-Cola beverages. Accordingly, PepsiCo provides us with various forms of bottler incentives to promote its brands. The level of this support is negotiated regularly and can be increased or decreased at the discretion of PepsiCo. To support volume and market share growth, the bottler incentives cover a variety of initiatives, including direct marketplace, shared media and advertising support. Worldwide bottler incentives from PepsiCo totaled approximately $248.7 million, $231.2 million and $226.8 million for the fiscal years ended 2008, 2007 and 2006, respectively. There are no conditions or requirements that could result in the repayment of any support payments we received.

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

PepsiCo also provided indirect marketing support to our marketplace, which consisted primarily of media expenses. This indirect support was not reflected or included in our Consolidated Financial Statements, as these amounts were paid directly by PepsiCo.

Manufacturing and National Account Services.  Pursuant to the Master Fountain Syrup Agreement, we provide manufacturing services to PepsiCo in connection with the production of certain finished beverage products, and also provide certain manufacturing, delivery and equipment maintenance services to PepsiCo’s

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

national account customers. Net amounts paid or payable by PepsiCo to us for manufacturing and national account services are summarized in the table below.

Sandora Joint Venture.  We are party to a joint venture agreement with PepsiCo pursuant to which we hold the outstanding common stock of Sandora, LLC, the leading juice company in Ukraine. We hold a 60 percent interest in the joint venture and PepsiCo holds a 40 percent interest. In fiscal year 2008, we repaid $47.5 million of long-term debt that was acquired as part of the Sandora acquisition. As a part of this transaction, we received $26.0 million of cash from PepsiCo that included its portion of the debt repayment. The joint venture financial statements have been consolidated in our Consolidated Financial Statements.

Other Transactions.  PepsiCo provides procurement services to us pursuant to a shared services agreement. Under this agreement, PepsiCo acts as our agent and negotiates with various suppliers the cost of certain raw materials by entering into raw material contracts on our behalf. The raw material contracts obligate us to purchase certain minimum volumes. PepsiCo also collects and remits to us certain rebates from the various suppliers related to our procurement volume. In addition, PepsiCo executes certain derivative contracts on our behalf and in accordance with our hedging strategies. Payments to PepsiCo for procurement services are reflected in the table below.

In summary, the Consolidated Statements of Income include the following income and (expense) transactions with PepsiCo (in millions):

	2008	2007	2006

Net sales:
Bottler incentives	$34.7	$32.9	$30.6
Manufacturing and national account services	17.0	19.6	19.3

	$51.7	$52.5	$49.9

Cost of goods sold:
Purchases of concentrate	$(923.3)	$(888.2)	$(829.8)
Purchases of finished beverage products	(232.3)	(210.0)	(188.0)
Purchases of finished snack food products	(26.7)	(17.6)	(12.5)
Bottler incentives	190.3	180.7	182.3
Aquafina royalty fees	(46.6)	(54.3)	(50.2)
Procurement services	(4.1)	(3.9)	(3.9)

	$(1,042.7)	$(993.3)	$(902.1)

Selling, delivery and administrative expenses:
Bottler incentives	$23.7	$17.6	$13.9
Purchases of advertising materials	(2.5)	(2.0)	(1.8)

	$21.2	$15.6	$12.1

Transactions with Bottlers in Which PepsiCo Holds an Equity Interest.  We sell finished beverage products to other bottlers, including The Pepsi Bottling Group, Inc. and Pepsi Bottling Ventures LLC, bottlers in which PepsiCo owns an equity interest. These sales occur in instances where the proximity of our production facilities to the other bottlers’ markets or lack of manufacturing capability, as well as other economic considerations, make it more efficient or desirable for the other bottlers to buy finished product from us. Our sales to other bottlers, including those in which PepsiCo owns an equity interest, were approximately $210.8 million, $213.0 million and $170.1 million in fiscal years 2008, 2007 and 2006,

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

respectively. Our purchases from such other bottlers were $0.5 million, $0.3 million and $2.0 million in fiscal years 2008, 2007 and 2006, respectively.

Agreements and Relationships with Dakota Holdings, LLC, Starquest Securities, LLC and Mr. Pohlad

Under the terms of the PepsiAmericas merger agreement, Dakota Holdings, LLC (“Dakota”), a Delaware limited liability company whose members at the time of the PepsiAmericas merger included PepsiCo and Pohlad Companies, became the owner of 14,562,970 shares of our common stock, including 377,128 shares purchasable pursuant to the exercise of a warrant. In November 2002, the members of Dakota entered into a redemption agreement pursuant to which the PepsiCo membership interests were redeemed in exchange for certain assets of Dakota. As a result, Dakota became the owner of 12,027,557 shares of our common stock, including 311,470 shares purchasable pursuant to the exercise of a warrant. In June 2003, Dakota converted from a Delaware limited liability company to a Minnesota limited liability company pursuant to an agreement and plan of merger. In January 2006, Starquest Securities, LLC (“Starquest”), a Minnesota limited liability company, obtained the shares of our common stock previously owned by Dakota, including the shares of common stock purchasable upon exercise of the above-referenced warrant, pursuant to a contribution agreement. Such warrant expired unexercised in January 2006, resulting in Starquest holding 11,716,087 shares of our common stock. In February 2008, Starquest acquired an additional 400,000 shares of our common stock pursuant to open market purchases, bringing its holdings to 12,116,087 shares of common stock, or 9.7 percent, as of February 27, 2009. The shares held by Starquest are subject to a shareholder agreement with our company.

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

Transactions with Pohlad Companies

We own a one-eighth interest in a Challenger aircraft which we own with Pohlad Companies. SD&A expenses we paid to International Jet, a subsidiary of Pohlad Companies, for office and hangar rent, management fees and maintenance in connection with the storage and operation of this corporate jet in fiscal years 2008, 2007 and 2006 were $0.2 million, $0.1 million and $0.2 million, respectively.

23.	Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income are as follows (in millions):

	Foreign	Unrealized	Unrealized	Pension and	Accumulated
	Currency	Gains	(Losses)	Postretirement	Other
	Translation	(Losses) on	Gains on	Liability	Comprehensive
	Adjustment	Investments	Derivatives	Adjustment	(Loss) Income

Balance, fiscal year end 2005	$12.3	$4.1	$(2.4)	$(39.1)	$(25.1)
Other comprehensive income (loss)	40.7	(4.1)	(0.9)	11.1	46.8

Balance, fiscal year end 2006	53.0	—	(3.3)	(28.0)	21.7
Other comprehensive income (loss)	66.6	(0.3)	0.6	10.2	77.1

Balance, fiscal year end 2007	119.6	(0.3)	(2.7)	(17.8)	98.8
Other comprehensive (loss) income	(305.4)	0.1	(17.2)	(53.2)	(375.7)

Balance, fiscal year end 2008	$(185.8)	$(0.2)	$(19.9)	$(71.0)	$(276.9)

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

Unrealized gains (losses) on investments are shown net of reclassifications into net income of $(2.5) million and $6.5 million in fiscal years 2007 and 2006, respectively. No material amount was reclassified into net income in fiscal year 2008. Unrealized (losses) gains on derivatives are shown net of reclassifications into net income of $(1.6) million, $0.8 million and $(0.8) million in fiscal years 2008, 2007 and 2006, respectively. Unrealized losses on pension and other postretirement costs in fiscal years 2008, 2007 and 2006 are shown net of reclassifications into net income of $0.6 million, $1.5 million and $2.3 million, respectively.

The income tax expense was not material to the unrealized gain on investments in fiscal year 2008. Unrealized gains on investments are shown net of income tax benefit of $0.2 million and $2.4 million in fiscal years 2007 and 2006, respectively. Unrealized (losses) gains on derivatives are shown net of income tax benefit (expense) of $7.5 million, $(0.3) million and $0.5 million in fiscal years 2008, 2007 and 2006, respectively. Unrecognized pension and postretirement costs are shown net of income tax benefit (expense) of $23.3 million, $(5.3) million and $(6.6) million in fiscal years 2008, 2007 and 2006, respectively.

24.	Subsequent Events

In February 2009, we issued $350 million of notes with a coupon rate of 4.375 percent due February 2014. The securities are unsecured and unsubordinated obligations and rank equally in priority with all of our existing and future unsecured and unsubordinated indebtedness. Net proceeds from this transaction were $345.7 million, which reflected the discount reduction of $2.2 million and debt issuance costs of $2.1 million. The net proceeds from the issuance of the notes were used to repay commercial paper and for other general corporate purposes. The notes were issued from our automatic shelf registration statement filed May 16, 2006.

In March 2009, we gave notice of our intent to terminate our trade receivables securitization program. We believe that the program has become uncompetitive with alternate sources of capital to which we have access. Termination of this program will result in a $150 million increase in trade receivables and a comparable increase in debt on our Consolidated Balance Sheet. Termination of this program will result in a decline in net cash provided by operating activities of $150 million offset by a comparable increase in cash provided by financing activities on our Consolidated Statement of Cash Flows.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

25.	Selected Quarterly Financial Data (unaudited) (in millions, except per share data)

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year

Fiscal Year 2008:
Net sales	$1,098.7	$1,340.8	$1,327.5	$1,170.2	$4,937.2

Gross profit	$423.8	$546.8	$542.2	$468.8	$1,981.6

Net income	$24.7	$90.8	$73.1	$37.8	$226.4

Weighted average common shares:
Basic	127.0	124.9	124.6	124.4	125.2
Incremental effect of stock options and awards	1.9	1.5	1.7	1.7	2.0

Diluted	128.9	126.4	126.3	126.1	127.2

Earnings per share:
Basic
Income from continuing operations	$0.19	$0.73	$0.66	$0.30	$1.88
Loss from discontinued operations	—	—	(0.07)	—	(0.07)

Total	$0.19	$0.73	$0.59	$0.30	$1.81

Diluted
Income from continuing operations	$0.19	$0.72	$0.65	$0.30	$1.85
Loss from discontinued operations	—	—	(0.07)	—	(0.07)

Total	$0.19	$0.72	$0.58	$0.30	$1.78

Fiscal Year 2007:
Net sales	$960.2	$1,198.9	$1,183.1	$1,137.3	$4,479.5

Gross profit	$384.2	$497.1	$483.9	$458.1	$1,823.3

Net income	$20.6	$78.0	$71.5	$42.0	$212.1

Weighted average common shares:
Basic	126.2	125.7	126.6	127.9	126.7
Incremental effect of stock options and awards	1.8	1.9	2.4	2.6	2.5

Diluted	128.0	127.6	129.0	130.5	129.2

Earnings per share:
Basic
Income from continuing operations	$0.16	$0.64	$0.56	$0.33	$1.69
Loss from discontinued operations	—	(0.02)	—	—	(0.02)

Total	$0.16	$0.62	$0.56	$0.33	$1.67

Diluted
Income from continuing operations	$0.16	$0.63	$0.55	$0.32	$1.66
Loss from discontinued operations	—	(0.02)	—	—	(0.02)

Total	$0.16	$0.61	$0.55	$0.32	$1.64

Quarterly and full year computations of basic and diluted earnings per share are made independently. As such, the summation of the quarterly amounts may not equal the total basic and diluted earnings per share reported for the year.

PEPSIAMERICAS, INC.

EXHIBITS

FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED JANUARY 3, 2009

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit

3.1	Restated Certificate of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-64292) filed on June 29, 2001).
3.2	By-Laws, as amended and restated on December 14, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed on December 18, 2006).
4.1	First Supplemental Indenture dated as of May 20, 1999, including the Indenture dated as of January 15, 1993, between Whitman Corporation and The First National Bank of Chicago, as Trustee (incorporated by reference to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8 (File No. 333-64292) filed on December 29, 2005).
4.2	Rights Agreement, dated as of May 20, 1999, between Whitman Corporation and First Chicago Trust Company of New York, as Rights Agent (incorporated by reference to the Company’s Registration Statement on Form 8-A (File No. 001-15019) filed on May 25, 1999).
4.3	Amendment, as of August 18, 2000, to the Rights Agreement, dated as of May 20, 1999, between Whitman Corporation and First Chicago Trust Company of New York, as Rights Agent (incorporated by reference to the Company’s Registration Statement on Form S-4 (File No. 333-46368) filed on September 22, 2000).
4.4	Appointment of Successor Rights Agent, dated as of September 9, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. (001-15019) filed on March 28, 2003).
4.5	Indenture dated as of August 15, 2003 between PepsiAmericas, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated by reference to the Company’s Registration Statement on Form S-3 (File No. 333-108164) filed on August 22, 2003).
4.6	PepsiAmericas, Inc. Salaried 401(k) Plan (incorporated by reference to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8 (File No. 333-64292) filed on December 29, 2005).
4.7	PepsiAmericas, Inc. Hourly 401(k) Plan (incorporated by reference to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8 (File No. 333-64292) filed on December 29, 2005).
4.8	Form of Debt Security (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed on May 24, 2006).
10.1	Stock Incentive Plan, as amended through May 20, 1999 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-15019) filed on August 17, 1999).
10.2	PepsiAmericas, Inc. Deferred Compensation Plan for Directors, as Amended and Restated January 1, 2008.
10.3	PepsiAmericas, Inc. Executive Deferred Compensation Plan as Amended and Restated Effective January 1, 2003 (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-15019) filed on March 15, 2004).
10.4	PepsiAmericas, Inc. Supplemental Pension Plan, as Amended and Restated Effective January 1, 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-15019) filed on March 15, 2004).
10.5	2000 Stock Incentive Plan, as amended through February 17, 2004 (incorporated by reference to the Company’s Definitive Schedule 14A (Proxy Statement) (File No. 001-15019) filed on March 12, 2004).
10.6	PepsiAmericas, Inc. 1999 Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-46368) filed on December 21, 2000).
10.7	Pepsi-Cola Puerto Rico Bottling Company Qualified Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-46368) filed on December 21, 2000).
10.8	Pepsi-Cola Puerto Rico Bottling Company Non-Qualified Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-46368) filed on December 21, 2000).

E-1

Exhibit
No.	Description of Exhibit

10.9	Form of Master Bottling Agreement between PepsiCo, Inc. and PepsiAmericas, Inc. (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-15019) filed on March 25, 2002).
10.10	Form of Master Fountain Syrup Agreement between PepsiCo, Inc. and PepsiAmericas, Inc. (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-15019) filed on March 25, 2002).
10.11	Amended and Restated Receivables Sale Agreement Dated as of May 24, 2002 among Pepsi-Cola General Bottlers, Inc., Pepsi-Cola General Bottlers of Ohio, Inc., Pepsi-Cola General Bottlers of Indiana, Inc., Pepsi-Cola General Bottlers of Wisconsin, Inc., Pepsi-Cola General Bottlers of Iowa, Inc., Iowa Vending, Inc., Marquette Bottling Works, Incorporated, Northern Michigan Vending, Inc., Delta Beverage Group, Inc. and Dakbev, LLC, as originators and Whitman Finance, Inc. as Buyer (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-15019) filed on August 11, 2004).
10.12	Amendment No. 3 to the Company’s 2000 Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed on February 25, 2005).
10.13	Form of Restricted Stock Award under the Company’s 2000 Stock Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-15019) filed on February 28, 2007).
10.14	Form of Restricted Stock Unit Award under the Company’s 2000 Stock Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-15019) filed on February 28, 2007).
10.15	Form of Nonqualified Stock Option under the Company’s 2000 Stock Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-36994) filed on May 12, 2000).
10.16	Form of Incentive Stock Option under the Company’s 1999 Stock Option Plan (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed on February 25, 2005).
10.17	Form of Restricted Stock Award under the Company’s Revised Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed on February 25, 2005).
10.18	Form of Nonqualified Stock Option under the Company’s Revised Stock Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-15019) filed on August 17, 1999).
10.19	Form of Stock Option Agreement under the Pepsi-Cola Puerto Rico Bottling Company Non-Qualified Stock Option Plan (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed on February 25, 2005).
10.20	Form of Stock Option Agreement under the Pepsi-Cola Puerto Rico Bottling Company Qualified Stock Option Plan (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed on February 25, 2005).
10.21	Form of Agreement for Separation and Waiver under the PepsiAmericas Severance Policy (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-15019) filed on February 28, 2007).
10.22	Second Amended and Restated Shareholder Agreement by and between PepsiAmericas, Inc. and PepsiCo., dated September 6, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed on September 7, 2005).
10.23	Amended and Restated Shareholder Agreement by and between PepsiAmericas, Inc., Pohlad Companies and Robert C. Pohlad, dated September 6, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed on September 7, 2005).

E-2

Exhibit
No.	Description of Exhibit

10.24	U.S. $600,000,000 Five Year Credit Agreement, dated as of June 6, 2006, among PepsiAmericas, Inc. as a borrower, certain initial lenders and initial issuing bank, JP Morgan Chase Bank, N.V., as a syndication agent, Bank of America, N.V. and Wachovia Bank, National Association, as documentation agents, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as joint lead arrangers, and Citibank, N.V., as agent for the lenders (incorporated by reference to the Company’s 8-K (File No. 001-15019) filed on June 8, 2006).
10.25	Put and Call Option Agreement by and among PepsiAmericas, Inc., PepsiCo, Inc., Marina Bezzub and Agne Tumenaite dated as of June 7, 2007 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-15019) filed on August 3, 2007).
10.26	Shareholder Agreement (Joint Venture Agreement) between PAS Luxembourg s.a.r.1. (PAS LuxCo) and Linkbay Limited (PepsiCo Cyprus) and Sandora Holdings, B.V. dated as of August 14, 2007.
10.27	Amended and Restated Stock Purchase Agreement by and among PepsiAmericas, Inc., PepsiCo, Inc., Igor Yevgenovych Bezzub, and Raimondas Tumenas dated as of August 17, 2007 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-15019) filed on November 1, 2007).
10.28	Amended and Restated Stock Purchase Agreement by and among PepsiAmericas, Inc., PepsiCo, Sergiy Oleksandrovych Sypko, Olena Mykhailivna Sypko, Oleksiy Sergiyovich Sypko and Andriy Sergiyovich Sypko dated as of August 17, 2007 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-15019) filed on November 1, 2007).
10.29	Underwriting Agreement by and among PepsiAmericas, Inc., Citigroup Global Markets Inc. and Morgan Stanley & Co. Incorporated, as representatives of the several underwriters, dated July 11, 2007 (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed on July 12, 2007).
10.30	Summary of the material terms of the PepsiAmericas, Inc. Annual Incentive Plan.
12	Statement of Calculation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of the Company.
23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24	Powers of Attorney.
31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-3