Form 10-Q
period 2009-04-04
PEPSIAMERICAS INC/IL/
filed 2009-05-08
CIK 1084230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2009
/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes     /x/          No     /  /
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes     /  /          No     /  /
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	/x/	Accelerated filer	/ /
Non-accelerated filer	/ /	Smaller reporting company	/ /
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes     /  /          No     /x/
As of May 1, 2009, the registrant had 124,472,452 outstanding shares of common stock, par value $0.01 per share, the registrant’s only class of common stock.

PEPSIAMERICAS, INC.
FORM 10-Q
FIRST QUARTER 2009

PART I – FINANCIAL INFORMATION
PEPSIAMERICAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and in millions, except per share data)
Item 1. Financial Statements

	First Quarter
	2009	2008

Net sales	$1,057.5	$1,098.7
Cost of goods sold	644.1	674.9

Gross profit	413.4	423.8
Selling, delivery and administrative expenses	349.0	353.0
Special charges	0.2	0.5

Operating income	64.2	70.3
Interest expense, net	26.0	29.6
Other expense, net	2.6	1.3

Income from continuing operations before income taxes and equity in net loss of nonconsolidated companies	35.6	39.4
Income taxes	12.3	13.4
Equity in net loss of nonconsolidated companies	0.6	0.4

Net income	22.7	25.6
Less: Net income attributable to noncontrolling interests	1.0	0.9

Net income attributable to PepsiAmericas, Inc.	$ 21.7	$ 24.7

Weighted average common shares:
Basic	122.5	127.0
Incremental effect of stock options and awards	1.7	1.9

Diluted	124.2	128.9

Earnings per share attributable to PepsiAmericas, Inc. common shareholders:
Basic	$ 0.18	$ 0.19
Diluted	0.17	0.19

Cash dividends declared per share	$ 0.14	$ 0.135
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PEPSIAMERICAS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except per share data)

	End of First	End of Fiscal
	Quarter	Year
	2009	2008
ASSETS:
Current assets:
Cash and cash equivalents	$ 202.9	$ 242.4
Receivables, net	473.7	305.5
Inventories	287.7	238.5
Other current assets	126.2	119.7

Total current assets	1,090.5	906.1

Property and equipment, net	1,295.7	1,355.7
Goodwill	2,194.5	2,244.6
Intangible assets, net	488.9	498.6
Other assets	43.0	49.1

Total assets	$ 5,112.6	$ 5,054.1

LIABILITIES AND EQUITY:
Current liabilities:
Short-term debt, including current maturities of long-term debt	$ 433.7	$ 525.0
Payables and other current liabilities	519.2	523.2

Total current liabilities	952.9	1,048.2

Long-term debt	1,988.4	1,642.3
Deferred income taxes	245.9	237.6
Other liabilities	263.4	295.0

Total liabilities	3,450.6	3,223.1

Equity:
PepsiAmericas, Inc. shareholders’ equity:
Preferred stock ($0.01 par value, 12.5 million shares authorized, no shares issued)	-	-
Common stock ($0.01 par value, 350 million shares authorized, 137.6 million shares issued - 2009 and 2008)	1,281.6	1,296.9
Retained income	832.6	828.2
Accumulated other comprehensive loss	(309.2)	(200.8)
Treasury stock, at cost (16.5 million shares and 14.5 million shares, respectively)	(353.2)	(324.3)

Total PepsiAmericas, Inc. shareholders’ equity	1,451.8	1,600.0
Noncontrolling interests	210.2	231.0

Total equity	1,662.0	1,831.0

Total liabilities and equity	$ 5,112.6	$ 5,054.1

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PEPSIAMERICAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	First Quarter
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 22.7	$ 25.6
Adjustments to reconcile to net cash provided by operating activities of continuing operations:
Depreciation and amortization	47.4	55.2
Deferred income taxes	0.7	1.6
Special charges	0.2	0.5
Cash outlays related to special charges	(1.0)	(0.6)
Pension contribution	(11.0)	-
Equity in net loss of nonconsolidated companies	0.6	0.4
Excess tax benefits from share-based payment arrangements	(0.1)	(0.8)
Other	10.9	3.7
Changes in assets and liabilities:
Decrease in securitization receivables	(150.0)	-
Increase in remaining receivables	(39.4)	(3.4)
Increase in inventories	(61.3)	(17.5)
Increase in payables	32.4	14.2
Net change in other assets and liabilities	(13.2)	(61.9)

Net cash (used in) provided by operating activities of continuing operations	(161.1)	17.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(49.7)	(31.5)
Distribution rights acquired	(12.5)	-
Proceeds from sales of property and equipment	1.0	0.7

Net cash used in investing activities	(61.2)	(30.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings of short-term debt	(85.7)	120.2
Proceeds from issuance of long-term debt	345.6	-
Repayment of long-term debt	(5.0)	-
Contribution from noncontrolling interests	6.4	-
Excess tax benefits from share-based payment arrangements	0.1	0.8
Issuance of common stock	0.8	0.9
Treasury stock purchases	(45.2)	(81.2)
Cash dividends	(18.3)	(17.7)

Net cash provided by financing activities	198.7	23.0

Net operating cash flows provided by (used in) discontinued operations	0.7	(6.7)
Effects of exchange rate changes on cash and cash equivalents	(16.6)	6.0

Change in cash and cash equivalents	(39.5)	8.5
Cash and cash equivalents as of beginning of fiscal year	242.4	189.7

Cash and cash equivalents as of end of first quarter	$ 202.9	$ 198.2

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PEPSIAMERICAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited and in millions)

					Accumulated
					Other
					Comprehensive		Total
	Shares		Common	Retained	Income	Treasury	Shareholders’	Noncontrolling	Total
	Common	Treasury	Stock	Income	(Loss)	Stock	Equity	Interests	Equity

As of Fiscal Year End 2007	137.6	(9.5)	$1,292.7	$670.9	$98.8	$(204.1)	$1,858.3	$273.4	$2,131.7
Comprehensive income:
Net income				24.7			24.7	0.9	25.6
Foreign currency translation adjustment					23.3		23.3		23.3
Unrealized losses on securities, net of income taxes					(0.1)		(0.1)		(0.1)
Cash flow hedge adjustment, net of income taxes					0.1		0.1		0.1

Total comprehensive income							48.0	0.9	48.9

Adoption of SFAS No. 158 adjustment, net of income taxes				(0.2)	0.1		(0.1)		(0.1)
Treasury stock purchases		(3.2)				(82.8)	(82.8)		(82.8)
Stock compensation plans		0.6	(10.5)			11.6	1.1		1.1
Dividends declared				(17.4)			(17.4)		(17.4)

As of End of First Quarter of 2008	137.6	(12.1)	$1,282.2	$678.0	$122.2	$(275.3)	$1,807.1	$274.3	$2,081.4

As of Fiscal Year End 2008	137.6	(14.5)	$1,296.9	$828.2	$(200.8)	$(324.3)	$1,600.0	$231.0	$1,831.0
Comprehensive loss:
Net income				21.7			21.7	1.0	22.7
Foreign currency translation adjustment					(125.1)		(125.1)	(28.2)	(153.3)
Unrealized losses on securities, net of income taxes					(0.7)		(0.7)		(0.7)
Cash flow hedge adjustment, net of income taxes					17.4		17.4		17.4

Total comprehensive loss							(86.7)	(27.2)	(113.9)

Treasury stock purchases		(2.7)				(45.2)	(45.2)		(45.2)
Stock compensation plans		0.7	(15.3)			16.3	1.0		1.0
Dividends declared				(17.3)			(17.3)		(17.3)
Contributions from noncontrolling interests								6.4	6.4

As of End of First Quarter of 2009	137.6	(16.5)	$1,281.6	$832.6	$(309.2)	$(353.2)	$1,451.8	$210.2	$1,662.0

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PEPSIAMERICAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited and in millions)

	First Quarter
	2009	2008

Net income	$22.7	$25.6
Foreign currency translation adjustment	(153.3)	23.3
Unrealized losses on securities, net of income taxes	(0.7)	(0.1)
Cash flow hedge adjustment, net of income taxes	17.4	0.1

Comprehensive (loss) income	(113.9)	48.9
Less: Comprehensive (loss) income attributable to noncontrolling interests	(27.2)	0.9

Comprehensive (loss) income attributable to PepsiAmericas, Inc.	$(86.7)	$48.0

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PEPSIAMERICAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.     Significant Accounting Policies
Quarterly Reporting. The Condensed Consolidated Financial Statements included herein have been prepared by PepsiAmericas, Inc. (referred to herein as “PepsiAmericas,” “we,” “our” and “us”) without audit. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although we believe that the disclosures are adequate to make the information presented not misleading. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for fiscal year 2008. In the opinion of management, the information furnished herein reflects all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of results for the interim periods presented.
Use of Accounting Estimates. The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.
Fiscal Year. Our United States (“U.S.”) and Caribbean operations report using a fiscal year that consists of 52 or 53 weeks ending on the Saturday closest to December 31. Our Central and Eastern Europe (“CEE”) operations’ fiscal year ends on December 31 and therefore, are not impacted by the 53rd week. Our first quarter of 2009 and 2008 were based on thirteen weeks that ended April 4, 2009 and March 29, 2008, respectively. Due to the timing of the receipt of available financial information, certain operations are reported on a one-month or one-quarter lag basis.
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
The following options and restricted stock awards were not included in the computation of diluted earnings per share because they were antidilutive:

	First Quarter
	2009	2008
Shares under options outstanding	442,561	-
Weighted-average exercise price per share	$18.82	$-
Shares under non-vested restricted stock awards	-	935,314
Weighted-average grant date fair value per share	$-	$26.30

Reclassifications. Certain amounts in the prior period Condensed Consolidated Financial Statements have been reclassified to conform to the current year presentation.
Recently Adopted Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” to provide enhanced guidance when using fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other pronouncements require or permit assets or liabilities to be measured by fair value. We adopted SFAS No. 157 as of the beginning of fiscal year 2008 as it relates to recurring financial assets and liabilities. We adopted SFAS No. 157 as it relates to nonrecurring fair value measurement requirements for nonfinancial assets and liabilities as of the beginning of fiscal year 2009. These include goodwill, other intangible assets not subject to amortization and unallocated purchase price for recent acquisitions. The adoption of SFAS No. 157 related to nonfinancial assets and liabilities had no impact on our disclosures for the first quarter of 2009.
In December 2007, the FASB issued a revised SFAS No. 141, “Business Combinations.” SFAS No. 141(R) amends the guidance relating to the use of the purchase method in a business combination. SFAS No. 141(R) requires that we recognize and measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired business at fair value. SFAS No. 141(R) also requires that we recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase. Acquisition costs to effect the acquisition and any integration costs are no longer considered a component of the cost of the acquisition, but will be expensed as incurred. SFAS No. 141(R) became effective with acquisitions occurring on or after the beginning of fiscal year 2009.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51,” to establish accounting and reporting standards for noncontrolling interests, sometimes called minority interest. SFAS No. 160 requires that the parent report noncontrolling interests in the equity section of the balance sheet but separate from the parent’s equity. SFAS No. 160 also requires clear presentation of net income attributable to the parent and the noncontrolling interest on the face of the income statement. All changes in the parent’s ownership interest in the subsidiary must be accounted for consistently. Deconsolidation of the subsidiary requires the recognition of a gain or loss using the fair value of the noncontrolling equity investment rather than the carrying amount. We adopted SFAS No. 160 as of the beginning of fiscal year 2009.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. We adopted SFAS No. 161 as of the beginning of fiscal year 2009. See Note 9 for required disclosures.
Recently Issued Accounting Pronouncements to be Adopted in the Future. In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1 (“FSP 132(R)-1”), “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by FSP 132(R)-1 must be provided for fiscal years ending after December 15, 2009. We are currently evaluating the impact FSP 132(R)-1 will have on our disclosures about plan assets.
2.     Special Charges
In the first quarter of 2009, we recorded special charges of $0.2 million in the Caribbean, which primarily consisted of severance costs. In the first quarter of 2008, we recorded special charges of $0.5 million in the U.S. related to our strategic realignment of the U.S. sales organization, primarily for relocation costs.

The following table summarizes the activity associated with special charges during the first quarter of 2009 (in millions):

Special charge liability, fiscal year end 2008	$2.5
Special charges	0.2
Application of special charges	(1.0)
Application of non-cash charges	(0.3)

Special charge liability, end of the first quarter of 2009	$1.4

The total accrued liabilities remaining as of the end of the first quarter of 2009 were comprised of severance payments, lease terminations and other costs. We expect the remaining special charge liability of $1.4 million to be paid using cash from operations during the next 12 months; accordingly, such amounts are classified as “Payables and other current liabilities” in the Condensed Consolidated Balance Sheet.
3.     Statement of Income Details
Details of certain line items on the Condensed Consolidated Statements of Income for the first quarter of 2009 and 2008 were as follows (in millions):

	First Quarter
	2009	2008
Cost of goods sold:
Cost of goods sold	$640.1	$675.0
Unrealized losses (gains) on derivative instruments	4.0	(0.1)

Total cost of goods sold	$644.1	$674.9

Selling, delivery and administrative (“SD&A”) expenses
SD&A expenses	$347.4	$353.0
Unrealized losses on derivative instruments	1.6	-

Total SD&A expenses	$349.0	$353.0

Interest expense, net:
Interest expense	$28.1	$30.6
Interest income	(2.1)	(1.0)

Interest expense, net	$26.0	$29.6

Cost of goods sold consists of the costs related to goods produced and sold during the period. SD&A expenses consist of costs related to selling and delivering our products and other administrative costs during the period. Unrealized losses (gains) recorded on derivative instruments consists of the change in market value for commodity swap contracts that were not designated as hedging instruments.
4.     Income Taxes
The effective income tax rate, which is income tax expense expressed as a percentage of income from continuing operations before income taxes and equity in net loss of nonconsolidated companies, was 34.6 percent in the first quarter of 2009 compared to 34.0 percent in the first quarter of 2008. The higher tax rate was due primarily to the change in the geographic mix of earnings and the associated varying statutory tax rates.
During the first quarter of 2009, our gross unrecognized tax benefits increased by $0.3 million. The impact to our effective tax rate consisted of $0.7 million of gross interest related to unrecognized tax benefits for the first quarter of 2009.
During the next 12 months it is reasonably possible that a reduction of gross unrecognized tax benefits will occur in a range of $4 million to $6 million as a result of the resolution of positions taken on previously filed returns.
We are subject to U.S. federal income tax, state income tax in multiple state tax jurisdictions, and foreign income tax in our CEE and Caribbean tax jurisdictions. Currently, our U.S. federal income tax returns are under examination for fiscal year 2006 and 2007. Fiscal year 2005 is currently not under examination but is still subject to future review subject to the applicable statute of limitations.

5.     Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by geographic segment for the first quarter of 2009 were as follows (in millions):

	U.S.	CEE	Caribbean	Total

Balance, fiscal year end 2008	$1,824.3	$404.6	$15.7	$2,244.6
Foreign currency translation adjustment	-	(50.0)	(0.1)	(50.1)

Balance, end of the first quarter of 2009	$1,824.3	$354.6	$15.6	$2,194.5

Intangible asset balances as of the end of the first quarter of 2009 and end of fiscal year 2008 were as follows (in millions):

	End of First	End of Fiscal
	Quarter 2009	Year 2008
Intangible assets subject to amortization:
Gross carrying amount:
Customer relationships and lists	$51.1	$57.3
Franchise and distribution agreements	10.6	3.3
Other	2.5	2.5

Total	$64.2	$63.1

Accumulated amortization:
Customer relationships and lists	$(12.1)	$(11.9)
Franchise and distribution agreements	(1.3)	(1.2)
Other	(0.7)	(0.6)

Total	$(14.1)	$(13.7)

Intangible assets subject to amortization, net	$50.1	$49.4

Intangible assets not subject to amortization:
Franchise and distribution agreements	$362.7	$362.3
Trademarks and tradenames	76.1	86.9

Total	$438.8	$449.2

Total intangible assets, net	$488.9	$498.6

During the first quarter of 2009, we acquired distribution rights for Rockstar energy drinks and Muscle Milk protein-enhanced beverages. As a result of these acquisitions, we recorded $7.3 million of amortizable distribution rights. We also recorded $10.6 million of distribution rights not subject to amortization in connection with the Crush beverage brand distribution agreement.
For intangible assets subject to amortization, we calculate amortization expense over the period we expect to receive economic benefit. Total amortization expense was $1.6 million and $3.1 million in the first quarter of 2009 and 2008, respectively.
6.     Sale of Receivables
In the first quarter of 2009, we terminated our trade receivables securitization program because the program had become uncompetitive with alternate sources of capital resulting in a $150 million increase in trade receivables and a comparable increase in debt on our Condensed Consolidated Balance Sheet. Additionally, termination of this program resulted in a decline in net cash (used in) provided by operating activities of $150 million offset by a corresponding increase in cash provided by financing activities on our Condensed Consolidated Statement of Cash Flows.

7.     Balance Sheet Details
Details of certain line items on the Condensed Consolidated Balance Sheets as of the end of the first quarter of 2009 and end of fiscal year 2008 were as follows (in millions):

	End of First	End of Fiscal
	Quarter 2009	Year 2008
Receivables, net:
Trade receivables	$419.1	$418.0
Securitization receivables	-	(150.0)
Funding and rebates, net	60.2	39.7
Other receivables	8.9	11.3
Allowance for doubtful accounts	(14.5)	(13.5)

Receivables, net	$473.7	$305.5

Inventories:
Raw materials and supplies	$126.9	$117.2
Finished goods	160.8	121.3

Inventories	$287.7	$238.5

Other current assets:
Prepaid expenses	$62.8	$56.7
Prepaid customer incentives	21.9	23.5
Other	41.5	39.5

Other current assets	$126.2	$119.7

Property and equipment, net:
Land	$79.6	$84.1
Building and improvements	505.4	524.9
Machinery and equipment	2,266.0	2,301.1

Total property and equipment	2,851.0	2,910.1
Accumulated depreciation	(1,555.3)	(1,554.4)

Property and equipment, net	$1,295.7	$1,355.7

Payables and other current liabilities:
Trade payables	$206.2	$186.9
Income tax and other payables	17.3	16.5
Accrued salaries and wages	53.2	71.3
Accrued customer incentives	75.8	86.9
Accrued interest	27.5	25.3
Other current liabilities	139.2	136.3

Payables and other current liabilities	$519.2	$523.2

8.     Debt
In the first quarter of 2009, we issued $350 million of notes with a coupon rate of 4.375 percent due February 2014. The securities are unsecured and unsubordinated obligations and rank equally in priority with all of our existing and future unsecured and unsubordinated indebtedness. Net proceeds from this transaction were $345.6 million, which reflected a discount of $2.2 million and debt issuance costs of $2.2 million. The net proceeds from the issuance of the notes were used to repay commercial paper and for other general corporate purposes. The notes were issued under our automatic shelf registration statement filed May 16, 2006.

9.     Financial Instruments
In March 2008, the FASB issued SFAS No. 161 to provide an enhanced understanding of the use of derivative instruments, how they are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and their effect on financial position, financial performance and cash flows. We adopted the disclosure provisions of SFAS No. 161 as of the beginning of fiscal year 2009.
We are exposed to certain risks relating to our ongoing business operations. The primary risks managed by using derivative instruments are commodity price risk, foreign currency exchange risk and interest rate risk. In accordance with SFAS No. 133, we record all derivative instruments at fair value as either assets or liabilities in our Condensed Consolidated Balance Sheets. Derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (“fair value hedge”), a hedge of a forecasted transaction (“cash flow hedge”), or they are not designated as a hedge. Cash flows from derivatives used to manage commodity, foreign currency exchange or interest rate risks are classified as operating activities.
For cash flow hedges, changes in fair value are deferred in accumulated other comprehensive loss (“AOCL”) until the underlying hedged item is recognized in earnings. For fair value hedges, changes in fair value are recognized immediately in earnings, consistent with the underlying hedged item. Hedging transactions are limited to an underlying exposure. As a result, any change in the value of our derivative instruments would be substantially offset by an opposite change in the value of the underlying hedged items. Hedging ineffectiveness and a net earnings impact occur when the change in the value of the hedge does not offset the change in the value of the underlying hedged item. If the derivative instrument is terminated, we continue to defer the related gain or loss and include it as a component of the cost of the underlying hedged item. Upon determination that the underlying hedged item will not be part of an actual transaction, we recognize the related gain or loss in earnings immediately.
We also use derivatives for which hedge accounting is not elected. We account for such derivatives at fair value with the resulting gains and losses reflected in our Condensed Consolidated Statements of Income. Our corporate policy prohibits the use of derivative instruments for trading or speculative purposes, and we have procedures in place to monitor and control their use.
By using derivative instruments, we expose ourselves, from time to time, to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We monitor our counterparty credit risk on an ongoing basis. None of our derivative instruments contain credit-risk-related contingent features as defined under SFAS No. 161.
Commodity Prices. We are subject to commodity price risk because our ability to recover increased costs through higher pricing may be limited in the competitive environment in which we operate. This risk is managed through the use of fixed-price purchase orders, pricing agreements, geographic diversity and derivatives. We use derivatives, with terms of no more than 3 years, to economically hedge price fluctuations related to a portion of our anticipated commodity purchases, primarily for aluminum, natural gas and diesel fuel. For those derivatives that qualify for hedge accounting, any ineffectiveness is recorded immediately. We classify both the earnings and cash flow impact from these derivatives consistent with the underlying hedged item. During the next 12 months, we expect to reclassify net losses of $2.3 million related to cash flow hedges of commodity transactions from AOCL into earnings. Derivatives used to hedge commodity price risk that do not qualify for hedge accounting are marked-to-market each period and reflected in our Condensed Consolidated Statements of Income.
Our open commodity derivative contracts that qualify for hedge accounting had a face value of $111.1 million as of the end of the first quarter of 2009 and $44.8 million as of the end of fiscal year 2008. Our open commodity derivative contracts that do not qualify for hedge accounting had a face value of $80.0 million as of the end of the first quarter of 2009. There were no open commodity derivative contracts that did not qualify for hedge accounting as of the end of fiscal year 2008.
Foreign Currency Exchange. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our Condensed Consolidated Statements of Income as incurred. We use foreign currency derivative contracts to hedge the volatility of foreign currency rates for purchases of raw materials for which payment is settled in a currency other than our local operations’ functional currency. Our foreign currency derivatives had a total face value of $25.7 million as of the end of the first quarter of 2009 and $46.1 million as of the end of fiscal year 2008. During the next 12 months, we expect to reclassify net gains of $7.4 million related to cash flow hedges of foreign currency transactions from AOCL into earnings.

Interest Rates. In anticipation of long-term debt issuances, we enter into treasury rate lock instruments and forward starting swap agreements. We account for these treasury rate lock instruments and forward starting swap agreements as cash flow hedges, as each hedges against the variability of interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt. These treasury rate locks and the forward starting swap agreements are considered highly effective in eliminating the variability of cash flows associated with the forecasted debt issuances. The notional amounts of the interest rate swaps outstanding as of the end of the first quarter of 2009 and the end of fiscal year 2008 were $250 million for each respective date.
We have also entered into interest rate swap contracts to convert a portion of our fixed rate debt to floating rate debt, with the objective of reducing overall borrowing costs. We account for these swaps as fair value hedges, since they hedge against the change in fair value of fixed rate debt resulting from fluctuations in interest rates. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.
In fiscal year 2004, we terminated all outstanding interest rate swap contracts and received $14.4 million for the fair value of the interest rate swap contracts. Amounts included in the cumulative fair value adjustment to long-term debt will be reclassified into earnings commensurate with the recognition of the related interest expense. As of the end of the first quarter of 2009 and fiscal year 2008, the cumulative fair value adjustments to long-term debt were $0.2 million and $0.9 million, respectively.
The location and amounts of derivative fair values in our Condensed Consolidated Balance Sheets as of the end of the first quarter of 2009 and end of fiscal year 2008 were as follows (in millions):

	Asset Derivatives
	End of First Quarter 2009		End of Fiscal Year 2008
Derivatives designated as	Balance		Balance
hedging instruments	Sheet	Fair	Sheet	Fair
under SFAS No. 133	Location	Value	Location	Value

Foreign exchange contracts	Other current assets	$7.4	Other current assets	$8.9
Commodity contracts	Other current assets	0.3	Other current assets	-

Total asset derivatives		$7.7		$8.9

	Liability Derivatives
	End of First Quarter 2009		End of Fiscal Year 2008
Derivatives designated as	Balance		Balance
hedging instruments	Sheet	Fair	Sheet	Fair
under SFAS No. 133	Location	Value	Location	Value

Interest rate contracts	Other liabilities	$8.6	Other liabilities	$34.3
Commodity contracts	Payables and other		Payables and other
	current liabilities	1.5	current liabilities	4.9

		$10.1		$39.2

Derivatives not designated
as hedging instruments
under SFAS No. 133

Commodity contracts	Payables and other		Payables and other
	current liabilities	6.0	current liabilities	1.7

Total liability derivatives		$16.1		$40.9

The location and amounts of derivative gains and losses in our Condensed Consolidated Statements of Income for the first quarter of 2009 and 2008 were as follows (in millions):

	Amount of Gain
	Recognized in Other			Amount of Gain (Loss)
	Comprehensive Income			Reclassified from
Derivatives in Statement	on Derivative (a)		Location of Gain	AOCL into Income (a)
133 Cash Flow Hedging	First Quarter		Reclassified from	First Quarter
Relationships	2009	2008	AOCL into Income	2009	2008

Interest rate contracts	$25.6	$-	Interest expense, net	$(0.1)	$(0.1)
Foreign exchange contracts	3.7	-	Cost of goods sold	5.2	-
Commodity contracts	3.2	-	Cost of goods sold	(0.6)	(0.1)

Total	$32.5	$-	Total	$4.5	$(0.2)

(a) The amount of ineffectiveness was not material to the Condensed Consolidated Statements of Income.

		Amount of Gain
		Recognized in Income
Derivatives in Statement	Location of Gain	on Derivatives
133 Fair Value Hedging	Recognized in Income on	First Quarter
Relationships	Derivatives	2009	2008

Interest rate contracts	Interest expense, net	$0.7	$0.7

		Amount of Loss
Derivatives Not		Recognized in Income
Designated as Hedging	Location of Loss	on Derivatives
Instruments under	Recognized in Income on	First Quarter
Statement 133	Derivatives	2009	2008

Commodity contracts	Cost of goods sold	$(6.4)	$-
Commodity contracts	SD&A expenses	(2.5)	-
Investment contracts	SD&A expenses	(1.6)	(2.0)

	Total	$(10.5)	$(2.0)

10.     Fair Value Measurements
SFAS No. 157 defines and establishes a framework for measuring fair value and expands disclosure about fair value measurements. Furthermore, SFAS No. 157 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect our own assumptions of market participant valuation (unobservable inputs). In accordance with SFAS No. 157, we have categorized our assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. If the inputs used to measure fair value fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement.
Assets and liabilities recorded on the Condensed Consolidated Balance Sheet are categorized on the inputs to the valuation techniques as follows:
Level 1 – Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the company has the ability to access at the measurement date (examples include active exchange-traded equity securities, listed derivatives, and most U.S. Government and agency securities).
Level 2 – Assets and liabilities whose values are based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of assets and liabilities with similar attributes in active markets. Level 2 inputs include the following:
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
Level 3 – Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.
The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of the end of the first quarter of 2009 (in millions):

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	End of First	Assets	Inputs	Inputs
	Quarter 2009	(Level 1)	(Level 2)	(Level 3)
Available-for-sale equity securities	$0.6	$0.6	$-	$-
Deferred compensation plan assets	1.5	1.5	-	-
Derivative assets	7.7	-	7.7	-

Total assets	$9.8	$2.1	$7.7	$-

Deferred compensation plan liabilities	$34.7	$-	$34.7	$-
Derivative liabilities	16.1	-	16.1	-

Total liabilities	$50.8	$-	$50.8	$-

Available-for-sale equity securities. As of the end of the first quarter of 2009, our available-for-sale equity securities consisted of common stock of Northfield Laboratories, Inc. Our available-for-sale equity securities are valued using quoted market prices multiplied by the number of shares owned.
Deferred compensation plan assets and liabilities. We maintain a self-directed, non-qualified deferred compensation plan for certain executives and other highly compensated employees. In addition, we maintain assets for a portion of the deferred compensation plans in a rabbi trust. Our rabbi trust funds are invested in money market accounts, which are adjusted monthly for any accrued interest. Our unfunded deferred compensation liability is subject to changes in our stock price as well as price changes in other equity and fixed-income investments. Employees’ deferred compensation amounts are not directly invested in these investment vehicles. We track the performance of each employee’s investment selections and adjust the deferred compensation liability accordingly. The fair value of the unfunded deferred compensation liability is primarily based on the market indices corresponding to the employees’ investment selections.
Derivative assets and liabilities. We calculate derivative asset and liability amounts using a variety of interest rate and valuation techniques, depending on the specific characteristics of the hedging instrument. The fair values of our forward exchange and commodity contracts are primarily based on observable interest rate yields, forward foreign exchange and commodity rates.

11.     Pension and Other Postretirement Benefit Plans
Net periodic pension and other postretirement benefit costs for the first quarter of 2009 and 2008 included the following components (in millions):

	First Quarter
	Pension		Other Postretirement
	Benefit Costs		Benefit Costs
	2009	2008	2009	2008

Service cost	$1.0	$0.8	$-	$-
Interest cost	3.0	2.8	0.3	0.3
Expected return on plan assets	(3.9)	(3.8)	-	-
Amortization of net loss (gain)	1.1	0.5	(0.2)	(0.2)
Amortization of prior service cost	0.1	-	-	-

Net periodic cost	$1.3	$0.3	$0.1	$0.1

During the first quarter of 2009, we made $11.0 million of contributions to the plans. We expect to make additional contributions of approximately $1.0 million during the remainder of fiscal year 2009. We will continue to evaluate the plans’ funding requirements and fund to levels deemed necessary for the plans.
12.     Share-Based Compensation
In February 2009, we granted 1,452,209 restricted shares at a weighted-average fair value of $16.69 on the date of grant to key members of U.S. and Caribbean management and members of our Board of Directors under our 2000 Stock Incentive Plan (the “Plan”). We recognized compensation expense of $6.2 million and $5.2 million in the first quarter of 2009 and 2008, respectively, related to unvested restricted share grants. As of the end of the first quarter of 2009, there were 3,234,019 unvested restricted shares outstanding.
In February 2009, we granted 209,560 restricted stock units at a weighted-average value of $16.69 on the date of grant to key members of our CEE management team under the Plan. Restricted stock units are considered liability awards whose fair value is remeasured at each reporting date until settlement. As such, compensation expense associated with restricted stock units is subject to variability based on changes in the fair value of PepsiAmericas’ underlying stock price. We recognized compensation expense of $0.2 million in the first quarter of 2009 related to unvested restricted stock unit grants. Due to decline in the stock price during the first quarter of 2008, we recognized a benefit to compensation expense of $0.8 million in the first quarter of 2008 related to unvested restricted stock unit grants. As of the end of the first quarter of 2009, there were 422,730 unvested restricted stock units outstanding.
13.     Supplemental Cash Flow Information
Net cash (used in) provided by operating activities reflected cash payments and receipts for interest and income taxes as follows (in millions):

	First Quarter
	2009	2008

Interest paid	$25.5	$30.5
Interest received	2.1	0.9
Income taxes paid	7.0	0.4
Income tax refunds	(0.1)	(0.9)
14.     Environmental and Other Contingencies
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
As of the end of the first quarter of 2009 and fiscal year 2008, we had $36.1 million accrued to cover potential indemnification obligations. Of the total amount accrued, $11.9 million was recorded in “Payables and others current liabilities” on the Condensed Consolidated Balance Sheets representing estimates of amounts to be spent during the next 12 months. This indemnification obligation includes costs associated with several sites in various stages of remediation or negotiations. At the present time, the most significant remaining indemnification obligation is associated with the Willits site, as discussed below, while no other single site has significant estimated remaining costs associated with it. The amounts exclude possible insurance recoveries and are determined on an undiscounted cash flow basis. The estimated indemnification liabilities include expenses for the investigation and remediation of identified sites, payments to third parties for claims and expenses (including product liability), administrative expenses, and the expenses of on-going evaluations and litigation. We expect a significant portion of the accrued liabilities will be spent during the next several years.
Included in our indemnification obligations is financial exposure related to certain remedial actions required at a facility that manufactured hydraulic and related equipment in Willits, California. Various chemicals and metals contaminate this site. A final consent decree was issued in August 1997 and subsequently amended in December 2000 and 2006 in the case of the People of the State of California and the City of Willits, California v. Remco Hydraulics, Inc. The final consent decree established a trust (the “Willits Trust”) which is obligated to investigate and clean up this site. We are currently funding the Willits Trust and the investigation and interim remediation costs on a year-to-year basis as required in the final amended consent decree. We have accrued $10.5 million as of the end of the first quarter of 2009 for future remediation and trust administration costs, with the majority of this amount to be spent over the next several years.
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
Essentially all of the assets of the Trust were expended by the Trust in connection with the purchase of the insurance coverage, the Finite Funding and related expenses. These actions were taken to fund remediation and related costs associated with the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries and to protect against additional future costs in excess of our self-insured retention. The original amount of self-insured retention (the amount we must pay before the insurance carrier is obligated to begin payments) was $114.0 million of which $58.5 million has been eroded, leaving a remaining self-insured retention of $55.5 million as of the end of the first quarter of 2009. The estimated range of aggregate exposure related only to the remediation costs of such environmental liabilities is approximately $17 million to $36 million. We had accrued $20.1 million as of the end of the first quarter of 2009 for remediation costs, which is our best estimate of the contingent liabilities related to these environmental matters. The Finite Funding may be used to pay a portion of the $20.1 million and thus reduces our future cash obligations. Amounts recorded in our Condensed Consolidated Balance Sheets related to Finite Funding were $8.8 million as of the end of first quarter of 2009 and $9.9 million as of the end of fiscal year 2008 and were recorded in “Other assets,” net of $4.2 million recorded in “Other current assets” as of the end of each respective period.
Discontinued Operations – Product Liability and Toxic Tort Claims. We also have certain indemnification obligations related to product liability and toxic tort claims that might emanate out of the 1988 agreement with Pneumo Abex. Other companies not owned by or associated with us also are responsible to Pneumo Abex for the financial burden of all asbestos product liability claims filed against Pneumo Abex after a certain date in 1998, except for certain claims indemnified by us. The sites and product liability and toxic tort claims included in the aggregate accrued liabilities we have recorded are described more fully in our Annual Report on Form 10-K for fiscal year 2008.
Four lawsuits have been filed in California, which name several defendants including certain of our prior subsidiaries. The lawsuits allege that we and our former subsidiaries are liable for personal injury and/or property damage resulting from environmental contamination at the Willits facility. There are 42 personal injury plaintiffs in the lawsuits seeking an unspecified amount of damages, punitive damages, injunctive relief and medical monitoring damages. We are actively defending these lawsuits. At this time, we do not believe these lawsuits are material to our business or financial condition. No other significant changes in the status of the above-described sites or claims occurred, and we were not notified of any other significant new sites or claims during the first quarter of 2009.
15.     Segment Reporting
We operate in one industry located in three geographic areas – U.S., CEE and the Caribbean. We operate in 19 states in the U.S. Internationally, we operate in Ukraine, Poland, Romania, Hungary, the Czech Republic, Slovakia, Puerto Rico, Jamaica, and Trinidad and Tobago. We have distribution rights in Moldova, Estonia, Latvia and Lithuania which are recorded in the CEE geographic segment, and the Bahamas and Barbados, which are recorded in the Caribbean geographic segment.
Operating income is inclusive of special charges of $0.2 million and $0.5 million in the first quarter of 2009 and 2008, respectively (see Note 2 for further discussion).

The following tables present net sales and operating income (loss) of our geographic segments for the first quarter of 2009 and 2008 (in millions):

	First Quarter
	Net Sales		Operating Income (Loss)
	2009	2008	2009	2008

U.S.	$826.6	$780.8	$66.4	$58.2
CEE	182.8	263.0	(0.7)	14.1
Caribbean	48.1	54.9	(1.5)	(2.0)

Total	$1,057.5	$1,098.7	$64.2	$70.3

In the first quarter of 2009, we determined that certain administrative costs that were previously recorded in our U.S. geographic segment were more appropriately associated with our CEE geographic segment. As a result, we have reclassified $0.8 million of administrative costs previously recorded in our U.S. geographic segment to our CEE geographic segment for the first quarter of 2008.
16.     Related Party Transactions
Transactions with PepsiCo
 PepsiCo is considered a related party due to the nature of our franchise relationship and PepsiCo’s ownership interest in us. As of the end of the first quarter of 2009, PepsiCo beneficially owned approximately 43 percent of PepsiAmericas’ outstanding common stock. These shares are subject to the Shareholder Agreement with our company. As of the end of the first quarter of 2009 and fiscal year 2008, net amounts due to PepsiCo were $11.1 million and $16.4 million, respectively. During the first quarter of 2009, approximately 82 percent of our total net sales were derived from the sale of PepsiCo products. We have entered into transactions and agreements with PepsiCo from time to time, and we expect to enter into additional transactions and agreements with PepsiCo in the future. Significant agreements and transactions between our company and PepsiCo are described below.
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
 Bottler Incentives and Other Support Arrangements.  We share a business objective with PepsiCo of increasing availability and consumption of Pepsi-Cola beverages. Accordingly, PepsiCo provides us with various forms of bottler incentives to promote its brands. The level of this support is negotiated regularly and can be increased or decreased at the discretion of PepsiCo. To support volume and market share growth, the bottler incentives cover a variety of initiatives, including direct marketplace, shared media and advertising support. Worldwide bottler incentives from PepsiCo totaled approximately $49.3 million and $53.0 million in the first quarter of 2009 and 2008, respectively. There are no conditions or requirements that could result in the repayment of any support payments we received.

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
PepsiCo also provided indirect marketing support to our marketplace, which consisted primarily of media expenses. This indirect support was not reflected or included in our Condensed Consolidated Financial Statements, as these amounts were paid directly by PepsiCo.
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
In summary, the Condensed Consolidated Statements of Income include the following income and (expense) transactions with PepsiCo (in millions):

	First Quarter
	2009	2008
Net sales:
Bottler incentives	$6.8	$8.5
Manufacturing and national account services	2.6	4.5

Total	$9.4	$13.0

Cost of goods sold:
Bottler incentives	$39.0	$38.2
Purchase of concentrate	(244.3)	(200.0)
Purchases of finished beverage products	(46.8)	(61.6)
Purchases of finished snack food products	(5.1)	(1.9)
Aquafina royalty fee	(10.5)	(11.6)
Procurement services	(1.0)	(1.0)

Total	$(268.7)	$(237.9)

Selling, delivery and administrative expenses:
Bottler incentives	$3.5	$6.3
Purchases of advertising materials	(0.5)	(0.7)

Total	$3.0	$5.6

Transactions with Bottlers in Which PepsiCo Holds an Equity Interest.   We sell finished beverage products to other bottlers, including The Pepsi Bottling Group, Inc. and Pepsi Bottling Ventures LLC, bottlers in which PepsiCo owns an equity interest. These sales occur in instances where the proximity of our production facilities to the other bottlers’ markets or lack of manufacturing capability, as well as other economic considerations, make it more efficient or desirable for the other bottlers to buy finished product from us. Our sales to other bottlers, including those in which PepsiCo owns an equity interest, were approximately $53.9 million and $47.3 million in the first quarter of 2009 and 2008, respectively. Our purchases from such other bottlers were $0.1 million and $0.2 million in the first quarter of 2009 and 2008, respectively.
Agreements and Relationships with Dakota Holdings, LLC, Starquest Securities, LLC and Mr. Pohlad
Under the terms of the PepsiAmericas merger agreement, Dakota Holdings, LLC (“Dakota”), a Delaware limited liability company whose members at the time of the PepsiAmericas merger included PepsiCo and Pohlad Companies, became the owner of 14,562,970 shares of our common stock, including 377,128 shares purchasable pursuant to the exercise of a warrant. In November 2002, the members of Dakota entered into a redemption agreement pursuant to which the PepsiCo membership interests were redeemed in exchange for certain assets of Dakota. As a result, Dakota became the owner of 12,027,557 shares of our common stock, including 311,470 shares purchasable pursuant to the exercise of a warrant. In June 2003, Dakota converted from a Delaware limited liability company to a Minnesota limited liability company pursuant to an agreement and plan of merger. In January 2006, Starquest Securities, LLC (“Starquest”), a Minnesota limited liability company, obtained the shares of our common stock previously owned by Dakota, including the shares of common stock purchasable upon exercise of the above-referenced warrant, pursuant to a contribution agreement. Such warrant expired unexercised in January 2006, resulting in Starquest holding 11,716,087 shares of our common stock. In February 2008, Starquest acquired an additional 400,000 shares of our common stock pursuant to open market purchases, bringing its holdings to 12,116,087 shares of common stock, or 9.7 percent, as of May 1, 2009. The shares held by Starquest are subject to the Shareholder Agreement with our company.
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
Transactions with Pohlad Companies
We own a one-eighth interest in a Challenger aircraft which we own with Pohlad Companies. SD&A expenses we paid to International Jet, a subsidiary of Pohlad Companies, for office and hangar rent, management fees and maintenance in connection with the storage and operation of this corporate jet were approximately $16,000 and $30,000 in the first quarter of 2009 and 2008, respectively.
17.     Subsequent Event
On April 19, 2009, we received a non-binding proposal from PepsiCo to acquire all of the outstanding shares of PepsiAmericas’ common stock that are not already owned by PepsiCo for $11.64 in cash and 0.223 shares of PepsiCo common stock per PepsiAmericas common share. Our Board of Directors formed a Transactions Committee, comprised of all eight independent directors as defined by our Shareholder Agreement with PepsiCo, to evaluate the proposal. On May 7, 2009, we announced that we had informed PepsiCo that our Board of Directors, based on the recommendation of the Transactions Committee, unanimously determined that PepsiCo’s April 19 proposal is not acceptable and is not in the best interest of our shareholders. On May 7, 2009, PepsiCo reiterated its belief that its offer is full and fair.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain forward-looking statements of expected future developments, as defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this Form 10-Q refer to the expectations regarding continuing operating improvement and other matters. These forward-looking statements reflect our expectations and are based on currently available data; however, actual results are subject to future risks and uncertainties, which could materially affect actual performance. Risks and uncertainties that could affect such performance include, but are not limited to, the following: competition, including product and pricing pressures; changing trends in consumer tastes; changes in our relationship and/or support programs with PepsiCo, Inc. (“PepsiCo”) and other brand owners; market acceptance of new product and package offerings; weather conditions; cost and availability of raw materials; changing legislation, including tax laws; cost and outcome of environmental claims; availability and cost of capital, including changes in our debt ratings; labor and employee benefit costs; unfavorable foreign currency rate fluctuations; cost and outcome of legal proceedings; integration of acquisitions; failure of information technology systems; and general economic, business, regulatory and political conditions in the countries and territories where we operate. See “Risk Factors” in Item 1A of our Annual Report on Form 10-K for fiscal year 2008 for additional information.
These events and uncertainties are difficult or impossible to predict accurately and many are beyond our control. We assume no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
CRITICAL ACCOUNTING POLICIES
The preparation of the Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to use estimates. These estimates are made using management’s best judgment and the information available at the time these estimates are made. For a better understanding of our significant accounting policies used in preparation of the Condensed Consolidated Financial Statements, please refer to our Annual Report on Form 10-K for fiscal year 2008. We focus your attention on the following critical accounting policies:
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
As noted in our Annual Report on Form 10-K for fiscal year 2008, we performed our annual impairment tests during the fourth quarter of 2008, whereby we determined that the fair value of our Sandora trademark and tradenames exceeded their carrying value.  This assessment was made using management’s judgment regarding expected future results associated with our current plans, including assumptions regarding volume, average net pricing and inflation.  Changing market conditions brought about by the continuing world economic crisis may cause our anticipated plans to change.  We will continue to closely assess our performance relative to our plans and monitor these assets for potential impairment, which may be brought about by significant changes in market conditions.

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
The effective income tax rate, which is income tax expense expressed as a percentage of income from continuing operations before income taxes and equity in net loss of nonconsolidated companies, was 34.6 percent in the first quarter of 2009 compared to 34.0 percent in the first quarter of 2008. The higher tax rate was due primarily to the change in the geographic mix of earnings and the associated varying statutory tax rates.
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

RESULTS OF OPERATIONS
BUSINESS OVERVIEW
We manufacture, distribute, and market a broad portfolio of beverage products in the U.S., Central and Eastern Europe (“CEE”) and the Caribbean. We sell a variety of brands that we bottle under franchise agreements with various brand owners, the majority with PepsiCo or PepsiCo joint ventures. In some territories, we manufacture, package, sell and distribute our own brands, such as Sandora, Sadochok and Toma. We also distribute snack foods in certain markets. We serve a significant portion of 19 states throughout the central region of the U.S. In CEE, we serve Ukraine, Poland, Romania, Hungary, the Czech Republic, and Slovakia, with distribution rights in Moldova, Estonia, Latvia and Lithuania. In addition, we have an equity investment in Agrima, which produces, sells and distributes PepsiCo products and other beverages in Bulgaria. In the Caribbean, we serve Puerto Rico, Jamaica and Trinidad and Tobago, with distribution rights in the Bahamas and Barbados. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and accompanying Notes in this Form 10-Q and our Annual Report on Form 10-K for fiscal year 2008.
In the discussion of our results of operations below, the number of bottle and can cases sold is referred to as volume. Net pricing is net sales divided by the number of cases and gallons sold for our core businesses, which include bottles and cans (including bottle and can volume from vending equipment sales), foodservice and export sales. Changes in net pricing include the impact of sales price (or rate) changes, as well as the impact of foreign currency and brand, package and geographic mix. Net pricing and reported volume amounts exclude contract, commissary, and vending (other than bottles and cans) transactions. Contract sales represent sales of manufactured product to other franchise bottlers and typically decline as excess manufacturing capacity is utilized. Net pricing and volume also exclude activity associated with snack food products. Cost of goods sold per unit is the cost of goods sold for our core businesses, excluding the impact of unrealized losses (gains) on derivatives not designated as hedging instruments, divided by the related number of cases and gallons sold. Changes in cost of goods sold per unit include the impact of cost changes, as well as the impact of foreign currency and brand, package and geographic mix.
Financial Results
Net income attributable to PepsiAmericas, Inc. in the first quarter of 2009 was $21.7 million, or $0.17 per diluted common share, compared to $24.7 million, or $0.19 per diluted common share, in the first quarter of 2008. The decrease in diluted earnings per share resulted from a decline in volume in CEE and the negative impact of foreign currency, partly offset by higher net sales in the U.S.
In the first quarter of 2009, worldwide volume declined 5.2 percent, with volume declines in all of our geographic regions. Net pricing on a worldwide basis increased 0.4 percent for the first quarter of 2009 and cost of goods sold per unit decreased 1.6 percent for the first quarter of 2009. Both measures were significantly impacted by foreign currency exchange rates.
Seasonality
Our business is seasonal with the second and third quarters generating higher sales volumes than the first and fourth quarters. Accordingly, the operating results of any individual quarter may not be indicative of a full year’s operating results.

Items Impacting Comparability
Special Charges
In the first quarter of 2009, we recorded special charges of $0.2 million in the Caribbean, which primarily consisted of severance costs. In the first quarter of 2008, we recorded special charges of $0.5 million in the U.S. related to our strategic realignment of the U.S. sales organization, primarily for relocation costs.
Unrealized Losses (Gains) on Derivatives
Unrealized losses (gains) on derivatives consists of the change in market value of derivative instruments that were not designated as hedging instruments. These derivative instruments are used to manage the risks associated with the variability in the market price for forecasted purchases of certain commodities. As a result of the subsequent change in the price of certain commodities, we recognized this mark-to-market impact during the first quarter which will reverse out over the balance of the year as the forecasted purchases occur.
In the first quarter of 2009, we recorded $5.6 million of unrealized losses on derivatives in the U.S. related to commodity contracts; $4.0 million was recorded in cost of goods sold and $1.6 million was recorded in selling, delivery and administrative (“SD&A”) expenses. In the first quarter of 2008, we recorded $0.1 million of unrealized gains in cost of goods sold in the U.S. related to commodity contracts.
RESULTS OF OPERATIONS
2009 FIRST QUARTER COMPARED WITH 2008 FIRST QUARTER
The following is a discussion of our results of operations for the first quarter of 2009 compared to the first quarter of 2008.
Volume
Sales volume (decline) growth for the first quarter of 2009 and 2008 was as follows:

	2009	2008
U.S.	(1.2%)	(1.0%)
CEE	(12.2%)	61.8%
Caribbean	(14.0%)	4.8%
Worldwide	(5.2%)	12.7%
In the first quarter of 2009, worldwide volume declined 5.2 percent as global economic conditions and the Easter holiday shift negatively impacted our business.
Volume in the U.S. declined 1.2 percent in the first quarter of 2009 compared to the first quarter of 2008 due to the shift of a portion of the Easter holiday season to the second quarter of 2009. Despite the holiday impact, carbonated soft drink volume grew modestly, led by trademark Mountain Dew and the addition of Crush. Non-carbonated soft drink volume declined 7 percent, as declines in lower-margin Aquafina take-home package continued, partially offset by the new Lipton jug package innovation. Single-serve volume declined 1 percent due to softness in the foodservice channel, partially offset by growth across all retail channels.
Volume in CEE declined 12.2 percent in the first quarter of 2009 compared to the first quarter of 2008, reflecting difficult economic conditions as well as the lapping of double digit growth in the prior year first quarter. Favorable volume trends continued in Poland during the first quarter of 2009.
Volume in the Caribbean declined 14.0 percent in the first quarter of 2009 compared to the same period last year, which was driven mainly by a weaker economy in Puerto Rico.

Net Sales
Net sales and net pricing statistics for the first quarter of 2009 and 2008 were as follows (dollar amounts in millions):

Net Sales	2009	2008	Change
U.S.	$ 826.6	$ 780.8	5.9%
CEE	182.8	263.0	(30.5%)
Caribbean	48.1	54.9	(12.4%)

Worldwide	$ 1,057.5	$ 1,098.7	(3.7%)

	2009 compared to 2008
Net Sales Change	U.S.	CEE	Caribbean	Worldwide
Volume impact*	(1.0%)	(11.3%)	(12.0%)	(4.6%)
Net price per case, excluding impact of currency translation	6.0%	7.4%	5.7%	7.0%
Currency translation	--	(24.9%)	(4.9%)	(6.2%)
Non-core	0.9%	(1.7%)	(1.2%)	0.1%

Change in net sales	5.9%	(30.5%)	(12.4%)	(3.7%)

* The amounts in this table represent the dollar impact on net sales due to changes in volume and are not intended to equal the absolute change in volume.

Net Pricing Growth (Decline)**	2009	2008
U.S.	6.0%	4.3%
CEE	(20.9%)	17.3%
Caribbean	--	1.3%
Worldwide	0.4%	3.6%
** Includes the impact from currency translation on core net sales.
Net sales decreased $41.2 million, or 3.7 percent, to $1,057.5 million in the first quarter of 2009 compared to $1,098.7 million in the first quarter of 2008. The decrease was mainly attributable to the unfavorable impact of foreign currency translation, which was responsible for 6.2 percentage points of decline. Strong pricing in all geographies drove foreign currency-neutral net sales growth of 2.5 percent.
Net sales in the U.S. for the first quarter of 2009 increased $45.8 million, or 5.9 percent, to $826.6 million from $780.8 million in the prior year first quarter. The increase in net sales was mainly due to 6.0 percent growth in net pricing, driven mainly by rate increases to cover higher raw material costs, partly offset by a decline in volume. Net pricing also benefited from the holiday shift and favorable package mix.
Net sales in CEE for the first quarter of 2009 decreased $80.2 million, or 30.5 percent, to $182.8 million from $263.0 million in the first quarter of 2008. Foreign currency translation contributed 24.9 percentage points of the decrease, with the remaining decrease attributed to lower volume. The decrease in net sales was offset partly by an increase in net pricing of 7.4 percent on a currency-neutral basis, driven by increases in rate and a positive contribution from package mix.
     Net sales in the Caribbean decreased $6.8 million, or 12.4 percent in the first quarter of 2009 to $48.1 million from $54.9 million in the prior year first quarter. The decrease in net sales mainly reflected a decline in volume and the unfavorable impact of foreign currency translation, partly offset by 5.7 percent growth in net pricing on a currency-neutral basis.

Cost of Goods Sold
Cost of goods sold and cost of goods sold per unit statistics for the first quarter of 2009 and 2008 were as follows (dollar amounts in millions):

Cost of Goods Sold	2009	2008	Change
U.S.	$ 490.9	$ 462.6	6.1%
CEE	116.5	170.1	(31.5%)
Caribbean	36.7	42.2	(13.0%)

Worldwide	$ 644.1	$ 674.9	(4.6%)

	2009 compared to 2008
Cost of Goods Sold Change	U.S.	CEE	Caribbean	Worldwide
Volume impact*	(1.0%)	(11.1%)	(12.1%)	(4.5%)
Cost per case, excluding impact of currency translation	4.9%	(3.0%)	4.8%	3.2%
Currency translation	--	(17.4%)	(5.1%)	(4.7%)
Unrealized losses on derivatives	0.9%	--	--	0.6%
Non-core	1.3%	--	(0.6%)	0.8%

Change in cost of goods sold	6.1%	(31.5%)	(13.0%)	(4.6%)

* The amounts in this table represent the dollar impact on cost of goods sold due to changes in volume and are not intended to equal the absolute change in volume.

Cost of Goods Sold per Unit Increase (Decrease)**	2009	2008
U.S.	4.9%	5.1%
CEE	(22.4%)	24.2%
Caribbean	(1.2%)	3.2%
Worldwide	(1.6%)	6.2%
** Includes the impact from currency translation on core cost of goods sold.
Cost of goods sold decreased $30.8 million, or 4.6 percent, to $644.1 million in the first quarter of 2009 from $674.9 million in the prior year first quarter. The decrease was primarily driven by the decline in volume and the favorable impact of foreign currency translation, which contributed 4.7 percentage points to the decrease. Offsetting these benefits were higher raw material costs and the negative impact of mark-to-market losses on derivatives. Cost of goods sold per unit decreased 1.6 percent in the first quarter of 2009 compared to the same period in 2008.
In the U.S., cost of goods sold increased $28.3 million, or 6.1 percent, to $490.9 million in the first quarter of 2009 from $462.6 million in the prior year first quarter. The increase was mainly driven by a cost of goods sold per unit increase of 4.9 percent, offset by a decline in volume. Unrealized losses on derivatives also increased cost of goods sold by 0.9 percentage points.
In CEE, cost of goods sold decreased $53.6 million, or 31.5 percent, to $116.5 million in the first quarter of 2009 compared to $170.1 million in the prior year first quarter. Foreign currency translation contributed 17.4 percentage points to the decrease in cost of goods sold, with the remaining decrease primarily attributed to a decline in volume. Cost of goods sold per unit decreased 3.0 percent on a currency-neutral basis in the first quarter of 2009 compared to first quarter of 2008, primarily attributed to favorable product mix and improved manufacturing efficiencies.
In the Caribbean, cost of goods sold decreased $5.5 million, or 13.0 percent, to $36.7 million in the first quarter of 2009 compared to $42.2 million in the first quarter of 2008. The decrease was mainly driven by a decline in volume, offset by a cost of goods sold per unit increase of 4.8 percent, on a currency-neutral basis, which was attributable to increases in raw material costs.

Selling, Delivery and Administrative Expenses
SD&A expenses and SD&A expense statistics for the first quarter of 2009 and 2008 were as follows (dollar amounts in millions):

SD&A Expenses	2009	2008	Change
U.S.	$ 269.3	$ 259.5	3.8%
CEE	67.0	78.8	(15.0%)
Caribbean	12.7	14.7	(13.6%)

Worldwide	$ 349.0	$ 353.0	(1.1%)

	2009 compared to 2008
SD&A Expense Change	U.S.	CEE	Caribbean	Worldwide
Cost impact, excluding impact of currency translation	3.2%	5.5%	(6.8%)	3.3%
Currency translation	--	(20.5%)	(6.8%)	(4.9%)
Unrealized losses on derivatives	0.6%	--	--	0.5%

Change in SD&A expense	3.8%	(15.0%)	(13.6%)	(1.1%)

SD&A Expenses as a Percent of Net Sales	2009	2008
U.S.	32.6%	33.2%
CEE	36.7%	30.0%
Caribbean	26.4%	26.8%
Worldwide	33.0%	32.1%
In the first quarter of 2009, SD&A expenses decreased $4.0 million, or 1.1 percent, to $349.0 million from $353.0 million in the comparable period of the previous year. Foreign currency translation reduced SD&A expenses by 4.9 percentage points in the first quarter of 2009. As a percentage of net sales, SD&A expenses increased to 33.0 percent in the first quarter of 2009, compared to 32.1 percent in the prior year first quarter.
In the U.S., SD&A expenses increased $9.8 million, or 3.8 percent, to $269.3 million in the first quarter of 2009 compared to $259.5 million in the prior year first quarter. SD&A expenses increased in the first quarter of 2009 due to higher compensation and healthcare costs, as well as $1.6 million in mark-to-market losses on derivatives.
In CEE, SD&A expenses decreased $11.8 million, or 15.0 percent, to $67.0 million in the first quarter of 2009 compared to $78.8 million in the prior year first quarter. Foreign currency translation contributed 20.5 percentage points to the decrease. As a percentage of net sales, SD&A expenses increased to 36.7 percent compared to 30.0 percent in the first quarter of 2008, due to higher advertising and marketing costs.
In the Caribbean, SD&A expenses decreased $2.0 million, or 13.6 percent, to $12.7 million in the first quarter of 2009 from $14.7 million in the prior year first quarter. SD&A expenses as a percentage of net sales decreased to 26.4 percent in the first quarter of 2009 compared to 26.8 percent in the prior year first quarter reflecting lower costs that resulted from the restructuring initiative in fiscal year 2008.

Operating Income
Operating income (loss) for the first quarter of 2009 and 2008 was as follows (in millions):

Operating Income (Loss)	2009	2008	Change
U.S.	$ 66.4	$ 58.2	14.1%
CEE	(0.7)	14.1	(105.0%)
Caribbean	(1.5)	(2.0)	25.0%

Worldwide	$ 64.2	$ 70.3	(8.7%)

	2009 compared to 2008
Operating Income (Loss) Change	U.S.	CEE	Caribbean	Worldwide
Operating results, excluding impact of currency translation	23.7%	35.6%	48.7%	26.7%
Currency translation	- -	(140.6%)	(23.7%)	(27.5%)
Unrealized losses on derivatives	(9.6%)	- -	- -	(7.9%)

Change in operating income (loss)	14.1%	(105.0%)	25.0%	(8.7%)

Operating income decreased $6.1 million, or 8.7 percent, to $64.2 million in the first quarter of 2009, compared to $70.3 million in the first quarter of 2008 reflecting the negative impact from foreign currency.
Operating income in the U.S. increased $8.2 million, or 14.1 percent, to $66.4 million in the first quarter of 2009 from $58.2 million in the first quarter of 2008. The increase was primarily due to higher net sales offset partly by higher raw material costs.
Operating loss in CEE of $0.7 million in the first quarter of 2009, compared to operating income of $14.1 million in the prior year first quarter. The decline in operating performance was mainly due to the negative impact of foreign currency and the decrease in volume.
Operating loss in the Caribbean was $1.5 million in the first quarter of 2009, compared to operating loss of $2.0 million in the prior year first quarter. The improved operating performance was primarily due to lower costs resulting from the restructuring initiative that began in fiscal year 2008.
Interest Expense, Net and Other Expense, Net
Interest expense, net decreased $3.6 million in the first quarter of 2009 to $26.0 million, compared to $29.6 million in the first quarter of 2008, mainly due to lower interest rates on floating rate debt and higher interest income.
We recorded other expense, net, of $2.6 million in the first quarter of 2009 compared to other expense, net, of $1.3 million reported in the first quarter of 2008. Foreign currency transaction losses were $0.5 million in the first quarter of 2009 compared to foreign currency transaction gains of $0.7 million in the prior year first quarter.
Income Taxes
The effective income tax rate, which is income tax expense expressed as a percentage of income from continuing operations before income taxes and equity in net loss of nonconsolidated companies, was 34.6 percent for the first quarter of 2009, compared to 34.0 percent in the first quarter of 2008. The higher tax rate was due primarily to the change in the geographic mix of earnings and the associated varying statutory tax rates.
Equity in Net Loss of Nonconsolidated Companies
Equity in net loss of nonconsolidated companies consists of our 20 percent interest in a joint venture that owns Agrima in Bulgaria. Equity in net loss of nonconsolidated companies was $0.6 million in the first quarter of 2009, compared to $0.4 million in the first quarter of 2008.

Net Income
Net income consists of income attributable to both PepsiAmericas, Inc. and noncontrolling interests. Net income decreased $2.9 million to $22.7 million in the first quarter of 2009, compared to $25.6 million in the first quarter of 2008.
Net Income Attributable to Noncontrolling Interests
We fully consolidated the operating results of Sandora and the Bahamas in our Condensed Consolidated Statements of Income. Net income attributable to noncontrolling interests represented 40 percent of Sandora results and 30 percent of the Bahamas results. Net income attributable to noncontrolling interests increased $0.1 million to $1.0 million in the first quarter of 2009, compared to $0.9 million in the first quarter of 2008.
Net Income Attributable to PepsiAmericas, Inc.
Net income attributable to PepsiAmericas, Inc. decreased $3.0 million to $21.7 million in the first quarter of 2009, compared to $24.7 million in the first quarter of 2008. The discussion of our operating results, included above, explains the decrease in net income attributable to PepsiAmericas, Inc.

LIQUIDITY AND CAPITAL RESOURCES
Operating Activities. Net cash used in operating activities of continuing operations of $161.1 million in the first quarter of 2009 compared to net cash provided by operating activities of continuing operations of $17.0 million in the first quarter of 2008. In March 2009, we terminated our trade receivable securitization program resulting in a $150 million decrease in cash flows from operating activities. The remaining decrease can mainly be attributed to the timing of working capital as impacted by the holiday shift and an $11.0 million contribution made to our pension plans in the first quarter of 2009.
Investing Activities. Investing activities in the first quarter of 2009 included capital investments of $49.7 million, which were $18.2 million higher than the prior year period primarily due to additional capital investments in Romania.
During the first quarter of 2009, we paid $12.5 million in the aggregate to obtain certain distribution rights to distribute Crush, Rockstar and Muscle Milk.
Financing Activities. Our total debt increased $254.8 million to $2,422.1 million as of the end of the first quarter of 2009, from $2,167.3 million as of the end of fiscal year 2008. The increase in total debt was primarily due to the issuance of $350 million of notes with a coupon rate of 4.375 percent due February 2014. The securities are unsecured and unsubordinated indebtedness. Net proceeds from this transaction were $345.6 million, which reflected a discount of $2.2 million and the debt issuance costs of $2.2 million. The net proceeds from the issuance of the notes were used to repay commercial paper issued by us and for other general corporate purposes.
We utilize revolving credit facilities both in the U.S. and in our international operations to fund short-term financing needs, primarily for working capital and general corporate purposes. In the U.S., we have an unsecured revolving credit facility under which we can borrow up to an aggregate of $600 million. The facility is for general corporate purposes, including commercial paper backstop. It is our policy to maintain a committed bank facility as backup financing for our commercial paper program. The interest rates on the revolving credit facility, which expires in 2011, are based primarily on the London Interbank Offered Rate. Accordingly, we have a total of $600 million available under our commercial paper program and revolving credit facility combined. We had $278.0 million of commercial paper borrowings as of the end of the first quarter of 2009, compared to $365.0 million as of the end of fiscal year 2008.
Certain wholly-owned subsidiaries maintain operating lines of credit for general operating needs. Interest rates are based primarily upon Interbank Offered Rates for borrowings in the subsidiaries’ local currencies. The outstanding balance was $2.0 million as of the end of the first quarter of 2009 compared to $1.6 million as of the end of fiscal year 2008, respectively, and were recorded in “Short-term debt, including current maturities of long-term debt” in the Condensed Consolidated Balance Sheets.
During the first quarter of 2009 and 2008, we repurchased 2.7 million and 3.2 million shares of our common stock for $45.2 million and $81.2 million, respectively. The issuance of common stock, including treasury shares, for the exercise of stock options resulted in cash inflows of $0.8 million in the first quarter of 2009, compared to $0.9 million in the first quarter of 2008.
On February 26, 2009, our Board of Directors declared a quarterly dividend of $0.14 per share on PepsiAmericas common stock for the first quarter of 2009. The dividend was payable April 1, 2009 to shareholders of record on March 13, 2009 and was paid in the first quarter of 2009. In the first quarter of 2009, we paid total cash dividends of $18.3 million, representing the first quarter dividend of $17.3 million and $1.0 million of dividends that were paid as a result of the vesting of restricted stock awards. In the first quarter of 2008, we paid cash dividends of $17.7 million, representing the fourth quarter of 2007 dividend of $16.6 million and $1.1 million of dividends that were paid as a result of the vesting of restricted stock awards. The fourth quarter of 2007 dividend was based on a dividend rate of $0.13 per share.
See our Annual Report on Form 10-K for fiscal year 2008 for a summary of our contractual obligations as of the end of fiscal year 2008. There were no significant changes to such contractual obligations in the first quarter of 2009.
Worldwide capital and credit markets, including the commercial paper markets, have recently experienced increased volatility and disruption. Despite this volatility and disruption, we continue to have access to the capital markets, as evidenced by our most recent debt issuance in February 2009.

In addition, as noted above, we have a revolving credit facility that acts as a commercial paper backstop. We believe that our operating cash flows are sufficient to fund our existing operations and contractual obligations for the foreseeable future. In addition, we believe that our operating cash flows, available lines of credit, and the potential for additional debt and equity offerings will provide sufficient resources to fund our future growth and expansion, although there can be no assurance that continued or increased volatility and disruption in the worldwide capital and credit markets will not impair our ability to access these markets on terms commercially acceptable. There are a number of options available to us, and we continue to examine the optimal uses of our cash, including reinvesting in our existing business, repurchasing our stock, paying dividends, reducing debt and making acquisitions with an appropriate economic return.
Discontinued Operations. We continue to be subject to certain indemnification obligations, net of insurance, under agreements related to previously sold subsidiaries, including indemnification expenses for potential environmental and tort liabilities of these former subsidiaries. There is significant uncertainty in assessing our potential expenses for complying with our indemnification obligations, as the determination of such amounts is subject to various factors, including possible insurance recoveries and the allocation of liabilities among other potentially responsible and financially viable parties. Accordingly, the ultimate settlement and timing of cash requirements related to such indemnification obligations may vary significantly from the estimates included in our financial statements. As of the end of the first quarter of 2009, we had recorded $36.1 million in liabilities for future remediation and other related costs arising out of our indemnification obligations. This amount excludes possible insurance recoveries and is determined on an undiscounted cash flow basis. In addition, we have funded coverage pursuant to an insurance policy (the “Finite Funding”) purchased in fiscal year 2002, which reduces the cash required to be paid by us for certain environmental sites pursuant to our indemnification obligations. The Finite Funding amount recorded was $8.8 million as of the end of the first quarter of 2009, of which $4.2 million is expected to be recovered in the next 12 months based on our expenditures, and thus is included as a current asset.
During the first quarter of 2009 we received, net of income taxes, $0.7 million related to such indemnification obligations, including the offsetting benefit of insurance recovery settlements of $2.8 million on an after-tax basis. During the first quarter of 2008, we paid, net of income taxes, $6.7 million related to such indemnification obligations, including the offsetting benefit of insurance recovery settlements of $0.2 million on an after-tax basis. We expect to spend approximately $11.9 million on a pre-tax basis in fiscal year 2009 related to our indemnification obligations, excluding possible insurance recoveries and the benefit of income taxes. See Note 14 to the Condensed Consolidated Financial Statements for further discussion of discontinued operations and related environmental liabilities.
RELATED PARTY TRANSACTIONS
Transactions with PepsiCo
PepsiCo is considered a related party due to the nature of our franchise relationship and PepsiCo’s ownership interest in us. As of the end of the first quarter of 2009, PepsiCo beneficially owned approximately 43 percent of PepsiAmericas’ outstanding common stock. These shares are subject to the Shareholder Agreement with our company. As of the end of the first quarter of 2009 and fiscal year 2008, net amounts due to PepsiCo were $11.1 million and $16.4 million, respectively. During the first quarter of 2009, approximately 82 percent of our total net sales were derived from the sale of PepsiCo products. We have entered into transactions and agreements with PepsiCo from time to time, and we expect to enter into additional transactions and agreements with PepsiCo in the future. Significant agreements and transactions between our company and PepsiCo are described below.
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
Bottler Incentives and Other Support Arrangements. We share a business objective with PepsiCo of increasing availability and consumption of Pepsi-Cola beverages. Accordingly, PepsiCo provides us with various forms of bottler incentives to promote its brands. The level of this support is negotiated regularly and can be increased or decreased at the discretion of PepsiCo. To support volume and market share growth, the bottler incentives cover a variety of initiatives, including direct marketplace, shared media and advertising support. Worldwide bottler incentives from PepsiCo totaled approximately $49.3 million and $53.0 million in the first quarter of 2009 and 2008, respectively. There are no conditions or requirements that could result in the repayment of any support payments we received.
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
PepsiCo also provided indirect marketing support to our marketplace, which consisted primarily of media expenses. This indirect support was not reflected or included in our Condensed Consolidated Financial Statements, as these amounts were paid directly by PepsiCo.
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

In summary, the Condensed Consolidated Statements of Income include the following income and (expense) transactions with PepsiCo (in millions):

	First Quarter
	2009	2008
Net sales:
Bottler incentives	$6.8	$8.5
Manufacturing and national account services	2.6	4.5

Total	$9.4	$13.0

Cost of goods sold:
Bottler incentives	$39.0	$38.2
Purchase of concentrate	(244.3)	(200.0)
Purchases of finished beverage products	(46.8)	(61.6)
Purchases of finished snack food products	(5.1)	(1.9)
Aquafina royalty fee	(10.5)	(11.6)
Procurement services	(1.0)	(1.0)

Total	$(268.7)	$(237.9)

Selling, delivery and administrative expenses:
Bottler incentives	$3.5	$6.3
Purchases of advertising materials	(0.5)	(0.7)

Total	$3.0	$5.6

Transactions with Bottlers in Which PepsiCo Holds an Equity Interest. We sell finished beverage products to other bottlers, including The Pepsi Bottling Group, Inc. and Pepsi Bottling Ventures LLC, bottlers in which PepsiCo owns an equity interest. These sales occur in instances where the proximity of our production facilities to the other bottlers’ markets or lack of manufacturing capability, as well as other economic considerations, make it more efficient or desirable for the other bottlers to buy finished product from us. Our sales to other bottlers, including those in which PepsiCo owns an equity interest, were approximately $53.9 million and $47.3 million in the first quarter of 2009 and 2008, respectively. Our purchases from such other bottlers were $0.1 million and $0.2 million in the first quarter of 2009 and 2008, respectively.
Agreements and Relationships with Dakota Holdings, LLC, Starquest Securities, LLC and Mr. Pohlad
Under the terms of the PepsiAmericas merger agreement, Dakota Holdings, LLC (“Dakota”), a Delaware limited liability company whose members at the time of the PepsiAmericas merger included PepsiCo and Pohlad Companies, became the owner of 14,562,970 shares of our common stock, including 377,128 shares purchasable pursuant to the exercise of a warrant. In November 2002, the members of Dakota entered into a redemption agreement pursuant to which the PepsiCo membership interests were redeemed in exchange for certain assets of Dakota. As a result, Dakota became the owner of 12,027,557 shares of our common stock, including 311,470 shares purchasable pursuant to the exercise of a warrant. In June 2003, Dakota converted from a Delaware limited liability company to a Minnesota limited liability company pursuant to an agreement and plan of merger. In January 2006, Starquest Securities, LLC (“Starquest”), a Minnesota limited liability company, obtained the shares of our common stock previously owned by Dakota, including the shares of common stock purchasable upon exercise of the above-referenced warrant, pursuant to a contribution agreement. Such warrant expired unexercised in January 2006, resulting in Starquest holding 11,716,087 shares of our common stock. In February 2008, Starquest acquired an additional 400,000 shares of our common stock pursuant to open market purchases, bringing its holdings to 12,116,087 shares of common stock, or 9.7 percent, as of May 1, 2009. The shares held by Starquest are subject to the Shareholder Agreement with our company.

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
Transactions with Pohlad Companies
We own a one-eighth interest in a Challenger aircraft which we own with Pohlad Companies. SD&A expenses we paid to International Jet, a subsidiary of Pohlad Companies, for office and hangar rent, management fees and maintenance in connection with the storage and operation of this corporate jet were approximately $16,000 and $30,000 in the first quarter of 2009 and 2008, respectively.
SUBSEQUENT EVENT
On April 19, 2009, we received a non-binding proposal from PepsiCo to acquire all of the outstanding shares of PepsiAmericas’ common stock that are not already owned by PepsiCo for $11.64 in cash and 0.223 shares of PepsiCo common stock per PepsiAmericas common share. Our Board of Directors formed a Transactions Committee, comprised of all eight independent directors as defined by our Shareholder Agreement with PepsiCo, to evaluate the proposal. On May 7, 2009, we announced that we had informed PepsiCo that our Board of Directors, based on the recommendation of the Transactions Committee, unanimously determined that PepsiCo’s April 19 proposal is not acceptable and is not in the best interest of our shareholders. On May 7, 2009, PepsiCo reiterated its belief that its offer is full and fair.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
We are exposed to commodity price risk, foreign currency exchange risk and interest rate risk related to our ongoing business operations. We use derivative instruments to manage some of these risks, as discussed in Note 9 to the Condensed Consolidated Financial Statements.
Commodity Prices
We use commodity inputs such as aluminum for our cans, resin for our polyethylene terephthalate (“PET”) bottles, natural gas, diesel fuel, unleaded gasoline, high fructose corn syrup and sugar to be used in our operations. We are subject to commodity price risk because our ability to recover increased costs through higher pricing may be limited in the competitive environment in which we operate. This risk is managed through the use of fixed-price purchase orders, pricing agreements, geographic diversity and derivatives. We use derivatives, with terms of no more than 3 years, to economically hedge price fluctuations related to a portion of our anticipated commodity purchases, primarily for aluminum, natural gas and diesel fuel. For those derivatives that qualify for hedge accounting, any ineffectiveness is recorded immediately. We classify both the earnings and cash flow impact from these derivatives consistent with the underlying hedged item. Derivatives used to hedge commodity price risk that do not qualify for hedge accounting are marked-to-market each period.
Our open commodity derivative contracts that qualify for hedge accounting had a face value of $111.1 million as of the end of the first quarter of 2009 and $44.8 million as of the end of fiscal year 2008. Our open commodity derivative contracts that do not qualify for hedge accounting had a face value of $80.0 million as of the end of the first quarter of 2009. There were no open commodity derivative contracts that did not qualify for hedge accounting as of the end of fiscal year 2008.
Foreign Currency Exchange Rates
Because we operate outside of the U.S., we are subject to risk resulting from changes in currency exchange rates. Currency exchange rates are influenced by a variety of economic factors including local inflation, growth, interest rates and governmental actions, as well as other factors. In particular, our operations in CEE are subject to currency exchange rate exposure associated with cost of goods sold, particularly concentrate and packaging, which may be purchased in either U.S. dollars or euros. Our investment in markets outside of the U.S. has increased during the past several years and, as such, our exposure to currency risk has increased. Our principal exposures are the Ukrainian hryvnya, the Romanian leu and the Polish zloty. We use foreign currency derivative contracts to hedge the volatility of foreign currency rates for purchases of raw materials for which payment is settled in a currency other than our local operations’ functional currency. Our foreign currency derivatives had a total face value of $25.7 million as of the end of the first quarter of 2009 and $46.1 million as of the end of fiscal year 2008.
Based on net sales, international operations represented approximately 22 percent and 29 percent of our total operations in the first quarter of 2009 and 2008, respectively. Changes in currency exchange rates impact the translation of the operations’ results from their local currencies into U.S. dollars. During the first quarter of 2009, foreign currency had a negative impact to net income of $15.3 million and during the first quarter of 2008 had a positive impact to net income of $3.2 million. If the currency exchange rates had changed by 1 percent in the first quarter of 2009 and 2008, we estimate the impact on operating income would have been approximately $0.4 million and $0.2 million, respectively. Our estimate reflects the fact that a portion of the international operations costs are denominated in U.S. dollars and euros. This estimate does not take into account the possibility that rates can move in opposite directions and that gains in one category may or may not be offset by losses from another category.
Interest Rates
In the first quarter of 2009, the risk from changes in interest rates was not material to our operations because a significant portion of our debt portfolio represented fixed rate obligations. As of the end of the first quarter of 2009, approximately 12 percent of our debt portfolio represented variable rate obligations. Our floating rate exposure relates to changes in the six-month London Interbank Offered Rate (“LIBOR”) and the federal funds rate. Assuming consistent levels of floating rate debt with those held as of the end of the first quarter of 2009 and 2008, a 50 basis point (0.5 percent) change in each of these rates would have an impact of approximately $0.4 million and $0.7 million, respectively, on interest expense. We had cash equivalents throughout the first quarter of 2009, principally invested in money market funds, which were most closely tied to the federal funds rate. Assuming a 50 basis point change in the rate of interest associated with our short-term investments as of the end of the first quarter of 2009 and 2008, interest income would not have changed by a significant amount.

In anticipation of long-term debt issuances, we have entered into treasury rate lock instruments and forward starting swap agreements. We have also entered into interest rate swap contracts to convert a portion of our fixed rate debt to floating rate debt, with the objective of reducing overall borrowing costs. The notional amounts of the interest rate swaps outstanding as of the end of the first quarter of 2009 and the end of fiscal year 2008 were $250 million for each respective date.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of April 4, 2009, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended April 4, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings
From approximately 1945 to 1995, various entities owned and operated a facility that manufactured hydraulic equipment in Willits, California. The plant site was contaminated by various chemicals and metals. On August 23, 1999, an action entitled Donna M. Avila, et al. v. Willits Environmental Remediation Trust, Remco Hydraulics, Inc., M-C Industries, Inc., Pneumo Abex Corporation and Whitman Corporation, Case No. C99-3941 CAL, was filed in U.S. District Court for the Northern District of California. On January 16, 2001, a second lawsuit, entitled Pamela Jo Alrich, et al. v. Willits Environmental Remediation Trust, et al., Case No. C 01 0266 SI, against essentially the same defendants was filed in the same court. The same defendants were served with a third lawsuit, entitled Nickerman v. Remco Hydraulics, on April 3, 2006. These three lawsuits were consolidated before the same judge in the U.S. District Court for the Northern District of California. In these lawsuits, individual plaintiffs claim that PepsiAmericas is liable for personal injury and/or property damage resulting from environmental contamination at the facility. There were over 1,000 claims filed in the three lawsuits. The Court dismissed a large portion of the claims; and in 2006 and 2008 we settled a significant number of the claims. There were 12 claims remaining from these lawsuits as of the end of the first quarter of 2009. A trial date has been set for June 2009 for these claims. In early July 2008, a fourth lawsuit, entitled Whitlock v. PepsiAmericas, was filed. This lawsuit has 30 plaintiffs and is based on the same claims as the prior three lawsuits. We are actively defending these lawsuits. At this time, we do not believe these lawsuits are material to the business or financial condition of PepsiAmericas.
We and our subsidiaries are defendants in numerous other lawsuits in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our financial condition, although amounts recorded in any given period could be material to the results of operations or cash flows for that period.
Item 1A.	Risk Factors
There have been no material changes with respect to the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for fiscal year 2008.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Our share repurchase program activity for each of the three months and the quarter ended April 4, 2009 was as follows:

			Total Number of	Maximum Number of

			Shares Purchased as	Shares that May Yet

	Total Number of	Average Price	Part of Publicly	Be Purchased Under

	Shares	Paid per	Announced Plans or	the Plans or Programs

Period	Purchased (1)	Share	Programs (2)	(3)

January 4, 2009 - January 31, 2009	—	—	53,501,081	11,498,919

February 1, 2009 - February 28, 2009	1,513,000	$17.60	55,014,081	9,985,919

March 1, 2009 - April 4, 2009	1,187,000	15.64	56,201,081	8,798,919

For the Quarter Ended April 4, 2009	2,700,000	$16.74

(1)	Represents shares purchased in open-market transactions pursuant to our publicly announced repurchase program.

(2)	Represents cumulative shares purchased under previously announced share repurchase authorizations by the Board of Directors. Share repurchases began in 1999 under an authorization for 15 million shares announced on November 19, 1999. On December 19, 2002, the Board of Directors authorized the repurchase of 20 million additional shares. The Board of Directors later authorized the repurchase of 20 million additional shares as announced on July 21, 2005. On July 24, 2008, the Board of Directors authorized the repurchase of 10 million additional shares.

(3)	The repurchase authorization does not have a scheduled expiration date.

Item 5.	Other Information
(a)	Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

(e) On May 7, 2009, at our 2009 Annual Meeting of Shareholders, our shareholders approved the PepsiAmericas, Inc. 2009 Long-Term Incentive Plan, which was approved by our Board of Directors on February 26, 2009, subject to shareholder approval. A description of the terms of the 2009 Long-Term Incentive Plan and the complete text of such plan are set forth in our Definitive Schedule 14A filed on March 18, 2009, and are incorporated by reference into this Item 5.02.

Item 5.03. Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.

(a) On May 7, 2009, our Board of Directors approved an amendment to our By-Laws, which eliminates the provision that would have otherwise caused a standing committee of the Board originally formed in May 1999, namely the Affiliated Transaction Committee, to cease to exist on May 20, 2009. Our By-Laws, as amended and restated on May 7, 2009, are attached to this Quarterly Report on Form 10-Q as Exhibit 3.2 and are incorporated by reference into this Item 5.03.

Item 8.01. Other Events.

On May 7, 2009, our Board of Directors declared a second quarter 2009 dividend of $0.14 per share on PepsiAmericas common stock. The dividend is payable July 1, 2009 to shareholders of record on June 15, 2009. Our Board of Directors reviews the dividend policy on a quarterly basis.
Item 6.	Exhibits
See “Exhibit Index.”

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEPSIAMERICAS, INC.
Dated: May 8, 2009	By:	/s/ ALEXANDER H. WARE
Alexander H. Ware
Executive Vice President and Chief Financial Officer (As Principal Financial Officer and Duly Authorized Officer of PepsiAmericas, Inc.)

Dated: May 8, 2009	By:	/s/ TIMOTHY W. GORMAN
Timothy W. Gorman
Senior Vice President and Controller (As Chief Accounting Officer)

EXHIBIT INDEX
3.1	Restated Certificate of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-64292) filed on June 29, 2001).

3.2	By-Laws, as amended and restated on May 7, 2009.

4.1	Amendment No. 2 to Rights Agreement between PepsiAmericas and Wells Fargo Bank, N.A., as Rights Agent, dated May 7, 2009 (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed on May 8, 2009).

10.1	Underwriting Agreement by and among PepsiAmericas, Inc., Banc of America Securities LLC and J.P. Morgan Securities Inc., as representatives of the several underwriters, dated February 9, 2009 (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed on February 10, 2009).

10.2	PepsiAmericas, Inc. 2009 Long Term Incentive Plan (incorporated by reference to the Company’s Definitive Schedule 14A (Proxy Statement) (File No. 001-15019) filed on March 18, 2009).

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The registrant has not attached the Form of 4.375% Notes due 2014 as an exhibit to this Quarterly Report on Form 10-Q in reliance on Item 601(4)(iii)(A) of Regulation S-K. The registrant hereby undertakes to furnish such note to the Commission upon request.