Form 10-Q
period 2009-07-04
PEPSIAMERICAS INC/IL/
filed 2009-08-06
CIK 1084230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2009

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
Yes ☐     No ☐
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of July 31, 2009, the registrant had 124,509,690 outstanding shares of common stock, par value $0.01 per share, the registrant’s only class of common stock.

PEPSIAMERICAS, INC.
FORM 10-Q
SECOND QUARTER 2009

PART I — FINANCIAL INFORMATION
PEPSIAMERICAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and in millions, except per share data)
Item 1. Financial Statements

	Second Quarter		First Half
	2009	2008	2009	2008

Net sales	$1,261.9	$1,340.8	$2,319.4	$2,439.5
Cost of goods sold	742.4	794.0	1,386.5	1,468.9

Gross profit	519.5	546.8	932.9	970.6
Selling, delivery and administrative expenses	352.6	381.2	701.6	734.2
Special charges	8.1	0.1	8.3	0.6

Operating income	158.8	165.5	223.0	235.8
Interest expense, net	26.8	28.5	52.8	58.1
Loss from deconsolidation of business	25.8	—	25.8	—
Other (expense) income, net	(3.5)	1.1	(6.1)	(0.2)

Income before income taxes and equity in net loss of nonconsolidated companies	102.7	138.1	138.3	177.5
Income taxes	40.2	42.3	52.5	55.7
Equity in net loss of nonconsolidated companies	0.1	0.2	0.7	0.6

Net income	62.4	95.6	85.1	121.2
Less: Net income attributable to noncontrolling interests	1.0	4.8	2.0	5.7

Net income attributable to PepsiAmericas, Inc.	$61.4	$90.8	$83.1	$115.5

Weighted average common shares:
Basic	121.2	124.9	121.9	126.0
Incremental effect of stock options and awards	1.8	1.5	2.0	1.7

Diluted	123.0	126.4	123.9	127.7

Earnings per share attributable to PepsiAmericas, Inc. common shareholders:
Basic	$0.51	$0.73	$0.68	$0.92
Diluted	0.50	0.72	0.67	0.90

Cash dividends declared per share	$0.14	$0.135	$0.28	$0.27
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PEPSIAMERICAS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except per share data)

	End of First	End of Fiscal
	Half	Year
	2009	2008
ASSETS:
Current assets:
Cash and cash equivalents	$191.2	$242.4
Receivables, net	551.6	305.5
Inventories	273.8	238.5
Other current assets	122.7	119.7

Total current assets	1,139.3	906.1

Property and equipment, net	1,270.0	1,355.7
Goodwill	2,191.6	2,244.6
Intangible assets, net	499.0	498.6
Other assets	214.9	49.1

Total assets	$5,314.8	$5,054.1

LIABILITIES AND EQUITY:
Current liabilities:
Short-term debt, including current maturities of long-term debt	$421.4	$525.0
Payables and other current liabilities	566.2	523.2

Total current liabilities	987.6	1,048.2

Long-term debt	1,988.4	1,642.3
Deferred income taxes	249.1	237.6
Other liabilities	252.9	295.0

Total liabilities	3,478.0	3,223.1

Equity:
PepsiAmericas, Inc. shareholders’ equity:
Preferred stock ($0.01 par value, 12.5 million shares authorized, no shares issued)	—	—
Common stock ($0.01 par value, 350 million shares authorized, 137.6 million shares issued — 2009 and 2008)	1,286.3	1,296.9
Retained income	876.6	828.2
Accumulated other comprehensive loss	(190.6)	(200.8)
Treasury stock, at cost (16.3 million shares and 14.5 million shares, respectively)	(348.9)	(324.3)

Total PepsiAmericas, Inc. shareholders’ equity	1,623.4	1,600.0
Noncontrolling interests	213.4	231.0

Total equity	1,836.8	1,831.0

Total liabilities and equity	$5,314.8	$5,054.1

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PEPSIAMERICAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	First Half
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$85.1	$121.2
Adjustments to reconcile to net cash (used in) provided by operating activities of continuing operations:
Depreciation and amortization	96.9	104.5
Deferred income taxes	3.8	4.7
Special charges	8.3	0.6
Cash outlays related to special charges	(3.7)	(0.9)
Pension contributions	(11.1)	—
Equity in net loss of nonconsolidated companies	0.7	0.6
Excess tax benefits from share-based payment arrangements	(1.0)	(0.9)
Marketable securities impairment	2.1	—
Loss on deconsolidation of business, net of tax	23.0	—
Share-based compensation	11.7	10.7
Other	4.2	1.4
Changes in assets and liabilities:
Decrease in securitization receivables	(150.0)	—
Increase in remaining receivables	(136.8)	(103.7)
Increase in inventories	(65.6)	(33.8)
Increase in payables	42.5	29.7
Net change in other assets and liabilities	23.1	(22.2)

Net cash (used in) provided by operating activities of continuing operations	(66.8)	111.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(133.7)	(103.3)
Franchises and companies acquired, net of cash acquired	—	(1.0)
Distribution rights acquired	(12.6)	—
Cash divested from deconsolidation of business	(7.1)	—
Proceeds from sales of property and equipment	3.2	3.4

Net cash used in investing activities	(150.2)	(100.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings of short-term debt	51.2	146.2
Proceeds from issuance of long-term debt	345.4	—
Repayment of long-term debt	(155.0)	(47.5)
Contribution from noncontrolling interests	6.4	26.0
Excess tax benefits from share-based payment arrangements	1.0	0.9
Issuance of common stock	3.5	2.1
Treasury stock purchases	(45.2)	(105.2)
Cash dividends	(35.2)	(34.6)

Net cash provided by (used in) financing activities	172.1	(12.1)

Net operating cash flows used in discontinued operations	(1.6)	(6.0)
Effects of exchange rate changes on cash and cash equivalents	(4.7)	7.8

Change in cash and cash equivalents	(51.2)	0.7
Cash and cash equivalents as of beginning of fiscal year	242.4	189.7

Cash and cash equivalents as of end of first half of fiscal year	$191.2	$190.4

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PEPSIAMERICAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited and in millions)

					Accumulated
					Other
					Comprehensive		Total
	Shares		Common	Retained	Income	Treasury	Shareholders’	Noncontrolling	Total
	Common	Treasury	Stock	Income	(Loss)	Stock	Equity	Interests	Equity
As of Fiscal Year End 2007	137.6	(9.5)	$1,292.7	$670.9	$98.8	$(204.1)	$1,858.3	$273.4	$2,131.7
Comprehensive income:
Net income				115.5			115.5	5.7	121.2
Foreign currency translation adjustment					72.6		72.6	11.4	84.0
Unrealized losses on securities, net of income taxes					(0.3)		(0.3)	—	(0.3)

Total comprehensive income							187.8	17.1	204.9

Adoption of SFAS No. 158 adjustment, net of income taxes				(0.2)	0.1		(0.1)		(0.1)
Treasury stock purchases		(4.1)				(105.2)	(105.2)		(105.2)
Stock compensation plans		0.7	(5.2)			13.3	8.1		8.1
Dividends declared				(34.6)			(34.6)		(34.6)
Contributions from noncontrolling interests								26.0	26.0
Other								(1.9)	(1.9)

As of End of First Half of 2008	137.6	(12.9)	$1,287.5	$751.6	$171.2	$(296.0)	$1,914.3	$314.6	$2,228.9

As of Fiscal Year End 2008	137.6	(14.5)	$1,296.9	$828.2	$(200.8)	$(324.3)	$1,600.0	$231.0	$1,831.0
Comprehensive income (loss):
Net income				83.1			83.1	2.0	85.1
Foreign currency translation adjustment					(57.6)		(57.6)	(26.0)	(83.6)
Unrealized gains on securities, net of income taxes					0.2		0.2		0.2
Cash flow hedge adjustment, net of income taxes					41.9		41.9		41.9
Recognition from deconsolidation of business					25.7		25.7	—	25.7

Total comprehensive income (loss)							93.3	(24.0)	69.3

Treasury stock purchases		(2.7)				(45.2)	(45.2)		(45.2)
Stock compensation plans		0.9	(10.6)			20.6	10.0		10.0
Dividends declared				(34.7)			(34.7)		(34.7)
Contributions from noncontrolling interests								6.4	6.4

As of End of First Half of 2009	137.6	(16.3)	$1,286.3	$876.6	$(190.6)	$(348.9)	$1,623.4	$213.4	$1,836.8

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PEPSIAMERICAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in millions)

	Second Quarter		First Half
	2009	2008	2009	2008

Net income	$62.4	$95.6	$85.1	$121.2
Foreign currency translation adjustment	69.7	60.7	(83.6)	84.0
Unrealized gains (losses) on securities, net of income taxes	0.9	(0.2)	0.2	(0.3)
Cash flow hedge adjustment, net of income taxes	24.5	(0.1)	41.9	—
Recognition from deconsolidation of business	25.7	—	25.7	—

Comprehensive income	183.2	156.0	69.3	204.9
Less: Comprehensive income (loss) attributable to noncontrolling interests	3.2	16.2	(24.0)	17.1

Comprehensive income attributable to PepsiAmericas, Inc.	$180.0	$139.8	$93.3	$187.8

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PEPSIAMERICAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Significant Accounting Policies
     Quarterly Reporting. The Condensed Consolidated Financial Statements included herein have been prepared by PepsiAmericas, Inc. (referred to herein as “PepsiAmericas,” “we,” “our” and “us”) without audit. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), although we believe that the disclosures are adequate to make the information presented not misleading. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for fiscal year 2008. In the opinion of management, the information furnished herein reflects all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of results for the interim periods presented. In preparing the Condensed Consolidated Financial Statements, we have evaluated events and transactions for potential recognition or disclosure through August 6, 2009, the date the Condensed Consolidated Financial Statements were issued.
     Use of Accounting Estimates. The preparation of the accompanying Condensed Consolidated Financial Statements in conformity with GAAP requires management to use judgment to make estimates based on assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.
     Fiscal Year. Our operations are reported using a fiscal year that consists of 52 or 53 weeks ending on the Saturday closest to December 31. Our Central and Eastern Europe (“CEE”) operations’ fiscal year ends on December 31 and therefore, are not impacted by the 53rd week. Our second quarter and first half of 2009 and 2008 were based on thirteen weeks and twenty-six weeks that ended July 4, 2009 and June 28, 2008, respectively. Due to the timing of the receipt of available financial information, certain operations are reported on a one-month or one-quarter lag basis.
     Our business is seasonal with the second and third quarters generating higher sales volumes than the first and fourth quarters. Accordingly, the operating results of any individual quarter may not be indicative of a full year’s operating results.
     Earnings Per Share. Basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share assumes the exercise of all options which are dilutive, whether exercisable or not. The dilutive effects of stock options and non-vested restricted stock awards are measured under the treasury stock method. As of the end of the first half of 2009 and 2008, there were no antidilutive options or non-vested restricted stock awards.
     Reclassifications. Certain amounts in the prior period Condensed Consolidated Financial Statements have been reclassified to conform to the current year presentation.
     Recently Adopted Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” to provide enhanced guidance when using fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other pronouncements require or permit assets or liabilities to be measured by fair value. We adopted SFAS No. 157 as of the beginning of fiscal year 2008 as it relates to recurring measurements of financial assets and liabilities. We adopted SFAS No. 157 as it relates to nonrecurring fair value measurement requirements for nonfinancial assets and liabilities as of the beginning of fiscal year 2009. These include goodwill, other intangible assets not subject to amortization and unallocated purchase price for recent acquisitions. See Note 11 for required disclosures.
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51,” to establish accounting and reporting standards for noncontrolling interests, sometimes called minority interest. SFAS No. 160 requires that the parent report noncontrolling interests in the equity section of the balance sheet but separate from the parent’s equity. SFAS No. 160 also requires clear presentation of net income attributable to the parent and the noncontrolling interest on the face of the income statement. All changes in the parent’s ownership interest in the subsidiary must be accounted for consistently. Deconsolidation of the subsidiary requires the recognition of a gain or loss using the fair value of the noncontrolling equity investment rather than the carrying amount. We adopted SFAS No. 160 as of the beginning of fiscal year 2009. See Note 2 for required disclosures regarding the deconsolidation of our Caribbean business in connection with the formation of a strategic joint venture with The Central America Beverage Corporation (“CABCORP”).
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. We adopted SFAS No. 161 as of the beginning of fiscal year 2009. See Note 10 for required disclosures.
     In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB No. 28-1 (“FSP FAS 107-1 and APB 28-1”), “Interim Disclosures about Fair Value of Financial Instruments”, which requires quarterly disclosure of information about the fair value of financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” We adopted the provisions of FSP FAS 107-1 and APB 28-1 in the second quarter of 2009. See Note 10 for required disclosures.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted SFAS No. 165 in the second quarter of 2009.
     Recently Issued Accounting Pronouncements to be Adopted in the Future. In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1 (“FSP 132(R)-1”), “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP 132(R)-1 will become effective in the fourth quarter of 2009. We are currently evaluating the impact FSP 132(R)-1 will have on our Consolidated Financial Statements.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS No. 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS No. 167 requires more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS No. 167 will become effective in the first quarter of 2010. We are evaluating the impact SFAS No. 167, but we currently do not believe it will have a material impact on our Condensed Consolidated Financial Statements.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”, which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. SFAS No. 168 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. SFAS No. 168 will become effective in the third quarter of 2009 and will not have a material impact on our Condensed Consolidated Financial Statements.

2. Investment and Divestiture
     On July 3, 2009, we formed a strategic joint venture with CABCORP to combine PepsiAmericas’ Caribbean operations, excluding the Bahamas, with CABCORP’s Central American operations, including Guatemala, Honduras, El Salvador and Nicaragua. Under the terms of the joint venture agreement, we hold an 18 percent interest and CABCORP holds an 82 percent interest in the joint venture. Upon execution of the joint venture agreement, we deconsolidated our Caribbean business resulting in a non-cash loss of $25.8 million ($23.0 million after taxes) that was recorded in “Loss from deconsolidation of business” on the Condensed Consolidated Statement of Income. This loss included the recognition of deferred losses associated with cumulative translation adjustments of $19.2 million and unrecognized pension losses of $6.5 million, which were previously included in “Accumulated other comprehensive loss” on the Condensed Consolidated Balance Sheets.
     Our initial investment in the joint venture was recorded at its fair value of $143.0 million in “Other assets” on the Condensed Consolidated Balance Sheet. Beginning in the third quarter of 2009, earnings from the strategic joint venture with CABCORP will be recorded in “Equity in net earnings of nonconsolidated companies” on the Condensed Consolidated Statements of Income. Due to the timing of the receipt of available financial information, we will record equity in net earnings from the joint venture on a one-month lag basis.
3. Special Charges
     In the second quarter and first half of 2009, we recorded special charges of $8.1 million and $8.3 million, respectively. In the second quarter and first half of 2009, we recorded $6.9 million of special charges in CEE related to the restructuring of our Hungary operations, primarily for severance and fixed asset impairments. We anticipate recording $2.7 million of additional special charges related to our Hungary operations during the remainder of the year. In the second quarter and first half of 2009, we recorded $1.3 million and $1.5 million, respectively, of special charges in the Caribbean related to restructuring and severance costs.
     In the second quarter and first half of 2008, we recorded special charges of $0.1 million and $0.6 million, respectively, in the U.S. related to our strategic realignment of the U.S. sales organization.
     The following table summarizes the activity associated with special charges during the first half of 2009 (in millions):

Special charge liability, end of fiscal year 2008	$2.5
Special charges	8.3
Cash outlays related to special charges	(3.7)
Non-cash charges	(4.3)

Special charge liability, end of first half of 2009	$2.8

     The total accrued liabilities remaining as of the end of the first half of 2009 were comprised of severance payments and other costs. We expect the remaining special charge liability of $2.8 million to be paid using cash from operations during the next 12 months; accordingly, such amounts are classified as “Payables and other current liabilities” in the Condensed Consolidated Balance Sheet.

4. Statement of Income Details
     Details of certain line items on the Condensed Consolidated Statements of Income for the second quarter and first half of 2009 and 2008 were as follows (in millions):

	Second Quarter		First Half
	2009	2008	2009	2008
Cost of goods sold:
Cost of goods sold	$747.4	$794.0	$1,387.5	$1,469.0
Unrealized gains on derivative instruments	(5.0)	—	(1.0)	(0.1)

Total cost of goods sold	$742.4	$794.0	$1,386.5	$1,468.9

Selling, delivery and administrative (“SD&A”) expenses:
SD&A expenses	$355.1	$381.2	$702.5	$734.2
Unrealized gains on derivative instruments	(2.5)	—	(0.9)	—

Total SD&A expenses	$352.6	$381.2	$701.6	$734.2

Interest expense, net:
Interest expense	$28.4	$29.4	$56.5	$60.0
Interest income	(1.6)	(0.9)	(3.7)	(1.9)

Interest expense, net	$26.8	$28.5	$52.8	$58.1

     Cost of goods sold consists of the costs related to goods produced or purchased and sold during the period. SD&A expenses consist of costs related to selling and delivering our products and other administrative costs incurred during the period. Unrealized gains recorded on derivative instruments consists of the change in market value for commodity swap contracts that were not designated as hedging instruments.
5. Income Taxes
     The effective income tax rate, which is income tax expense expressed as a percentage of income from continuing operations before income taxes and equity in net loss of nonconsolidated companies, was 38.0 percent in the first half of 2009 compared to 31.4 percent in the first half of 2008. The higher tax rate was due primarily to the impact of the deconsolidation of our Caribbean business and a change in the geographic mix of earnings and the associated varying statutory tax rates.
     During the first half of 2009, our gross unrecognized tax benefits increased by $1.0 million. The impact to our effective tax rate consisted of $0.2 million of net unrecognized tax benefits and $1.4 million of gross interest related to unrecognized tax benefits for the first half of 2009.
     During the next 12 months, it is reasonably possible that a reduction of gross unrecognized tax benefits will occur in a range of $4 million to $6 million as a result of the resolution of positions taken on previously filed returns.
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
6. Goodwill and Intangible Assets
     The changes in the carrying amount of goodwill by geographic segment for the first half of 2009 were as follows (in millions):

	U.S.	CEE	Caribbean	Total
Balance, fiscal year end 2008	$1,824.3	$404.6	$15.7	$2,244.6
Foreign currency translation adjustment	—	(37.3)	(0.1)	(37.4)
Deconsolidation of Caribbean business	—	—	(15.6)	(15.6)

Balance, end of the first half of 2009	$1,824.3	$367.3	$—	$2,191.6

     On July 3, 2009, we formed a strategic joint venture with CABCORP to combine our Caribbean operations, excluding the Bahamas, with CABCORP’s Central American operations. As a result, we deconsolidated our Caribbean business resulting in a $15.6 million reduction in goodwill (see Note 2 for further discussion).
     Intangible asset balances as of the end of the first half of 2009 and end of fiscal year 2008 were as follows (in millions):

	End of First	End of Fiscal
	Half 2009	Year 2008
Intangible assets subject to amortization:
Gross carrying amount:
Customer relationships and lists	$53.0	$57.3
Franchise and distribution agreements	11.1	3.3
Other	2.5	2.5

Total	$66.6	$63.1

Accumulated amortization:
Customer relationships and lists	$(14.2)	$(11.9)
Franchise and distribution agreements	(1.6)	(1.2)
Other	(0.7)	(0.6)

Total	$(16.5)	$(13.7)

Intangible assets subject to amortization, net	$50.1	$49.4

Intangible assets not subject to amortization:
Franchise and distribution agreements	$372.0	$362.3
Trademarks and tradenames	76.9	86.9

Total	$448.9	$449.2

Total intangible assets, net	$499.0	$498.6

     During the first half of 2009, we acquired distribution rights for Rockstar energy drinks and Muscle Milk protein-enhanced beverages. As a result of these acquisitions, we recorded $7.8 million of amortizable distribution rights. We also recorded $10.6 million of distribution rights not subject to amortization in connection with the Crush beverage brand distribution agreement.
     For intangible assets subject to amortization, we calculate amortization expense over the period we expect to receive economic benefit. Total amortization expense was $1.8 million in the second quarter of 2009. Total amortization expense in the second quarter of 2008 was not material to the Condensed Consolidated Statement of Income, because results for the second quarter of 2008 included a cumulative benefit of $2.3 million to amortization expense related to the final Sandora valuation. Total amortization expense was $3.4 million and $3.1 million in the first half of 2009 and 2008, respectively.
7. Sale of Receivables
     In the first half of 2009, we terminated our trade receivables securitization program because the program had become uncompetitive with alternate sources of capital, which resulted in a $150 million increase in trade receivables and a comparable increase in debt on our Condensed Consolidated Balance Sheet. Additionally, termination of this program resulted in a decline in cash flows from operating activities of $150 million, effectively offset by a corresponding increase in cash flows from financing activities on our Condensed Consolidated Statement of Cash Flows.

8. Balance Sheet Details
     Details of certain line items on the Condensed Consolidated Balance Sheets as of the end of the first half of 2009 and end of fiscal year 2008 were as follows (in millions):

	End of First	End of Fiscal
	Half 2009	Year 2008
Receivables, net:
Trade receivables	$479.2	$418.0
Securitization receivables	—	(150.0)
Funding and purchasing rebates receivables	75.1	39.7
Other receivables	11.0	11.3
Allowance for doubtful accounts	(13.7)	(13.5)

Receivables, net	$551.6	$305.5

Inventories:
Raw materials and supplies	$110.8	$117.2
Finished goods	163.0	121.3

Inventories	$273.8	$238.5

Other current assets:
Prepaid expenses	$58.7	$56.7
Prepaid customer incentives	22.5	23.5
Other	41.5	39.5

Other current assets	$122.7	$119.7

Property and equipment, net:
Land	$71.8	$84.1
Building and improvements	491.7	524.9
Machinery and equipment	2,250.2	2,301.1

Total property and equipment	2,813.7	2,910.1
Accumulated depreciation	(1,543.7)	(1,554.4)

Property and equipment, net	$1,270.0	$1,355.7

Payables and other current liabilities:
Trade payables	$211.5	$186.9
Income tax and other payables	39.7	16.8
Accrued salaries and wages	59.3	71.3
Accrued customer incentives	88.8	86.9
Accrued interest	29.0	25.3
Other current liabilities	137.9	136.0

Payables and other current liabilities	$566.2	$523.2

9. Debt
     In the first half of 2009, we issued $350 million of notes with a coupon rate of 4.375 percent due February 2014. The securities are unsecured and unsubordinated obligations and rank equally in priority with all of our existing and future unsecured and unsubordinated indebtedness. Net proceeds from this transaction were $345.4 million, which reflected a discount of $2.2 million and debt issuance costs of $2.4 million. The net proceeds from the issuance of the notes were used to repay commercial paper and for other general corporate purposes. The notes were issued under our automatic shelf registration statement filed May 16, 2006.

10. Financial Instruments
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
     By using derivative instruments, we expose ourselves, from time to time, to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We monitor our counterparty credit risk on an ongoing basis. None of our derivative instruments contain credit-risk-related contingent features.
     Commodity Prices. We are subject to commodity price risk because our ability to recover increased costs through higher pricing may be limited in the competitive environment in which we operate. This risk is managed through the use of fixed-price purchase orders, pricing agreements, geographic diversity and derivatives. We use derivatives, with terms of no more than three years, to economically hedge price fluctuations related to a portion of our anticipated commodity purchases, primarily for aluminum, natural gas and diesel fuel. For those derivatives that qualify for hedge accounting, any ineffectiveness is recorded immediately. We classify both the earnings and cash flow impact from these derivatives consistent with the underlying hedged item. During the next 12 months, we expect to reclassify net gains of $0.1 million related to cash flow hedges of commodity transactions from AOCL into earnings. Derivatives used to hedge commodity price risk that do not qualify for hedge accounting are marked-to-market each period and reflected in our Condensed Consolidated Statements of Income.
     Our open commodity derivative contracts that qualify for hedge accounting had a face value of $123.9 million as of the end of the first half of 2009 and $44.8 million as of the end of fiscal year 2008. Our open commodity derivative contracts that do not qualify for hedge accounting had a face value of $48.6 million as of the end of the first half of 2009. There were no open commodity derivative contracts that did not qualify for hedge accounting as of the end of fiscal year 2008.
     Foreign Currency Exchange. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our Condensed Consolidated Statements of Income as incurred. We use foreign currency derivative contracts to hedge the volatility of foreign currency rates for purchases of raw materials for which payment is settled in a currency other than our local operations’ functional currency. Our foreign currency derivatives had a total face value of $14.5 million as of the end of the first half of 2009 and $46.1 million as of the end of fiscal year 2008. During the next 12 months, we expect to reclassify net gains of $3.0 million related to cash flow hedges of foreign currency transactions from AOCL into earnings.
     Interest Rates. In anticipation of long-term debt issuances, we enter into treasury rate lock instruments and forward starting swap agreements. We account for these treasury rate lock instruments and forward starting swap agreements as cash flow hedges, as each hedges against the variability of interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt. These treasury rate locks and the forward starting swap agreements are considered highly effective in eliminating the variability of cash flows associated with the forecasted debt issuances. The notional amounts of the interest rate swaps outstanding as of the end of the first half of 2009 and the end of fiscal year 2008 were $250 million for each respective date.
     We have also entered into interest rate swap contracts to convert a portion of our fixed-rate debt to floating rate debt, with the objective of reducing overall borrowing costs. We account for these swaps as fair value hedges, since they hedge against the change in fair value of fixed-rate debt resulting from fluctuations in interest rates. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.
     In fiscal year 2004, we terminated all outstanding interest rate swap contracts and received $14.4 million for the fair value of the interest rate swap contracts. Amounts included in the cumulative fair value adjustment to long-term debt were reclassified into earnings commensurate with the recognition of the related interest expense. As of the end of fiscal year 2008, the cumulative fair value adjustments to long-term debt were $0.9 million. The remainder of the balance was reclassified to earnings during the first half of 2009.
     The location and amounts of derivative fair values in our Condensed Consolidated Balance Sheets as of the end of the first half of 2009 and end of fiscal year 2008 were as follows (in millions):

	Asset Derivatives
Derivatives designated as	End of First Half 2009		End of Fiscal Year 2008
hedging instruments	Balance Sheet	Fair	Balance Sheet	Fair
under SFAS No. 133	Location	Value	Location	Value

Interest rate contracts	Other assets	$28.2	Other assets	$—
Commodity contracts	Other current assets	7.5	Other current assets	—
Foreign exchange contracts	Other current assets	3.0	Other current assets	8.9

		$38.7		$8.9

Derivatives not designated as hedging instruments under SFAS No. 133

Commodity contracts	Other current assets	2.0	Other current assets	—

Total asset derivatives		$40.7		$8.9

	Liability Derivatives
Derivatives designated as	End of First Half 2009		End of Fiscal Year 2008
hedging instruments	Balance Sheet	Fair	Balance Sheet	Fair
under SFAS No. 133	Location	Value	Location	Value

Interest rate contracts	Other liabilities	$—	Other liabilities	$34.3
Commodity contracts	Payables and other		Payables and other
	current liabilities	1.2	current liabilities	4.9

		$1.2		$39.2

Derivatives not designated as hedging instruments under SFAS No. 133

Commodity contracts	Payables and other		Payables and other
	current liabilities	0.1	current liabilities	1.7

Total liability derivatives		$1.3		$40.9

     The location and amounts of derivative gains and losses in our Condensed Consolidated Statements of Income for the second quarter and first half of 2009 and 2008 were as follows (in millions):

	Amount of Gain (Loss) Recognized in
	Other Comprehensive Income (Loss)					Amount of Gain (Loss) Reclassified
Derivatives in Statement	on Derivatives(a)				Location of Gain (Loss)	from AOCL into Income(a)
133 Cash Flow Hedging	Second Quarter		First Half		Reclassified from	Second Quarter		First Half
Relationships	2009	2008	2009	2008	AOCL into Income	2009	2008	2009	2008
Interest rate contracts	$36.9	$—	$62.5	$—	Interest expense, net	$(0.1)	$(0.2)	$(0.2)	$(0.3)
Foreign exchange contracts	(1.4)	0.1	2.3	0.1	Cost of goods sold	3.0	—	8.2	—
Commodity contracts	7.0	—	10.2	—	Cost of goods sold	(0.4)	—	(1.0)	(0.1)

Total	$42.5	$0.1	$75.0	$0.1	Total	$2.5	$(0.2)	$7.0	$(0.4)

(a)	The amount of ineffectiveness was not material to the Condensed Consolidated Statements of Income.

		Amount of Gain Recognized in
Derivatives in Statement	Location of Gain	Income on Derivatives
133 Fair Value Hedging	Recognized in Income	Second Quarter		First Half
Relationships	on Derivatives	2009	2008	2009	2008
Interest rate contracts	Interest expense, net	$0.2	$0.6	$0.9	$1.3

Derivatives Not		Amount of Gain (Loss) Recognized in
Designated as Hedging	Location of Gain (Loss)	Income on Derivatives (b)
Instruments under	Recognized in Income	Second Quarter		First Half
Statement 133	on Derivatives	2009	2008	2009	2008
Commodity contracts	Cost of goods sold	$1.9	$—	$(4.5)	$—
Commodity contracts	SD&A expenses	2.1	—	(0.4)	—
Investment contracts	SD&A expenses	2.8	1.2	1.2	(0.8)

	Total	$6.8	$1.2	$(3.7)	$(0.8)

(b)	Includes both realized and unrealized gains and losses.
     Other Financial Instruments. The carrying amounts of other financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and other accrued expenses, approximate fair values due to their short maturity.
     The fair value of our floating rate debt as of the end of the first half of 2009 and end of fiscal year 2008 approximated its carrying amount. Our fixed-rate debt, which includes capital lease obligations, had a carrying amount of $1,992.2 million and an estimated fair value of $2,027.6 million as of the end of the first half of 2009. Our fixed-rate debt, which includes capital lease obligations, had a carrying amount of $1,800.7 million and an estimated fair value of $1,807.9 million as of fiscal year end 2008. The fair value of the fixed-rate debt was based upon quotes from financial institutions for instruments with similar characteristics or upon discounting future cash flows.
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

     Assets and liabilities recorded on the Condensed Consolidated Balance Sheet are categorized on the inputs to the valuation techniques as follows:
     Level 1 — Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the company has the ability to access at the measurement date (examples include active exchange-traded equity securities, listed derivatives, and most U.S. Government and agency securities).
     Level 2 — Assets and liabilities whose values are based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of assets and liabilities with similar attributes in active markets. Level 2 inputs include the following:
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
     Level 3 — Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.
     The following table summarizes our assets and liabilities measured at fair value on a recurring basis as of the end of the first half of 2009 (in millions):

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	End of	Identical	Observable	Unobservable
	First Half	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Available-for-sale equity securities	$—	$—	$—	$—
Deferred compensation plan assets	1.5	1.5	—	—
Derivative assets	40.7	—	40.7	—

Total assets	$42.2	$1.5	$40.7	$—

Deferred compensation plan liabilities	$38.4	$—	$38.4	$—
Derivative liabilities	1.3	—	1.3	—

Total liabilities	$39.7	$—	$39.7	$—

     Available-for-sale equity securities. As of the end of the first half of 2009, our available-for-sale equity securities consisted of common stock of Northfield Laboratories, Inc (“Northfield”). As a result of a significant decline in market valuation of our investment in Northfield, we adjusted our investment in Northfield in the second quarter of 2009 to reflect the fair value and recorded these adjustments into income. We recorded an impairment charge of $2.1 million to write-off our remaining investment in Northfield. The loss was recorded in “Other (expense) income, net” on the Condensed Consolidated Statement of Income.
     Deferred compensation plan assets and liabilities. We maintain a self-directed, non-qualified deferred compensation plan for certain executives and other highly compensated employees. In addition, we maintain assets for a portion of the deferred compensation plan in a rabbi trust. Our rabbi trust funds are invested in money market accounts, which are adjusted monthly for any accrued interest. Our unfunded deferred compensation liability is subject to changes in our stock price as well as price changes in other equity and fixed-income investments. Employees’ deferred compensation amounts are not directly invested in these investment vehicles. We track the performance of each employee’s investment selections and adjust the deferred compensation liability accordingly. The fair value of the unfunded deferred compensation liability is primarily based on the market indices corresponding to the employees’ investment selections.

     Derivative assets and liabilities. We calculate derivative asset and liability amounts using a variety of interest rate and valuation techniques, depending on the specific characteristics of the hedging instrument. The fair values of our forward exchange and commodity contracts are primarily based on observable interest rate yields, forward foreign exchange rates and commodity rates.
     The following table summarizes our assets and liabilities measured at fair value on a nonrecurring basis as of the end of the first half of 2009 (in millions):

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	End of	Identical	Observable	Unobservable
	First Half	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Equity investments	$143.0	$—	$—	$143.0
Property and equipment	15.5	—	15.5	—

Total assets	$158.5	$—	$15.5	$143.0

     Equity investments. On July 3, 2009, we transferred our interest in our Caribbean business, excluding the Bahamas, in exchange for an 18 percent interest in a strategic joint venture with CABCORP that resulted in the deconsolidation of our Caribbean business. We recorded our investment in the joint venture at fair value and recognized a non-cash loss of $25.8 million ($23.0 million after taxes). Our initial investment in the joint venture was recorded at $143.0 million in “Other assets” on the Condensed Consolidated Balance Sheet (see Note 2 for further discussion). To estimate the fair value of the joint venture, we used an income approach based on a discounted cash flow model. The discounted cash flows were based on estimates and assumptions supported by unobservable inputs, including pricing and volume data, anticipated growth rates and share performance, profitability levels, inflation factors, forward exchange rates, tax rates and discount rates. The discount rates used considered each country’s specific risk factors.
     Property and equipment. Property and equipment with a carrying amount of $22.8 million was written down to its fair value of $15.5 million resulting in a loss of $7.3 million; $4.9 million was recorded in “SD&A expenses” and $2.4 million was recorded in “Special charges” on the Condensed Consolidated Statement of Income. Property and equipment may be measured at fair value if such assets are held for sale or when there is a determination that the asset is impaired. The determination of fair value is based on the best information available; including internal cash flow estimates discounted at an appropriate interest rate, quoted market prices when available, market prices for similar assets and independent appraisals, as appropriate.

12. Pension and Other Postretirement Benefit Plans
     Net periodic pension and other postretirement benefit costs for the second quarter and first half of 2009 and 2008 included the following components (in millions):

	Second Quarter
	Pension		Other Postretirement
	Benefit Costs		Benefit Costs
	2009	2008	2009	2008

Service cost	$1.0	$0.8	$—	$—
Interest cost	3.0	2.8	0.3	0.2
Expected return on plan assets	(3.9)	(3.8)	—	—
Amortization of net loss (gain)	1.1	0.5	(0.2)	(0.2)
Amortization of prior service cost	0.1	0.1	—	—

Net periodic cost	$1.3	$0.4	$0.1	$—

	First Half
	Pension		Other Postretirement
	Benefit Costs		Benefit Costs
	2009	2008	2009	2008

Service cost	$2.0	$1.6	$—	$—
Interest cost	6.0	5.6	0.6	0.5
Expected return on plan assets	(7.8)	(7.6)	—	—
Amortization of net loss (gain)	2.2	1.0	(0.4)	(0.4)
Amortization of prior service cost	0.2	0.1	—	—

Net periodic cost	$2.6	$0.7	$0.2	$0.1

     During the first half of 2009, we made $11.1 million of contributions to the plans. We will continue to evaluate the plans’ funding requirements and fund to levels deemed necessary for the plans.
     In connection with the formation of the strategic joint venture with CABCORP, we transferred the liabilities associated with the Caribbean pension plans to the joint venture. The pension liabilities transferred totaled $4.5 million and any remaining unrecognized pension losses were recorded as part of the “Loss from deconsolidation of business” in the Condensed Consolidated Statement of Income.
13. Share-Based Compensation
     In February 2009, we granted 1,452,209 restricted shares at a weighted-average fair value of $16.69 on the date of grant to key members of U.S. and Caribbean management and members of our Board of Directors under our 2000 Stock Incentive Plan (the “Plan”). We recognized compensation expense of $5.3 million in the second quarter of 2009 and 2008, respectively, and $11.5 million and $10.5 million in the first half of 2009 and 2008, respectively, related to unvested restricted share grants. As of the end of the first half of 2009, there were 3,225,527 unvested restricted shares outstanding.
     In February 2009, we granted 209,560 restricted stock units at a weighted-average value of $16.69 on the date of grant to key members of our CEE management team under the Plan. Restricted stock units are considered liability awards whose fair value is remeasured at each reporting date until settlement. As such, compensation expense associated with restricted stock units is subject to variability based on changes in the fair value of PepsiAmericas’ stock price. We recognized compensation expense of $1.5 million and $1.7 million in the second quarter and first half of 2009, respectively, related to unvested restricted stock unit grants. Compensation expense in the second quarter of 2008 was immaterial to our Condensed Consolidated Statement of Income. Due to decline in the stock price during the first half of 2008, we recognized a benefit to compensation expense of $0.8 million related to unvested restricted stock unit grants. As of the end of the first half of 2009, there were 375,844 unvested restricted stock units outstanding.

     The Plan contains a change in control provision that would cause the unvested restricted stock awards and units to be immediately vested and payable in cash under certain circumstances outlined in the Plan document. The triggering of a change in control under the Plan will result in modifications to the original award grants and the immediate recognition of incremental compensation based on the current fair value. In addition, the awards will be reclassified from equity to liability awards. As of the end of the first half of 2009, the change in control had not been deemed probable; therefore, no modifications occurred at that point in time.
14. Supplemental Statement of Cash Flows Detail
     Net cash (used in) provided by operating activities on the Condensed Consolidated Statements of Cash Flows for the first half of 2009 and 2008 reflected cash payments and receipts for interest and income taxes as follows (in millions):

	First Half
	2009	2008

Interest paid	$51.6	$60.9
Interest received	3.7	1.9
Income taxes paid	37.2	27.8
Income tax refunds	0.2	14.8
15. Environmental and Other Contingencies
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

     As of the end of the first half of 2009 and fiscal year 2008, we had accrued $32.2 million and $36.1 million, respectively, to cover potential indemnification obligations. Of the total amounts accrued, $11.9 million was recorded in “Payables and other current liabilities” on the Condensed Consolidated Balance Sheets representing estimates of amounts to be spent during the next 12 months. This indemnification obligation includes costs associated with several sites in various stages of remediation or negotiations. At the present time, the most significant remaining indemnification obligation is associated with the Willits site, as discussed below, while no other single site has significant estimated remaining costs associated with it. The amounts exclude possible insurance recoveries and are determined on an undiscounted cash flow basis. The estimated indemnification liabilities include expenses for the investigation and remediation of identified sites, payments to third parties for claims and expenses (including product liability), administrative expenses, and the expenses of on-going evaluations and litigation. We expect a significant portion of the accrued liabilities will be spent during the next several years.
     Included in our indemnification obligations is financial exposure related to certain remedial actions required at a facility that manufactured hydraulic and related equipment in Willits, California. Various chemicals and metals contaminate this site. A final consent decree was issued in August 1997 and subsequently amended in December 2000 and 2006 in the case of the People of the State of California and the City of Willits, California v. Remco Hydraulics, Inc. The final consent decree established a trust (the “Willits Trust”) which is obligated to investigate and clean up this site. We are currently funding the Willits Trust and the investigation and interim remediation costs on a year-to-year basis as required in the final amended consent decree. We have accrued $9.5 million as of the end of the first half of 2009 for future remediation and trust administration costs, with the majority of this amount expected to be spent over the next several years.
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
     Essentially all of the assets of the Trust were expended by the Trust in connection with the purchase of the insurance coverage, the Finite Funding and related expenses. These actions were taken to fund remediation and related costs associated with the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries and to protect against additional future costs in excess of our self-insured retention. The original amount of self-insured retention (the amount we must pay before the insurance carrier is obligated to begin payments) was $114.0 million of which $59.7 million has been eroded, leaving a remaining self-insured retention of $54.3 million as of the end of the first half of 2009. The estimated range of aggregate exposure related only to the remediation costs of such environmental liabilities is approximately $14 million to $34 million. We had accrued $18.8 million as of the end of the first half of 2009 for remediation costs, which is our best estimate of the contingent liabilities related to these environmental matters. The Finite Funding may be used to pay a portion of the $18.8 million and thus reduces our future cash obligations. Amounts recorded in our Condensed Consolidated Balance Sheets related to Finite Funding were $8.5 million as of the end of first half of 2009 and $9.9 million as of the end of fiscal year 2008 and were recorded in “Other assets,” net of $4.2 million recorded in “Other current assets” as of the end of each respective period.
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

     Four lawsuits have been filed in California, which name several defendants including certain of our prior subsidiaries. The lawsuits allege that we and our former subsidiaries are liable for personal injury and/or property damage resulting from environmental contamination at the Willits facility. The plaintiffs in the lawsuits are seeking an unspecified amount of damages, punitive damages, injunctive relief and medical monitoring damages. On June 18, 2009, the Court dismissed all remaining Avila claims, which collectively consolidated three of the lawsuits. On July 10, 2009, approximately 250 plaintiffs appealed from various Court orders, which had dismissed their claims; those appeals are pending. We will actively oppose these appeals and we are actively defending these lawsuits. At this time, we do not believe these lawsuits are material to our business or financial condition. No other significant changes in the status of the above-described sites or claims occurred, and we were not notified of any other significant new sites or claims during the first half of 2009.
     Class Action Lawsuits relating to PepsiCo, Inc. (“PepsiCo”) Proposal. On April 19, 2009, we received a non-binding proposal from PepsiCo to acquire all of the outstanding shares of PepsiAmericas’ common stock that are not already owned by PepsiCo for $11.64 in cash and 0.223 shares of PepsiCo common stock per PepsiAmericas common share. Our Board of Directors formed a Transactions Committee, comprised of all eight independent directors as defined by our Shareholder Agreement with PepsiCo, to evaluate the proposal. On May 7, 2009, we announced that we had informed PepsiCo that our Board of Directors, based on the recommendation of the Transactions Committee, unanimously determined that PepsiCo’s April 19 proposal is not acceptable and is not in the best interest of our shareholders. On August 4, 2009, we announced that we entered into a merger agreement with PepsiCo (see Note 18 for additional information).
     As discussed below, we and members of our Board of Directors have been named defendants in several shareholder class action lawsuits relating to the PepsiCo proposal pending in Delaware, New York and Minnesota.
     Delaware. Four separate shareholder lawsuits were filed in Delaware Chancery Court against PepsiCo, PepsiAmericas and members of our Board of Directors by various shareholder plaintiffs on behalf of themselves and all others similarly situated. The Delaware lawsuits have been joined into one action and the plaintiffs have filed a single consolidated complaint. See In re PepsiAmericas, Inc. Shareholders Litigation, Consolidated C.A. No. 4530-VCS (Delaware Court of Chancery) (filed 6/19/09). The putative class plaintiffs contend that PepsiCo’s proposal undervalues the outstanding shares of PepsiAmericas’ common stock. This suit generally alleges that PepsiCo is a controlling shareholder of PepsiAmericas and seeks declaratory relief on the PepsiAmericas’ Certificate of Incorporation against the PepsiAmericas’ directors that the certificate conflicts with Delaware law or, in the alternative, that it cannot apply to insulate PepsiCo’s conduct related to its proposal from liability. The suit also brings claims of breach of fiduciary duty against PepsiCo and PepsiAmericas’ director Matthew McKenna relating to the proposal. In their prayer for relief, the plaintiffs generally seek a declaration that the PepsiAmericas’ directors breached their fiduciary duties in addition to seeking monetary damages, attorneys’ fees and costs, and other declaratory and injunctive relief. PepsiAmericas’ responsive pleading is due August 14, 2009.
     New York. PepsiAmericas is a named defendant in one New York lawsuit, Electrical Workers Pension Fund, Local 103, I.B.E.W. v. PepsiAmericas, Inc. et al., No. 09-09264 (County of Westchester, New York) (filed 4/29/09). This lawsuit brings claims for, among other things, breach of fiduciary duty in connection with PepsiCo’s proposal. PepsiAmericas has sought to dismiss, or in the alternative, stay this New York action pending resolution of the Delaware action. The Court has yet to rule on this motion.
     Minnesota. Three separate shareholder lawsuits were filed in Minnesota against PepsiCo, PepsiAmericas and PepsiAmericas’ directors challenging PepsiCo’s proposal to acquire PepsiAmericas. These lawsuits bring claims for, among other things, breach of fiduciary duty against PepsiAmericas’ directors. On June 29, 2009, the court entered an order, pursuant to stipulation of all parties, staying all three pending actions until the Delaware litigation is resolved. See Alan R. Kahn v. Robert C. Pohlad, Herbert M. Baum, Richard G. Cline, Michael J. Corliss, Pierre S. Du Pont, Archie R. Dykes, Jarobin Gilbert, Jr., James R. Kackley, Matthew M. McKenna, Deborah E. Powell, PepsiAmericas, Inc. and PepsiCo, Inc., Case No. 27-CV-09-9023, (Hennepin County District Court) (filed 4/20/09); Joseph Leone v. PepsiAmericas, Inc., Robert C. Pohlad, Herbert M. Baum, Richard G. Cline, Michael J. Corliss, Pierre S. Du Pont, Archie B. Dykes, Jarobin Gilbert, Jr., James R. Kackley, Matthew M. McKenna, Deborah E. Powell, and PepsiCo, Inc., Case No. 27-CV-09-9196, (Hennepin County District Court) (filed 4/21/09); Shirley Simon v. PepsiAmericas, Inc., Robert C. Pohlad, Herbert M. Baum, Richard G. Cline, Michael J. Corliss, Pierre S. Du Pont, Archie B. Dykes, Jarobin Gilbert, Jr., James R. Kackley, Matthew M. McKenna, Deborah E. Powell, and PepsiCo, Inc., Case No. 27-CV-09-11054, (Hennepin County District Court) (filed 5/5/09).
     Although we deny any wrongdoing, it is not presently possible to accurately forecast the outcome or the ultimate costs of these lawsuits. In the event of prolonged proceedings or a determination adverse to either our company or our Board of Directors, we may incur substantial monetary liability and expense, which could have a material adverse effect on our business and financial results.

16. Segment Reporting
     During the first half of 2009, we operated in one industry located in three geographic areas — U.S., CEE and the Caribbean. On July 3, 2009, we formed a strategic joint venture with CABCORP to combine our Caribbean operations, excluding the Bahamas, with CABCORP’s Central American operations, including Guatemala, Honduras, El Salvador and Nicaragua. The information presented below reflects the geographic segments prior to this transaction. In the U.S., we operate in 19 states. In CEE, we operate in Ukraine, Poland, Romania, Hungary, the Czech Republic and Slovakia and have distribution rights in Moldova, Estonia, Latvia and Lithuania.
     Upon execution of the subscription and share exchange agreement, we deconsolidated our Caribbean business. Our initial investment in the joint venture was recorded at its fair value of $143.0 million in “Other assets” on the Condensed Consolidated Balance Sheet. Beginning in the third quarter of 2009, earnings from the strategic joint venture with CABCORP will be recorded in “Equity in net earnings of nonconsolidated companies” on the Condensed Consolidated Statements of Income and operating results for the Bahamas will be included in our U.S. geographic segment.
     Operating income is inclusive of special charges of $8.1 million and $0.1 million in the second quarter of 2009 and 2008, respectively, and $8.3 million and $0.6 million in the first half of 2009 and 2008, respectively (see Note 3 for further discussion).
     The following tables present net sales and operating income (loss) of our geographic segments for the second quarter and first half of 2009 and 2008 (in millions):

	Second Quarter
	Net Sales		Operating Income
	2009	2008	2009	2008

U.S.	$963.1	$917.2	$141.3	$114.3
CEE	246.0	359.0	17.4	50.0
Caribbean	52.8	64.6	0.1	1.2

Total	$1,261.9	$1,340.8	$158.8	$165.5

	First Half
	Net Sales		Operating Income (Loss)
	2009	2008	2009	2008

U.S.	$1,789.7	$1,698.0	$207.7	$172.5
CEE	428.8	622.0	16.7	64.1
Caribbean	100.9	119.5	(1.4)	(0.8)

Total	$2,319.4	$2,439.5	$223.0	$235.8

     In the first quarter of 2009, we determined that certain administrative costs that were previously recorded in our U.S. geographic segment were more appropriately associated with our CEE geographic segment. As a result, we have reclassified $1.7 million and $2.5 million of administrative costs previously recorded in our U.S. geographic segment to our CEE geographic segment for the second quarter of 2008 and the first half of 2008, respectively.
17. Related Party Transactions
     Transactions with PepsiCo
     PepsiCo is considered a related party due to the nature of our franchise relationship and PepsiCo’s ownership interest in us. As of the end of the first half of 2009, PepsiCo beneficially owned approximately 43 percent of PepsiAmericas’ outstanding common stock. These shares are subject to the Shareholder Agreement with our company. As of the end of the first half of 2009, net amounts due to PepsiCo were $3.6 million. As of the end of fiscal year 2008, net amounts due from PepsiCo were $5.2 million. During the first half of 2009, approximately 81 percent of our total net sales were derived from the sale of PepsiCo products. We have entered into transactions and agreements with PepsiCo from time to time, and we expect to enter into additional transactions and agreements with PepsiCo in the future. Significant agreements and transactions between our company and PepsiCo are described below.

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
     Bottler Incentives and Other Support Arrangements. We share a business objective with PepsiCo of increasing availability and consumption of Pepsi-Cola beverages. Accordingly, PepsiCo provides us with various forms of bottler incentives to promote its brands. The level of this support is negotiated regularly and can be increased or decreased at the discretion of PepsiCo. To support volume and market share growth, the bottler incentives cover a variety of initiatives, including direct marketplace, shared media and advertising support. Worldwide bottler incentives from PepsiCo totaled approximately $67.0 million and $61.0 million in the second quarter of 2009 and 2008, respectively. In the first half of 2009 and 2008, worldwide bottler incentive from PepsiCo totaled approximately $116.3 million and $114.0 million. There are no conditions or requirements that could result in the repayment of any support payments we received.
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
     Sandora Joint Venture. We are party to a joint venture agreement with PepsiCo pursuant to which we hold the outstanding common stock of Sandora, LLC, the leading juice company in Ukraine. We hold a 60 percent interest in the joint venture and PepsiCo holds the remaining 40 percent interest.
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

     In summary, the Condensed Consolidated Statements of Income include the following income and (expense) transactions with PepsiCo (in millions):

	Second Quarter		First Half
	2009	2008	2009	2008
Net sales:
Bottler incentives	$11.7	$8.1	$18.5	$16.6
Manufacturing and national account services	2.7	4.0	5.3	8.5

Total	$14.4	$12.1	$23.8	$25.1

Cost of goods sold:
Bottler incentives	$49.2	$47.1	$88.2	$85.3
Purchase of concentrate	(255.5)	(253.2)	(502.6)	(453.2)
Purchases of finished beverage products	(68.3)	(72.5)	(115.1)	(129.9)
Purchases of finished snack food products	(6.4)	(7.2)	(11.5)	(13.3)
Aquafina royalty fee	(11.4)	(14.1)	(21.9)	(25.7)
Procurement services	(1.0)	(1.0)	(2.0)	(2.0)

Total	$(293.4)	$(300.9)	$(564.9)	$(538.8)

SD&A expenses:
Bottler incentives	$6.1	$5.8	$9.6	$12.1
Purchases of advertising materials	(0.4)	(0.9)	(0.9)	(1.6)

Total	$5.7	$4.9	$8.7	$10.5

     Transactions with Bottlers in Which PepsiCo Holds an Equity Interest. We sell finished beverage products to other bottlers, including The Pepsi Bottling Group, Inc. and Pepsi Bottling Ventures LLC, bottlers in which PepsiCo owns an equity interest. These sales occur in instances where the proximity of our production facilities to the other bottlers’ markets or lack of manufacturing capability, as well as other economic considerations, make it more efficient or desirable for the other bottlers to buy finished product from us. Our sales to other bottlers, including those in which PepsiCo owns an equity interest, were approximately $63.4 million and $58.7 million in the second quarter of 2009 and 2008, respectively, and $117.3 million and $106.0 million in the first half of 2009 and 2008, respectively. Our purchases from such other bottlers were $0.1 million in the second quarter of 2008 and $0.1 million and $0.3 million in the first half of 2009 and 2008, respectively. Our purchases from such other bottlers were immaterial in the second quarter of 2009.
     Agreements and Relationships with Dakota Holdings, LLC, Starquest Securities, LLC and Mr. Pohlad
     Under the terms of the PepsiAmericas merger agreement, Dakota Holdings, LLC (“Dakota”), a Delaware limited liability company whose members at the time of the PepsiAmericas merger included PepsiCo and Pohlad Companies, became the owner of 14,562,970 shares of our common stock, including 377,128 shares purchasable pursuant to the exercise of a warrant. In November 2002, the members of Dakota entered into a redemption agreement pursuant to which the PepsiCo membership interests were redeemed in exchange for certain assets of Dakota. As a result, Dakota became the owner of 12,027,557 shares of our common stock, including 311,470 shares purchasable pursuant to the exercise of a warrant. In June 2003, Dakota converted from a Delaware limited liability company to a Minnesota limited liability company pursuant to an agreement and plan of merger. In January 2006, Starquest Securities, LLC (“Starquest”), a Minnesota limited liability company, obtained the shares of our common stock previously owned by Dakota, including the shares of common stock purchasable upon exercise of the above-referenced warrant, pursuant to a contribution agreement. Such warrant expired unexercised in January 2006, resulting in Starquest holding 11,716,087 shares of our common stock. In February 2008, Starquest acquired an additional 400,000 shares of our common stock pursuant to open market purchases, bringing its holdings to 12,116,087 shares of common stock, or 9.7 percent, as of July 31, 2009. The shares held by Starquest are subject to the Shareholder Agreement with our company.
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

     Transactions with Pohlad Companies
     We own a one-eighth interest in a Challenger aircraft which we own with Pohlad Companies. SD&A expenses we paid to International Jet, a subsidiary of Pohlad Companies, for office and hangar rent, management fees and maintenance in connection with the storage and operation of this corporate jet were approximately $37,000 and $15,000 in the second quarter of 2009 and 2008, respectively. Jet related fees were approximately $53,000 and $45,000 in the first half of 2009 and 2008, respectively.
18. Subsequent Event
     On August 4, 2009, PepsiAmericas entered into an Agreement and Plan of Merger dated as of August 3, 2009 (the “Merger Agreement”) with PepsiCo and Pepsi-Cola Metropolitan Bottling Company, Inc., a New Jersey corporation and wholly owned subsidiary of PepsiCo (“Metro”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, PepsiAmericas will be merged with and into Metro (the “Merger”), with Metro continuing as the surviving corporation (the “Surviving Corporation”) and a wholly owned subsidiary of PepsiCo. As of the effective time of the Merger, each outstanding share of common stock of PepsiAmericas (each, a “Company Share”) that is not owned by Metro or PepsiCo or held by PepsiAmericas as treasury stock will be cancelled and converted into the right to receive, at the holder’s election, either 0.5022 shares of common stock of PepsiCo or $28.50 in cash, without interest, subject to proration provisions which provide that an aggregate 50% of the outstanding Company Shares will be converted into the right to receive common stock of PepsiCo and an aggregate 50% of the outstanding Company Shares will be converted into the right to receive cash.
     Consummation of the Merger is subject to various conditions, including the adoption of the Merger Agreement by PepsiAmericas’ shareholders, the absence of legal prohibitions and the receipt of requisite regulatory approvals. In addition, PepsiCo’s obligation to consummate the Merger is subject to the satisfaction of certain conditions to the consummation of the merger of The Pepsi Bottling Group, Inc. with and into Metro, with Metro continuing as the surviving corporation and a wholly owned subsidiary of PepsiCo, to the extent they relate to competition laws. Consummation of the Merger is not subject to a financing condition.
     The Merger Agreement contains certain termination rights for both PepsiCo, on the one hand, and PepsiAmericas, on the other hand. The Merger Agreement provides that, upon termination under specified circumstances, PepsiAmericas would be required to pay PepsiCo a termination fee of $71.6 million.
     Prior to its execution, the Merger Agreement was approved by the Board of Directors of PepsiAmericas, which based its determination to approve the Merger Agreement on the recommendation of its Transactions Committee. Based on the approval of the Merger by a majority of our independent directors as defined under the Second Amended and Restated Shareholder Agreement between the Company and PepsiCo dated September 6, 2005 (the “Shareholder Agreement”), the Merger will constitute a permitted acquisition as defined under the Shareholder Agreement and therefore will not trigger the Rights Agreement, dated as of May 20, 1999, as amended, by and between the Company and Wells Fargo Bank N.A, as successor rights agent.
     Further information regarding this transaction can be found in our Current Report on Form 8-K filed with the SEC on August 4, 2009 and our Current Report on Form 8-K/A filed with the SEC on August 5, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains certain forward-looking statements of expected future developments, as defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this Form 10-Q refer to the expectations regarding continuing operating improvement and other matters. These forward-looking statements reflect our expectations and are based on currently available data; however, actual results are subject to future risks and uncertainties, which could materially affect actual performance. Risks and uncertainties that could affect such performance include, but are not limited to, the following: the outcome of, or developments concerning, our merger agreement with PepsiCo, Inc.’s (“PepsiCo”); competition, including product and pricing pressures; changing trends in consumer tastes; changes in our relationship and/or support programs with PepsiCo and other brand owners; market acceptance of new product and package offerings; weather conditions; cost and availability of raw materials; changing legislation, including tax laws; cost and outcome of environmental claims; availability and cost of capital, including changes in our debt ratings; labor and employee benefit costs; unfavorable foreign currency rate fluctuations; cost and outcome of legal proceedings; integration of acquisitions; failure of information technology systems; and general economic, business, regulatory and political conditions in the countries and territories where we operate. See “Risk Factors” in Part II Item 1A of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for fiscal year 2008 for additional information.
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
     Goodwill is tested for impairment using a two-step approach at the reporting unit level: U.S. and CEE. First, we estimate the fair value of the reporting units primarily using discounted estimated future cash flows. If the carrying amount exceeds the fair value of the reporting unit, the second step of the goodwill impairment test is performed to measure the amount of the potential loss. Goodwill impairment is measured by comparing the “implied fair value” of goodwill with its carrying amount.
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
     As noted in our Annual Report on Form 10-K for fiscal year 2008, we performed our annual impairment tests during the fourth quarter of 2008, whereby we determined that the fair value of our Sandora trademark and tradenames exceeded their carrying value. This assessment was made using management’s judgment regarding expected future results associated with our current plans, including assumptions regarding volume, average net pricing and inflation. Changing market conditions may cause our anticipated plans to change. We will continue to closely assess our performance relative to our plans and monitor these assets for potential impairment, which may be brought about by significant changes in market conditions.

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
     The effective income tax rate, which is income tax expense expressed as a percentage of income from continuing operations before income taxes and equity in net loss of nonconsolidated companies, was 38.0 percent in the first half of 2009 compared to 31.4 percent in the first half of 2008. The higher tax rate was due primarily to the impact of the deconsolidation of our Caribbean business and a change in the geographic mix of earnings and the associated varying statutory tax rates.
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
     Our liability for casualty costs is estimated using individual case-based valuations and statistical analyses and is based upon historical experience, actuarial assumptions and professional judgment. These estimates are subject to the effects of trends in loss severity and frequency and are based on the best data available to us. These estimates, however, are also subject to a significant degree of inherent variability. We evaluate these estimates on a quarterly basis and we believe that they are appropriate and within acceptable industry ranges, although an increase or decrease in the estimates or economic events outside our control could have a material impact on our results of operations and cash flows. Accordingly, the ultimate settlement of these costs may vary significantly from the estimates included in our Condensed Consolidated Financial Statements.
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

RESULTS OF OPERATIONS
BUSINESS OVERVIEW
     We manufacture, distribute, and market a broad portfolio of beverage products primarily in the U.S. and Central and Eastern Europe (“CEE”). We sell a variety of brands that we bottle under franchise agreements with various brand owners, the majority with PepsiCo or PepsiCo joint ventures. In some territories, we manufacture, package, sell and distribute our own brands, such as Sandora, Sadochok and Toma. We also distribute snack foods in certain markets. We serve a significant portion of 19 states throughout the central region of the U.S. In CEE, we serve Ukraine, Poland, Romania, Hungary, the Czech Republic, and Slovakia, with distribution rights in Moldova, Estonia, Latvia and Lithuania. In addition, we have an equity investment in Agrima, which produces, sells and distributes PepsiCo products and other beverages in Bulgaria. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and accompanying Notes in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for fiscal year 2008.
     In the first half of 2009, we manufactured and distributed beverage products in the Caribbean, including Puerto Rico, Jamaica and Trinidad and Tobago, with distribution rights in the Bahamas and Barbados. On July 3, 2009, we formed a strategic joint venture with The Central America Beverage Corporation (“CABCORP”) to combine our Caribbean operations, excluding the Bahamas, with CABCORP’s Central American operations, including Guatemala, Honduras, El Salvador and Nicaragua.
     In the discussion of our results of operations below, the number of bottle and can cases sold is referred to as volume. Net pricing is net sales divided by the number of cases and gallons sold for our core businesses, which include bottles and cans (including bottle and can volume from vending equipment sales), foodservice and export sales. Changes in net pricing include the impact of sales price (or rate) changes, as well as the impact of foreign currency and brand, package and geographic mix. Net pricing and reported volume amounts exclude contract, commissary, and vending (other than bottles and cans) transactions. Contract sales represent sales of manufactured product to other franchise bottlers and typically decline as excess manufacturing capacity is utilized. Net pricing and volume also exclude activity associated with snack food products. Cost of goods sold per unit is the cost of goods sold for our core businesses, excluding the impact of unrealized gains on derivatives not designated as hedging instruments, divided by the related number of cases and gallons sold. Changes in cost of goods sold per unit include the impact of cost changes, as well as the impact of foreign currency and brand, package and geographic mix.
Financial Results
     Net income attributable to PepsiAmericas, Inc. in the second quarter of 2009 was $61.4 million, or $0.50 per diluted common share, compared to $90.8 million, or $0.72 per diluted common share, in the second quarter of 2008. Net income in the first half of 2009 was $83.1 million, or $0.67 per diluted common share, compare to net income of $115.5 million or $0.90 per diluted common share, in the first half of 2008. The decrease in diluted earnings per share in the second quarter and first half of 2009 resulted primarily from the $0.19 per diluted common share loss recognized from the deconsolidation of our Caribbean business, partly offset by higher net sales in the U.S. and disciplined cost management across all markets. The impact of foreign currency movements reduced earnings per diluted common share by $0.28 in the second quarter of 2009 and $0.40 in the first half of 2009.
     In the second quarter and first half of 2009, worldwide volume declined 5.0 percent and 5.1 percent, respectively. Net pricing on a worldwide basis decreased 1.4 percent and 0.6 percent for the second quarter and first half of 2009, respectively, and cost of goods sold per unit decreased 1.4 percent and 1.5 percent for the second quarter and first half of 2009, respectively. Both measures were significantly impacted by foreign currency exchange rates.
Seasonality
     Our business is seasonal with the second and third quarters generating higher sales volumes than the first and fourth quarters. Accordingly, the operating results of any individual quarter may not be indicative of a full year’s operating results.

Items Impacting Comparability
Special Charges
     In the second quarter and first half of 2009, we recorded special charges of $8.1 million and $8.3 million, respectively. In the second quarter and first half of 2009, we recorded $6.9 million of special charges in CEE related to the restructuring of our Hungary operations, primarily for severance and fixed asset impairments. We anticipate recording $2.7 million of additional special charges related to our Hungary operations during the remainder of the year. In the second quarter and first half of 2009, we recorded $1.3 million and $1.5 million, respectively, of special charges in the Caribbean related to restructuring and severance costs.
     In the second quarter and first half of 2008, we recorded special charges of $0.1 million and $0.6 million, respectively, in the U.S. related to our strategic realignment of the U.S. sales organization.
Loss from Deconsolidation of Business
     On July 3, 2009, we formed a strategic joint venture with CABCORP to combine PepsiAmericas’ Caribbean operations, excluding the Bahamas, with CABCORP’s Central American operations. Upon execution of the joint venture agreement, we deconsolidated our Caribbean business resulting in a non-cash loss of $25.8 million. This loss included the recognition of deferred losses associated with cumulative translation adjustments of $19.2 million and unrecognized pension losses of $6.5 million, which were previously included in accumulated other comprehensive loss.
     Beginning in the third quarter of 2009, earnings from the strategic joint venture with CABCORP will be recorded in “Equity in net earnings of nonconsolidated companies” on the Condensed Consolidated Statements of Income and operating results for the Bahamas will be included in our U.S. geographic segment. Due to the timing of the receipt of available financial information, we will record equity in net earnings from the joint venture on a one-month lag basis.
Unrealized Gains on Derivatives
     Unrealized gains on derivatives consist of the change in market value of derivative instruments that were not designated as hedging instruments. These derivative instruments are used to manage the risks associated with the variability in the market price for forecasted purchases of certain commodities. As a result of the subsequent change in the price of certain commodities, we recognized this mark-to-market impact during the first half of the year which will reverse out over the balance of the year as the forecasted purchases occur.
     In the second quarter of 2009, we recorded $7.5 million of unrealized gains on derivatives in the U.S. related to commodity contracts; $5.0 million was recorded in cost of goods sold and $2.5 million was recorded in selling, delivery and administrative (“SD&A”) expenses. In the first half of 2009, we recorded $1.9 million of unrealized gains on derivatives in the U.S. related to commodity contracts; $1.0 million was recorded in cost of goods sold and $0.9 million was recorded in SD&A expenses. In the first half of 2008, we recorded $0.1 million of unrealized gains in cost of goods sold in the U.S. related to commodity contracts.
Acquisition Proposal Fees
     On April 19, 2009, we received a non-binding proposal from PepsiCo to acquire all of the outstanding shares of PepsiAmericas’ common stock that were not already owned by PepsiCo for $23.27 per share consisting of $11.64 in cash and 0.223 shares of PepsiCo common stock. Our Board of Directors formed a Transactions Committee to evaluate the proposal and on May 7, 2009, we announced that we had informed PepsiCo that our Board of Directors, based on the recommendation of the Transactions Committee, unanimously determined that PepsiCo’s April 19 proposal was not acceptable and was not in the best interest of our shareholders. On August 4, 2009, we announced that we entered into a merger agreement with PepsiCo (see “Subsequent Event” for additional information).
     During the second quarter of 2009, we recorded $2.2 million of advisory fees and other related costs associated with the PepsiCo proposal. These fees and other related costs were recorded in SD&A expenses in the U.S. geographic segment. We expect to incur additional advisory fees and other related costs associated with the transaction contemplated by the merger agreement, but we are unable to estimate the amount of advisory fees and other related costs at this time.

Marketable Securities Impairment
     In the second quarter and first half of 2009, we recorded an other-than-temporary loss of $2.1 million to write off our remaining investment in an equity security, Northfield Laboratories, Inc., that was classified as available-for-sale. The loss was recorded in other (expense) income, net.
Non-operating Assets Impairment
     In the second quarter of 2009, we recorded a $4.9 million write down of non-operating assets in the U.S. The loss was recorded in SD&A expenses in the U.S. geographic segment.
RESULTS OF OPERATIONS
2009 SECOND QUARTER COMPARED WITH 2008 SECOND QUARTER
     The following is a discussion of our results of operations for the second quarter of 2009 compared to the second quarter of 2008.
Volume
     Sales volume growth (decline) for the second quarter of 2009 and 2008 was as follows:

	2009	2008
U.S.	0.2%	(5.4%)
CEE	(13.0%)	51.7%
Caribbean	(17.6%)	1.3%
Worldwide	(5.0%)	8.4%
     In the second quarter of 2009, worldwide volume declined 5.0 percent as the difficult economic environment and adverse weather conditions in CEE negatively impacted our business. Worldwide volume benefited from the calendar shift of holidays.
     Volume in the U.S. increased 0.2 percent in the second quarter of 2009 compared to the second quarter of 2008 and benefited approximately 4.5 percentage points from the quarterly shift of the Easter and Fourth of July holidays. Carbonated soft drink volume increased 3 percent compared to the prior year period, led by increases in trademark Pepsi, trademark Mountain Dew and the addition of Crush. Non-carbonated soft drinks decreased approximately 12 percent, which reflected the continued decline in the low margin Aquafina take-home package and trademark Lipton. Single serve volume continued to grow in the retail channel while softness in the foodservice channels, particularly third-party operators, drove overall single serve declines in the quarter.
     Volume in CEE declined 13.0 percent in the second quarter of 2009 compared to the second quarter of 2008, reflecting continued category softness and adverse weather conditions. Economic factors, including tight credit markets, negatively impacted our third-party distributor business in Romania, as distributors decreased inventory levels, and declines in the export business in the Ukraine also contributed to volume softness. These challenges were partially offset by favorable volume trends in Poland during the second quarter of 2009.
     Volume in the Caribbean declined 17.6 percent in the second quarter of 2009 compared to the same period last year, which was driven mainly by a weaker economy in Puerto Rico.

Net Sales
     Net sales and net pricing statistics for the second quarter of 2009 and 2008 were as follows (dollar amounts in millions):

Net Sales	2009	2008	Change
U.S.	$963.1	$917.2	5.0%
CEE	246.0	359.0	(31.5%)
Caribbean	52.8	64.6	(18.3%)

Worldwide	$1,261.9	$1,340.8	(5.9%)

	2009 compared to 2008
Net Sales Change	U.S.	CEE	Caribbean	Worldwide
Volume impact*	0.2%	(12.0%)	(15.5%)	(4.3%)
Net price per case, excluding impact of foreign currency	4.8%	9.6%	8.2%	6.7%
Impact of foreign currency	—	(26.9%)	(9.4%)	(7.7%)
Non-core	—	(2.2%)	(1.6%)	(0.6%)

Change in net sales	5.0%	(31.5%)	(18.3%)	(5.9%)

*	The amounts in this table represent the dollar impact on net sales due to changes in volume and are not intended to equal the absolute change in volume.

Net Pricing Growth (Decline)**	2009	2008
U.S.	4.8%	4.2%
CEE	(21.3%)	18.6%
Caribbean	(3.0%)	3.7%
Worldwide	(1.4%)	4.7%

**	Includes the impact from foreign currency on core net sales.
     Net sales decreased $78.9 million, or 5.9 percent, to $1,261.9 million in the second quarter of 2009 compared to $1,340.8 million in the second quarter of 2008. The decrease was driven by the unfavorable impact of foreign currency, which was responsible for 7.7 percentage points of decline, and lower volume. This decrease was partially offset by strong pricing in all geographies.
     Net sales in the U.S. for the second quarter of 2009 increased $45.9 million, or 5.0 percent, to $963.1 million from $917.2 million in the prior year second quarter. The increase in net sales was mainly due to 4.8 percent growth in net pricing, driven mainly by rate increases to cover higher raw material costs. The holiday shift and the associated promotional pricing activity resulted in a 1.7 percent decrease in net pricing.
     Net sales in CEE for the second quarter of 2009 decreased $113.0 million, or 31.5 percent, to $246.0 million from $359.0 million in the second quarter of 2008. Foreign currency contributed 26.9 percentage points of the decrease, with the remaining decrease primarily attributed to lower volume. The decrease in net sales was offset partly by an increase in net pricing of 9.6 percent on a currency-neutral basis, driven by increases in rate to cover higher raw material costs and, in part, transactional currency headwinds.
     Net sales in the Caribbean decreased $11.8 million, or 18.3 percent, in the second quarter of 2009 to $52.8 million from $64.6 million in the prior year second quarter. The decrease in net sales mainly reflected a decline in volume and the unfavorable impact of foreign currency, partly offset by 8.2 percent growth in net pricing on a currency-neutral basis.

Cost of Goods Sold
     Cost of goods sold and cost of goods sold per unit statistics for the second quarter of 2009 and 2008 were as follows (dollar amounts in millions):

Cost of Goods Sold	2009	2008	Change
U.S.	$551.4	$533.3	3.4%
CEE	152.3	212.4	(28.3%)
Caribbean	38.7	48.3	(19.9%)

Worldwide	$742.4	$794.0	(6.5%)

	2009 compared to 2008
Cost of Goods Sold Change	U.S.	CEE	Caribbean	Worldwide
Volume impact*	0.2%	(11.8%)	(15.5%)	(4.2%)
Cost per case, excluding impact of foreign currency	4.1%	1.4%	8.3%	4.0%
Impact of foreign currency	—	(16.8%)	(9.9%)	(5.1%)
Unrealized gains on derivatives	(0.9%)	—	—	(0.6%)
Non-core	—	(1.1%)	(2.8%)	(0.6%)

Change in cost of goods sold	3.4%	(28.3%)	(19.9%)	(6.5%)

*	The amounts in this table represent the dollar impact on cost of goods sold due to changes in volume and are not intended to equal the absolute change in volume.

Cost of Goods Sold per Unit Increase (Decrease)**	2009	2008
U.S.	4.1%	3.5%
CEE	(17.4%)	28.8%
Caribbean	(3.5%)	3.8%
Worldwide	(1.4%)	5.8%

**	Includes the impact from foreign currency on core cost of goods sold.
     Cost of goods sold decreased $51.6 million, or 6.5 percent, to $742.4 million in the second quarter of 2009 from $794.0 million in the prior year second quarter. The decrease was primarily driven by the decline in volume and the favorable impact of foreign currency, which contributed 5.1 percentage points to the decrease, offset in part by higher raw material costs. Cost of goods sold per unit decreased 1.4 percent in the second quarter of 2009 compared to the same period in 2008.
     In the U.S., cost of goods sold increased $18.1 million, or 3.4 percent, to $551.4 million in the second quarter of 2009 from $533.3 million in the prior year second quarter. The increase was driven by a cost of goods sold per unit increase of 4.1 percent, due primarily to higher raw material costs, offset in part by unrealized gains on derivatives that decreased cost of goods sold by 0.9 percentage points.
     In CEE, cost of goods sold decreased $60.1 million, or 28.3 percent, to $152.3 million in the second quarter of 2009 compared to $212.4 million in the prior year second quarter. Foreign currency contributed 16.8 percentage points to the decrease in cost of goods sold, with the remaining decrease primarily attributed to a decline in volume. Cost of goods sold per unit increased 1.4 percent on a currency-neutral basis in the second quarter of 2009 compared to second quarter of 2008, due to higher raw material costs.
     In the Caribbean, cost of goods sold decreased $9.6 million, or 19.9 percent, to $38.7 million in the second quarter of 2009 compared to $48.3 million in the second quarter of 2008. The decrease was mainly driven by a decline in volume, offset by a cost of goods sold per unit increase of 8.3 percent on a currency-neutral basis which was attributable to increases in raw material costs.

Selling, Delivery and Administrative Expenses
     SD&A expenses and SD&A expense statistics for the second quarter of 2009 and 2008 were as follows (dollar amounts in millions):

SD&A Expenses	2009	2008	Change
U.S.	$270.5	$269.5	0.4%
CEE	69.4	96.6	(28.2%)
Caribbean	12.7	15.1	(15.9%)

Worldwide	$352.6	$381.2	(7.5%)

	2009 compared to 2008
SD&A Expense Change	U.S.	CEE	Caribbean	Worldwide
Cost impact, excluding items listed below	1.3%	(10.2%)	(6.6%)	(1.9%)
Impact of foreign currency	—	(18.0%)	(9.3%)	(4.9%)
Unrealized gains on derivatives	(0.9%)	—	—	(0.7%)

Change in SD&A expense	0.4%	(28.2%)	(15.9%)	(7.5%)

SD&A Expenses as a Percent of Net Sales	2009	2008
U.S.	28.1%	29.4%
CEE	28.2%	26.9%
Caribbean	24.1%	23.4%
Worldwide	27.9%	28.4%
     In the second quarter of 2009, SD&A expenses decreased $28.6 million, or 7.5 percent, to $352.6 million from $381.2 million in the comparable period of the previous year. Foreign currency reduced SD&A expenses by 4.9 percentage points in the second quarter of 2009. As a percentage of net sales, SD&A expenses decreased to 27.9 percent compared to 28.4 percent in the second quarter of 2008.
     In the U.S., SD&A expenses increased $1.0 million, or 0.4 percent, to $270.5 million in the second quarter of 2009 compared to $269.5 million in the prior year second quarter. SD&A expenses increased in the second quarter of 2009 due to $2.2 million of fees associated with PepsiCo’s proposal and a $4.9 million impairment charge for non-operating assets, offset partly by lower fuel costs, the timing of productivity initiatives and certain costs and $2.5 million in mark-to-market gains on derivatives.
     In CEE, SD&A expenses decreased $27.2 million, or 28.2 percent, to $69.4 million in the second quarter of 2009 compared to $96.6 million in the prior year second quarter. Foreign currency contributed 18.0 percentage points to the decrease. As a percentage of net sales, SD&A expenses increased to 28.2 percent compared to 26.9 percent in the second quarter of 2008.
     In the Caribbean, SD&A expenses decreased $2.4 million, or 15.9 percent, to $12.7 million in the second quarter of 2009 from $15.1 million in the prior year second quarter. SD&A expenses decreased in the second quarter of 2009 due to lower costs that resulted from the restructuring initiative in fiscal year 2008, as well as lower volume.

Operating Income
     Operating income for the second quarter of 2009 and 2008 was as follows (in millions):

Operating Income	2009	2008	Change
U.S.	$141.3	$114.3	23.6%
CEE	17.4	50.0	(65.2%)
Caribbean	0.1	1.2	(91.7%)

Worldwide	$158.8	$165.5	(4.0%)

	2009 compared to 2008
Operating Income Change	U.S.	CEE	Caribbean	Worldwide
Operating results, excluding items listed below	17.0%	22.2%	(108.4%)	17.8%
Impact of foreign currency	—	(87.4%)	16.7%	(26.3%)
Unrealized gains on derivatives	6.6%	—	—	4.5%

Change in operating income	23.6%	(65.2%)	(91.7%)	(4.0%)

     Operating income decreased $6.7 million, or 4.0 percent, to $158.8 million in the second quarter of 2009, compared to $165.5 million in the second quarter of 2008 reflecting the negative impact from foreign currency.
     Operating income in the U.S. increased $27.0 million, or 23.6 percent, to $141.3 million in the second quarter of 2009 from $114.3 million in the second quarter of 2008. The increase was primarily due to higher net sales offset partly by higher raw material costs.
     Operating income in CEE decreased $32.6 million, or 65.2 percent, to $17.4 million in the second quarter of 2009 from $50.0 million in the prior year second quarter. The decline in operating performance was mainly due to the negative impact of foreign currency, a decrease in volume and special charges of $6.9 million related to the restructuring of our Hungary operations. Offsetting the impact of foreign currency and special charges were strong pricing on a currency-neutral basis and effective cost management.
     Operating income in the Caribbean decreased $1.1 million to $0.1 million in the second quarter of 2009 from $1.2 million in the prior year second quarter. The decline in operating income was mainly due to the decline in volume and special charges of $1.3 million in the second quarter of 2009 related to restructuring and severance costs.
Interest Expense, Net and Other (Expense) Income, Net
     Interest expense, net decreased $1.7 million in the second quarter of 2009 to $26.8 million, compared to $28.5 million in the second quarter of 2008, mainly due to lower interest rates on floating rate debt and higher interest income.
     We recorded other expense, net, of $3.5 million in the second quarter of 2009 compared to other income, net, of $1.1 million reported in the second quarter of 2008. Foreign currency transaction gains were $0.1 million in the second quarter of 2009 compared to foreign currency transaction gains of $3.5 million in the prior year second quarter. In the second quarter of 2009, we recorded an other-than-temporary loss of $2.1 million to write off our remaining investment in an equity security, Northfield Laboratories, Inc., that was classified as available-for-sale.
Income Taxes
     The effective income tax rate, which is income tax expense expressed as a percentage of income from continuing operations before income taxes and equity in net loss of nonconsolidated companies, was 39.1 percent in the second quarter of 2009 compared to 30.6 percent in the second quarter of 2008. The higher tax rate was due primarily to the impact of the deconsolidation of our Caribbean business and a change in the geographic mix of earnings and the associated varying statutory tax rates.

Equity in Net Loss of Nonconsolidated Companies
     Equity in net loss of nonconsolidated companies consists of our 20 percent interest in a joint venture that owns Agrima in Bulgaria. Equity in net loss of nonconsolidated companies was $0.1 million in the second quarter of 2009, compared to $0.2 million in the second quarter of 2008.
Net Income
     Net income consists of income attributable to both PepsiAmericas, Inc. and noncontrolling interests. Net income decreased $33.2 million to $62.4 million in the second quarter of 2009, compared to $95.6 million in the second quarter of 2008. The discussion of our operating results, included above, and the $25.8 million non-cash loss from the deconsolidation of our Caribbean business explain the decrease in net income.
Net Income Attributable to Noncontrolling Interests
     We fully consolidated the operating results of Sandora and the Bahamas in our Condensed Consolidated Statements of Income. Net income attributable to noncontrolling interests represented 40 percent of Sandora results and 30 percent of the Bahamas results. Net income attributable to noncontrolling interests decreased $3.8 million to $1.0 million in the second quarter of 2009, compared to $4.8 million in the second quarter of 2008.
Net Income Attributable to PepsiAmericas, Inc.
     Net income attributable to PepsiAmericas, Inc. decreased $29.4 million to $61.4 million in the second quarter of 2009, compared to $90.8 million in the second quarter of 2008. The discussion of our operating results, included above, and the $25.8 million non-cash loss from the deconsolidation of our Caribbean business explain the decrease in net income attributable to PepsiAmericas, Inc.
RESULTS OF OPERATIONS
2009 FIRST HALF COMPARED WITH 2008 FIRST HALF
     The following is a discussion of our results of operations for the first half of 2009 compared to the first half of 2008.
Volume
     Sales volume (decline) growth for the first half of 2009 and 2008 was as follows:

	2009	2008
U.S.	(0.4%)	(3.4%)
CEE	(12.7%)	55.9%
Caribbean	(15.9%)	2.9%
Worldwide	(5.1%)	10.3%
     In the first half of 2009, worldwide volume declined 5.1 percent, with declines in each geographic segment that were driven by global macroeconomic factors.
     Volume in the U.S. declined 0.4 percent in the first half of 2009 compared to the first half of 2008. Carbonated soft drink volume increased 2 percent compared to the prior year period, led by increases in trademark Mountain Dew, the addition of Crush and the benefit of the Fourth of July holiday calendar shift. Non-carbonated soft drinks decreased approximately 10 percent, which reflected the continued decline in the low margin Aquafina take-home package and trademark Lipton. Single serve volume continued to grow in the retail channel while softness in the foodservice channels, particularly third-party operators, drove overall single serve declines in the first half of 2009.
     Volume in CEE declined 12.7 percent in the first half of 2009 compared to the first half of 2008, reflecting continued category softness and adverse weather conditions. Additionally, volume was adversely impacted by softness in the third-party distributor business in Romania and the export business in the Ukraine.
     Volume in the Caribbean declined 15.9 percent in the first half of 2009 compared to the same period last year, which was driven mainly by a weaker economy in Puerto Rico.

Net Sales
     Net sales and net pricing statistics for the first half of 2009 and 2008 were as follows (dollar amounts in millions):

Net Sales	2009	2008	Change
U.S.	$1,789.7	$1,698.0	5.4%
CEE	428.8	622.0	(31.1%)
Caribbean	100.9	119.5	(15.6%)

Worldwide	$2,319.4	$2,439.5	(4.9%)

	2009 compared to 2008
Net Sales Change	U.S.	CEE	Caribbean	Worldwide
Volume impact*	(0.4%)	(11.7%)	(13.8%)	(4.5%)
Net price per case, excluding impact of foreign currency	5.3%	8.7%	7.0%	7.0%
Impact of foreign currency	—	(26.1%)	(7.4%)	(7.0%)
Non-core	0.5%	(2.0%)	(1.4%)	(0.4%)

Change in net sales	5.4%	(31.1%)	(15.6%)	(4.9%)

*	The amounts in this table represent the dollar impact on net sales due to changes in volume and are not intended to equal the absolute change in volume.

Net Pricing Growth (Decline)**	2009	2008
U.S.	5.3%	4.1%
CEE	(21.1%)	18.0%
Caribbean	(1.6%)	2.6%
Worldwide	(0.6%)	4.1%

**	Includes the impact from foreign currency on core net sales.
     Net sales decreased $120.1 million, or 4.9 percent, to $2,319.4 million in the first half of 2009 compared to $2,439.5 million in the first half of 2008. The decrease was mainly attributable to the unfavorable impact of foreign currency, which was responsible for 7.0 percentage points of decline, and a decline in volume. Strong pricing in all geographies drove growth in net sales on a foreign currency-neutral basis, up 7 percent for the first half of 2009.
     Net sales in the U.S. for the first half of 2009 increased $91.7 million, or 5.4 percent, to $1,789.7 million from $1,698.0 million in the prior year first half. The increase in net sales was mainly due to 5.3 percent net pricing growth, driven mainly by rate increases to cover higher raw material costs, partly offset by a decline in volume.
     Net sales in CEE for the first half of 2009 decreased $193.2 million, or 31.1 percent, to $428.8 million from $622.0 million in the first half of 2008. Foreign currency contributed 26.1 percentage points of the decrease, with the remaining decrease primarily attributed to lower volume associated with economic conditions and adverse weather. This decrease was offset partly by an increase in net pricing of 8.7 percent on a currency-neutral basis, driven by increases in rate and a positive contribution from package mix.
     Net sales in the Caribbean decreased $18.6 million, or 15.6 percent in the first half of 2009 to $100.9 million from $119.5 million in the prior year first half. The decrease in net sales mainly reflected a decline in volume and the unfavorable impact of foreign currency, partly offset by 7.0 percent growth in net pricing on a currency-neutral basis.

Cost of Goods Sold
     Cost of goods sold and cost of goods sold per unit statistics for the first half of 2009 and 2008 were as follows (dollar amounts in millions):

Cost of Goods Sold	2009	2008	Change
U.S.	$1,042.3	$995.9	4.7%
CEE	268.8	382.5	(29.7%)
Caribbean	75.4	90.5	(16.7%)

Worldwide	$1,386.5	$1,468.9	(5.6%)

	2009 compared to 2008
Cost of Goods Sold Change	U.S.	CEE	Caribbean	Worldwide
Volume impact*	(0.4%)	(11.5%)	(13.9%)	(4.3%)
Cost per case, excluding impact of foreign currency	4.5%	(0.2%)	6.7%	3.7%
Impact of foreign currency	—	(17.0%)	(7.7%)	(4.9%)
Unrealized gains on derivatives	(0.1%)	—	—	(0.1%)
Non-core	0.7%	(1.0%)	(1.8%)	—

Change in cost of goods sold	4.7%	(29.7%)	(16.7%)	(5.6%)

*	The amounts in this table represent the dollar impact on cost of goods sold due to changes in volume and are not intended to equal the absolute change in volume.

Cost of Goods Sold per Unit Increase (Decrease)**	2009	2008
U.S.	4.5%	4.3%
CEE	(19.6%)	26.9%
Caribbean	(2.4%)	3.6%
Worldwide	(1.5%)	6.1%

**	Includes the impact from foreign currency on core cost of goods sold.
     Cost of goods sold decreased $82.4 million, or 5.6 percent, to $1,386.5 million in the first half of 2009 from $1,468.9 million in the prior year first half. The decrease was primarily driven by the favorable impact of foreign currency, which contributed 4.9 percentage points to the decrease, and the decline in volume. Offsetting these benefits were higher raw material costs. Cost of goods sold per unit decreased 1.5 percent in the first half of 2009 compared to the same period in 2008.
     In the U.S., cost of goods sold increased $46.4 million, or 4.7 percent, to $1,042.3 million in the first half of 2009 from $995.9 million in the prior year first half. The increase was mainly driven by a cost of goods sold per unit increase of 4.5 percent due to higher raw material costs.
     In CEE, cost of goods sold decreased $113.7 million, or 29.7 percent, to $268.8 million in the first half of 2009 compared to $382.5 million in the prior year first half. Foreign currency contributed 17.0 percentage points to the decrease in cost of goods sold, with the remaining decrease primarily attributed to a decline in volume. Cost of goods sold per unit decreased 0.2 percent on a currency-neutral basis in the first half of 2009 compared to first half of 2008.
     In the Caribbean, cost of goods sold decreased $15.1 million, or 16.7 percent, to $75.4 million in the first half of 2009 compared to $90.5 million in the first half of 2008. The decrease was mainly driven by a decline in volume, offset by a cost of goods sold per unit increase of 6.7 percent, on a currency-neutral basis, which was attributable to increases in raw material costs.

Selling, Delivery and Administrative Expenses
     SD&A expenses and SD&A expense statistics for the first half of 2009 and 2008 were as follows (dollar amounts in millions):

SD&A Expenses	2009	2008	Change
U.S.	$539.8	$529.0	2.0%
CEE	136.4	175.4	(22.2%)
Caribbean	25.4	29.8	(14.8%)

Worldwide	$701.6	$734.2	(4.4%)

	2009 compared to 2008
SD&A Expense Change	U.S.	CEE	Caribbean	Worldwide
Cost impact, excluding items listed below	2.2%	(3.0%)	(6.7%)	0.6%
Impact of foreign currency	—	(19.2%)	(8.1%)	(4.9%)
Unrealized gains on derivatives	(0.2%)	—	—	(0.1%)

Change in SD&A expense	2.0%	(22.2%)	(14.8%)	(4.4%)

SD&A Expenses as a Percent of Net Sales	2009	2008
U.S.	30.2%	31.2%
CEE	31.8%	28.2%
Caribbean	25.2%	24.9%
Worldwide	30.2%	30.1%
     In the first half of 2009, SD&A expenses decreased $32.6 million, or 4.4 percent, to $701.6 million from $734.2 million in the comparable period of the previous year. Foreign currency reduced SD&A expenses by 4.9 percentage points in the first half of 2009. As a percentage of net sales, SD&A expenses increased to 30.2 percent in the first half of 2009, compared to 30.1 percent in the prior year first half.
     In the U.S., SD&A expenses increased $10.8 million, or 2.0 percent, to $539.8 million in the first half of 2009 compared to $529.0 million in the prior year first half. SD&A expenses increased in the first half of 2009 due to $2.2 million of fees associated with PepsiCo’s proposal and a $4.9 million impairment charge for non-operating assets, offset partly by lower fuel costs, the timing of productivity initiatives and certain costs, and $0.9 million in mark-to-market gains on derivatives. As a percentage of net sales, SD&A expenses decreased to 30.2 percent compared to 31.2 percent in the first half of 2008.
     In CEE, SD&A expenses decreased $39.0 million, or 22.2 percent, to $136.4 million in the first half of 2009 compared to $175.4 million in the prior year first half. Foreign currency contributed 19.2 percentage points to the decrease. The remaining decrease was due to lower volume and decreased compensation and advertising costs. As a percentage of net sales, SD&A expenses increased to 31.8 percent compared to 28.2 percent in the first half of 2008.
     In the Caribbean, SD&A expenses decreased $4.4 million, or 14.8 percent, to $25.4 million in the first half of 2009 from $29.8 million in the prior year first half. The decrease reflected the impact of lower volume and the benefits from the restructuring of the business.

Operating Income (Loss)
     Operating income (loss) for the first half of 2009 and 2008 was as follows (in millions):

Operating Income (Loss)	2009	2008	Change
U.S.	$207.7	$172.5	20.4%
CEE	16.7	64.1	(73.9%)
Caribbean	(1.4)	(0.8)	(75.0%)

Worldwide	$223.0	$235.8	(5.4%)

	2009 compared to 2008
Operating Income (Loss) Change	U.S.	CEE	Caribbean	Worldwide
Operating results, excluding items listed below	19.2%	25.2%	(150.0%)	20.5%
Impact of foreign currency	—	(99.1%)	75.0%	(26.7%)
Unrealized gains on derivatives	1.2%	—	—	0.8%

Change in operating income (loss)	20.4%	(73.9%)	(75.0%)	(5.4%)

     Operating income decreased $12.8 million, or 5.4 percent, to $223.0 million in the first half of 2009, compared to $235.8 million in the first half of 2008 reflecting the negative impact from foreign currency and the global economic conditions, particularly in CEE.
     Operating income in the U.S. increased $35.2 million, or 20.4 percent, to $207.7 million in the first half of 2009 from $172.5 million in the first half of 2008. The increase was primarily due to higher net sales offset partly by higher raw material costs and a moderate increase in SD&A expenses due to fees associated with the PepsiCo proposal and the impairment of non-operating assets.
     Operating income in the CEE decreased $47.4 million, or 73.9 percent, to $16.7 million in the first half of 2009 from $64.1 million in the prior year first half. The decline in operating performance was mainly due to the negative impact of foreign currency, a decrease in volume and special charges of $6.9 million related to the restructuring of our Hungary operations.
     Operating loss in the Caribbean was $1.4 million in the first half of 2009, compared to $0.8 million in the prior year first half. The decline in operating results was mainly due to a decrease in volume and special charges of $1.5 million in the first half of 2009, offset partly by lower costs resulting from the restructuring initiative that began in fiscal year 2008.
Interest Expense, Net and Other Expense, Net
     Interest expense, net decreased $5.3 million in the first half of 2009 to $52.8 million, compared to $58.1 million in the first half of 2008, mainly due to lower interest rates on floating rate debt and higher interest income.
     We recorded other expense, net, of $6.1 million in the first half of 2009 compared to other expense, net, of $0.2 million reported in the first half of 2008. Foreign currency transaction losses were $0.4 million in the first half of 2009 compared to foreign currency transaction gains of $4.2 million in the prior year first half. In the first half of 2009, we recorded an other-than-temporary loss of $2.1 million to write off our remaining investment in an equity security, Northfield Laboratories, Inc., that was classified as available-for-sale.
Income Taxes
     The effective income tax rate, which is income tax expense expressed as a percentage of income from continuing operations before income taxes and equity in net loss of nonconsolidated companies, was 38.0 percent for the first half of 2009, compared to 31.4 percent in the first half of 2008. The higher tax rate was due primarily to the impact of the deconsolidation of our Caribbean business and a change in the geographic mix of earnings and the associated varying statutory tax rates.

Equity in Net Loss of Nonconsolidated Companies
     Equity in net loss of nonconsolidated companies consists of our 20 percent interest in a joint venture that owns Agrima in Bulgaria. Equity in net loss of nonconsolidated companies was $0.7 million in the first half of 2009, compared to $0.6 million in the first half of 2008.
Net Income
     Net income consists of income attributable to both PepsiAmericas, Inc. and noncontrolling interests. Net income decreased $36.1 million to $85.1 million in the first half of 2009, compared to $121.2 million in the first half of 2008. The discussion of our operating results, included above, and the $25.8 million non-cash loss from the deconsolidation of our Caribbean business explain the decrease in net income.
Net Income Attributable to Noncontrolling Interests
     We fully consolidated the operating results of Sandora and the Bahamas in our Condensed Consolidated Statements of Income. Net income attributable to noncontrolling interests represented 40 percent of Sandora results and 30 percent of the Bahamas results. Net income attributable to noncontrolling interests decreased $3.7 million to $2.0 million in the first half of 2009, compared to $5.7 million in the first half of 2008, primarily reflecting the lower operating results from the Sandora business.
Net Income Attributable to PepsiAmericas, Inc.
     Net income attributable to PepsiAmericas, Inc. decreased $32.4 million to $83.1 million in the first half of 2009, compared to $115.5 million in the first half of 2008. The discussion of our operating results, included above, and the $25.8 million non-cash loss from the deconsolidation of our Caribbean business explain the decrease in net income attributable to PepsiAmericas, Inc.

LIQUIDITY AND CAPITAL RESOURCES
     Operating Activities. Net cash used in operating activities of continuing operations of $66.8 million in the first half of 2009 compared to net cash provided by operating activities of continuing operations of $111.9 million in the first half of 2008, or a change between the comparative periods of $178.7 million. In March 2009, we terminated our trade receivable securitization program resulting in a $150 million decrease in cash flows from operating activities. The remaining decrease can mainly be attributed to the timing of working capital and an $11.1 million contribution made to our pension plans in the first half of 2009.
     Investing Activities. Investing activities in the first half of 2009 included capital investments of $133.7 million, which were $30.4 million higher than the first half of 2008 primarily due to additional capital investments in Romania and the Ukraine. During the first half of 2009, we paid $12.6 million in the aggregate to obtain certain distribution rights for Crush, Rockstar and Muscle Milk.
     On July 3, 2009, we formed a strategic joint venture with CABCORP to combine our Caribbean operations, excluding the Bahamas, with CABCORP’s Central American operations. As a result, we deconsolidated our Caribbean business resulting in a $7.1 million reduction in cash and cash equivalents.
     Financing Activities. Our total debt increased $242.5 million to $2,409.8 million as of the end of the first half of 2009, up from $2,167.3 million as of the end of fiscal year 2008. During the first half of 2009, we issued $350 million of notes with a coupon rate of 4.375 percent due February 2014. These securities are unsecured and unsubordinated indebtedness. Net proceeds from this transaction were $345.4 million, which reflected a discount of $2.2 million and the debt issuance costs of $2.4 million. The net proceeds from the issuance of the notes were used to repay commercial paper issued by us and for other general corporate purposes.
     We utilize revolving credit facilities both in the U.S. and in our international operations to fund short-term financing needs, primarily for working capital and general corporate purposes. In the U.S., we have an unsecured revolving credit facility under which we can borrow up to an aggregate of $600 million. The interest rates on the revolving credit facility, which expires in 2011, are based primarily on the London Interbank Offered Rate. The facility is for general corporate purposes, including commercial paper backstop. It is our policy to maintain a committed bank facility as backup financing for our commercial paper program. Accordingly, we have a total of $600 million available under our commercial paper program and revolving credit facility combined. We had $416.0 million of commercial paper borrowings as of the end of the first half of 2009, compared to $365.0 million as of the end of fiscal year 2008.
     Certain wholly-owned subsidiaries maintain operating lines of credit for general operating needs. Interest rates are based primarily upon Interbank Offered Rates for borrowings in the subsidiaries’ local currencies. The outstanding balance was $1.6 million as of the end of the first half of 2009 and the end of fiscal year 2008 for each respective date and was recorded in “Short-term debt, including current maturities of long-term debt” in the Condensed Consolidated Balance Sheets.
     During the first half of 2009 and 2008, we repurchased 2.7 million and 4.1 million shares of our common stock for $45.2 million and $105.2 million, respectively. No shares were repurchased during the second quarter of 2009. The issuance of common stock, including treasury shares, for the exercise of stock options resulted in cash inflows of $3.5 million in the first half of 2009, compared to $2.1 million in the first half of 2008.
     On May 7, 2009, our Board of Directors declared a quarterly dividend of $0.14 per share on PepsiAmericas common stock for the second quarter of 2009. The dividend was payable July 1, 2009 to shareholders of record on June 15, 2009 and was paid in the second quarter of 2009. In the first half of 2009, we paid total cash dividends of $35.2 million, representing the first quarter dividend of $17.3 million, the second quarter dividend of $16.9 million and $1.0 million of dividends paid as a result of the vesting of restricted stock awards. In the first half of 2008, we paid cash dividends of $34.6 million, representing the fourth quarter of 2007 dividend of $16.6 million, the first quarter of 2008 dividend of $16.9 million and $1.1 million of dividends paid as a result of the vesting of restricted stock awards. The fourth quarter of 2007 dividend was based on a dividend rate of $0.13 per share. The first quarter of 2008 dividend was based on a dividend rate of $0.135 per share.
     See our Annual Report on Form 10-K for fiscal year 2008 for a summary of our contractual obligations as of the end of fiscal year 2008. There were no significant changes to our contractual obligations in the first half of 2009.

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
     Discontinued Operations. We continue to be subject to certain indemnification obligations, net of insurance, under agreements related to previously sold subsidiaries, including indemnification expenses for potential environmental and tort liabilities of these former subsidiaries. There is significant uncertainty in assessing our potential expenses for complying with our indemnification obligations, as the determination of such amounts is subject to various factors, including possible insurance recoveries and the allocation of liabilities among other potentially responsible and financially viable parties. Accordingly, the ultimate settlement and timing of cash requirements related to such indemnification obligations may vary significantly from the estimates included in our financial statements. As of the end of the first half of 2009, we had recorded $32.2 million in liabilities for future remediation and other related costs arising out of our indemnification obligations. This amount excludes possible insurance recoveries and is determined on an undiscounted cash flow basis. In addition, we have funded coverage pursuant to an insurance policy (the “Finite Funding”) purchased in fiscal year 2002, which reduces the cash required to be paid by us for certain environmental sites pursuant to our indemnification obligations. The Finite Funding amount recorded was $8.5 million as of the end of the first half of 2009, of which $4.2 million is expected to be recovered in the next 12 months based on our expenditures, and thus is included as a current asset.
     During the first half of 2009 we paid, net of income taxes, $1.6 million related to such indemnification obligations, including the offsetting benefit of insurance recovery settlements of $2.8 million on an after-tax basis. During the first half of 2008, we paid, net of income taxes, $6.0 million related to such indemnification obligations, including the offsetting benefit of insurance recovery settlements of $4.3 million on an after-tax basis. We expect to spend approximately $11.9 million on a pre-tax basis in fiscal year 2009 related to our indemnification obligations, excluding possible insurance recoveries and the benefit of income taxes. See Note 15 to the Condensed Consolidated Financial Statements for further discussion of discontinued operations and related environmental liabilities.
RELATED PARTY TRANSACTIONS
     Transactions with PepsiCo
     PepsiCo is considered a related party due to the nature of our franchise relationship and PepsiCo’s ownership interest in us. As of the end of the first half of 2009, PepsiCo beneficially owned approximately 43 percent of PepsiAmericas’ outstanding common stock. These shares are subject to the Shareholder Agreement with our company. As of the end of the first half of 2009, net amounts due to PepsiCo were $3.6 million. As of the end of fiscal year 2008, net amounts due from PepsiCo were $5.2 million. During the first half of 2009, approximately 81 percent of our total net sales were derived from the sale of PepsiCo products. We have entered into transactions and agreements with PepsiCo from time to time, and we expect to enter into additional transactions and agreements with PepsiCo in the future. Significant agreements and transactions between our company and PepsiCo are described below.
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
     Bottling Agreements and Purchases of Concentrate and Finished Product. We purchase concentrates from PepsiCo and manufacture, package, sell and distribute cola and non-cola beverages under various bottling agreements with PepsiCo. These agreements give us the right to manufacture, package, sell and distribute beverage products of PepsiCo in both bottles and cans as well as fountain syrup in specified territories. These agreements include a Master Bottling Agreement and a Master Fountain Syrup Agreement for beverages bearing the “Pepsi-

Cola” and “Pepsi” trademarks, including Diet Pepsi in the United States. The agreements also include bottling and distribution agreements for non-cola products in the United States, and international bottling agreements for countries outside the United States. These agreements provide PepsiCo with the ability to set prices of concentrates, as well as the terms of payment and other terms and conditions under which we purchase such concentrates. In addition, we bottle water under the “Aquafina” trademark pursuant to an agreement with PepsiCo that provides for payment of a royalty fee to PepsiCo. We also purchase finished beverage products from PepsiCo and certain of its affiliates, including tea, concentrate and finished beverage products from a Pepsi/Lipton partnership, as well as finished beverage products from a PepsiCo/Starbucks partnership. The table below summarizes amounts paid to PepsiCo for purchases of concentrate, finished beverage products, finished snack food products and Aquafina royalty fees, which are included in cost of goods sold.
     Bottler Incentives and Other Support Arrangements. We share a business objective with PepsiCo of increasing availability and consumption of Pepsi-Cola beverages. Accordingly, PepsiCo provides us with various forms of bottler incentives to promote its brands. The level of this support is negotiated regularly and can be increased or decreased at the discretion of PepsiCo. To support volume and market share growth, the bottler incentives cover a variety of initiatives, including direct marketplace, shared media and advertising support. Worldwide bottler incentives from PepsiCo totaled approximately $67.0 million and $61.0 million in the second quarter of 2009 and 2008, respectively. In the first half of 2009 and 2008, worldwide bottler incentive from PepsiCo totaled approximately $116.3 million and $114.0 million. There are no conditions or requirements that could result in the repayment of any support payments we received.
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
     Sandora Joint Venture. We are party to a joint venture agreement with PepsiCo pursuant to which we hold the outstanding common stock of Sandora, LLC, the leading juice company in Ukraine. We hold a 60 percent interest in the joint venture and PepsiCo holds the remaining 40 percent interest.
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

     In summary, the Condensed Consolidated Statements of Income include the following income and (expense) transactions with PepsiCo (in millions):

	Second Quarter		First Half
	2009	2008	2009	2008
Net sales:
Bottler incentives	$11.7	$8.1	$18.5	$16.6
Manufacturing and national account services	2.7	4.0	5.3	8.5

Total	$14.4	$12.1	$23.8	$25.1

Cost of goods sold:
Bottler incentives	$49.2	$47.1	$88.2	$85.3
Purchase of concentrate	(255.5)	(253.2)	(502.6)	(453.2)
Purchases of finished beverage products	(68.3)	(72.5)	(115.1)	(129.9)
Purchases of finished snack food products	(6.4)	(7.2)	(11.5)	(13.3)
Aquafina royalty fee	(11.4)	(14.1)	(21.9)	(25.7)
Procurement services	(1.0)	(1.0)	(2.0)	(2.0)

Total	$(293.4)	$(300.9)	$(564.9)	$(538.8)

SD&A expenses:
Bottler incentives	$6.1	$5.8	$9.6	$12.1
Purchases of advertising materials	(0.4)	(0.9)	(0.9)	(1.6)

Total	$5.7	$4.9	$8.7	$10.5

     Transactions with Bottlers in Which PepsiCo Holds an Equity Interest. We sell finished beverage products to other bottlers, including The Pepsi Bottling Group, Inc. and Pepsi Bottling Ventures LLC, bottlers in which PepsiCo owns an equity interest. These sales occur in instances where the proximity of our production facilities to the other bottlers’ markets or lack of manufacturing capability, as well as other economic considerations, make it more efficient or desirable for the other bottlers to buy finished product from us. Our sales to other bottlers, including those in which PepsiCo owns an equity interest, were approximately $63.4 million and $58.7 million in the second quarter of 2009 and 2008, respectively, and $117.3 million and $106.0 million in the first half of 2009 and 2008, respectively. Our purchases from such other bottlers were $0.1 million in the second quarter of 2008 and $0.1 million and $0.3 million in the first half of 2009 and 2008, respectively. Our purchases from such other bottlers were immaterial in the second quarter of 2009.
     Agreements and Relationships with Dakota Holdings, LLC, Starquest Securities, LLC and Mr. Pohlad
     Under the terms of the PepsiAmericas merger agreement, Dakota Holdings, LLC (“Dakota”), a Delaware limited liability company whose members at the time of the PepsiAmericas merger included PepsiCo and Pohlad Companies, became the owner of 14,562,970 shares of our common stock, including 377,128 shares purchasable pursuant to the exercise of a warrant. In November 2002, the members of Dakota entered into a redemption agreement pursuant to which the PepsiCo membership interests were redeemed in exchange for certain assets of Dakota. As a result, Dakota became the owner of 12,027,557 shares of our common stock, including 311,470 shares purchasable pursuant to the exercise of a warrant. In June 2003, Dakota converted from a Delaware limited liability company to a Minnesota limited liability company pursuant to an agreement and plan of merger. In January 2006, Starquest Securities, LLC (“Starquest”), a Minnesota limited liability company, obtained the shares of our common stock previously owned by Dakota, including the shares of common stock purchasable upon exercise of the above-referenced warrant, pursuant to a contribution agreement. Such warrant expired unexercised in January 2006, resulting in Starquest holding 11,716,087 shares of our common stock. In February 2008, Starquest acquired an additional 400,000 shares of our common stock pursuant to open market purchases, bringing its holdings to 12,116,087 shares of common stock, or 9.7 percent, as of July 31, 2009. The shares held by Starquest are subject to the Shareholder Agreement with our company.
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

     Transactions with Pohlad Companies
     We own a one-eighth interest in a Challenger aircraft which we own with Pohlad Companies. SD&A expenses we paid to International Jet, a subsidiary of Pohlad Companies, for office and hangar rent, management fees and maintenance in connection with the storage and operation of this corporate jet were approximately $37,000 and $15,000 in the second quarter of 2009 and 2008, respectively. Jet related fees were approximately $53,000 and $45,000 in the first half of 2009 and 2008, respectively.
SUBSEQUENT EVENT
     On August 4, 2009, PepsiAmericas entered into an Agreement and Plan of Merger dated as of August 3, 2009 (the “Merger Agreement”) with PepsiCo and Pepsi-Cola Metropolitan Bottling Company, Inc., a New Jersey corporation and wholly owned subsidiary of PepsiCo (“Metro”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, PepsiAmericas will be merged with and into Metro (the “Merger”), with Metro continuing as the surviving corporation (the “Surviving Corporation”) and a wholly owned subsidiary of PepsiCo. As of the effective time of the Merger, each outstanding share of common stock of PepsiAmericas (each, a “Company Share”) that is not owned by Metro or PepsiCo or held by PepsiAmericas as treasury stock will be cancelled and converted into the right to receive, at the holder’s election, either 0.5022 shares of common stock of PepsiCo or $28.50 in cash, without interest, subject to proration provisions which provide that an aggregate 50% of the outstanding Company Shares will be converted into the right to receive common stock of PepsiCo and an aggregate 50% of the outstanding Company Shares will be converted into the right to receive cash.
     Consummation of the Merger is subject to various conditions, including the adoption of the Merger Agreement by PepsiAmericas’ shareholders, the absence of legal prohibitions and the receipt of requisite regulatory approvals. In addition, PepsiCo’s obligation to consummate the Merger is subject to the satisfaction of certain conditions to the consummation of the merger of The Pepsi Bottling Group, Inc. with and into Metro, with Metro continuing as the surviving corporation and a wholly owned subsidiary of PepsiCo, to the extent they relate to competition laws. Consummation of the Merger is not subject to a financing condition.
     The Merger Agreement contains certain termination rights for both PepsiCo, on the one hand, and PepsiAmericas, on the other hand. The Merger Agreement provides that, upon termination under specified circumstances, PepsiAmericas would be required to pay PepsiCo a termination fee of $71.6 million.
     Prior to its execution, the Merger Agreement was approved by the Board of Directors of PepsiAmericas, which based its determination to approve the Merger Agreement on the recommendation of its Transactions Committee. Based on the approval of the Merger by a majority of our independent directors as defined under the Second Amended and Restated Shareholder Agreement between the Company and PepsiCo dated September 6, 2005 (the “Shareholder Agreement”), the Merger will constitute a permitted acquisition as defined under the Shareholder Agreement and therefore will not trigger the Rights Agreement, dated as of May 20, 1999, as amended, by and between the Company and Wells Fargo Bank N.A, as successor rights agent.
     Further information regarding this transaction can be found in our Current Report on Form 8-K filed with the SEC on August 4, 2009 and our Current Report on Form 8-K/A filed with the SEC on August 5, 2009.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to commodity price risk, foreign currency exchange risk and interest rate risk related to our ongoing business operations. We use derivative instruments to manage some of these risks, as discussed in Note 10 to the Condensed Consolidated Financial Statements.
Commodity Prices
     We use commodity inputs such as aluminum for our cans, resin for our polyethylene terephthalate (“PET”) bottles, natural gas, diesel fuel, unleaded gasoline, high fructose corn syrup and sugar in our operations. We are subject to commodity price risk because our ability to recover increased costs through higher pricing may be limited in the competitive environment in which we operate. This risk is managed through the use of fixed-price purchase orders, pricing agreements, geographic diversity and derivatives. We use derivatives, with terms of no more than three years, to economically hedge price fluctuations related to a portion of our anticipated commodity purchases, primarily for aluminum, natural gas and diesel fuel. For those derivatives that qualify for hedge accounting, any ineffectiveness is recorded immediately. We classify both the earnings and cash flow impact from these derivatives consistent with the underlying hedged item. Derivatives used to hedge commodity price risk that do not qualify for hedge accounting are marked-to-market each period.
     Our open commodity derivative contracts that qualify for hedge accounting had a face value of $123.9 million as of the end of the first half of 2009 and $44.8 million as of the end of fiscal year 2008. Our open commodity derivative contracts that do not qualify for hedge accounting had a face value of $48.6 million as of the end of the first half of 2009. There were no open commodity derivative contracts that did not qualify for hedge accounting as of the end of fiscal year 2008.
Foreign Currency Exchange Rates
     Because we operate outside of the U.S., we are subject to risk resulting from changes in currency exchange rates. Currency exchange rates are influenced by a variety of economic factors including local inflation, growth, interest rates and governmental actions, as well as other factors. In particular, our operations in CEE are subject to currency exchange rate exposure associated with cost of goods sold, particularly concentrate and packaging, which may be purchased in either U.S. dollars or euros. Our investment in markets outside of the U.S. has increased during the past several years and, as such, our exposure to currency risk has increased. Our principal exposures are the Ukrainian hryvnya, the Romanian leu and the Polish zloty. We use foreign currency derivative contracts to hedge the volatility of foreign currency rates for purchases of raw materials for which payment is settled in a currency other than our local operations’ functional currency. Our foreign currency derivatives had a total face value of $14.5 million as of the end of the first half of 2009 and $46.1 million as of the end of fiscal year 2008.
     Based on net sales, international operations represented approximately 24 percent and 32 percent of our total operations in second quarter of 2009 and 2008, respectively. In the first half of 2009 and 2008, international operations represented approximately 23 percent and 30 percent, respectively. Changes in currency exchange rates impact the translation of the operations’ results from their local currencies into U.S. dollars. During the second quarter of 2009, foreign currency had a negative impact to net income attributable to PepsiAmericas, Inc. of $34.4 million. During the second quarter of 2008, foreign currency had a positive impact to net income attributable to PepsiAmericas, Inc. of $10.7 million. If the currency exchange rates had changed by 1 percent in the second quarter of 2009 and 2008, we estimate the impact on operating income would have been approximately $1.0 million and $0.5 million, respectively. During the first half of 2009, foreign currency had a negative impact to net income attributable to PepsiAmericas, Inc. of $50.0 million. During the first half of 2008, foreign currency had a positive impact to net income attributable to PepsiAmericas, Inc. of $13.9 million. If the currency exchange rates had changed by 1 percent in the first half of 2009 and 2008, we estimate the impact on operating income would have been approximately $1.4 million and $0.7 million, respectively. Our estimates reflect the fact that a portion of the international operations costs is denominated in U.S. dollars and euros. The estimates do not take into account the possibility that rates can move in opposite directions and that gains in one category may or may not be offset by losses from another category.
Interest Rates
     In the first half of 2009, the risk from changes in interest rates was not material to our operations because a significant portion of our debt portfolio represented fixed-rate obligations. As of the end of the first half of 2009, approximately 17 percent of our debt portfolio represented variable rate obligations. Our floating rate exposure relates to changes in the six-month London Interbank Offered Rate (“LIBOR”) and the federal funds rate.

Assuming consistent levels of floating rate debt with those held as of the end of the first half of 2009 and 2008, a 50 basis point (0.5 percent) change in each of these rates would have an impact of approximately $1.0 million and $1.5 million, respectively, on interest expense. We had cash equivalents throughout the first half of 2009, principally invested in money market funds, which were most closely tied to the federal funds rate. Assuming a 50 basis point change in the rate of interest associated with our cash equivalents as of the end of the first half of 2009 and 2008, interest income would not have changed by a significant amount.
     In anticipation of long-term debt issuances, we have entered into treasury rate lock instruments and forward starting swap agreements. We have also entered into interest rate swap contracts to convert a portion of our fixed-rate debt to floating rate debt, with the objective of reducing overall borrowing costs. The notional amounts of the interest rate swaps outstanding as of the end of the first half of 2009 and the end of fiscal year 2008 were $250 million for each respective date.
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of July 4, 2009, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during the quarter ended July 4, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     From approximately 1945 to 1995, various entities owned and operated a facility that manufactured hydraulic equipment in Willits, California. The plant site was contaminated by various chemicals and metals. On August 23, 1999, an action entitled Donna M. Avila, et al. v. Willits Environmental Remediation Trust, Remco Hydraulics, Inc., M-C Industries, Inc., Pneumo Abex Corporation and Whitman Corporation, Case No. C99-3941 CAL, was filed in U.S. District Court for the Northern District of California. On January 16, 2001, a second lawsuit, entitled Pamela Jo Alrich, et al. v. Willits Environmental Remediation Trust, et al., Case No. C 01 0266 SI, against essentially the same defendants was filed in the same court. The same defendants were served with a third lawsuit, entitled Nickerman v. Remco Hydraulics, on April 3, 2006. These three lawsuits were consolidated before the same judge in the U.S. District Court for the Northern District of California. In these lawsuits, individual plaintiffs claim that PepsiAmericas is liable for personal injury and/or property damage resulting from environmental contamination at the facility. There were over 1,000 claims filed in the three lawsuits. The Court dismissed a large portion of the claims; and in 2006 and 2008 we settled a significant number of the claims. There were 12 claims remaining from these lawsuits as of the end of fiscal year 2008. On June 18, 2009, the Court dismissed all remaining Avila claims. On July 10, 2009, approximately 250 plaintiffs appealed from various Court orders, which had dismissed their claims; those appeals are pending. We will actively oppose these appeals. On May 30, 2008, a fourth lawsuit, entitled Whitlock, et al. v. PepsiAmericas, et al., Case No. 3:2008cv02742 was filed. This lawsuit has 30 plaintiffs and is based on the same claims as the prior three lawsuits. We are actively defending these lawsuits. At this time, we do not believe these lawsuits are material to the business or financial condition of PepsiAmericas.
     We and our subsidiaries are defendants in numerous other lawsuits in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our financial condition, although amounts recorded in any given period could be material to the results of operations or cash flows for that period.
Item 1A. Risk Factors
     There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 3, 2009 with the exception of the following:
Uncertainty relating to the consummation of our merger with PepsiCo could adversely affect our business and financial results.
     On August 4, 2009, we announced that we entered into a merger agreement with PepsiCo. Consummation of the merger is subject to various conditions, including the adoption of the merger agreement by PepsiAmericas’ shareholders, the absence of legal prohibitions and the receipt of requisite regulatory approvals. In addition, PepsiCo’s obligation to consummate the merger is subject to the satisfaction of certain conditions to the consummation of The Pepsi Bottling Group, Inc.’s merger with PepsiCo, to the extent they relate to competition laws. Until our merger is consummated, there may be continuing uncertainty for our employees, customers and other business partners. This continuing uncertainty could negatively impact our business and financial results.
     In addition, if the merger is not consummated, we will be subject to several risks, including that the current market price of our common stock may reflect a market assumption that the merger will occur, and a failure to complete the merger could result in a negative perception of our company by equity investors and a resulting decline in the market price of our common stock; we may be required to pay a termination fee of $71.6 million if the merger agreement is terminated under certain circumstances; we expect to incur substantial transaction costs in connection with the merger; and we would not realize any of the anticipated benefits of the merger. If the merger is not consummated, these risks may materialize and materially adversely affect our business, financial condition, results of operations and stock price.
     Additionally, we and members of our Board of Directors have been named in a number of lawsuits relating to PepsiCo’s initial proposal on April 19, 2009 as more fully described in Note 15 — “Environmental and Other Contingencies” to our Condensed Consolidated Financial Statements. These lawsuits or any future lawsuits may be time consuming and expensive. These matters, alone or in combination, could have a material adverse effect on our business and financial results. See Note 18 — “Subsequent Event” to our Condensed Consolidated Financial Statements for additional information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)	We did not repurchase shares of PepsiAmericas’ common stock in the second quarter of 2009. Our share repurchase program activity for each of the three months and the quarter ended July 4, 2009 was as follows:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number	Average	Part of Publicly	Be Purchased Under
	of Shares	Price Paid	Announced Plans or	the Plans or Programs
Period	Purchased (1)	per Share	Programs (2)	(3)
April 5, 2009 — May 2, 2009	—	$—	56,201,081	8,798,919
May 3, 2009 — May 30, 2009	—	—	56,201,081	8,798,919
May 31, 2009 — July 4, 2009	—	—	56,201,081	8,798,919

For the Quarter Ended July 4, 2009	—	$—

(1)	Represents shares purchased in open-market transactions pursuant to our publicly announced repurchase program.

(2)	Represents cumulative shares purchased under previously announced share repurchase authorizations by the Board of Directors. Share repurchases began in 1999 under an authorization for 15 million shares announced on November 19, 1999. On December 19, 2002, the Board of Directors authorized the repurchase of 20 million additional shares. The Board of Directors later authorized the repurchase of 20 million additional shares as announced on July 21, 2005. On July 24, 2008, the Board of Directors authorized the repurchase of 10 million additional shares.

(3)	The repurchase authorization does not have a scheduled expiration date.
Item 4. Submission of Matters to a Vote of Security Holders
     (a) We held our Annual Meeting of Shareholders on May 7, 2009.
     (b) Election of Directors
The following persons, who together constituted all of the members of our Board of Directors at that time, were elected at the Annual Meeting of Shareholders to serve as directors for the ensuing year:
Herbert M. Baum
Richard G. Cline
Michael J. Corliss
Pierre S. du Pont
Archie R. Dykes
Jarobin Gilbert, Jr.
James R. Kackley
Matthew M. McKenna
Robert C. Pohlad
Deborah E. Powell

     (c) Matters Voted Upon

     Proposal 1: Election of Directors
     The following votes were recorded with respect to this proposal:

	Votes For	Votes Against	Abstentions
Herbert M. Baum	115,220,143	2,117,415	86,802
Richard G. Cline	115,204,115	2,133,252	86,993
Michael J. Corliss	115,513,339	1,826,713	84,308
Pierre S. du Pont	116,256,712	1,071,403	96,245
Archie R. Dykes	115,171,989	2,158,332	94,037
Jarobin Gilbert, Jr.	116,169,749	1,161,194	93,416
James R. Kackley	115,492,238	1,835,507	96,614
Matthew M. McKenna	115,771,497	1,548,422	104,441
Robert C. Pohlad	115,485,720	1,836,161	102,479
Deborah E. Powell	115,499,573	1,860,688	64,099
     Proposal 2: Approval of the 2009 Long-Term Incentive Plan
     The following votes were recorded with respect to approval of the 2009 Long-Term Incentive Plan:

Votes for	98,909,588
Votes against	12,674,313
Abstentions	148,962
Broker non-votes	5,691,497
     Proposal 3: Ratification of Appointment of Independent Registered Public Accountants
     The following votes were recorded with respect to the ratification of the appointment of KPMG LLP as independent registered public accountants to audit our financial statements for fiscal year 2009:

Votes for	117,157,145
Votes against	174,342
Abstentions	92,873
Broker non-votes	—
Item 5. Other Information
     On August 5, 2009, our Board of Directors declared a third quarter dividend of $0.14 per share on PepsiAmericas common stock. The dividend is payable October 1, 2009 to shareholders of record on September 15, 2009. Our Board of Directors reviews the dividend policy on a quarterly basis.
Item 6. Exhibits
     See “Exhibit Index.”

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEPSIAMERICAS, INC.
Dated: August 6, 2009	By:	/s/ ALEXANDER H. WARE
Alexander H. Ware
Executive Vice President and Chief Financial Officer (As Principal Financial Officer and Duly Authorized Officer of PepsiAmericas, Inc.)

Dated: August 6, 2009	By:	/s/ TIMOTHY W. GORMAN
Timothy W. Gorman
Senior Vice President and Controller (As Chief Accounting Officer)

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-64292) filed on June 29, 2001).

3.2	By-Laws, as amended and restated on May 7, 2009 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-15019) filed on May 8, 2009).

4.1	Amendment No. 2 to Rights Agreement between PepsiAmericas, Inc. and Wells Fargo Bank, N.A., as Rights Agent, dated May 7, 2009 (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed on May 8, 2009).

10.1	PepsiAmericas, Inc. 2009 Long Term Incentive Plan (incorporated by reference to the Company’s Definitive Schedule 14A (Proxy Statement) (File No. 001-15019) filed on March 18, 2009).

10.2	Subscription and Share Exchange Agreement between PepsiAmericas, Inc. and The Central America Bottling Corporation, dated May 16, 2009 (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed on May 18, 2009).

10.3	Change in Control Severance Plan for Senior Executive Employees (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed June 19, 2009).

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.