Form 10-Q
period 2009-10-03
PEPSIAMERICAS INC/IL/
filed 2009-11-06
CIK 1084230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
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
As of October 30, 2009, the registrant had 124,550,241 outstanding shares of common stock, par value $0.01 per share, the registrant’s only class of common stock.

PEPSIAMERICAS, INC.
FORM 10-Q
THIRD QUARTER 2009

PART I – FINANCIAL INFORMATION
PEPSIAMERICAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and in millions, except per share data)

Item 1.	Financial Statements

	Third Quarter		First Nine Months
	2009	2008	2009	2008

Net sales	$1,133.6	$1,327.5	$3,453.0	$3,767.0
Cost of goods sold	666.1	785.3	2,052.6	2,254.2

Gross profit	467.5	542.2	1,400.4	1,512.8
Selling, delivery and administrative expenses	334.6	388.8	1,036.2	1,123.0
Intangible assets impairment	17.4	-	17.4	-
Special charges	0.1	7.1	8.4	7.7

Operating income	115.4	146.3	338.4	382.1
Interest expense, net	22.4	27.5	75.2	85.6
Loss from deconsolidation of business	-	-	25.8	-
Other expense, net	4.9	1.4	11.0	1.6

Income from continuing operations before income taxes and equity in net (earnings) loss of nonconsolidated companies	88.1	117.4	226.4	294.9
Income taxes	30.4	31.7	82.9	87.4
Equity in net (earnings) loss of nonconsolidated companies	(0.7)	0.1	-	0.7

Income from continuing operations	58.4	85.6	143.5	206.8
Loss from discontinued operations, net of tax	-	9.2	-	9.2

Net income	58.4	76.4	143.5	197.6
Less: Net (loss) income attributable to noncontrolling interests	(5.1)	3.3	(3.1)	9.0

Net income attributable to PepsiAmericas, Inc.	$63.5	$73.1	$146.6	$188.6

Weighted average common shares:
Basic	121.3	124.6	121.7	125.7
Incremental effect of stock options and awards	2.1	1.7	2.2	1.7

Diluted	123.4	126.3	123.9	127.4

Earnings per share attributable to PepsiAmericas, Inc. common shareholders:
Basic
Income from continuing operations	$0.52	$0.66	$1.20	$1.57
Loss from discontinued operations	-	(0.07)	-	(0.07)

Total	$0.52	$0.59	$1.20	$1.50

Diluted
Income from continuing operations	$0.51	$0.65	$1.18	$1.55
Loss from discontinued operations	-	(0.07)	-	(0.07)

Total	$0.51	$0.58	$1.18	$1.48

Cash dividends declared per share	$0.14	$0.135	$0.42	$0.405

Amounts attributable to PepsiAmericas, Inc. common shareholders:
Income from continuing operations	$63.5	$82.3	$146.6	$197.8
Loss from discontinued operations	-	(9.2)	-	(9.2)

Net income attributable to PepsiAmericas, Inc.	$63.5	$73.1	$146.6	$188.6

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PEPSIAMERICAS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited and in millions, except per share data)

	End of First	End of Fiscal
	Nine Months	Year
	2009	2008

ASSETS:
Current assets:
Cash and cash equivalents	$176.8	$242.4
Receivables, net	475.2	305.5
Inventories	261.9	238.5
Other current assets	129.3	119.7

Total current assets	1,043.2	906.1

Property and equipment, net	1,275.7	1,355.7
Goodwill	2,180.5	2,244.6
Intangible assets, net	475.9	498.6
Other assets	218.0	49.1

Total assets	$5,193.3	$5,054.1

LIABILITIES AND EQUITY:
Current liabilities:
Short-term debt, including current maturities of long-term debt	$278.7	$525.0
Payables and other current liabilities	532.1	523.2

Total current liabilities	810.8	1,048.2

Long-term debt	2,006.3	1,642.3
Deferred income taxes	252.6	237.6
Other liabilities	249.3	295.0

Total liabilities	3,319.0	3,223.1

Equity:
PepsiAmericas, Inc. shareholders’ equity:
Preferred stock ($0.01 par value, 12.5 million shares authorized, no shares issued)	-	-
Common stock ($0.01 par value, 350 million shares authorized, 137.6 million shares issued - 2009 and 2008)	1,291.2	1,296.9
Retained income	922.7	828.2
Accumulated other comprehensive loss	(190.2)	(200.8)
Treasury stock, at cost (16.3 million shares and 14.5 million shares, respectively)	(348.2)	(324.3)

Total PepsiAmericas, Inc. shareholders’ equity	1,675.5	1,600.0
Noncontrolling interests	198.8	231.0

Total equity	1,874.3	1,831.0

Total liabilities and equity	$5,193.3	$5,054.1

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PEPSIAMERICAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in millions)

	First Nine Months
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$143.5	$197.6
Loss from discontinued operations	-	9.2

Income from continuing operations	143.5	206.8
Adjustments to reconcile to net cash provided by operating activities of continuing operations:
Depreciation and amortization	139.5	155.1
Deferred income taxes	11.0	8.5
Special charges	8.4	7.7
Cash outlays related to special charges	(4.4)	(2.6)
Pension contributions	(11.1)	-
Equity in net loss of nonconsolidated companies	-	0.7
Excess tax benefits from share-based payment arrangements	(1.1)	(1.0)
Marketable securities impairment	2.1	-
Intangible assets impairment	17.4	-
Loss from deconsolidation of business, net of tax	23.0	-
Share-based compensation	18.7	13.7
Other	(3.2)	3.1
Changes in assets and liabilities:
Decrease in securitization receivables	(150.0)	-
Increase in remaining receivables	(53.7)	(50.5)
Increase in inventories	(52.3)	(1.4)
Increase (decrease) in payables	8.9	(3.2)
Net change in other assets and liabilities	16.8	(16.7)

Net cash provided by operating activities of continuing operations	113.5	320.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(174.1)	(162.9)
Franchises and companies acquired, net of cash acquired	-	(1.0)
Distribution rights acquired	(12.7)	-
Cash divested from deconsolidation of business	(7.1)	-
Proceeds from sales of property and equipment	3.9	6.4

Net cash used in investing activities	(190.0)	(157.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings of short-term debt	(91.7)	94.4
Proceeds from issuance of long-term debt	345.4	-
Repayment of long-term debt	(155.0)	(47.5)
Contribution from noncontrolling interests	6.4	26.0
Excess tax benefits from share-based payment arrangements	1.1	1.0
Issuance of common stock	4.1	2.8
Treasury stock purchases	(45.2)	(105.2)
Cash dividends	(52.1)	(51.4)

Net cash provided by (used in) financing activities	13.0	(79.9)

Net operating cash flows used in discontinued operations	(2.1)	(7.5)
Effects of exchange rate changes on cash and cash equivalents	-	0.3

Change in cash and cash equivalents	(65.6)	75.6
Cash and cash equivalents as of beginning of fiscal year	242.4	189.7

Cash and cash equivalents as of end of first nine months	$176.8	$265.3

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PEPSIAMERICAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(unaudited and in millions)

					Accumulated
					Other
					Comprehensive		Total
	Shares		Common	Retained	Income	Treasury	Shareholders’	Noncontrolling	Total
	Common	Treasury	Stock	Income	(Loss)	Stock	Equity	Interests	Equity
As of Fiscal Year End 2007	137.6	(9.5)	$1,292.7	$670.9	$98.8	$(204.1)	$1,858.3	$273.4	$2,131.7
Comprehensive income:
Net income				188.6			188.6	9.0	197.6
Foreign currency translation adjustment					19.7		19.7	11.7	31.4
Unrealized losses on securities, net of income taxes					(0.8)		(0.8)		(0.8)
Cash flow hedge adjustment, net of income taxes					1.8		1.8	-	1.8

Total comprehensive income							209.3	20.7	230.0

Measurement date adjustment, net of income taxes				(0.2)	0.1		(0.1)		(0.1)
Treasury stock purchases		(4.1)				(105.2)	(105.2)		(105.2)
Stock compensation plans		0.7	(0.7)			14.2	13.5		13.5
Dividends declared				(51.7)			(51.7)		(51.7)
Contributions from noncontrolling interests								26.0	26.0
Other								(1.9)	(1.9)

As of End of First Nine Months of 2008	137.6	(12.9)	$1,292.0	$807.6	$119.6	$(295.1)	$1,924.1	$318.2	$2,242.3

As of Fiscal Year End 2008	137.6	(14.5)	$1,296.9	$828.2	$(200.8)	$(324.3)	$1,600.0	$231.0	$1,831.0
Comprehensive income (loss):
Net income (loss)				146.6			146.6	(3.1)	143.5
Foreign currency translation adjustment					(47.3)		(47.3)	(35.5)	(82.8)
Unrealized gains on securities, net of income taxes					0.3		0.3		0.3
Cash flow hedge adjustment, net of income taxes					31.9		31.9		31.9
Recognition from deconsolidation of business					25.7		25.7	-	25.7

Total comprehensive income (loss)							157.2	(38.6)	118.6

Treasury stock purchases		(2.7)				(45.2)	(45.2)		(45.2)
Stock compensation plans		0.9	(5.7)			21.3	15.6		15.6
Dividends declared				(52.1)			(52.1)		(52.1)
Contributions from noncontrolling interests								6.4	6.4

As of End of First Nine Months of 2009	137.6	(16.3)	$1,291.2	$922.7	$(190.2)	$(348.2)	$1,675.5	$198.8	$1,874.3

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PEPSIAMERICAS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in millions)

	Third Quarter		First Nine Months
	2009	2008	2009	2008
Net income	$58.4	$76.4	$143.5	$197.6
Foreign currency translation adjustment	0.8	(52.6)	(82.8)	31.4
Unrealized gains (losses) on securities, net of income taxes	0.1	(0.5)	0.3	(0.8)
Cash flow hedge adjustment, net of income taxes	(10.0)	1.8	31.9	1.8
Recognition from deconsolidation of business	-	-	25.7	-

Comprehensive income	49.3	25.1	118.6	230.0
Less: Comprehensive (loss) income attributable to noncontrolling interests	(14.6)	3.6	(38.6)	20.7

Comprehensive income attributable to PepsiAmericas, Inc.	$63.9	$21.5	$157.2	$209.3

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PEPSIAMERICAS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	Significant Accounting Policies
          Quarterly Reporting. The Condensed Consolidated Financial Statements included herein have been prepared by PepsiAmericas, Inc. (referred to herein as “PepsiAmericas,” “we,” “our” and “us”) without audit. Certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), although we believe that the disclosures are adequate to make the information presented not misleading. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and notes thereto for fiscal year 2008 as presented in our Current Report on Form 8-K dated September 18, 2009. In the opinion of management, the information furnished herein reflects all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of results for the interim periods presented. In preparing the Condensed Consolidated Financial Statements, we have evaluated events and transactions for potential recognition or disclosure through November 6, 2009, the date the Condensed Consolidated Financial Statements were issued.
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
          Fiscal Year. Our operations are reported using a fiscal year that consists of 52 or 53 weeks ending on the Saturday closest to December 31. Our Central and Eastern Europe (“CEE”) operations’ fiscal year ends on December 31 and therefore, are not impacted by the 53rd week. Our third quarter and first nine months of 2009 and 2008 were based on thirteen weeks and twenty-six weeks that ended October 3, 2009 and September 27, 2008, respectively. Due to the timing of the receipt of available financial information, certain operations are reported on a one-month or one-quarter lag basis.
          Our business is seasonal with the second and third quarters generating higher sales volumes than the first and fourth quarters. Accordingly, the operating results of any individual quarter may not be indicative of a full year’s operating results.
          Earnings Per Share. Basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share assumes the exercise of all options which are dilutive, whether exercisable or not. The dilutive effects of stock options and non-vested restricted stock awards are measured under the treasury stock method. As of the end of the first nine months of 2009 and 2008, there were no antidilutive non-vested restricted stock awards.
          The following options were not included in the computation of diluted earnings per share because they were antidilutive:

	Third Quarter		First Nine Months
	2009	2008	2009	2008
Shares under options outstanding	-	152,200	-	-
Weighted-average exercise price per share	$-	$22.63	$-	$-

          Recently Adopted Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement to provide enhanced guidance when using fair value to measure assets and liabilities. The pronouncement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The pronouncement applies whenever other pronouncements require or permit assets or liabilities to be measured by fair value. We adopted the pronouncement as of the beginning of fiscal year 2008 as it relates to recurring measurements of financial assets and liabilities. We adopted the pronouncement as it relates to nonrecurring fair value measurement requirements for nonfinancial assets and liabilities as of the beginning of fiscal year 2009. These include goodwill, other intangible assets not subject to amortization and unallocated purchase price for recent acquisitions. See Note 11 for required disclosures.
          In December 2007, the FASB issued a revision to an existing accounting pronouncement to amend the guidance relating to the use of the purchase method in a business combination. The revised pronouncement requires that we recognize and measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired business at fair value. The revised pronouncement also requires that we recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase. Acquisition costs to effect the acquisition and any integration costs are no longer considered a component of the cost of the acquisition, but will be expensed as incurred. The revised pronouncement became effective with acquisitions occurring on or after the beginning of fiscal year 2009.
          In December 2007, the FASB issued an accounting pronouncement to establish accounting and reporting standards for noncontrolling interests, sometimes called minority interest. The pronouncement requires that the parent report noncontrolling interests in the equity section of the balance sheet but separate from the parent’s equity. The pronouncement also requires clear presentation of net income attributable to the parent and the noncontrolling interest on the face of the income statement. All changes in the parent’s ownership interest in the subsidiary must be accounted for consistently. Deconsolidation of the subsidiary requires the recognition of a gain or loss using the fair value of the noncontrolling equity investment rather than the carrying amount. We adopted the pronouncement as of the beginning of fiscal year 2009 and retrospectively applied the pronouncement to prior years. See Note 2 for required disclosures regarding the deconsolidation of our Caribbean business in connection with the formation of a strategic joint venture with The Central America Beverage Corporation (“CABCORP”).
          In March 2008, the FASB issued an accounting pronouncement to require enhanced disclosures about an entity’s derivative and hedging activities. We adopted the pronouncement as of the beginning of fiscal year 2009. See Note 10 for required disclosures.
          In April 2009, the FASB issued an accounting pronouncement to require quarterly disclosure of information about the fair value of certain financial instruments. We adopted the pronouncement in the third quarter of 2009. See Note 10 for required disclosures.
          In May 2009, the FASB issued an accounting pronouncement which set forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted the pronouncement in the second quarter of 2009.
          Recently Issued Accounting Pronouncements to be Adopted in the Future. In December 2008, the FASB issued an accounting pronouncement that provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The pronouncement will become effective in the fourth quarter of 2009. We are currently evaluating the impact the pronouncement will have on our Consolidated Financial Statements.
          In June 2009, the FASB issued an accounting pronouncement that amends the guidance related to variable interest entities. The pronouncement was issued to address the elimination of the concept of a qualifying special purpose entity. The pronouncement also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the pronouncement requires more timely and useful information about an enterprise’s involvement with a variable interest entity. The pronouncement will become effective in the first quarter of 2010. We are evaluating the impact of the pronouncement, but we currently do not believe it will have a material impact on our Condensed Consolidated Financial Statements.

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
          Our initial investment in the joint venture was recorded at its fair value of $143.0 million in “Other assets” on the Condensed Consolidated Balance Sheet. In the third quarter of 2009, earnings from the strategic joint venture with CABCORP of $0.7 million were recorded in “Equity in net earnings of nonconsolidated companies” on the Condensed Consolidated Statements of Income. Due to the timing of the receipt of available financial information, we record equity in net earnings from the joint venture on a one-month lag basis.
3.	Special Charges
          In the third quarter and first nine months of 2009, we recorded special charges of $0.1 million and $8.4 million, respectively. In the third quarter and first nine months of 2009, we recorded $0.1 million and $7.0 million, respectively, of special charges in CEE related to the restructuring of our Hungary operations, primarily for severance and fixed asset impairments. In the first nine months of 2009, we recorded $1.4 million of special charges, net of recoveries, in the Caribbean and the U.S. related to restructuring and severance costs.
          In the third quarter and first nine months of 2008, we recorded special charges of $7.1 million and $7.7 million, respectively. We recorded $5.9 million of special charges in the Caribbean in the third quarter of 2008, which consisted of a $2.9 million impairment charge related to a franchise right intangible asset with an indefinite life and a $3.0 million impairment of fixed assets. In the third quarter of 2008, we recorded $0.6 million in CEE related to severance, leasehold improvement asset write-offs and lease termination payments. In the third quarter and first nine months of 2008, we recorded $0.6 million and $1.2 million, respectively, in the U.S. related to our previously announced strategic realignment of the U.S. sales organization, primarily for relocation costs.
          The following table summarizes the activity associated with special charges during the first nine months of 2009 (in millions):

Special charge liability, end of fiscal year 2008	$2.5
Special charges	8.4
Cash outlays related to special charges	(4.4)
Non-cash charges	(4.2)

Special charge liability, end of first nine months of 2009	$2.3

          The total accrued liabilities remaining as of the end of the first nine months of 2009 were comprised of severance payments and other costs. We expect the remaining special charge liability of $2.3 million to be paid using cash from operations during the next 12 months; accordingly, such amounts are classified as “Payables and other current liabilities” in the Condensed Consolidated Balance Sheet.

4.	Statement of Income Details
          Details of certain line items on the Condensed Consolidated Statements of Income for the third quarter and first nine months of 2009 and 2008 were as follows (in millions):

	Third Quarter		First Nine Months
	2009	2008	2009	2008
Cost of goods sold:
Cost of goods sold	$667.3	$785.3	$2,054.8	$2,254.3
Unrealized gains on derivative instruments	(1.2)	-	(2.2)	(0.1)

Total cost of goods sold	$666.1	$785.3	$2,052.6	$2,254.2

Selling, delivery and administrative (“SD&A”) expenses:
SD&A expenses	$334.0	$388.1	$1,036.5	$1,122.3
Unrealized losses (gains) on derivative instruments	0.6	0.7	(0.3)	0.7

Total SD&A expenses	$334.6	$388.8	$1,036.2	$1,123.0

Interest expense, net:
Interest expense	$23.1	$29.5	$79.6	$89.5
Interest income	(0.7)	(2.0)	(4.4)	(3.9)

Interest expense, net	$22.4	$27.5	$75.2	$85.6

          Cost of goods sold consists of the costs related to goods produced or purchased and sold during the period. SD&A expenses consist of costs related to selling and delivering our products and other administrative costs incurred during the period. Unrealized (gains) losses recorded on derivative instruments consists of the change in market value for commodity swap contracts that were not designated as hedging instruments.
5.	Income Taxes
          The effective income tax rate, which is income tax expense expressed as a percentage of income from continuing operations before income taxes and equity in net (earnings) loss of nonconsolidated companies, was 36.6 percent in the first nine months of 2009 compared to 29.6 percent in the first nine months of 2008. The higher tax rate was due primarily to the impact of the deconsolidation of our Caribbean business and a change in the geographic mix of earnings and the associated varying statutory tax rates.
          In the first nine months of 2009, our gross unrecognized tax benefits decreased by $3.0 million including a reduction of deferred tax assets of $3.5 million due to the resolution of tax positions from prior periods. The impact to our effective tax rate consisted of $0.6 million increase of net unrecognized tax benefits and $0.1 million decrease of gross interest related to unrecognized tax benefits for the first nine months of 2009.
          During the next 12 months, it is reasonably possible that a reduction of gross unrecognized tax benefits will occur in a range of $5 million to $8 million as a result of the resolution of positions taken on previously filed returns.
          We are subject to U.S. federal income tax, state income tax in multiple state tax jurisdictions, and foreign income tax in our CEE and Caribbean tax jurisdictions. Currently, our U.S. federal income tax returns are under examination for fiscal year 2006 and 2007.
6.	Goodwill and Intangible Assets
          The changes in the carrying amount of goodwill by geographic segment for the first nine months of 2009 were as follows (in millions):

	U.S.	CEE	Caribbean	Total

Balance, fiscal year end 2008	$1,824.3	$404.6	$15.7	$2,244.6
Foreign currency translation adjustment	-	(48.4)	(0.1)	(48.5)
Deconsolidation of Caribbean business	-	-	(15.6)	(15.6)

Balance, end of the first nine months of 2009	$1,824.3	$356.2	$-	$2,180.5

          On July 3, 2009, we formed a strategic joint venture with CABCORP to combine our Caribbean operations, excluding the Bahamas, with CABCORP’s Central American operations. As a result, we deconsolidated our Caribbean business, resulting in a $15.6 million reduction in goodwill (see Note 2 for further discussion).
          Intangible asset balances as of the end of the first nine months of 2009 and end of fiscal year 2008 were as follows (in millions):

	End of First
	Nine Months	End of Fiscal
	2009	Year 2008
Intangible assets subject to amortization:
Gross carrying amount:
Customer relationships and lists	$51.6	$57.3
Franchise and distribution agreements	11.1	3.3
Other	2.5	2.5

Total	$65.2	$63.1

Accumulated amortization:
Customer relationships and lists	$(15.3)	$(11.9)
Franchise and distribution agreements	(1.9)	(1.2)
Other	(0.8)	(0.6)

Total	$(18.0)	$(13.7)

Intangible assets subject to amortization, net	$47.2	$49.4

Intangible assets not subject to amortization:
Franchise and distribution agreements	$372.4	$362.3
Trademarks and tradenames	56.3	86.9

Total	$428.7	$449.2

Total intangible assets, net	$475.9	$498.6

          For intangible assets subject to amortization, we calculate amortization expense over the period we expect to receive economic benefit. Total amortization expense was $1.8 and $2.2 million in the third quarter of 2009 and 2008, respectively. Total amortization expense was $5.2 million and $5.3 million in the first nine months of 2009 and 2008, respectively.
          In the first quarter of 2009, we acquired distribution rights for Rockstar energy drinks and Muscle Milk protein-enhanced beverages. As a result of these acquisitions, we recorded $7.8 million of amortizable distribution rights. We also recorded $10.6 million of distribution rights not subject to amortization in connection with the Crush beverage brand distribution agreement.
          During the third quarter of 2009, we completed an impairment testing of our Sandora and Sadochok trademark and tradenames. As a result of this testing, we recorded a $17.4 million non-cash impairment charge based upon the findings of a strategic review of our Ukraine business. In light of weakening macroeconomic conditions, we lowered our expectations of the future performance, which reduced the value of these indefinite life intangible assets. The fair value of our Sandora and Sadochock brands was estimated using a multi-period royalty savings method, which reflects the savings realized by owning the brands and, therefore, not having to pay a royalty fee to a third party.
7.	Sale of Receivables
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
          Details of certain line items on the Condensed Consolidated Balance Sheets as of the end of the first nine months of 2009 and end of fiscal year 2008 were as follows (in millions):

	End of First
	Nine Months 2009	End of Fiscal Year 2008
Receivables, net:
Trade receivables	$419.4	$418.0
Securitization receivables	—	(150.0)
Funding and purchasing rebates receivables	56.6	39.7
Other receivables	13.0	11.3
Allowance for doubtful accounts	(13.8)	(13.5)

Receivables, net	$475.2	$305.5

Inventories:
Raw materials and supplies	$103.5	$117.2
Finished goods	158.4	121.3

Inventories	$261.9	$238.5

Other current assets:
Prepaid expenses	$58.7	$56.7
Prepaid customer incentives	22.7	23.5
Other	47.9	39.5

Other current assets	$129.3	$119.7

Property and equipment, net:
Land	$72.4	$84.1
Building and improvements	543.1	524.9
Machinery and equipment	2,226.3	2,301.1

Total property and equipment	2,841.8	2,910.1
Accumulated depreciation	(1,566.1)	(1,554.4)

Property and equipment, net	$1,275.7	$1,355.7

Payables and other current liabilities:
Trade payables	$184.2	$186.9
Income tax and other payables	33.0	16.8
Accrued salaries and wages	73.7	71.3
Accrued customer incentives	78.1	86.9
Accrued interest	23.4	25.3
Other current liabilities	139.7	136.0

Payables and other current liabilities	$532.1	$523.2

9.	Debt
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
          Commodity Prices. We are subject to commodity price risk because our ability to recover increased costs through higher pricing may be limited in the competitive environment in which we operate. This risk is managed through the use of fixed-price purchase orders, pricing agreements, geographic diversity and derivatives. We use derivatives, with terms of no more than three years, to economically hedge price fluctuations related to a portion of our anticipated commodity purchases, primarily for aluminum, natural gas and diesel fuel. For those derivatives that qualify for hedge accounting, any ineffectiveness is recorded immediately. We classify both the earnings and cash flow impact from these derivatives consistent with the underlying hedged item. During the next 12 months, we expect to reclassify net gains of $6.9 million related to cash flow hedges of commodity transactions from AOCL into earnings. Derivatives used to hedge commodity price risk that do not qualify for hedge accounting are marked-to-market each period and reflected in our Condensed Consolidated Statements of Income.
          Our open commodity derivative contracts that qualify for hedge accounting had a face value of $123.5 million as of the end of the first nine months of 2009 and $44.8 million as of the end of fiscal year 2008. Our open commodity derivative contracts that do not qualify for hedge accounting had a face value of $34.2 million as of the end of the first nine months of 2009. There were no open commodity derivative contracts that did not qualify for hedge accounting as of the end of fiscal year 2008.
          Foreign Currency Exchange. Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our Condensed Consolidated Statements of Income as incurred. We use foreign currency derivative contracts to hedge the volatility of foreign currency rates for purchases of raw materials for which payment is settled in a currency other than our local operations’ functional currency. Our foreign currency derivatives had a total face value of $1.5 million as of the end of the first nine months of 2009 and $46.1 million as of the end of fiscal year 2008. During the next 12 months, we expect to reclassify net gains of $0.1 million related to cash flow hedges of foreign currency transactions from AOCL into earnings.
          Interest Rates. In anticipation of long-term debt issuances, we enter into treasury rate lock instruments and forward starting swap agreements. We account for these treasury rate lock instruments and forward starting swap agreements as cash flow hedges, as each hedges against the variability of interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt. These treasury rate locks and the forward starting swap agreements are considered highly effective in eliminating the variability of cash flows associated with the forecasted debt issuances. The notional amounts of the interest rate swaps designed as cash flow hedges outstanding as of the end of the first nine months of 2009 and the end of fiscal year 2008 were $250 million for each respective date.

          In the third quarter of 2009, we entered into interest rate swap contracts to convert a portion of our fixed-rate debt to floating rate debt, with the objective of reducing overall borrowing costs. We account for these swaps as fair value hedges, since they hedge against the change in fair value of fixed-rate debt resulting from fluctuations in interest rates. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. The notional amount of the interest rate swaps designated as fair value hedges outstanding was $350 million as of the end of the first nine months of 2009. There were no open interest rate swaps designated as fair value hedges outstanding as of the end of fiscal year 2008.
          The location and amounts of derivative fair values in our Condensed Consolidated Balance Sheets as of the end of the first nine months of 2009 and end of fiscal year 2008 were as follows (in millions):

	Asset Derivatives
	End of First Nine Months 2009		End of Fiscal Year 2008
Derivatives designated as	Balance Sheet	Fair	Balance Sheet	Fair
hedging instruments	Location	Value	Location	Value

Interest rate contracts	Other assets	$32.5	Other assets	$-
Commodity contracts	Other current assets	16.7	Other current assets	-
Foreign exchange contracts	Other current assets	0.1	Other current assets	8.9

		$49.3		$8.9

Derivatives not designated as hedging instruments

Commodity contracts	Other current assets	1.8	Other current assets	-

Total asset derivatives		$51.1		$8.9

	Liability Derivatives
	End of First Nine Months 2009		End of Fiscal Year 2008
Derivatives designated as	Balance Sheet	Fair	Balance Sheet	Fair
hedging instruments	Location	Value	Location	Value

Interest rate contracts	Other liabilities	$-	Other liabilities	$34.3
Commodity contracts	Payables and other		Payables and other
	current liabilities	0.9	current liabilities	4.9

		$0.9		$39.2

Derivatives not designated
as hedging instruments

Commodity contracts	Payables and other		Payables and other
	current liabilities	-	current liabilities	1.7

Total liability derivatives		$0.9		$40.9

          The location and amounts of derivative gains and losses in our Condensed Consolidated Statements of Income for the third quarter and first nine months of 2009 and 2008 were as follows (in millions):

	Amount of Gain (Loss) Recognized in
	Other Comprehensive Income (Loss)					Amount of Gain (Loss) Reclassified
	on Derivatives (a)				Location of Gain (Loss)	from AOCL into Income (a)
Derivatives in Cash Flow	Third Quarter		First Nine Months		Reclassified from	Third Quarter		First Nine Months
Hedging Relationships	2009	2008	2009	2008	AOCL into Income	2009	2008	2009	2008
Interest rate contracts	$(14.0)	$-	$48.5	$-	Interest expense, net	$(0.2)	$(0.1)	$(0.4)	$(0.4)
Foreign exchange contracts	(10.4)	(2.9)	(8.1)	(2.8)	Cost of goods sold	(7.5)	(0.3)	0.7	(0.3)
Commodity contracts	(6.7)	0.9	3.5	0.9	Cost of goods sold	(8.3)	(0.1)	(9.3)	(0.2)

Total	$(31.1)	$(2.0)	$43.9	$(1.9)	Total	$(16.0)	$(0.5)	$(9.0)	$(0.9)

(a) The ineffective portion of the change in fair value was $8.0 million for the third quarter and first nine months of 2009. The amount of ineffectiveness was not material to our results for the third quarter and first nine months of 2008.

		Amount of Gain Recognized in Income
	Location of Gain	on Derivatives
Derivatives in Fair Value	Recognized in Income	Third Quarter		First Nine Months
Hedging Relationships	on Derivatives	2009	2008	2009	2008
Interest rate contracts	Interest expense, net	$2.0	$0.7	$2.9	$2.0

		Amount of Gain (Loss) Recognized in
	Location of Gain (Loss)	Income on Derivatives (b)
Derivatives Not Designated	Recognized in Income	Third Quarter		First Nine Months
as Hedging Instruments	on Derivatives	2009	2008	2009	2008
Commodity contracts	Cost of goods sold	$2.7	$(0.2)	$(1.8)	$(0.2)
Commodity contracts	SD&A expenses	(0.6)	(0.7)	(1.0)	(0.7)
Investment contracts	SD&A expenses	1.5	(2.1)	2.7	(2.9)

	Total	$3.6	$(3.0)	$(0.1)	$(3.8)

(b) Includes both realized and unrealized gains and losses.
          Other Financial Instruments. The carrying amounts of other financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and other accrued expenses, approximate fair values due to their short maturity.
          The fair value of our floating rate debt as of the end of the first nine months of 2009 and end of fiscal year 2008 approximated its carrying amount. Our fixed-rate debt, which includes capital lease obligations, had a carrying amount of $2,010.2 million and an estimated fair value of $2,173.9 million as of the end of the first nine months of 2009. Our fixed-rate debt, which includes capital lease obligations, had a carrying amount of $1,800.7 million and an estimated fair value of $1,807.9 million as of fiscal year end 2008. The fair value of the fixed-rate debt was based upon quotes from financial institutions for instruments with similar characteristics or upon discounting future cash flows.
11.	Fair Value Measurements
          The Fair Value Measurements and Disclosures Topic of FASB ASC, defines and establishes a framework for measuring fair value and expands disclosure about fair value measurements. Furthermore, the Fair Value Measurements and Disclosure Topic of FASB ASC specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect our own assumptions of market participant valuation (unobservable inputs). We have categorized our assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. If the inputs used to measure fair value fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement.

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
          The following table summarizes our assets and liabilities measured at fair value on a recurring basis as of the end of the first nine months of 2009 (in millions):

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	End of First	Identical	Observable	Unobservable
	Nine Months	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Available-for-sale equity securities	$-	$-	$-	$-
Deferred compensation plan assets	1.5	1.5	-	-
Derivative assets	51.1	-	51.1	-

Total assets	$52.6	$1.5	$51.1	$-

Deferred compensation plan liabilities	$40.1	$-	$40.1	$-
Derivative liabilities	0.9	-	0.9	-

Total liabilities	$41.0	$-	$41.0	$-

          Available-for-sale equity securities. As of the end of the first nine months of 2009, our available-for-sale equity securities consisted of common stock of Northfield Laboratories, Inc (“Northfield”). As a result of a significant decline in market valuation of our investment in Northfield, we adjusted our investment in Northfield in the second quarter of 2009 to reflect the fair value and recorded these adjustments into income. We recorded an impairment charge of $2.1 million to write-off our remaining investment in Northfield. The loss was recorded in “Other expense, net” on the Condensed Consolidated Statement of Income.
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
          The following table summarizes our assets and liabilities measured at fair value on a nonrecurring basis as of the end of the first nine months of 2009 (in millions):

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	End of First	Identical	Observable	Unobservable
	Nine Months	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Property and equipment	$15.5	$-	$-	$15.5
Intangible assets	56.3	-	-	56.3

Total assets	$71.8	$-	$-	$71.8

          Property and equipment. Property and equipment with a carrying amount of $22.8 million was written down to its fair value of $15.5 million in the second quarter of 2009 resulting in a loss of $7.3 million; $4.9 million was recorded in “SD&A expenses” and $2.4 million was recorded in “Special charges” on the Condensed Consolidated Statement of Income in the first nine months of 2009.
          Intangible assets. Intangible assets with a carrying amount of $73.3 million were written down to their estimated fair value of $56.3 million in the third quarter of 2009, resulting in a loss of $17.4 million that was recorded in “Intangible assets impairment” on the Condensed Consolidated Statement of Income. The intangible assets impairment charge was determined based upon the findings of a strategic review of our Ukraine business. In light of weakening macroeconomic conditions, we lowered our expectations of the future performance, which reduced the value of these indefinite life intangible assets. The fair value of our Sandora and Sadochock brands was estimated using a multi-period royalty savings method, which reflects the savings realized by owning the brands and, therefore, not having to pay a royalty fee to a third party.
12.	Pension and Other Postretirement Benefit Plans
          Net periodic pension and other postretirement benefit costs for the third quarter and first nine months of 2009 and 2008 included the following components (in millions):

	Third Quarter
	Pension		Other Postretirement
	Benefit Costs		Benefit Costs
	2009	2008	2009	2008

Service cost	$1.0	$0.8	$-	$-
Interest cost	2.8	2.8	0.3	0.3
Expected return on plan assets	(3.8)	(3.8)	-	-
Amortization of net loss (gain)	1.0	0.4	(0.2)	(0.2)
Amortization of prior service cost	0.1	0.1	-	-

Net periodic cost	$1.1	$0.3	$0.1	$0.1

	First Nine Months
	Pension		Other Postretirement
	Benefit Costs		Benefit Costs
	2009	2008	2009	2008

Service cost	$3.0	$2.4	$-	$-
Interest cost	8.8	8.4	0.9	0.8
Expected return on plan assets	(11.6)	(11.4)	-	-
Amortization of net loss (gain)	3.2	1.4	(0.6)	(0.6)
Amortization of prior service cost	0.3	0.2	-	-

Net periodic cost	$3.7	$1.0	$0.3	$0.2

          During the first nine months of 2009, we made $11.1 million of contributions to the plans. We will continue to evaluate the plans’ funding requirements and fund to levels deemed necessary for the plans.
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
          In February 2009, we granted 1,452,209 restricted shares at a weighted-average fair value of $16.69 on the date of grant to key members of U.S. and Caribbean management and members of our Board of Directors under our 2000 Stock Incentive Plan (the “Plan”). We recognized compensation expense of $5.3 million and $4.7 million in the third quarter of 2009 and 2008, respectively, and $16.8 million and $15.2 million in the first nine months of 2009 and 2008, respectively, related to unvested restricted share grants. As of the end of the first nine months of 2009, there were 3,224,197 unvested restricted shares outstanding.
          In February 2009, we granted 209,560 restricted stock units at a weighted-average value of $16.69 on the date of grant to key members of our CEE management team under the Plan. Restricted stock units are considered liability awards whose fair value is remeasured at each reporting date until settlement. As such, compensation expense associated with restricted stock units is subject to variability based on changes in the fair value of PepsiAmericas’ stock price. We recognized compensation expense of $1.2 million and $2.9 million in the third quarter and first nine months of 2009, respectively, related to unvested restricted stock unit grants. We recognized compensation expense of $0.6 million in the third quarter of 2008. Net compensation expense in the first nine months of 2008 was immaterial to our Condensed Consolidated Statement of Income. As of the end of the first nine months of 2009, there were 376,244 unvested restricted stock units outstanding.
          The Plan contains a change in control provision that would cause the unvested restricted stock awards and units to be immediately vested and payable in cash under certain circumstances outlined in the Plan document. On August 4, 2009, we announced that we entered into a merger agreement with PepsiCo (see Note 17 for additional information). The merger agreement modified the terms of the change in control provision to make the awards and units immediately vested and payable 50% in cash and 50% in common stock of PepsiCo. The triggering of a change in control under the Plan will result in modifications to the original award grants and the immediate recognition of incremental compensation based on the current fair value. In addition, the awards will be reclassified from equity to liability awards. As of the end of the first nine months of 2009, there were no modifications to the awards.

14.	Supplemental Statement of Cash Flows Detail
           Net cash (used in) provided by operating activities on the Condensed Consolidated Statements of Cash Flows for the first nine months of 2009 and 2008 reflected cash payments and receipts for interest and income taxes as follows (in millions):

	First Nine Months
	2009	2008
Interest paid	$81.1	$89.1
Interest received	4.4	3.8
Income taxes paid	64.3	87.2
Income tax refunds	0.2	15.0
15.	Environmental and Other Contingencies
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
          As of the end of the first nine months of 2009 and fiscal year 2008, we had accrued $30.9 million and $36.1 million, respectively, to cover potential indemnification obligations. Of the total amounts accrued, $11.9 million was recorded in “Payables and other current liabilities” on the Condensed Consolidated Balance Sheets representing estimates of amounts to be spent during the next 12 months. This indemnification obligation includes costs associated with several sites in various stages of remediation or negotiations. At the present time, the most significant remaining indemnification obligation is associated with the Willits site, as discussed below, while no other single site has significant estimated remaining costs associated with it. The amounts exclude possible insurance recoveries and are determined on an undiscounted cash flow basis. The estimated indemnification liabilities include expenses for the investigation and remediation of identified sites, payments to third parties for claims and expenses (including product liability), administrative expenses, and the expenses of on-going evaluations and litigation. We expect a significant portion of the accrued liabilities will be spent during the next several years.

          Included in our indemnification obligations is financial exposure related to certain remedial actions required at a facility that manufactured hydraulic and related equipment in Willits, California. Various chemicals and metals contaminate this site. A final consent decree was issued in August 1997 and subsequently amended in December 2000 and 2006 in the case of the People of the State of California and the City of Willits, California v. Remco Hydraulics, Inc. The final consent decree established a trust (the “Willits Trust”) which is obligated to investigate and clean up this site. We are currently funding the Willits Trust and the investigation and interim remediation costs on a year-to-year basis as required in the final amended consent decree. We have accrued $8.7 million as of the end of the first nine months of 2009 for future remediation and trust administration costs, with the majority of this amount expected to be spent over the next several years.
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
          Essentially all of the assets of the Trust were expended by the Trust in connection with the purchase of the insurance coverage, the Finite Funding and related expenses. These actions were taken to fund remediation and related costs associated with the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries and to protect against additional future costs in excess of our self-insured retention. The original amount of self-insured retention (the amount we must pay before the insurance carrier is obligated to begin payments) was $114.0 million of which $63.5 million has been eroded, leaving a remaining self-insured retention of $50.5 million as of the end of the first nine months of 2009. The estimated range of aggregate exposure related only to the remediation costs of such environmental liabilities is approximately $13 million to $32 million. We had accrued $18.5 million as of the end of the first nine months of 2009 for remediation costs, which is our best estimate of the contingent liabilities related to these environmental matters. The Finite Funding may be used to pay a portion of the $18.5 million and thus reduces our future cash obligations. Amounts recorded in our Condensed Consolidated Balance Sheets related to Finite Funding were $8.0 million as of the end of first nine months of 2009 and $9.9 million as of the end of fiscal year 2008 and were recorded in “Other assets,” net of $4.2 million recorded in “Other current assets” as of the end of each respective period.
          Discontinued Operations – Product Liability and Toxic Tort Claims. We also have certain indemnification obligations related to product liability and toxic tort claims that might emanate out of the 1988 agreement with Pneumo Abex. Other companies not owned by or associated with us also are responsible to Pneumo Abex for the financial burden of all asbestos product liability claims filed against Pneumo Abex after a certain date in 1998, except for certain claims indemnified by us. The sites and product liability and toxic tort claims included in the aggregate accrued liabilities we have recorded are described more fully in our Current Report on Form 8-K dated September 18, 2009.
          Four lawsuits have been filed in California, which name several defendants including certain of our prior subsidiaries. The lawsuits allege that we and our former subsidiaries are liable for personal injury and/or property damage resulting from environmental contamination at the Willits facility. The plaintiffs in the lawsuits are seeking an unspecified amount of damages, punitive damages, injunctive relief and medical monitoring damages. On June 18, 2009, the Court dismissed all remaining Avila claims. On July 10, 2009, 248 plaintiffs appealed from various Court orders; on July 17, 2009, there were another 344 appeals filed. Those appeals are pending. We will actively oppose these appeals, and we are actively defending these lawsuits. At this time, we do not believe these lawsuits are material to our business or financial condition. No other significant changes in the status of the above-described sites or claims occurred, and we were not notified of any other significant new sites or claims, during the first nine months of 2009.

          Class Action Lawsuits relating to PepsiCo, Inc. (“PepsiCo”) Proposal. On April 19, 2009, we received a non-binding proposal from PepsiCo to acquire all of the outstanding shares of PepsiAmericas’ common stock that are not already owned by PepsiCo for $11.64 in cash and 0.223 shares of PepsiCo common stock per PepsiAmericas common share. Our Board of Directors formed a Transactions Committee, comprised of all eight independent directors as defined by our Shareholder Agreement with PepsiCo, to evaluate the proposal. On May 7, 2009, we announced that we had informed PepsiCo that our Board of Directors, based on the recommendation of the Transactions Committee, unanimously determined that PepsiCo’s April 19 proposal was not acceptable and was not in the best interest of our shareholders. On August 4, 2009, we announced that we entered into a merger agreement with PepsiCo (see Note 17 for additional information).
          As discussed below, we and members of our Board of Directors have been named defendants in several shareholder class action lawsuits relating to the PepsiCo proposal which are pending in Delaware, New York and Minnesota.
          Delaware. Four separate shareholder lawsuits were filed in Delaware Chancery Court against PepsiCo, PepsiAmericas and members of our Board of Directors by various shareholder plaintiffs on behalf of themselves and all others similarly situated. The Delaware lawsuits have been joined into one action and the plaintiffs have filed a single consolidated complaint. See In re PepsiAmericas, Inc. Shareholders Litigation, Consolidated C.A. No. 4530-VCS (Delaware Court of Chancery) (filed 6/19/09). The putative class plaintiffs contend that PepsiCo’s proposal undervalues the outstanding shares of PepsiAmericas’ common stock. This suit generally alleges that PepsiCo is a controlling shareholder of PepsiAmericas and seeks declaratory relief on the PepsiAmericas’ Certificate of Incorporation against the PepsiAmericas’ directors that the certificate conflicts with Delaware law or, in the alternative, that it cannot apply to insulate PepsiCo’s conduct related to its proposal from liability. The suit also brings claims of breach of fiduciary duty against PepsiCo and PepsiAmericas’ director Matthew McKenna relating to the proposal. In their prayer for relief, the plaintiffs generally seek a declaration that the PepsiAmericas’ directors breached their fiduciary duties in addition to seeking monetary damages, attorneys’ fees and costs, and other declaratory and injunctive relief. PepsiAmericas’ responsive pleading is due November 30, 2009.
          New York. PepsiAmericas is a named defendant in one New York lawsuit, Electrical Workers Pension Fund, Local 103, I.B.E.W. v. PepsiAmericas, Inc. et al., No. 09-09264 (County of Westchester, New York) (filed 4/29/09). This lawsuit brings claims for, among other things, breach of fiduciary duty in connection with PepsiCo’s proposal. PepsiAmericas has sought to dismiss, or in the alternative, stay this New York action pending resolution of the Delaware action. On October 21, 2009, pursuant to a voluntary stipulation entered by the parties, the court issued an order staying the New York action pending resolution of the Delaware consolidated action.
          Minnesota. Three separate shareholder lawsuits were filed in Minnesota against PepsiCo, PepsiAmericas and PepsiAmericas’ directors challenging PepsiCo’s proposal to acquire PepsiAmericas. These lawsuits bring claims for, among other things, breach of fiduciary duty against PepsiAmericas’ directors. On June 29, 2009, the court entered an order, pursuant to stipulation of all parties, staying all three pending actions until the Delaware litigation is resolved. See Alan R. Kahn v. Robert C. Pohlad, Herbert M. Baum, Richard G. Cline, Michael J. Corliss, Pierre S. Du Pont, Archie R. Dykes, Jarobin Gilbert, Jr., James R. Kackley, Matthew M. McKenna, Deborah E. Powell, PepsiAmericas, Inc. and PepsiCo, Inc., Case No. 27-CV-09-9023, (Hennepin County District Court) (filed April 20, 2009); Joseph Leone v. PepsiAmericas, Inc., Robert C. Pohlad, Herbert M. Baum, Richard G. Cline, Michael J. Corliss, Pierre S. Du Pont, Archie B. Dykes, Jarobin Gilbert, Jr., James R. Kackley, Matthew M. McKenna, Deborah E. Powell, and PepsiCo, Inc., Case No. 27-CV-09-9196, (Hennepin County District Court) (filed April 21, 2009); Shirley Simon v. PepsiAmericas, Inc., Robert C. Pohlad, Herbert M. Baum, Richard G. Cline, Michael J. Corliss, Pierre S. Du Pont, Archie B. Dykes, Jarobin Gilbert, Jr., James R. Kackley, Matthew M. McKenna, Deborah E. Powell, and PepsiCo, Inc., Case No. 27-CV-09-11054, (Hennepin County District Court) (filed May 5, 2009). On September 23, 2009, plaintiff Joseph Leone voluntarily dismissed the action captioned Joseph Leone v. PepsiAmericas, Inc., et al.
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
         During the first six months of 2009, we operated in one industry located in three geographic areas — U.S., CEE and the Caribbean. On July 3, 2009, we formed a strategic joint venture with CABCORP to combine our Caribbean operations, excluding the Bahamas, with CABCORP’s Central American operations, including Guatemala, Honduras, El Salvador and Nicaragua. In the U.S., we operate in 19 states. In CEE, we operate in Ukraine, Poland, Romania, Hungary, the Czech Republic and Slovakia and have distribution rights in Moldova, Estonia, Latvia and Lithuania.
         Upon execution of the subscription and share exchange agreement with CABCORP, we deconsolidated our Caribbean business. Our initial investment in the joint venture was recorded at its fair value of $143.0 million in “Other assets” on the Condensed Consolidated Balance Sheet. Beginning in the third quarter of 2009, earnings from the strategic joint venture with CABCORP were recorded in “Equity in net (earnings) loss of nonconsolidated companies” on the Condensed Consolidated Statements of Income and operating results for the Bahamas are included in our U.S. geographic segment.
         Operating income is inclusive of special charges of $0.1 million and $7.1 million in the third quarter of 2009 and 2008, respectively, and $8.4 million and $7.7 million in the first nine months of 2009 and 2008, respectively (see Note 3 for further discussion).
         The following tables present net sales and operating income (loss) of our geographic segments for the third quarter and first nine months of 2009 and 2008 (in millions):

	Third Quarter
	Net Sales		Operating Income (Loss)
	2009	2008	2009	2008

U.S.	$854.6	$882.7	$99.5	$92.6
CEE	279.0	382.4	15.9	58.9
Caribbean	-	62.4	-	(5.2)

Total	$1,133.6	$1,327.5	$115.4	$146.3

	First Nine Months
	Net Sales		Operating Income (Loss)
	2009	2008	2009	2008

U.S.	$2,644.3	$2,580.7	$307.2	$265.1
CEE	707.8	1,004.4	32.6	123.0
Caribbean	100.9	181.9	(1.4)	(6.0)

Total	$3,453.0	$3,767.0	$338.4	$382.1

         In the first quarter of 2009, we determined that certain administrative costs that were previously recorded in our U.S. geographic segment were more appropriately associated with our CEE geographic segment. As a result, we have reclassified $3.5 million and $6.0 million of administrative costs previously recorded in our U.S. geographic segment to our CEE geographic segment for the third quarter of 2008 and the first nine months of 2008, respectively.
17.	Related Party Transactions
         Transactions with PepsiCo
         PepsiCo is considered a related party due to the nature of our franchise relationship and PepsiCo’s ownership interest in us. As of the end of the first nine months of 2009, PepsiCo beneficially owned approximately 43 percent of PepsiAmericas’ outstanding common stock. These shares are subject to a shareholder agreement with our company. As of the end of the first nine months of 2009, net amounts due from PepsiCo were $34.3 million. As of the end of fiscal year 2008, net amounts due from PepsiCo were $5.2 million. During the first nine months of 2009, approximately 80 percent of our total net sales were derived from the sale of PepsiCo products. Significant agreements and transactions between our company and PepsiCo are described below.

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
          Bottler Incentives and Other Support Arrangements. We share a business objective with PepsiCo of increasing availability and consumption of Pepsi-Cola beverages. Accordingly, PepsiCo provides us with various forms of bottler incentives to promote its brands. The level of this support is negotiated regularly and can be increased or decreased at the discretion of PepsiCo. To support volume and market share growth, the bottler incentives cover a variety of initiatives, including direct marketplace, shared media and advertising support. Worldwide bottler incentives from PepsiCo totaled approximately $64.5 million and $64.2 million in the third quarter of 2009 and 2008, respectively. In the first nine months of 2009 and 2008, worldwide bottler incentives from PepsiCo totaled approximately $180.8 million and $179.0 million. There are no conditions or requirements that could result in the repayment of any support payments we received.
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
          National Account Sales and Services. Pursuant to the Master Fountain Syrup Agreement, we provide manufacturing and delivery services to PepsiCo in connection with the production of fountain syrup for PepsiCo’s national account customers and commissaries. We also provide certain manufacturing, delivery and equipment maintenance services to PepsiCo’s national account customers. Net amounts paid or payable by PepsiCo to us for national account sales and services are summarized in the table below. Prior period information related to national account sales and services has been reclassified to conform to current period presentation.
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

          In summary, the Condensed Consolidated Statements of Income include the following income and (expense) transactions with PepsiCo and affiliates (in millions):

	Third Quarter		First Nine Months
	2009	2008	2009	2008
Net sales:
Bottler incentives	$5.5	$9.6	$24.0	$27.2
National account sales and services	58.7	62.9	175.7	175.8

Total	$64.2	$72.5	$199.7	$203.0

Cost of goods sold:
Bottler incentives	$52.7	$47.6	$140.9	$132.9
Purchase of concentrate	(225.5)	(227.9)	(735.4)	(690.9)
Purchases of finished beverage products	(59.7)	(60.3)	(174.8)	(187.6)
Purchases of finished snack food products	(6.6)	(8.2)	(18.1)	(21.5)
Aquafina royalty fee	(12.0)	(13.1)	(33.9)	(38.7)
Procurement services	(1.1)	(1.1)	(3.1)	(3.1)

Total	$(252.2)	$(263.0)	$(824.4)	$(808.9)

SD&A expenses:
Bottler incentives	$6.3	$7.0	$15.9	$18.9
Purchases of advertising materials	(0.4)	(0.6)	(1.3)	(2.2)

Total	$5.9	$6.4	$14.6	$16.7

          Transactions with Bottlers in Which PepsiCo Holds an Equity Interest. We sell finished beverage products to other bottlers in which PepsiCo owns an equity interest, including The Pepsi Bottling Group, Inc. These sales occur in instances where the proximity of our production facilities to the other bottlers’ markets or lack of manufacturing capability, as well as other economic considerations, make it more efficient or desirable for the other bottlers to buy finished product from us. Our sales to other bottlers, including those in which PepsiCo owns an equity interest, were approximately $54.1 million and $56.5 million in the third quarter of 2009 and 2008, respectively, and $171.4 million and $162.5 million in the first nine months of 2009 and 2008, respectively. Our purchases from such other bottlers were $0.2 million and $0.1 million in the third quarter of 2009 and 2008, respectively, and $0.3 million and $0.4 million in the first nine months of 2009 and 2008, respectively.
          Agreement and Plan of Merger with PepsiCo
          PepsiAmericas entered into an Agreement and Plan of Merger dated as of August 3, 2009 (the “Merger Agreement”) with PepsiCo and Pepsi-Cola Metropolitan Bottling Company, Inc., a New Jersey corporation and wholly owned subsidiary of PepsiCo (“Metro”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, PepsiAmericas will be merged with and into Metro (the “Merger”), with Metro continuing as the surviving corporation (the “Surviving Corporation”) and a wholly owned subsidiary of PepsiCo. As of the effective time of the Merger, each outstanding share of common stock of PepsiAmericas (each, a “Company Share”) that is not owned by Metro or PepsiCo or held by PepsiAmericas as treasury stock will be cancelled and converted into the right to receive, at the holder’s election, either 0.5022 shares of common stock of PepsiCo or $28.50 in cash, without interest, subject to proration provisions which provide that an aggregate 50% of the outstanding Company Shares will be converted into the right to receive common stock of PepsiCo and an aggregate 50% of the outstanding Company Shares will be converted into the right to receive cash.
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
          Agreements and Relationships with Dakota Holdings, LLC, Starquest Securities, LLC and Mr. Pohlad
          Under the terms of the merger agreement between Whitman Corporation and the former PepsiAmericas, Inc. (“Whitman merger”), Dakota Holdings, LLC (“Dakota”), a Delaware limited liability company whose members at the time of the Whitman merger included PepsiCo and Pohlad Companies, became the owner of 14,562,970 shares of our common stock, including 377,128 shares purchasable pursuant to the exercise of a warrant. In November 2002, the members of Dakota entered into a redemption agreement pursuant to which the PepsiCo membership interests were redeemed in exchange for certain assets of Dakota. As a result, Dakota became the owner of 12,027,557 shares of our common stock, including 311,470 shares purchasable pursuant to the exercise of a warrant. In June 2003, Dakota converted from a Delaware limited liability company to a Minnesota limited liability company pursuant to an agreement and plan of merger. In January 2006, Starquest Securities, LLC (“Starquest”), a Minnesota limited liability company, obtained the shares of our common stock previously owned by Dakota, including the shares of common stock purchasable upon exercise of the above-referenced warrant, pursuant to a contribution agreement. Such warrant expired unexercised in January 2006, resulting in Starquest holding 11,716,087 shares of our common stock. In February 2008, Starquest acquired an additional 400,000 shares of our common stock pursuant to open market purchases, bringing its holdings to 12,116,087 shares of common stock, or 9.7 percent, as of October 30, 2009. The shares held by Starquest are subject to a shareholder agreement with our company.
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
          Transactions with Pohlad Companies
          We own a one-eighth interest in a Challenger aircraft which we own with Pohlad Companies. SD&A expenses we paid to International Jet, a subsidiary of Pohlad Companies, for office and hangar rent, management fees and maintenance in connection with the storage and operation of this corporate jet were approximately $16,000 and $113,000 in the third quarter of 2009 and 2008, respectively. Jet-related fees were approximately $69,000 and $158,000 in the first nine months of 2009 and 2008, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
          This Quarterly Report on Form 10-Q contains certain forward-looking statements of expected future developments, as defined in the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this Form 10-Q refer to the expectations regarding continuing operating improvement and other matters. These forward-looking statements reflect our expectations and are based on currently available data; however, actual results are subject to future risks and uncertainties, which could materially affect actual performance. Risks and uncertainties that could affect such performance include, but are not limited to, the following: the outcome of, or developments concerning, our pending merger with PepsiCo, Inc. (“PepsiCo”); competition, including product and pricing pressures; changing trends in consumer tastes; changes in our relationship and/or support programs with PepsiCo and other brand owners; market acceptance of new product and package offerings; weather conditions; cost and availability of raw materials; changing legislation, including tax laws; cost and outcome of environmental claims; availability and cost of capital, including changes in our debt ratings; labor and employee benefit costs; unfavorable foreign currency rate fluctuations; cost and outcome of legal proceedings; integration of acquisitions; failure of information technology systems; and general economic, business, regulatory and political conditions in the countries and territories where we operate. See “Risk Factors” in Part II Item 1A of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for fiscal year 2008 for additional information.
          These events and uncertainties are difficult or impossible to predict accurately and many are beyond our control. We assume no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
CRITICAL ACCOUNTING POLICIES
          The preparation of the Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to use estimates. These estimates are made using management’s best judgment and the information available at the time these estimates are made. For a better understanding of our significant accounting policies used in preparation of the Condensed Consolidated Financial Statements, please refer to our Current Report on Form 8-K dated September 18, 2009. We focus your attention on the following critical accounting policies:
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
          Considerable management judgment is necessary to estimate discounted future cash flows in conducting an impairment analysis for goodwill and intangible assets. The cash flows may be impacted by future actions taken by us and our competitors and the volatility of macroeconomic conditions in the markets in which we conduct business. Assumptions used in our impairment analysis, such as forecasted growth rates, cost of capital and additional risk premiums used in the valuations, are based on the best available market information and are consistent with our long-term strategic plans. An inability to achieve strategic business plan targets in a reporting unit, a change in our discount rate or other assumptions could have a significant impact on the fair value of our reporting units and other intangible assets, which could then result in a material non-cash impairment charge to our results of operations. The recent volatility in the global macroeconomic conditions has had a negative impact on our business results. If this volatility continues to persist into the future, the fair value of our goodwill and intangible assets could be adversely impacted.

          During the third quarter of 2009, we completed an impairment testing of our Sandora and Sadochok trademark and tradenames. As a result of this testing, we recorded a $17.4 million non-cash impairment charge ($7.9 million after taxes and noncontrolling interests) based upon the findings of a strategic review of our Ukraine business. In light of weakening macroeconomic conditions, we lowered our expectations of the future performance, which reduced the value of these indefinite life intangible assets. The fair value of our Sandora and Sadochock brands was estimated using a multi-period royalty savings method, which reflects the savings realized by owning the brands and, therefore, not having to pay a royalty fee to a third party.
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
          The effective income tax rate, which is income tax expense expressed as a percentage of income from continuing operations before income taxes and equity in net (earnings) loss of nonconsolidated companies, was 36.6 percent in the first nine months of 2009 compared to 29.6 percent in the first nine months of 2008. The higher tax rate was due primarily to the impact of the deconsolidation of our Caribbean business and a change in the geographic mix of earnings and the associated varying statutory tax rates.
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
RESULTS OF OPERATIONS
BUSINESS OVERVIEW
          We manufacture, distribute, and market a broad portfolio of beverage products primarily in the U.S. and Central and Eastern Europe (“CEE”). We sell a variety of brands that we bottle under franchise agreements with various brand owners, the majority with PepsiCo or PepsiCo joint ventures. In some territories, we manufacture, package, sell and distribute our own brands, such as Sandora, Sadochok and Toma. We also distribute snack foods in certain markets. We serve a significant portion of 19 states throughout the central region of the U.S. In CEE, we serve Ukraine, Poland, Romania, Hungary, the Czech Republic, and Slovakia, with distribution rights in Moldova, Estonia, Latvia and Lithuania. In addition, we have an equity investment in Agrima, which produces, sells and distributes PepsiCo products and other beverages in Bulgaria. Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and accompanying Notes in this Quarterly Report on Form 10-Q and our Current Report on Form 8-K dated September 18, 2009.
          In the first six months of 2009, we manufactured and distributed beverage products in the Caribbean, including Puerto Rico, Jamaica and Trinidad and Tobago, with distribution rights in the Bahamas and Barbados. On July 3, 2009, we formed a strategic joint venture with The Central America Beverage Corporation (“CABCORP”) to combine our Caribbean operations, excluding the Bahamas, with CABCORP’s Central American operations, including Guatemala, Honduras, El Salvador and Nicaragua. We own an 18 percent interest in the CABCORP joint venture.
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
Financial Results
          Net income attributable to PepsiAmericas, Inc. in the third quarter of 2009 was $63.5 million, or $0.51 per diluted common share, compared to $73.1 million, or $0.58 per diluted common share, in the third quarter of 2008. Net income attributable to PepsiAmericas, Inc. in the first nine months of 2009 was $146.6 million, or $1.18 per diluted common share, compared to $188.6 million or $1.48 per diluted common share, in the first nine months of 2008. In the third quarter and first nine months of 2009, worldwide volume declined 13.1 percent and 7.9 percent, respectively. Net pricing on a worldwide basis decreased 2.3 percent and 1.2 percent for the third quarter and first nine months of 2009, respectively, and cost of goods sold per unit decreased 2.7 percent and 1.9 percent for the third quarter and first nine months of 2009, respectively. Both measures were significantly impacted by foreign currency exchange rates. The impact of foreign currency movements reduced earnings per diluted common share by $0.31 in the third quarter of 2009 and $0.71 in the first nine months of 2009. The deconsolidation of our Caribbean business reduced earnings per diluted common share by $0.19 in the first nine months of 2009.

Seasonality
          Our business is seasonal with the second and third quarters generating higher sales volumes than the first and fourth quarters. Accordingly, the operating results of any individual quarter may not be indicative of a full year’s operating results.
Items Impacting Comparability
Special Charges
          In the third quarter and first nine months of 2009, we recorded special charges of $0.1 million and $8.4 million, respectively. In the third quarter and first nine months of 2009, we recorded $0.1 million and $7.0 million, respectively, of special charges in CEE related to the restructuring of our Hungary operations, primarily for severance and fixed asset impairments. In the first nine months of 2009, we recorded $1.4 million of special charges, net of recoveries in the Caribbean and the U.S. related to restructuring and severance costs.
          In the third quarter and first nine months of 2008, we recorded special charges of $7.1 million and $7.7 million, respectively. We recorded $5.9 million of special charges in the Caribbean in the third quarter of 2008, which consisted of a $2.9 million impairment charge related to a franchise right intangible asset with an indefinite life and a $3.0 million impairment of fixed assets. In the third quarter of 2008, we recorded $0.6 million in CEE related to severance, leasehold improvement asset write-offs and lease termination payments. In the third quarter and first nine months of 2008, we recorded $0.6 million and $1.2 million, respectively, in the U.S. related to our previously announced strategic realignment of the U.S. sales organization, primarily for relocation costs.
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
          Beginning in the third quarter of 2009, earnings from the strategic joint venture with CABCORP were recorded in “Equity in net (earnings) loss of nonconsolidated companies” on the Condensed Consolidated Statements of Income and operating results for the Bahamas are included in our U.S. geographic segment. Due to the timing of the receipt of available financial information, we record equity in net earnings from the joint venture on a one-month lag basis.
Unrealized Losses (Gains) on Derivatives
          Unrealized losses (gains) on derivatives consist of the change in market value of derivative instruments that were not designated as hedging instruments. These derivative instruments are used to manage the risks associated with the variability in the market price for forecasted purchases of certain commodities. As a result of the subsequent change in the price of certain commodities, we recognized this mark-to-market impact during the first nine months of the year which will reverse out over the balance of the year as the forecasted purchases occur.
          In the third quarter of 2009, we recorded $0.6 million of unrealized gains on derivatives in the U.S. related to commodity contracts; $1.2 million of unrealized gains were recorded in cost of goods sold and $0.6 million of unrealized losses were recorded in selling, delivery and administrative (“SD&A”) expenses. In the first nine months of 2009, we recorded $2.5 million of unrealized gains on derivatives in the U.S. related to commodity contracts; $2.2 million was recorded in cost of goods sold and $0.3 million was recorded in SD&A expenses. In the third quarter of 2008, we recorded $0.7 million of unrealized losses in SD&A expenses in the U.S. related to commodity contracts. In the first nine months of 2008, we recorded $0.1 million of unrealized gains on derivatives in cost of goods sold and $0.7 million of unrealized losses on derivatives in SD&A expenses.
PepsiCo Merger Fees
          On August 4, 2009, we announced that we entered into a merger agreement with PepsiCo, whereby PepsiAmericas will be merged with and into a wholly owned subsidiary of PepsiCo, subject to regulatory and shareholder approval. In the third quarter and first nine months of 2009, we recorded $1.8 million and $4.0 million, respectively, of fees associated with the pending merger with PepsiCo in SD&A expenses in the U.S. geographic segment. In connection with this merger transaction, we have retained certain external advisors and expect to incur aggregate fees in the range of $25 million to $30 million.

Marketable Securities Impairment
          In the first nine months of 2009, we recorded an other-than-temporary loss of $2.1 million to write-off our remaining investment in an equity security, Northfield Laboratories, Inc., that was classified as available-for-sale. The loss was recorded in other expense, net.
Non-operating Assets Impairment
          In the first nine months of 2009, we recorded a $4.9 million write down of non-operating assets in the U.S. The loss was recorded in SD&A expenses in the U.S. geographic segment.
Intangible Assets Impairment
          In the third quarter of 2009, we recorded a $17.4 million impairment charge ($7.9 million after taxes and noncontrolling interests) on our Sandora and Sadochok brands. This non-cash charge resulted from our determination that the carrying value of these indefinite life intangible assets exceeded their fair value.
RESULTS OF OPERATIONS
2009 THIRD QUARTER COMPARED WITH 2008 THIRD QUARTER
          The following is a discussion of our results of operations for the third quarter of 2009 compared to the third quarter of 2008.
Volume
          Sales volume growth (decline) for the third quarter of 2009 and 2008 was as follows:

Volume	2009	2008
U.S.	(8.9%)	(2.4%)
CEE	(9.3%)	38.2%
Caribbean	(100.0%)	(15.5%)
Worldwide	(13.1%)	7.9%

	2009 compared to 2008
Volume Change	U.S.	CEE	Worldwide
Constant territory volume	(8.9%)	(9.3%)	(9.0%)
Deconsolidation of Caribbean	--	--	(4.1%)

Change in volume	(8.9%)	(9.3%)	(13.1%)

          In the third quarter of 2009, worldwide volume declined 13.1 percent due to the difficult economic environment, the quarterly shift of the Fourth of July holiday into the second quarter of 2009 and the deconsolidation of the Caribbean business.
          Volume in the U.S. decreased 8.9 percent in the third quarter of 2009 compared to the third quarter of 2008. Carbonated soft drink volume decreased 8 percent compared to the prior year period as a result of the holiday calendar shift, as well as unusually soft post-holiday take-home volume. Non-carbonated soft drinks decreased 11 percent, which reflected the continued decline in the low-margin Aquafina take home package and Trademark Lipton. Single serve volume continued to grow in the retail channel while softness in the foodservice channels, particularly third party operators and vending, drove overall single serve declines in the quarter.
          Volume in CEE declined 9.3 percent in the third quarter of 2009 compared to the third quarter of 2008, as difficult economic conditions continued in our emerging markets, particularly Romania. These challenges were partially offset by double digit volume growth in Poland during the third quarter of 2009.

Net Sales
          Net sales and net pricing statistics for the third quarter of 2009 and 2008 were as follows (dollar amounts in millions):

Net Sales	2009	2008	Change
U.S.	$854.6	$882.7	(3.2%)
CEE	279.0	382.4	(27.0%)
Caribbean	-	62.4	(100.0%)

Worldwide	$1,133.6	$1,327.5	(14.6%)

	2009 compared to 2008
Net Sales Change	U.S.	CEE	Worldwide
Volume impact*	(7.5%)	(8.6%)	(7.9%)
Net price per case, excluding impact of foreign currency	5.5%	6.5%	5.8%
Impact of foreign currency	--	(23.6%)	(7.1%)
Deconsolidation of Caribbean	--	--	(4.4%)
Non-core	(1.2%)	(1.3%)	(1.0%)

Change in net sales	(3.2%)	(27.0%)	(14.6%)

*	The amounts in this table represent the dollar impact on net sales due to changes in volume and are not intended to equal the absolute change in volume.

Net Pricing Growth (Decline)**	2009	2008
U.S.	5.5%	3.6%
CEE	(19.5%)	18.4%
Worldwide	(2.3%)	5.5%

**	Includes the impact from deconsolidation and foreign currency on core net sales.
          Net sales decreased $193.9 million, or 14.6 percent, to $1,133.6 million in the third quarter of 2009 compared to $1,327.5 million in the third quarter of 2008. The decrease was driven by the unfavorable impact of foreign currency, which was responsible for 7.1 percentage points of decline, and lower volume in both the U.S. and CEE. The deconsolidation of the Caribbean business reduced net sales by 4.4 percentage points.
          Net sales in the U.S. for the third quarter of 2009 decreased $28.1 million, or 3.2 percent, to $854.6 million from $882.7 million in the prior year third quarter. The decrease in net sales was mainly due to lower volume partly offset by 5.5 percent growth in net pricing, driven mainly by rate increases to cover higher raw material costs.
          Net sales in CEE for the third quarter of 2009 decreased $103.4 million, or 27.0 percent, to $279.0 million from $382.4 million in the third quarter of 2008. Foreign currency contributed 23.6 percentage points of the decrease, with the remaining decrease primarily attributed to lower volume. The decrease in net sales was offset partly by an increase in net pricing of 6.5 percent on a currency-neutral basis, driven by increases in rate to cover higher raw material costs and, in part, transactional currency headwinds.

Cost of Goods Sold
          Cost of goods sold and cost of goods sold per unit statistics for the third quarter of 2009 and 2008 were as follows (dollar amounts in millions):

Cost of Goods Sold	2009	2008	Change
U.S.	$496.5	$521.1	(4.7%)
CEE	169.6	217.7	(22.1%)
Caribbean	-	46.5	(100.0%)

Worldwide	$666.1	$785.3	(15.2%)

	2009 compared to 2008
Cost of Goods Sold Change	U.S.	CEE	Worldwide
Volume impact*	(7.3%)	(8.4%)	(7.6%)
Cost per case, excluding impact of foreign currency	4.4%	0.7%	3.3%
Impact of foreign currency	--	(13.4%)	(4.0%)
Unrealized gains on derivatives	(0.2%)	--	(0.2%)
Deconsolidation of Caribbean	--	--	(5.8%)
Non-core	(1.6%)	(1.0%)	(0.9%)

Change in cost of goods sold	(4.7%)	(22.1%)	(15.2%)

*	The amounts in this table represent the dollar impact on cost of goods sold due to changes in volume and are not intended to equal the absolute change in volume.

Cost of Goods Sold per Unit Increase (Decrease)**	2009	2008
U.S.	4.4%	2.8%
CEE	(13.6%)	24.5%
Worldwide	(2.7%)	5.5%
**	Includes the impact from deconsolidation and foreign currency on core cost of goods sold.
          Cost of goods sold decreased $119.2 million, or 15.2 percent, to $666.1 million in the third quarter of 2009 from $785.3 million in the prior year third quarter. The decrease was primarily driven by the decline in volume and the favorable impact of foreign currency, which contributed 4.0 percentage points to the decrease. The deconsolidation of the Caribbean business reduced cost of goods sold by 5.8 percentage points. On a constant territory currency neutral basis, cost of goods sold per unit increased 3.3 percent in the third quarter of 2009 compared to the same period in 2008, reflecting raw material cost increases offset partly by system efficiencies.
          In the U.S., cost of goods sold decreased $24.6 million, or 4.7 percent, to $496.5 million in the third quarter of 2009 from $521.1 million in the prior year third quarter. The decrease was driven by lower volume and the favorable impact of ineffectiveness recorded on derivatives during the third quarter of 2009, partially offset by higher raw material costs.
          In CEE, cost of goods sold decreased $48.1 million, or 22.1 percent, to $169.6 million in the third quarter of 2009 compared to $217.7 million in the prior year third quarter. Foreign currency contributed 13.4 percentage points to the decrease in cost of goods sold, with the remaining decrease primarily attributed to a decline in volume. Cost of goods sold per unit increased 0.7 percent on a currency-neutral basis in the third quarter of 2009 compared to the third quarter of 2008, due to higher raw material costs.

Selling, Delivery and Administrative Expenses
          SD&A expenses and SD&A expense statistics for the third quarter of 2009 and 2008 were as follows (dollar amounts in millions):

SD&A Expenses	2009	2008	Change
U.S.	$258.6	$268.4	(3.7%)
CEE	76.0	105.2	(27.8%)
Caribbean	-	15.2	(100.0%)

Worldwide	$334.6	$388.8	(13.9%)

	2009 compared to 2008
SD&A Expense Change	U.S.	CEE	Worldwide
Cost impact, excluding items listed below	(3.7%)	(12.8%)	(6.2%)
Impact of foreign currency	--	(15.0%)	(4.2%)
Deconsolidation of Caribbean	--	--	(3.5%)

Change in SD&A expense	(3.7%)	(27.8%)	(13.9%)

SD&A Expenses as a Percent of Net Sales	2009	2008
U.S.	30.3%	30.4%
CEE	27.2%	27.5%
Worldwide	29.5%	29.3%
          In the third quarter of 2009, SD&A expenses decreased $54.2 million, or 13.9 percent, to $334.6 million from $388.8 million in the comparable period of the previous year. Foreign currency reduced SD&A expenses by 4.2 percentage points in the third quarter of 2009. The deconsolidation of the Caribbean business reduced SD&A expenses by 3.5 percentage points.
          In the U.S., SD&A expenses decreased $9.8 million, or 3.7 percent, to $258.6 million in the third quarter of 2009 compared to $268.4 million in the prior year third quarter. SD&A expenses decreased in the third quarter of 2009 due to lower fuel costs, lower compensation and benefit costs, the timing of productivity initiatives and insurance costs, as well as lower volumes. The decrease in SD&A expenses was partially offset by $1.8 million of fees associated with the pending PepsiCo merger.
          In CEE, SD&A expenses decreased $29.2 million, or 27.8 percent, to $76.0 million in the third quarter of 2009 compared to $105.2 million in the prior year third quarter. Foreign currency contributed 15.0 percentage points to the decrease. As a percentage of net sales, SD&A expenses decreased to 27.2 percent compared to 27.5 percent in the third quarter of 2008.
Operating Income
          Operating income for the third quarter of 2009 and 2008 was as follows (in millions):

Operating Income	2009	2008	Change
U.S.	$99.5	$92.6	7.5%
CEE	15.9	58.9	(73.0%)
Caribbean	-	(5.2)	(100.0%)

Worldwide	$115.4	$146.3	(21.1%)

	2009 compared to 2008
Operating Income Change	U.S.	CEE	Worldwide
Operating results, excluding items listed below	6.1%	3.7%	5.1%
Impact of foreign currency	--	(76.7%)	(29.8%)
Unrealized gains on derivatives	1.4%	--	0.9%
Deconsolidation of Caribbean	--	--	2.7%

Change in operating income	7.5%	(73.0%)	(21.1%)

          Operating income decreased $30.9 million, or 21.1 percent, to $115.4 million in the third quarter of 2009, compared to $146.3 million in the third quarter of 2008 reflecting the negative impact from foreign currency.
          Operating income in the U.S. increased $6.9 million, or 7.5 percent, to $99.5 million in the third quarter of 2009 from $92.6 million in the third quarter of 2008. The increase was primarily due to lower SD&A expenses, offset partly by the decrease in net sales.
          Operating income in CEE decreased $43.0 million, or 73.0 percent, to $15.9 million in the third quarter of 2009 from $58.9 million in the prior year third quarter. Operating income decreased in the third quarter of 2009 due to a $17.4 million impairment charge recorded on our Sandora and Sadochok brands. The remaining decline in operating performance was mainly due to the negative impact of foreign currency and the decrease in volume. Partially offsetting the impact of foreign currency and lower volume was strong pricing on a currency-neutral basis and effective cost management.
Interest Expense, Net and Other Expense, Net
          Interest expense, net decreased $5.1 million in the third quarter of 2009 to $22.4 million, compared to $27.5 million in the third quarter of 2008, due primarily to lower interest rates on floating rate debt and capitalized interest associated with capital projects in Romania and Ukraine.
          We recorded other expense, net, of $4.9 million in the third quarter of 2009 compared to $1.4 million in the third quarter of 2008. Foreign currency transaction losses were $3.1 million in the third quarter of 2009 compared to foreign currency transaction gains of $0.8 million in the prior year third quarter.
Income Taxes
          The effective income tax rate, which is income tax expense expressed as a percentage of income from continuing operations before income taxes and equity in net (earnings) loss of nonconsolidated companies, was 34.5 percent in the third quarter of 2009 compared to 27.0 percent in the third quarter of 2008. The higher tax rate was due primarily to a change in the geographic mix of earnings and the associated varying statutory tax rates.
Equity in Net (Earning) Loss of Nonconsolidated Companies
          Equity in net (earnings) loss of nonconsolidated companies consists of our 18 percent interest in a joint venture with CABCORP and our 20 percent interest in a joint venture that owns Agrima in Bulgaria. Equity in net earnings of nonconsolidated companies was $0.7 million in the third quarter of 2009, compared to equity in net loss of nonconsolidated companies of $0.1 million in the third quarter of 2008.
Net Income
          Net income consists of income attributable to both PepsiAmericas, Inc. and noncontrolling interests. Net income decreased $18.0 million to $58.4 million in the third quarter of 2009, compared to $76.4 million in the third quarter of 2008. The discussion of our operating results, included above, explains the decrease in net income.

Net (Loss) Income Attributable to Noncontrolling Interests
          We fully consolidated the operating results of Sandora and the Bahamas in our Condensed Consolidated Statements of Income. Net (loss) income attributable to noncontrolling interests represented 40 percent of Sandora results and 30 percent of the Bahamas results. Net loss attributable to noncontrolling interests was $5.1 million in the third quarter of 2009, compared to net income attributable to noncontrolling interests of $3.3 million in the third quarter of 2008, primarily reflecting the lower operating results from the Sandora business, including the intangible assets impairment charge recorded in the third quarter of 2009.
Net Income Attributable to PepsiAmericas, Inc.
          Net income attributable to PepsiAmericas, Inc. decreased $9.6 million to $63.5 million in the third quarter of 2009, compared to $73.1 million in the third quarter of 2008. The discussion of our operating results, included above, explains the decrease in net income attributable to PepsiAmericas, Inc.
RESULTS OF OPERATIONS
2009 FIRST NINE MONTHS COMPARED WITH 2008 FIRST NINE MONTHS
          The following is a discussion of our results of operations for the first nine months of 2009 compared to the first nine months of 2008.
Volume
          Sales volume (decline) growth for the first nine months of 2009 and 2008 was as follows:

Volume	2009	2008
U.S.	(3.3%)	(3.1%)
CEE	(11.4%)	48.9%
Caribbean	(43.6%)	(4.0%)
Worldwide	(7.9%)	9.5%

	2009 compared to 2008
Volume Change	U.S.	CEE	Caribbean	Worldwide
Constant territory volume	(3.3%)	(11.4%)	(15.9%)	(6.4%)
Deconsolidation of Caribbean	--	--	(27.7%)	(1.5%)

Change in volume	(3.3%)	(11.4%)	(43.6%)	(7.9%)

          In the first nine months of 2009, worldwide volume declined 7.9 percent, with declines in each geographic segment that were driven by global macroeconomic factors. The deconsolidation of the Caribbean business reduced volume by 1.5 percentage points.
          Volume in the U.S. declined 3.3 percent in the first nine months of 2009 compared to the first nine months of 2008. Carbonated soft drink volume decreased 2 percent compared to the prior year period. Non-carbonated soft drinks decreased approximately 10 percent, which reflected the continued decline in the low margin Aquafina take-home package and trademark Lipton. Single serve volume grew in the retail channel while softness in the foodservice channels drove overall single serve volume declines in the first nine months of 2009.
          Volume in CEE declined 11.4 percent in the first nine months of 2009 compared to the first nine months of 2008, reflecting continued category softness and adverse weather conditions. Additionally, volume was adversely impacted by softness in the third-party distributor business in Romania and the export business in Ukraine.
          Volume in the Caribbean declined 43.6 percent in the first nine months of 2009 compared to the same period last year. The deconsolidation of the Caribbean business reduced volume by 27.7 percentage points. The remaining decrease was driven mainly by a weaker economy in Puerto Rico.

Net Sales
          Net sales and net pricing statistics for the first nine months of 2009 and 2008 were as follows (dollar amounts in millions):

Net Sales	2009	2008	Change
U.S.	$2,644.3	$2,580.7	2.5%
CEE	707.8	1,004.4	(29.5%)
Caribbean	100.9	181.9	(44.5%)

Worldwide	$3,453.0	$3,767.0	(8.3%)

	2009 compared to 2008
Net Sales Change	U.S.	CEE	Caribbean	Worldwide
Volume impact*	(2.8%)	(10.6%)	(13.8%)	(5.6%)
Net price per case, excluding impact of foreign currency	5.4%	8.0%	7.0%	6.6%
Impact of foreign currency	--	(25.1%)	(7.4%)	(7.1%)
Deconsolidation of Caribbean	--	--	(28.9%)	(1.5%)
Non-core	(0.1%)	(1.8%)	(1.4%)	(0.7%)

Change in net sales	2.5%	(29.5%)	(44.5%)	(8.3%)

*	The amounts in this table represent the dollar impact on net sales due to changes in volume and are not intended to equal the absolute change in volume.

Net Pricing Growth (Decline)**	2009	2008
U.S.	5.4%	3.9%
CEE	(20.5%)	17.9%
Caribbean	(3.4%)	4.3%
Worldwide	(1.2%)	4.6%
**	Includes the impact from deconsolidation and foreign currency on core net sales.
          Net sales decreased $314.0 million, or 8.3 percent, to $3,453.0 million in the first nine months of 2009 compared to $3,767.0 million in the first nine months of 2008. The decrease was mainly attributable to the unfavorable impact of foreign currency, which was responsible for 7.1 percentage points of the decline, and a decrease in volume. Strong pricing in all geographies drove growth in net sales, with net pricing on a currency-neutral basis increasing by 6.6 percent in the first nine months of 2009.
          Net sales in the U.S. for the first nine months of 2009 increased $63.6 million, or 2.5 percent, to $2,644.3 million from $2,580.7 million in the prior year first nine months. The increase in net sales was mainly due to 5.4 percent net pricing growth, driven mainly by rate increases to cover higher raw material costs, partly offset by a decline in volume.
          Net sales in CEE for the first nine months of 2009 decreased $296.6 million, or 29.5 percent, to $707.8 million from $1,004.4 million in the first nine months of 2008. Foreign currency contributed 25.1 percentage points of the decrease, with the remaining decrease primarily attributed to lower volume associated with economic conditions and adverse weather. This decrease was offset partly by an increase in net pricing of 8.0 percent on a currency-neutral basis, driven by increases in rate and a positive contribution from package mix.
          Net sales in the Caribbean decreased $81.0 million, or 44.5 percent in the first nine months of 2009 to $100.9 million from $181.9 million in the first nine months of 2008. The deconsolidation of the Caribbean business reduced net sales 28.9 percentage points. The remaining decrease in net sales reflected a decline in constant territory volume and the unfavorable impact of foreign currency.

Cost of Goods Sold
          Cost of goods sold and cost of goods sold per unit statistics for the first nine months of 2009 and 2008 were as follows (dollar amounts in millions):

Cost of Goods Sold	2009	2008	Change
U.S.	$1,538.8	$1,517.0	1.4%
CEE	438.4	600.2	(27.0%)
Caribbean	75.4	137.0	(45.0%)

Worldwide	$2,052.6	$2,254.2	(8.9%)

	2009 compared to 2008
Cost of Goods Sold Change	U.S.	CEE	Caribbean	Worldwide
Volume impact*	(2.7%)	(10.4%)	(13.9%)	(5.5%)
Cost per case, excluding impact of foreign currency	4.4%	--	6.7%	3.5%
Impact of foreign currency	--	(15.7%)	(7.7%)	(4.6%)
Unrealized gains on derivatives	(0.1%)	--	--	(0.1%)
Deconsolidation of Caribbean	--	--	(28.3%)	(1.9%)
Non-core	(0.2%)	(0.9%)	(1.8%)	(0.3%)

Change in cost of goods sold	1.4%	(27.0%)	(45.0%)	(8.9%)

*	The amounts in this table represent the dollar impact on cost of goods sold due to changes in volume and are not intended to equal the absolute change in volume.

Cost of Goods Sold per Unit Increase (Decrease)**	2009	2008
U.S.	4.4%	3.7%
CEE	(17.4%)	26.0%
Caribbean	(3.7%)	5.5%
Worldwide	(1.9%)	5.8%

**	Includes the impact from deconsolidation and foreign currency on core cost of goods sold.
          Cost of goods sold decreased $201.6 million, or 8.9 percent, to $2,052.6 million in the first nine months of 2009 from $2,254.2 million in the prior year first nine months. The decrease was driven by the favorable impact of foreign currency, which contributed 4.6 percentage points to the decrease, and the decline in volume, partially offset by higher raw material costs. Cost of goods sold per unit on a currency-neutral basis increased 3.5 percent in the first nine months of 2009 compared to the same period in 2008.
          In the U.S., cost of goods sold increased $21.8 million, or 1.4 percent, to $1,538.8 million in the first nine months of 2009 from $1,517.0 million in the prior year first nine months. The increase was mainly driven by a cost of goods sold per unit increase of 4.4 percent due to higher raw material costs.
          In CEE, cost of goods sold decreased $161.8 million, or 27.0 percent, to $438.4 million in the first nine months of 2009 compared to $600.2 million in the prior year first nine months. Foreign currency contributed 15.7 percentage points to the decrease in cost of goods sold, with the remaining decrease primarily attributed to a decline in volume. There was no change in the cost of goods sold per unit on a currency-neutral basis in the first nine months of 2009 compared to first nine months of 2008. Lower juice concentrate and overhead costs offset increases in other raw material costs.
          In the Caribbean, cost of goods sold decreased $61.6 million, or 45.0 percent, to $75.4 million in the first nine months of 2009 compared to $137.0 million in the first nine months of 2008. The deconsolidation of the Caribbean business reduced cost of goods sold by 28.3 percentage points. The remaining decrease in cost of goods sold was driven by a decline in constant territory volume and the favorable impact of foreign currency.

Selling, Delivery and Administrative Expenses
          SD&A expenses and SD&A expense statistics for the first nine months of 2009 and 2008 were as follows (dollar amounts in millions):

SD&A Expenses	2009	2008	Change
U.S.	$798.4	$797.4	0.1%
CEE	212.4	280.6	(24.3%)
Caribbean	25.4	45.0	(43.6%)

Worldwide	$1,036.2	$1,123.0	(7.7%)

	2009 compared to 2008
SD&A Expense Change	U.S.	CEE	Caribbean	Worldwide
Cost impact, excluding items listed below	0.2%	(6.7%)	(6.7%)	(1.6%)
Impact of foreign currency	--	(17.6%)	(8.1%)	(4.7%)
Unrealized gains on derivatives	(0.1%)	--	--	(0.1%)
Deconsolidation of Caribbean	--	--	(28.8%)	(1.3%)

Change in SD&A expense	0.1%	(24.3%)	(43.6%)	(7.7%)

SD&A Expenses as a Percent of Net Sales	2009	2008
U.S.	30.2%	30.9%
CEE	30.0%	27.9%
Caribbean	25.2%	24.7%
Worldwide	30.0%	29.8%
          In the first nine months of 2009, SD&A expenses decreased $86.8 million, or 7.7 percent, to $1,036.2 million from $1,123.0 million in the comparable period of the previous year. Foreign currency reduced SD&A expenses by 4.7 percentage points in the first nine months of 2009.
          In the U.S., SD&A expenses increased $1.0 million, or 0.1 percent, to $798.4 million in the first nine months of 2009 compared to $797.4 million in the prior year first nine months. SD&A expenses increased in the first nine months of 2009 due to $4.0 million of fees associated with the PepsiCo merger and a $4.9 million impairment charge for non-operating assets, offset partly by lower fuel costs and the timing of productivity initiatives and certain insurance costs. As a percentage of net sales, SD&A expenses decreased to 30.2 percent compared to 30.9 percent in the first nine months of 2008.
          In CEE, SD&A expenses decreased $68.2 million, or 24.3 percent, to $212.4 million in the first nine months of 2009 compared to $280.6 million in the prior year first nine months. Foreign currency contributed 17.6 percentage points to the decrease. The remaining decrease was due to lower volume and decreased compensation and advertising costs. As a percentage of net sales, SD&A expenses increased to 30.0 percent compared to 27.9 percent in the first nine months of 2008.
          In the Caribbean, SD&A expenses decreased $19.6 million, or 43.6 percent, to $25.4 million in the first nine months of 2009 from $45.0 million in the prior year first nine months. The deconsolidation of the Caribbean business reduced SD&A expenses by 28.8 percentage points. The remaining decrease reflected the impact of lower constant territory volume and the benefits from the restructuring of the business.

Operating Income (Loss)
          Operating income (loss) for the first nine months of 2009 and 2008 was as follows (in millions):

Operating Income (Loss)	2009	2008	Change
U.S.	$307.2	$265.1	15.9%
CEE	32.6	123.0	(73.5%)
Caribbean	(1.4)	(6.0)	76.7%

Worldwide	$338.4	$382.1	(11.4%)

	2009 compared to 2008
Operating Income (Loss) Change	U.S.	CEE	Caribbean	Worldwide
Operating results, excluding items listed below	14.7%	14.9%	(150.0%)	14.5%
Impact of foreign currency	--	(88.4%)	75.0%	(27.9%)
Unrealized gains on derivatives	1.2%	--	--	0.8%
Deconsolidation of Caribbean	--	--	151.7%	1.2%

Change in operating income (loss)	15.9%	(73.5%)	76.7%	(11.4%)

          Operating income decreased $43.7 million, or 11.4 percent, to $338.4 million in the first nine months of 2009, compared to $382.1 million in the first nine months of 2008 reflecting the negative impact from foreign currency and the global economic conditions, particularly in CEE.
          Operating income in the U.S. increased $42.1 million, or 15.9 percent, to $307.2 million in the first nine months of 2009 from $265.1 million in the first nine months of 2008. The increase was primarily due to higher net sales, offset partly by higher raw material costs and a moderate increase in SD&A expenses due to the impairment of non-operating assets and fees associated with the pending PepsiCo merger.
          Operating income in CEE decreased $90.4 million, or 73.5 percent, to $32.6 million in the first nine months of 2009 from $123.0 million in the prior year first nine months. The decline in operating performance was mainly due to the negative impact of foreign currency, a decrease in volume, intangible assets impairment charges of $17.4 million related to our Sandora and Sadochok brands and special charges of $7.0 million related to the restructuring of our Hungary operations.
          The operating loss in the Caribbean was $1.4 million in the first nine months of 2009, compared to $6.0 million in the prior year first nine months. The improvement in operating results was mainly due to a decrease in special charges of $4.4 million in the first nine months of 2009 as compared with the first nine months of 2008.
Interest Expense, Net and Other Expense, Net
          Interest expense, net decreased $10.4 million in the first nine months of 2009 to $75.2 million, compared to $85.6 million in the first nine months of 2008, mainly due to lower interest rates on floating rate debt and higher interest income.
          We recorded other expense, net, of $11.0 million in the first nine months of 2009 compared to $1.6 million reported in the first nine months of 2008. Foreign currency transaction losses were $3.5 million in the first nine months of 2009 compared to foreign currency transaction gains of $5.0 million in the prior year first nine months. In the first nine months of 2009, we recorded an other-than-temporary loss of $2.1 million to write off our remaining investment in an equity security, Northfield Laboratories, Inc., that was classified as available-for-sale.
Income Taxes
          The effective income tax rate, which is income tax expense expressed as a percentage of income from continuing operations before income taxes and equity in net (earnings) loss of nonconsolidated companies, was 36.6 percent for the first nine months of 2009, compared to 29.6 percent in the first nine months of 2008. The higher tax rate was due primarily to the impact of the deconsolidation of our Caribbean business and a change in the geographic mix of earnings and the associated varying statutory tax rates.

Equity in Net Loss of Nonconsolidated Companies
          Equity in net loss of nonconsolidated companies consists of our 18 percent interest in a joint venture with CABCORP and our 20 percent interest in a joint venture that owns Agrima in Bulgaria. Equity in net loss of nonconsolidated companies was not material in the first nine months of 2009. Equity in net loss of nonconsolidated companies was $0.7 million in the first nine months of 2008.
Net Income
          Net income consists of income attributable to both PepsiAmericas, Inc. and noncontrolling interests. Net income decreased $54.1 million to $143.5 million in the first nine months of 2009, compared to $197.6 million in the first nine months of 2008. The discussion of our operating results, included above, and the $25.8 million non-cash loss from the deconsolidation of our Caribbean business explain the decrease in net income.
Net (Loss) Income Attributable to Noncontrolling Interests
          We fully consolidated the operating results of Sandora and the Bahamas in our Condensed Consolidated Statements of Income. Net (loss) income attributable to noncontrolling interests represented 40 percent of Sandora results and 30 percent of the Bahamas results. Net loss attributable to noncontrolling interests was $3.1 million compared to net income attributable to noncontrolling interests of $9.0 million in the first nine months of 2008, primarily reflecting the lower operating results from the Sandora business, including the intangible assets impairment charge recorded in the third quarter of 2009.
Net Income Attributable to PepsiAmericas, Inc.
          Net income attributable to PepsiAmericas, Inc. decreased $42.0 million to $146.6 million in the first nine months of 2009, compared to $188.6 million in the first nine months of 2008. The discussion of our operating results, included above, explains the decrease in net income attributable to PepsiAmericas, Inc.
LIQUIDITY AND CAPITAL RESOURCES
          Operating Activities. Net cash provided by operating activities of continuing operations decreased by $206.7 million to $113.5 million in the first nine months of 2009 compared to $320.2 million in the first nine months of 2008. In March 2009, we terminated our trade receivable securitization program, resulting in a $150 million decrease in cash flows from operating activities. The remaining decrease can mainly be attributed to changes in working capital, lower earnings and an $11.1 million contribution made to our pension plans in the first nine months of 2009.
          Investing Activities. Investing activities in the first nine months of 2009 included capital investments of $174.1 million, which were $11.2 million higher than the first nine months of 2008 primarily due to additional capital investments in Romania and Ukraine. In the first nine months of 2009, we paid $12.7 million in the aggregate to obtain certain distribution rights for Crush, Rockstar and Muscle Milk.
          On July 3, 2009, we formed a strategic joint venture with CABCORP to combine our Caribbean operations, excluding the Bahamas, with CABCORP’s Central American operations. As a result, we deconsolidated our Caribbean business resulting in a $7.1 million reduction in cash and cash equivalents.
          Financing Activities. Our total debt increased $117.7 million to $2,285.0 million as of the end of the first nine months of 2009, up from $2,167.3 million as of the end of fiscal year 2008. During the first quarter of 2009, we issued $350 million of notes with a coupon rate of 4.375 percent due February 2014. These securities are unsecured and unsubordinated indebtedness. Net proceeds from this transaction were $345.4 million, which reflected a discount of $2.2 million and the debt issuance costs of $2.4 million. The net proceeds from the issuance of the notes were used to repay commercial paper issued by us and for other general corporate purposes.

          We utilize revolving credit facilities both in the U.S. and in our international operations to fund short-term financing needs, primarily for working capital and general corporate purposes. In the U.S., we have an unsecured revolving credit facility under which we can borrow up to an aggregate of $600 million. The interest rates on the revolving credit facility, which expires in 2011, are based primarily on the London Interbank Offered Rate. The facility is for general corporate purposes, including commercial paper backstop. It is our policy to maintain a committed bank facility as backup financing for our commercial paper program. Accordingly, we have a total of $600 million available under our commercial paper program and revolving credit facility combined. We had $271.5 million of commercial paper borrowings as of the end of the first nine months of 2009, compared to $365.0 million as of the end of fiscal year 2008.
          Certain wholly-owned subsidiaries maintain operating lines of credit for general operating needs. Interest rates are based primarily upon Interbank Offered Rates for borrowings in the subsidiaries’ local currencies. The outstanding balance was $3.3 million as of the end of the first nine months of 2009 and $1.6 million at the end of fiscal year 2008 and for each respective date was recorded in “Short-term debt, including current maturities of long-term debt” in the Condensed Consolidated Balance Sheets.
          During the first nine months of 2009 and 2008, we repurchased 2.7 million and 4.1 million shares of our common stock for $45.2 million and $105.2 million, respectively. No shares were repurchased during the third quarter of 2009. The issuance of common stock, including treasury shares, for the exercise of stock options resulted in cash inflows of $4.1 million in the first nine months of 2009, compared to $2.8 million in the first nine months of 2008.
          On August 5, 2009, our Board of Directors declared a quarterly dividend of $0.14 per share on PepsiAmericas common stock for the third quarter of 2009. The dividend was payable October 1, 2009 to shareholders of record on September 15, 2009 and was paid in the third quarter of 2009. In the first nine months of 2009, we paid total cash dividends of $52.1 million, representing the first quarter dividend of $17.3 million, the second quarter dividend of $16.9 million, the third quarter dividend of $16.9 million and $1.0 million of dividends paid as a result of the vesting of restricted stock awards. In the first nine months of 2008, we paid cash dividends of $51.4 million, representing the fourth quarter of 2007 dividend of $16.6 million, the first quarter of 2008 dividend of $16.9 million, the second quarter of 2008 dividend of $16.8 million and $1.1 million of dividends paid as a result of the vesting of restricted stock awards. The fourth quarter of 2007 dividend was based on a dividend rate of $0.13 per share. The first and second quarter of 2008 dividends were based on a dividend rate of $0.135 per share.
          See our Current Report on Form 8-K dated September 18, 2009 for a summary of our contractual obligations as of the end of fiscal year 2008. There were no significant changes to our contractual obligations in the first nine months of 2009.
          We believe that our operating cash flows are sufficient to fund our existing operations and contractual obligations for the foreseeable future. In addition, while we have agreed to merge with PepsiCo subject to regulatory and shareholder approval, we believe that our operating cash flows, available lines of credit, and the potential for additional debt and equity offerings would provide sufficient resources to fund our future growth and expansion on a standalone basis, although there can be no assurance that a disruption in the worldwide capital and credit markets would not impair our ability to access these markets on terms commercially acceptable. There are certain restrictive covenants in the merger agreement with PepsiCo that may limit, among other things, the payment of dividends, the repurchase of stock, acquisitions, and capital expenditures. Accordingly, our cash will be used primarily for debt reduction, as well as planned investment in our existing business and payment of dividends at the current rate, during the period the merger approval is pending.

          Discontinued Operations. We continue to be subject to certain indemnification obligations, net of insurance, under agreements related to previously sold subsidiaries, including indemnification expenses for potential environmental and tort liabilities of these former subsidiaries. There is significant uncertainty in assessing our potential expenses for complying with our indemnification obligations, as the determination of such amounts is subject to various factors, including possible insurance recoveries and the allocation of liabilities among other potentially responsible and financially viable parties. Accordingly, the ultimate settlement and timing of cash requirements related to such indemnification obligations may vary significantly from the estimates included in our financial statements. As of the end of the first nine months of 2009, we had recorded $30.9 million in liabilities for future remediation and other related costs arising out of our indemnification obligations. This amount excludes possible insurance recoveries and is determined on an undiscounted cash flow basis. In addition, we have funded coverage pursuant to an insurance policy (the “Finite Funding”) purchased in fiscal year 2002, which reduces the cash required to be paid by us for certain environmental sites pursuant to our indemnification obligations. The Finite Funding amount recorded was $8.0 million as of the end of the first nine months of 2009, of which $4.2 million is expected to be recovered in the next 12 months based on our expenditures and, thus, is included as a current asset.
          During the first nine months of 2009 we paid, net of income taxes, $2.1 million related to such indemnification obligations, including the offsetting benefit of insurance recovery settlements of $4.2 million on an after-tax basis. During the first nine months of 2008, we paid, net of income taxes, $7.5 million related to such indemnification obligations, including the offsetting benefit of insurance recovery settlements of $4.8 million on an after-tax basis. We expect to spend approximately $11.9 million on a pre-tax basis in fiscal year 2009 related to our indemnification obligations, excluding possible insurance recoveries and the benefit of income taxes. See Note 15 to the Condensed Consolidated Financial Statements for further discussion of discontinued operations and related environmental liabilities.
RELATED PARTY TRANSACTIONS
          Transactions with PepsiCo
          PepsiCo is considered a related party due to the nature of our franchise relationship and PepsiCo’s ownership interest in us. As of the end of the first nine months of 2009, PepsiCo beneficially owned approximately 43 percent of PepsiAmericas’ outstanding common stock. These shares are subject to a shareholder agreement with our company. As of the end of the first nine months of 2009, net amounts due from PepsiCo were $34.3 million. As of the end of fiscal year 2008, net amounts due from PepsiCo were $5.2 million. During the first nine months of 2009, approximately 80 percent of our total net sales were derived from the sale of PepsiCo products. Significant agreements and transactions between our company and PepsiCo are described below.
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

          Bottler Incentives and Other Support Arrangements. We share a business objective with PepsiCo of increasing availability and consumption of Pepsi-Cola beverages. Accordingly, PepsiCo provides us with various forms of bottler incentives to promote its brands. The level of this support is negotiated regularly and can be increased or decreased at the discretion of PepsiCo. To support volume and market share growth, the bottler incentives cover a variety of initiatives, including direct marketplace, shared media and advertising support. Worldwide bottler incentives from PepsiCo totaled approximately $64.5 million and $64.2 million in the third quarter of 2009 and 2008, respectively. In the first nine months of 2009 and 2008, worldwide bottler incentives from PepsiCo totaled approximately $180.8 million and $179.0 million. There are no conditions or requirements that could result in the repayment of any support payments we received.
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
          National Account Sales and Services. Pursuant to the Master Fountain Syrup Agreement, we provide manufacturing and delivery services to PepsiCo in connection with the production of fountain syrup for PepsiCo’s national account customers and commissaries. We also provide certain manufacturing, delivery and equipment maintenance services to PepsiCo’s national account customers. Net amounts paid or payable by PepsiCo to us for national account sales and services are summarized in the table below. Prior period information related to national account sales and services has been reclassified to conform to current period presentation.
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

          In summary, the Condensed Consolidated Statements of Income include the following income and (expense) transactions with PepsiCo and affiliates (in millions):

	Third Quarter		First Nine Months
	2009	2008	2009	2008
Net sales:
Bottler incentives	$5.5	$9.6	$24.0	$27.2
National account sales and services	58.7	62.9	175.7	175.8

Total	$64.2	$72.5	$199.7	$203.0

Cost of goods sold:
Bottler incentives	$52.7	$47.6	$140.9	$132.9
Purchase of concentrate	(225.5)	(227.9)	(735.4)	(690.9)
Purchases of finished beverage products	(59.7)	(60.3)	(174.8)	(187.6)
Purchases of finished snack food products	(6.6)	(8.2)	(18.1)	(21.5)
Aquafina royalty fee	(12.0)	(13.1)	(33.9)	(38.7)
Procurement services	(1.1)	(1.1)	(3.1)	(3.1)

Total	$(252.2)	$(263.0)	$(824.4)	$(808.9)

SD&A expenses:
Bottler incentives	$6.3	$7.0	$15.9	$18.9
Purchases of advertising materials	(0.4)	(0.6)	(1.3)	(2.2)

Total	$5.9	$6.4	$14.6	$16.7

          Transactions with Bottlers in Which PepsiCo Holds an Equity Interest. We sell finished beverage products to other bottlers in which PepsiCo owns an equity interest, including The Pepsi Bottling Group, Inc. These sales occur in instances where the proximity of our production facilities to the other bottlers’ markets or lack of manufacturing capability, as well as other economic considerations, make it more efficient or desirable for the other bottlers to buy finished product from us. Our sales to other bottlers, including those in which PepsiCo owns an equity interest, were approximately $54.1 million and $56.5 million in the third quarter of 2009 and 2008, respectively, and $171.4 million and $162.5 million in the first nine months of 2009 and 2008, respectively. Our purchases from such other bottlers were $0.2 million and $0.1 million in the third quarter of 2009 and 2008, respectively, and $0.3 million and $0.4 million in the first nine months of 2009 and 2008, respectively.
          Agreement and Plan of Merger with PepsiCo
          PepsiAmericas entered into an Agreement and Plan of Merger dated as of August 3, 2009 (the “Merger Agreement”) with PepsiCo and Pepsi-Cola Metropolitan Bottling Company, Inc., a New Jersey corporation and wholly owned subsidiary of PepsiCo (“Metro”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, PepsiAmericas will be merged with and into Metro (the “Merger”), with Metro continuing as the surviving corporation (the “Surviving Corporation”) and a wholly owned subsidiary of PepsiCo. As of the effective time of the Merger, each outstanding share of common stock of PepsiAmericas (each, a “Company Share”) that is not owned by Metro or PepsiCo or held by PepsiAmericas as treasury stock will be cancelled and converted into the right to receive, at the holder’s election, either 0.5022 shares of common stock of PepsiCo or $28.50 in cash, without interest, subject to proration provisions which provide that an aggregate 50% of the outstanding Company Shares will be converted into the right to receive common stock of PepsiCo and an aggregate 50% of the outstanding Company Shares will be converted into the right to receive cash.
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
          Agreements and Relationships with Dakota Holdings, LLC, Starquest Securities, LLC and Mr. Pohlad
          Under the terms of the merger agreement between Whitman Corporation and the former PepsiAmericas, Inc. (“Whitman merger”), Dakota Holdings, LLC (“Dakota”), a Delaware limited liability company whose members at the time of the Whitman merger included PepsiCo and Pohlad Companies, became the owner of 14,562,970 shares of our common stock, including 377,128 shares purchasable pursuant to the exercise of a warrant. In November 2002, the members of Dakota entered into a redemption agreement pursuant to which the PepsiCo membership interests were redeemed in exchange for certain assets of Dakota. As a result, Dakota became the owner of 12,027,557 shares of our common stock, including 311,470 shares purchasable pursuant to the exercise of a warrant. In June 2003, Dakota converted from a Delaware limited liability company to a Minnesota limited liability company pursuant to an agreement and plan of merger. In January 2006, Starquest Securities, LLC (“Starquest”), a Minnesota limited liability company, obtained the shares of our common stock previously owned by Dakota, including the shares of common stock purchasable upon exercise of the above-referenced warrant, pursuant to a contribution agreement. Such warrant expired unexercised in January 2006, resulting in Starquest holding 11,716,087 shares of our common stock. In February 2008, Starquest acquired an additional 400,000 shares of our common stock pursuant to open market purchases, bringing its holdings to 12,116,087 shares of common stock, or 9.7 percent, as of October 30, 2009. The shares held by Starquest are subject to a shareholder agreement with our company.
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
          Transactions with Pohlad Companies
          We own a one-eighth interest in a Challenger aircraft which we own with Pohlad Companies. SD&A expenses we paid to International Jet, a subsidiary of Pohlad Companies, for office and hangar rent, management fees and maintenance in connection with the storage and operation of this corporate jet were approximately $16,000 and $113,000 in the third quarter of 2009 and 2008, respectively. Jet-related fees were approximately $69,000 and $158,000 in the first nine months of 2009 and 2008, respectively.

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
          Our open commodity derivative contracts that qualify for hedge accounting had a face value of $123.5 million as of the end of the first nine months of 2009 and $44.8 million as of the end of fiscal year 2008. Our open commodity derivative contracts that do not qualify for hedge accounting had a face value of $34.2 million as of the end of the first nine months of 2009. There were no open commodity derivative contracts that did not qualify for hedge accounting as of the end of fiscal year 2008.
Foreign Currency Exchange Rates
          Because we operate outside of the U.S., we are subject to risk resulting from changes in currency exchange rates. Currency exchange rates are influenced by a variety of economic factors including local inflation, growth, interest rates and governmental actions, as well as other factors. In particular, our operations in CEE are subject to currency exchange rate exposure associated with cost of goods sold, particularly concentrate and packaging, which may be purchased in either U.S. dollars or euros. Our investment in markets outside of the U.S. has increased during the past several years and, as such, our exposure to currency risk has increased. Our principal exposures are the Ukrainian hryvnya, the Romanian leu and the Polish zloty. We use foreign currency derivative contracts to hedge the volatility of foreign currency rates for purchases of raw materials for which payment is settled in a currency other than our local operations’ functional currency. Our foreign currency derivatives had a total face value of $1.5 million as of the end of the first nine months of 2009 and $46.1 million as of the end of fiscal year 2008.
          Based on net sales, international operations represented approximately 25 percent and 33 percent of our total operations in third quarter of 2009 and 2008, respectively. In the first nine months of 2009 and 2008, international operations represented approximately 23 percent and 31 percent, respectively. Changes in currency exchange rates impact the translation of the operations’ results from their local currencies into U.S. dollars. During the third quarter of 2009, foreign currency had a negative impact to net income attributable to PepsiAmericas, Inc. of $38.0 million. During the third quarter of 2008, foreign currency had a positive impact to net income attributable to PepsiAmericas, Inc. of $8.7 million. If the currency exchange rates had changed by 1 percent in the third quarter of 2009 and 2008, we estimate the impact on operating income would have been approximately $2.4 million and $0.6 million, respectively. During the first nine months of 2009, foreign currency had a negative impact to net income attributable to PepsiAmericas, Inc. of $88.0 million. During the first nine months of 2008, foreign currency had a positive impact to net income attributable to PepsiAmericas, Inc. of $22.9 million. If the currency exchange rates had changed by 1 percent in the first nine months of 2009 and 2008, we estimate the impact on operating income would have been approximately $3.8 million and $1.3 million, respectively. Our estimates reflect the fact that a portion of the international operations costs is denominated in U.S. dollars and euros. The estimates do not take into account the possibility that rates can move in opposite directions and that gains in one category may or may not be offset by losses from another category.

Interest Rates
          In the first nine months of 2009, the risk from changes in interest rates was not material to our operations because a significant portion of our debt portfolio represented fixed-rate obligations. As of the end of the first nine months of 2009, approximately 28 percent of our debt portfolio, after the impact of the related interest rate derivative instruments, represented variable rate obligations. Our floating rate exposure relates to changes in the six-month London Interbank Offered Rate (“LIBOR”) and the federal funds rate. Assuming consistent levels of floating rate debt with those held as of the end of the first nine months of 2009 and 2008, a 50 basis point (0.5 percent) change in each of these rates would have an impact of approximately $3.2 million and $2.0 million, respectively, on interest expense. We had cash equivalents throughout the first nine months of 2009, principally invested in money market funds, which were most closely tied to the federal funds rate. Assuming a 50 basis point change in the rate of interest associated with our cash equivalents as of the end of the first nine months of 2009 and 2008, interest income would not have changed by a significant amount.
          In anticipation of long-term debt issuances, we have entered into treasury rate lock instruments and forward starting swap agreements. We have also entered into interest rate swap contracts to convert a portion of our fixed-rate debt to floating rate debt, with the objective of reducing overall borrowing costs. The notional amounts of the interest rate swaps designated as cash flow hedges outstanding as of the end of the first nine months of 2009 and the end of fiscal year 2008 were $250 million for each respective date. The notional amount of the interest rate swaps designed as fair value hedges outstanding was $350 million as of the end of the first nine months of 2009. There were no open interest rate swaps designated as fair value hedges outstanding as of the end of fiscal year 2008.
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
          Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of October 3, 2009, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
          There were no changes in our internal control over financial reporting that occurred during the quarter ended October 3, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.        Legal Proceedings
          From approximately 1945 to 1995, various entities owned and operated a facility that manufactured hydraulic equipment in Willits, California. The plant site was contaminated by various chemicals and metals. On August 23, 1999, an action entitled Donna M. Avila, et al. v. Willits Environmental Remediation Trust, Remco Hydraulics, Inc., M-C Industries, Inc., Pneumo Abex Corporation and Whitman Corporation, Case No. C99-3941 CAL, was filed in U.S. District Court for the Northern District of California. On January 16, 2001, a second lawsuit, entitled Pamela Jo Arlich, et al. v. Willits Environmental Remediation Trust, et al., Case No. C 01 0266 SI, against essentially the same defendants was filed in the same court. The same defendants were served with a third lawsuit, entitled Nickerman v. Remco Hydraulics, on April 3, 2006. These three lawsuits were consolidated (Avila/Arlich/Nickerman) before the same judge in the U.S. District Court for the Northern District of California. In these lawsuits, individual plaintiffs claim that PepsiAmericas is liable for personal injury and/or property damage resulting from environmental contamination at the facility. There were over 1,000 claims filed in the three lawsuits. The Court dismissed a large portion of the claims; and in 2006 and 2008 we settled a significant number of the claims. There were 12 claims remaining from these lawsuits as of the end of fiscal year 2008. On June 18, 2009, the Court dismissed all remaining Avila/Arlich/Nickerman claims. On July 10, 2009, 248 plaintiffs appealed from various Court orders; on July 17, 2009, there were another 344 appeals filed. Those appeals are pending. We will actively oppose these appeals. On May 30, 2008, a fourth lawsuit, entitled Whitlock, et al. v. PepsiAmericas, et al., Case No. 3:2008cv02742 was filed. This lawsuit has 30 plaintiffs and is based on the same claims as the prior three lawsuits. We are actively defending these lawsuits. At this time, we do not believe these lawsuits are material to the business or financial condition of PepsiAmericas.
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
Item 1A.     Risk Factors
          There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended January 3, 2009 with the exception of the following:
          Our pending merger with PepsiCo may cause disruption in our business and, if the pending merger does not occur, we will have incurred significant expenses, may need to pay a termination fee under the merger agreement and our stock price may decline.
          On August 3, 2009, we entered into a merger agreement with PepsiCo and Pepsi-Cola Metropolitan Bottling Company, Inc., a wholly owned subsidiary of PepsiCo (“Metro”), pursuant to which our company will merge with and into Metro, with Metro continuing as the surviving company and a wholly owned subsidiary of PepsiCo. Under the terms of the merger agreement, as of the effective time of the merger, each outstanding share of PepsiAmericas common stock that is not owned by PepsiCo or any of its subsidiaries or held by our company as treasury stock will be converted into the right to receive, at the holder’s election, either 0.5022 shares of common stock of PepsiCo or $28.50 in cash, without interest, subject to proration provisions which provide that an aggregate 50 percent of the outstanding PepsiAmericas common stock will be converted into the right to receive common stock of PepsiCo and an aggregate 50 percent of the outstanding PepsiAmericas common stock will be converted into the right to receive cash.
          Each share of PepsiAmericas common stock held by our company as treasury stock, held by PepsiCo or held by Metro, in each case immediately prior to the effective time of the merger, will be canceled, and no payment will be made with respect thereto. Each share of PepsiAmericas common stock owned by any subsidiary of PepsiCo other than Metro immediately prior to the effective time of the merger will automatically be converted into the right to receive 0.5022 of a share of PepsiCo common stock.
          The announcement of the pending merger, whether or not consummated, may result in a loss of key personnel and may disrupt our sales and operations, which may have an impact on our financial performance. The merger agreement generally requires us to operate our business in the ordinary course pending consummation of the merger, but includes certain contractual restrictions on the conduct of our business that may affect our ability to execute on our business strategies and attain our financial goals. Additionally, the announcement of the pending merger, whether or not consummated, may impact our relationships with third parties.

          The completion of the pending merger is subject to certain conditions, including, among others (i) adoption of the merger agreement by our shareholders, (ii) the absence of certain legal impediments to the consummation of the pending merger, (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and obtaining antitrust approvals in certain other jurisdictions, (iv) subject to certain materiality exceptions, the accuracy of the representations and warranties made by us and PepsiCo, respectively, and compliance by us and PepsiCo with our and its respective obligations under the merger agreement, (v) declaration of the effectiveness by the Securities and Exchange Commission of the Registration Statement on Form S-4 filed by PepsiCo on October 1, 2009, and (vi) the non-occurrence of a Material Adverse Effect (as defined in the merger agreement) on our company or PepsiCo. In addition, PepsiCo’s obligation to consummate the merger is subject to the satisfaction of certain conditions to the consummation of The Pepsi Bottling Group, Inc.’s merger with and into Metro, to the extent they relate to antitrust and competition laws.
          If the merger agreement is terminated under certain circumstances, such as if our Board of Directors fails to recommend adoption of the merger agreement to our shareholders, or recommends to our shareholders an acquisition proposal made by a third party, or materially breaches its obligations under the merger agreement by reason of a failure to call a meeting of our shareholders to vote upon the proposal to adopt the merger agreement, then we would be required to pay PepsiCo a termination fee of $71.6 million.
          We cannot predict whether the closing conditions for the pending merger set forth in the merger agreement will be satisfied. As a result, there can be no assurance that the pending merger will be completed. If the closing conditions for the pending merger set forth in the merger agreement are not satisfied or waived pursuant to the merger agreement, or if the transaction is not completed for any other reason, the market price of our common stock may decline. In addition, if the pending merger does not occur, we will nonetheless remain liable for significant expenses that we have incurred related to the transaction.
          Additionally, we and members of our Board of Directors have been named in a number of lawsuits relating to the pending merger as more fully described in Note 15 to the Condensed Consolidated Financial Statements. These lawsuits or any future lawsuits may be time-consuming and expensive.
          These matters, alone or in combination, could have a material adverse effect on our business, financial condition, results of operations and stock price.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
(c)	We did not repurchase shares of PepsiAmericas common stock in the third quarter of 2009. Our share repurchase program activity for each of the three months and the quarter ended October 3, 2009 was as follows:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number	Average Price	Part of Publicly	Be Purchased Under
	of Shares	Paid per	Announced Plans or	the Plans or Programs
Period	Purchased (1)	Share	Programs (2)	(3)
July 5, 2009 - August 1, 2009	-	-	56,201,081	8,798,919
August 2, 2009 - August 29, 2009	-	$-	56,201,081	8,798,919
August 30, 2009 - October 3, 2009	-	-	56,201,081	8,798,919

For the Quarter Ended October 3, 2009	-	$-

(1)	Represents shares purchased in open-market transactions pursuant to our publicly announced repurchase program.

(2)	Represents cumulative shares purchased under previously announced share repurchase authorizations by the Board of Directors. Share repurchases began in 1999 under an authorization for 15 million shares announced on November 19, 1999. On December 19, 2002, the Board of Directors authorized the repurchase of 20 million additional shares. The Board of Directors later authorized the repurchase of 20 million additional shares as announced on July 21, 2005. On July 24, 2008, the Board of Directors authorized the repurchase of 10 million additional shares.

(3)	The repurchase authorization does not have a scheduled expiration date.
Item 5.       Other Information
          On October 15, 2009, our Board of Directors declared a fourth quarter dividend of $0.14 per share on PepsiAmericas common stock. The dividend is payable January 4, 2010 to shareholders of record on December 15, 2009.
Item 6.       Exhibits
     See “Exhibit Index.”

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEPSIAMERICAS, INC.
Dated: November 6, 2009	By:	/s/ ALEXANDER H. WARE
Alexander H. Ware
Executive Vice President and Chief Financial Officer (As Principal Financial Officer and Duly Authorized Officer of PepsiAmericas, Inc.)

Dated: November 6, 2009	By:	/s/ TIMOTHY W. GORMAN
Timothy W. Gorman
Senior Vice President and Controller (As Chief Accounting Officer)

EXHIBIT INDEX

2.1	Agreement and Plan of Merger dated as of August 3, 2009, among PepsiCo, Inc., PepsiAmericas, Inc. and Pepsi-Cola Metropolitan Bottling Company, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K/A (File No. 001-15019) filed on August 5, 2009).

3.1	Restated Certificate of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-64292) filed on June 29, 2001).

3.2	By-Laws, as amended and restated on May 7, 2009 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-15019) filed on May 8, 2009).

31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.