Form 10-K
period 2010-01-02
PEPSIAMERICAS INC/IL/
filed 2010-02-22
CIK 1084230

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2010.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of July 4, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates (assuming for the sole purpose of this calculation, that all directors and officers of the registrant are “affiliates”) was $1,512.7 million (based on the closing sale price of the registrant’s common stock as reported on the New York Stock Exchange). The number of shares of common stock outstanding at that date was 124,512,095 shares.

The number of shares of the registrant’s common stock outstanding as of February 16, 2010 was 124,866,059.
DOCUMENTS INCORPORATED BY REFERENCE
None

PEPSIAMERICAS, INC.

FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED JANUARY 2, 2010

PART I

Item 1.	Business.

General

On November 30, 2000, Whitman Corporation merged with the former PepsiAmericas, Inc., and in January 2001, the combined entity changed its name to PepsiAmericas, Inc. (referred to as “PepsiAmericas,” “PAS”, “we,” “our” and “us”).

We have entered into a merger agreement with PepsiCo, Inc. (“PepsiCo”) and Pepsi-Cola Metropolitan Bottling Company, Inc., a wholly owned subsidiary of PepsiCo (“Metro”), dated August 3, 2009, pursuant to which our company will merge with and into Metro, with Metro continuing as the surviving company and a wholly owned subsidiary of PepsiCo. Under the terms of the merger agreement, PepsiCo will acquire all outstanding shares of PepsiAmericas common stock it does not already own for the price of $28.50 in cash or 0.5022 shares of PepsiCo common stock, subject to proration provisions which provide that an aggregate 50 percent of the outstanding PepsiAmericas common stock will be converted into the right to receive common stock of PepsiCo and an aggregate 50 percent of the outstanding PepsiAmericas common stock will be converted into the right to receive cash. We hope to close the merger by the end of February 2010, subject to regulatory approval and the satisfaction or waiver of other customary closing conditions.

We manufacture, distribute and market a broad portfolio of beverage products in the United States (“U.S.”) and Central and Eastern Europe (“CEE”), and distribute snack foods in certain markets.

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

We sell a variety of brands that we bottle under licenses from PepsiCo or PepsiCo joint ventures, which accounted for approximately 83 percent of our total net sales in fiscal year 2009. We account for approximately 19 percent of all PepsiCo beverage products sold by bottlers in the U.S. In some territories, we manufacture, package, sell and distribute products under brands licensed by companies other than PepsiCo, and in some territories we distribute our own brands, such as Sandora, Sadochok and Toma.

Our distribution channels for the retail sale of our products include supermarkets, supercenters, club stores, mass merchandisers, convenience stores, gas stations, small grocery stores, dollar stores and drug stores. We also distribute our products through various other channels, including restaurants and cafeterias, vending machines and other formats that provide for immediate consumption of our products. In fiscal year 2009, our largest distribution channels were supercenters and supermarkets.

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

Business Segments

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 20 to the Consolidated Financial Statements for additional information regarding business and operating results of our geographic segments. See “Risk Factors” in Item 1A for additional information regarding specific risks in our international operations.

Relationship with PepsiCo

PepsiCo beneficially owned approximately 43 percent of PepsiAmericas’ outstanding common stock as of the end of fiscal year 2009. We have entered into a merger agreement with PepsiCo and Metro, dated August 3, 2009, pursuant to which our company will merge with and into Metro, with Metro continuing as the surviving company and a wholly owned subsidiary of PepsiCo. Closing of the merger is subject to regulatory approval and the satisfaction or waiver of other customary closing conditions.

While we manage all phases of our operations, including pricing of our products, PepsiAmericas and PepsiCo exchange production, marketing and distribution information, which benefits both companies’ respective efforts to lower costs, improve quality and productivity and increase product sales. We have entered into a number of significant transactions and agreements with PepsiCo.

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

Other significant transactions and agreements with PepsiCo include arrangements for marketing, promotional and advertising support; manufacturing services related to PepsiCo’s national account customers; procurement of raw materials; and the acquisition of Sandora LLC (“Sandora”) (see “Related Party Transactions” in Item 7 and Note 21 to the Consolidated Financial Statements for further discussion).

Products and Packaging

Our portfolio of beverage products includes some of the best-recognized trademarks in the world. Our three largest brands in terms of volume are Pepsi, Mountain Dew and Diet Pepsi. While the majority of our volume is derived from brands licensed from PepsiCo and PepsiCo joint ventures, we also sell and distribute brands licensed from others, including Dr Pepper, Crush and ROCKSTAR, as well as some of our own brands. Our top five beverage brands in fiscal year 2009 based on volume by geographic segment are listed below:

U.S.	CEE

Pepsi	Pepsi
Mountain Dew	Sadochok
Diet Pepsi	Sandora
Aquafina	Lipton Ice Tea
Diet Mountain Dew	Toma Water

In addition to the beverage products described above, we distribute snack food products in the Czech Republic and Ukraine pursuant to a distribution agreement with Frito-Lay, Inc., a subsidiary of PepsiCo.

Our beverages are available in different package types, including but not limited to, aluminum cans, glass and polyethylene terephthalate (“PET”) bottles, paperboard cartons and bag-in-box packages for fountain use. The bottle and can packages are available in both single-serve and multi-pack offerings.

Territories

We serve a significant portion of 19 states throughout the central region of the U.S. Internationally, we serve Central and Eastern European markets, including Ukraine, Poland, Romania, Hungary, the Czech Republic and Slovakia. We have distribution rights and distribute in Moldova, Estonia, Latvia and Lithuania. We have a 20 percent equity interest in a joint venture that owns Agrima JSC (“Agrima”), which produces, sells and distributes PepsiCo products and other beverages in Bulgaria. We have an 18 percent equity interest in a joint venture with CABCORP, which produces, sells and distributes PepsiCo products and other beverages in the Caribbean and Central America. We serve areas with a total population of more than 240 million people in these markets. In addition, through our joint venture investment in Sandora, we sell Sandora-branded products to third-party distributors in Belarus, Azerbaijan, Russia and other countries in Eastern Europe and Central Asia. In fiscal year 2009, we derived 77 percent of our net sales from U.S. operations and 23 percent of our net sales from international operations (see Note 20 to the Consolidated Financial Statements for further discussion).

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

Package mix is an important consideration in the development of our marketing plans. Although some packages are more expensive to produce and distribute, in certain channels those packages may have higher average selling prices. For example, a packaged product that is sold cold for immediate consumption generally has better margins than a product that is sold to take home. This cold drink channel includes vending machines and coolers. We own a majority of the vending machines used to dispense our products. We refurbish a majority of our existing cold drink equipment in our refurbishment center in the U.S. The refurbishment of CEE equipment is performed by third-party vendors.

In the U.S., we distribute directly to a majority of customers in our licensed territories through a direct store distribution system. Our sales force is key to our selling efforts as it continually interacts with our customers to promote and sell our products. We operate a call center, Pepsi Connect, in Fargo, North Dakota, to enable us to provide the level of service our customers require in a manner that is cost effective. We utilize Next Generation, a pre-sell system, that allows sales managers to call accounts in advance to determine how much product and promotional material to deliver. In fiscal year 2007, we realigned our organization in the U.S. from a sales organization based on geography to one built around customer channels. This structure enables us to dedicate more resources and sales support to channels and customers that are growing and helps us to align more directly with the way our customers do business. We also have ongoing supply chain initiatives, such as Customer Optimization to the Third Power, or CO3, that streamline processes and allow us to quickly adapt to changing markets.

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

In our international markets, we use both direct store distribution systems and third-party distributors. In these less developed markets, small retail outlets represent a large percentage of the market. However, with the emergence of larger, more sophisticated retailers in CEE, the percentage of total soft drinks sold to supermarkets and other larger accounts is increasing. In order to optimize the infrastructure in CEE, we use an alternative sales and distribution strategy in which third-party distributors are utilized in certain locations in an effort to reduce delivery costs and expand our points of distribution.

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

In addition to concentrates, we purchase sweeteners, glass and PET bottles, aluminum cans, closures, paperboard cartons, bag-in-box packages, syrup containers, other packaging materials and carbon dioxide. We purchase raw materials and supplies, other than concentrates, from multiple suppliers. PepsiCo acts as our agent for the purchase of several such raw materials (see “Related Party Transactions” in Item 7 and Note 21 to the Consolidated Financial Statements for further discussion of PepsiCo’s procurement services).

A portion of our contractual cost of cans, PET bottles and sweeteners is subject to price fluctuations based on commodity price changes in aluminum, PET resin, corn and sugar. We may enter into firm price commitments for future purchases of commodities that enable us to establish a fixed purchase price within a defined time period. We may also use derivative financial instruments to hedge the price risk associated with anticipated purchases of certain raw materials and the underlying commodities associated with them.

The inability of suppliers to deliver concentrates or other products to us could adversely affect operating results. None of the raw materials or supplies in use is currently in short supply, although factors outside of our control could adversely impact the future availability of these supplies.

Seasonality

Sales of our products are seasonal, with the second and third quarters generating higher net sales than the first and fourth quarters. Approximately 54 percent of our net sales in fiscal year 2009 were generated during the second and third quarters. Net sales in our CEE operations tend to be more seasonal and sensitive to weather conditions than our U.S. operations.

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

Employees

We employed approximately 18,700 people worldwide as of the end of fiscal year 2009. This included approximately 12,100 employees in our U.S. operations and approximately 6,600 employees in our CEE operations. Employment levels are subject to seasonal variations. We are a party to collective bargaining agreements covering approximately 5,000 employees in the U.S. Nine agreements covering approximately 460 employees will be renegotiated in 2010. We regard our employee relations as generally satisfactory.

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

As of the end of fiscal years 2009 and 2008, we had accrued $30.4 million and $36.1 million, respectively, to cover potential indemnification obligations. Of the total amount accrued, $11.9 million was recorded in “Payables and other current liabilities” on the Consolidated Balance Sheets representing estimates of the amounts to be spent during the next twelve months. This indemnification obligation includes costs associated with several sites in various stages of remediation or negotiations. At the present time, the most significant remaining indemnification obligation is associated with the Willits site, as discussed below, while no other single site has significant estimated remaining costs associated with it. The amounts exclude possible insurance recoveries and are determined on an undiscounted cash flow basis. The estimated indemnification liabilities include expenses for the investigation and remediation of identified sites, payments to third parties for claims and expenses (including product liability), administrative expenses, and the expenses of on-going evaluations and litigation. We expect a significant portion of the accrued liabilities will be spent during the next several years.

Included in our indemnification obligations is financial exposure related to certain remedial actions required at a facility that manufactured hydraulic and related equipment in Willits, California. Various chemicals and metals contaminate this site. A final consent decree was issued in August 1997 and subsequently amended in December 2000 and 2006 in the case of the People of the State of California and the City of Willits, California v. Remco Hydraulics, Inc. The final consent decree established a trust (the “Willits Trust”) which is obligated to investigate and clean up this site. We are currently funding the Willits Trust and the investigation and interim remediation costs on a year-to-year basis as required in the final amended consent decree. We have accrued $8.1 million as of the end of fiscal year 2009 for future remediation and trust administration costs, with the majority of this amount expected to be spent over the next several years.

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

Discontinued Operations — Insurance.  During fiscal year 2002, as part of a comprehensive program concerning environmental liabilities related to the former Whitman Corporation subsidiaries, we purchased new insurance coverage related to the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries. In addition, a trust, which was established in 2000 with the proceeds from an insurance settlement (the “Trust”), purchased and funded insurance coverage for remedial and other costs (“Finite Funding”) related to the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries.

Essentially all of the assets of the Trust were expended by the Trust in connection with the purchase of the insurance coverage, the Finite Funding and related expenses. These actions were taken to fund remediation and related costs associated with the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries and to protect against additional future costs in excess of our self-insured retention. The original amount of self-insured retention (the amount we must pay before the insurance carrier is obligated to begin payments) was $114.0 million of which $65.1 million has been eroded, leaving a remaining self-insured retention of $48.9 million as of the end of fiscal year 2009. The estimated range of aggregate exposure related only to the remediation costs of such environmental liabilities is approximately $16 million to $26 million. We had accrued $17.6 million as of the end of fiscal year 2009 for remediation costs, which is our best estimate of the contingent liabilities related to these environmental matters. The Finite Funding may be used to pay a portion of the $17.6 million and thus reduces our future cash obligations. Amounts recorded in our Consolidated Balance Sheets related to Finite Funding were $7.6 million as of the end of fiscal year 2009 and $9.9 million as of the end of fiscal year 2008 and were recorded in “Other assets,” net of $4.2 million recorded in “Other current assets” as of the end of each respective period.

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

Four lawsuits have been filed in California, which name several defendants including certain of our prior subsidiaries. The lawsuits allege that we and our former subsidiaries are liable for personal injury and/or property damage resulting from environmental contamination at the Willits facility. The plaintiffs in the lawsuits are seeking an unspecified amount of damages, punitive damages, injunctive relief and medical monitoring damages. On June 18, 2009, the Court dismissed all remaining Avila claims. In July 2009, 592 plaintiffs appealed various Court orders. There are currently 590 plaintiffs with appeals that are pending. We will actively oppose these appeals, and we are actively defending these lawsuits. At this time, we do not believe these lawsuits are material to our business or financial condition.

As of the end of fiscal years 2009 and 2008, we had accrued $5.3 million and $5.1 million, respectively, related to product liability. These accruals primarily relate to probable asbestos claim settlements and legal defense costs. We also have additional amounts accrued for legal and other costs associated with currently open claims and their related costs. These amounts are included in the total liabilities of $30.4 million accrued as of the end of fiscal year 2009. In addition to the known and probable asbestos claims, we may be subject to additional asbestos claims that are possible for which no reserve had been established as of the end of fiscal year 2009. These additional reasonably possible claims are primarily asbestos-related and the aggregate exposure related to these possible claims is estimated to be in the range of $4 million to $17 million. These amounts are undiscounted and do not reflect any insurance recoveries that we will pursue from insurers for these claims.

Certain Litigation Matters

Following the public announcement, on April 20, 2009, of PepsiCo’s proposals on April 19, 2009 to acquire the outstanding shares of PAS common stock that it did not already own for $11.64 in cash and 0.223 shares of PepsiCo common stock per share of PAS common stock and to acquire the outstanding shares of The Pepsi Bottling Group, Inc. (“PBG”) common stock that it did not already own for $14.75 in cash and 0.283 shares of PepsiCo common stock per share of PBG common stock, several putative stockholder class action complaints challenging the proposals were filed against various combinations of PepsiCo, PAS, PBG, and the individual members of the boards of directors of PAS and PBG. One of these complaints was amended following the public announcement of the merger agreements to include allegations concerning one of the proposed mergers.

Delaware Court of Chancery

Beginning on April 22, 2009, eight putative stockholder class action complaints challenging the April 19 proposals were filed against various combinations of PepsiCo, PAS and PBG and the individual members of the boards of directors of PAS and PBG in the Court of Chancery of the State of Delaware. The complaints alleged, among other things, that the defendants had breached or would breach their fiduciary duties owed to the public stockholders of PAS and PBG in connection with the April 19 proposals. On June 5, 2009, the Court of Chancery entered orders consolidating the actions relating to PepsiCo’s proposal to acquire PAS under the caption In re PepsiAmericas, Inc. Shareholders Litigation (C.A. No. 4530-VCS) (the “Consolidated Delaware PAS Action”), consolidating the actions relating to PepsiCo’s proposal to acquire PBG under the caption In re The Pepsi Bottling Group, Inc., Shareholders Litigation (C.A. No. 4526-VCS) (the “Consolidated Delaware PBG Action”), appointing co-lead counsel and co-lead plaintiffs in each consolidated action, and providing for coordination between the two consolidated actions.

On June 19, 2009, co-lead plaintiffs in the Consolidated Delaware PAS Action filed a verified consolidated class action complaint. The complaint seeks, among other things, damages and declaratory, injunctive, and other equitable relief alleging, among other things, that the defendants have breached or will breach their fiduciary duties owed to the public stockholders of PAS, that the April 19 proposals and the transactions contemplated thereunder were not entirely fair to the public stockholders, that PepsiCo retaliated against PAS and PBG for rejecting the April 19 proposals, that certain provisions of the certificate of incorporation of PAS are invalid and/or inapplicable to the April 19 proposals and the proposed mergers, and that PepsiCo’s pursuit of its acquisition of PAS violates the Second Amended and Restated Shareholder Agreement by and between PAS and PepsiCo, dated September 6, 2005 (the “PAS Shareholder Agreement”). Also on June 19, 2009, the co-lead plaintiffs in the Consolidated Delaware PBG Action filed a verified consolidated class action complaint. The complaint seeks, among other things, damages and declaratory, injunctive, and other equitable relief alleging, among other things, that the defendants have breached or will breach their fiduciary duties owed to the public stockholders of PBG, that the April 19 proposals and the transactions contemplated thereunder were not entirely fair to the public stockholders, that PepsiCo had retaliated or would retaliate against PAS and PBG for rejecting the April 19 proposals, and that certain provisions of the certificate of incorporation of PBG are invalid and/or inapplicable to the April 19 proposals and the proposed mergers. On July 23, 2009, co-lead plaintiffs in the Consolidated Delaware PBG Action and the Consolidated Delaware PAS Action filed separate motions for partial summary judgment concerning their allegations relating to the certificates of incorporation of PBG and PAS and the PAS Shareholder Agreement.

On August 31, 2009, the Court of Chancery entered a Stipulation and Order Governing the Protection and Exchange of Confidential Information in each of the Consolidated Delaware PAS Action and the Consolidated Delaware PBG Action. Shortly thereafter, defendants began producing documents to co-lead plaintiffs in these actions. On November 20, 2009, the parties to the Consolidated Delaware PAS Action and to the Consolidated Delaware PBG Action entered into the Stipulation and Agreement of Compromise, Settlement, and Release described below.

Minnesota State Court

Beginning on April 20, 2009, three putative stockholder class action complaints challenging the April 19 proposals were filed against PepsiCo, PAS, and PAS’ board of directors in the District Court of the State of Minnesota, County of Hennepin. The complaints seek, among other things, damages and declaratory, injunctive, and other equitable relief alleging, among other things, that the defendants have breached or will breach their fiduciary duties owed to the public stockholders, that PepsiCo possessed material, non-public information concerning PAS, and that the April 19 proposals and the transactions contemplated thereunder were not entirely fair to the public stockholders. On June 24, 2009, the parties to the three Minnesota actions entered into a stipulation consolidating and staying the Minnesota actions in favor of the Consolidated Delaware PAS Action. On June 29, 2009, the court entered an order consolidating and staying the Minnesota actions pending resolution of the Consolidated Delaware PAS Action.

On September 23, 2009, one of the plaintiffs in the Minnesota actions filed a notice of dismissal voluntarily dismissing the action captioned Leone v. PepsiAmericas, Inc. (No. 27-CV-099196). On November 20, 2009, the parties to the two remaining Minnesota actions entered into the Stipulation and Agreement of Compromise, Settlement, and Release described below.

New York State Court

Westchester County Actions

Beginning on April 29, 2009, two putative stockholder class action complaints challenging the April 19 proposals were filed against various combinations of PepsiCo, PAS, PBG, and the members of PBG’s board of directors in the Supreme Court of the State of New York, County of Westchester. The complaints seek, among other things, damages and declaratory, injunctive, and other equitable relief alleging, among other things, that the defendants have breached or will breach their fiduciary duties owed to the public stockholders of PAS and PBG, that the April 19 proposals and the transactions contemplated thereunder were not entirely fair to the public stockholders of PAS and PBG, and that the defensive measures implemented by PBG were not being used to maximize stockholder value. On June 8, 2009, the defendants filed motions to dismiss or stay the actions in favor of the previously filed actions pending in the Delaware Court of Chancery.

On October 19, 2009, the parties to the two Westchester County actions entered into a stipulation staying the Westchester County actions in favor of the Consolidated Delaware PAS Action and the Consolidated Delaware PBG Action. On October 21, 2009, the court entered an order staying the two Westchester County actions pending resolution of the Consolidated Delaware PAS Action and the Consolidated Delaware PBG Action. On November 20, 2009, the parties to the two Westchester County actions entered into the Stipulation and Agreement of Compromise, Settlement, and Release described below.

New York County Action

On May 8, 2009, a putative stockholder class action complaint was filed against PBG and the members of PBG’s board of directors other than John C. Compton and Cynthia M. Trudell in the Supreme Court of the

State of New York, County of New York. The complaint alleged that the defendants had breached their fiduciary duties owed to the public stockholders of PBG by depriving those stockholders of the full and fair value of their shares by failing to accept PepsiCo’s April 19 proposal to acquire PBG or to negotiate with PepsiCo after that proposal was made and by adopting certain defensive measures. On June 8, 2009, the defendants moved to dismiss or to stay this action in favor of the previously filed actions pending in the Delaware Court of Chancery. The plaintiff failed to file a timely opposition to the motion. On August 10, 2009, the plaintiff filed an amended class action complaint, adding as defendants PepsiCo, Mr. Compton, and Ms. Trudell. The amended complaint seeks, among other things, damages and declaratory, injunctive, and other equitable relief alleging, among other things, that the defendants have breached or will breach their fiduciary duties owed to the public stockholders of PBG and that the proposed PBG merger is not entirely fair to the public stockholders. On August 27, 2009 the defendants again moved to dismiss or stay this action in favor of the previously filed actions pending in the Delaware Court of Chancery.

On October 2, 2009, the parties to this action entered into a stipulation providing that this action should be voluntarily stayed for 45 days while plaintiff’s counsel conferred with co-lead counsel in the Consolidated Delaware PBG Action and that the defendants’ motion to dismiss or stay should be adjourned during the voluntary stay. Also on October 2, 2009, the court entered an order staying the New York County action for 45 days while plaintiff’s counsel conferred with co-lead counsel in the Consolidated Delaware PBG Action. On November 20, 2009, the parties to the New York County action entered into the Stipulation and Agreement of Compromise, Settlement, and Release described below. On December 2, 2009, the court entered an order staying the New York County action pending resolution of the Consolidated Delaware PBG Action.

Settlement of Stockholder Litigation

On November 20, 2009, the parties to the Consolidated Delaware PAS Action and the Consolidated Delaware PBG Action, as well as the parties to the two actions pending in the District Court of the State of Minnesota and to the three actions pending in the Supreme Court of the State of New York, entered into a Stipulation and Agreement of Compromise, Settlement, and Release (the “Settlement Stipulation”) to resolve all of these actions.

Pursuant to the Settlement Stipulation, and in exchange for the releases described below, defendants have taken or will take the following actions: (1) PepsiCo, PAS, and PBG have included and will continue to include co-lead counsel in the disclosure process (including providing them with the opportunities to review and comment on drafts of the preliminary and final proxy statements/prospectuses before they were or are filed with the Securities and Exchange Commission); (2) PepsiCo agreed to reduce the termination fee set forth in the PAS merger agreement from $71.6 million to $50 million; (3) PepsiCo agreed to reduce the termination fee set forth in the PBG merger agreement from $165.3 million to $115 million; (4) PepsiCo agreed to shorten the termination fee tail set forth in the PAS merger agreement from 12 months to 6 months; and (5) PepsiCo agreed to shorten the termination fee tail set forth in the PBG merger agreement from 12 months to 6 months. The settlement is conditioned on satisfaction by co-lead counsel that the disclosures made in connection with the PAS merger and the PBG merger are not materially omissive or misleading.

Pursuant to the Settlement Stipulation, the Consolidated Delaware PAS Action and the Consolidated Delaware PBG Action will be dismissed with prejudice on the merits, the plaintiffs in the Minnesota and New York actions will voluntarily dismiss those actions with prejudice, and all defendants will be released from any and all claims relating to, among other things, the PAS merger, the PBG merger, the PAS merger agreement, the PBG merger agreement, and any disclosures made in connection therewith. The Settlement Stipulation is subject to customary conditions, including consummation of both the PAS merger and the PBG merger, completion of certain confirmatory discovery, class certification, and final approval by the Court of Chancery of the State of Delaware following notice to the stockholders of PAS and PBG. On December 2, 2009, the Court of Chancery entered an order setting forth the schedule and procedures for notice to the stockholders of PAS and PBG and the court’s review of the settlement. The Court of Chancery scheduled a hearing for April 12, 2010, at which the court will consider the fairness, reasonableness, and adequacy of the settlement.

The settlement will not affect the form or amount of the consideration to be received by PAS stockholders in the PAS merger or by PBG stockholders in the PBG merger.

The defendants have denied and continue to deny any wrongdoing or liability with respect to all claims, events, and transactions complained of in the aforementioned litigation or that they have engaged in any wrongdoing. The defendants have entered into the Settlement Stipulation to eliminate the uncertainty, burden, risk, expense, and distraction of further litigation.

Executive Officers of the Registrant

Our executive officers and their ages as of February 16, 2010 were as follows:

Name	Age	Position

Robert C. Pohlad	55	Chairman of the Board and Chief Executive Officer
Kenneth E. Keiser	58	President and Chief Operating Officer
Alexander H. Ware	47	Executive Vice President and Chief Financial Officer
G. Michael Durkin, Jr.	50	Executive Vice President, U.S.
James R. Rogers	55	Executive Vice President, International
Jay S. Hulbert	56	Executive Vice President, Worldwide Supply Chain
Anne D. Sample	46	Executive Vice President, Human Resources
Kenneth L. Johnsen	48	Senior Vice President and Chief Information Officer
Timothy W. Gorman	49	Senior Vice President and Controller
Andrew R. Stark	46	Vice President and Treasurer

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

Mr. Durkin was named Executive Vice President, U.S. in March 2005. Prior to this role, Mr. Durkin served as Chief Financial Officer of PepsiAmericas since 2000. Mr. Durkin also serves on the Board of Directors of The Schwan Food Company, Inc. and Mesaba Aviation, Inc.

Mr. Rogers was named Executive Vice President, International in September 2004. Prior to this appointment, he served as Executive Vice President/General Manager of Central Europe since August 2000.

Mr. Hulbert was named Executive Vice President, Worldwide Supply Chain in January 2008. Prior to this appointment, he served as Senior Vice President, Supply Chain since December 2000.

Ms. Sample was named Executive Vice President, Human Resources in January 2008. Prior to this appointment, she served as Senior Vice President, Human Resources since May 2001.

Mr. Johnsen was named Senior Vice President and Chief Information Officer in March 2005. From July 2001 to February 2005, he served as Vice President and Chief Information Officer. From November 1997 to June 2001, he served as Chief of Information Technology.

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

We have entered into a merger agreement with PepsiCo and Metro, dated August 3, 2009, pursuant to which our company will merge with and into Metro, with Metro continuing as the surviving company and a wholly owned subsidiary of PepsiCo. Under the terms of the merger agreement, as of the effective time of the merger, each outstanding share of PepsiAmericas common stock that is not owned by PepsiCo or any of its subsidiaries or held by our company as treasury stock will be converted into the right to receive, at the holder’s election, either 0.5022 shares of common stock of PepsiCo or $28.50 in cash, without interest, subject to proration provisions which provide that an aggregate 50 percent of the outstanding PepsiAmericas common stock will be converted into the right to receive common stock of PepsiCo and an aggregate 50 percent of the outstanding PepsiAmericas common stock will be converted into the right to receive cash. We hope to close the merger by the end of February 2010, subject to regulatory approval and the satisfaction or waiver of other customary closing conditions.

Each share of PepsiAmericas common stock held by our company as treasury stock, held by PepsiCo or held by Metro, in each case immediately prior to the effective time of the merger, will be canceled, and no payment will be made with respect to them. Each share of PepsiAmericas common stock owned by any subsidiary of PepsiCo other than Metro immediately prior to the effective time of the merger will automatically be converted into the right to receive 0.5022 of a share of PepsiCo common stock.

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

The completion of the pending merger is subject to certain conditions, including, among others (i) the absence of certain legal impediments to the consummation of the pending merger, (ii) subject to certain materiality exceptions, the accuracy of the representations and warranties made by us and PepsiCo, respectively, and compliance by us and PepsiCo with our and its respective obligations under the merger agreement, and (iii) the non-occurrence of a Material Adverse Effect (as defined in the merger agreement) on our company or PepsiCo. In addition, PepsiCo’s obligation to consummate the merger is subject to the satisfaction of certain conditions to the consummation of the PBG merger, to the extent they relate to antitrust and competition laws.

If the merger agreement is terminated under certain circumstances, such as if our Board of Directors recommends to our shareholders an acquisition proposal made by a third party, or materially breaches its obligations under the merger agreement, then we would be required to pay PepsiCo a termination fee of $50 million.

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

Additionally, we and members of our Board of Directors have been named in a number of lawsuits relating to the pending merger as more fully described in Item 1 and Note 19 to the Consolidated Financial Statements. Although the parties have entered into a settlement stipulation to resolve these actions, the Court of Chancery must consider the fairness, reasonableness, and adequacy of the settlement. Further action in connection with these lawsuits or any future lawsuits may be time-consuming and expensive.

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

Health and wellness trends have decreased demand for sugared carbonated soft drinks and shifted interest to diet soft drinks and non-carbonated beverages. In the U.S., carbonated soft drink volume, which represented approximately 82 percent of our volume mix, declined 2 percent and 3 percent in fiscal years 2009 and 2008, respectively. In response to changes in consumers’ preferences, we have increased our emphasis on diet carbonated soft drinks and non-carbonated beverages, including Aquafina, SoBe, Tropicana juice drinks, Lipton Iced Tea, and energy drinks. Our business could be adversely impacted by a significant decline in sales of sugared carbonated soft drinks and our inability to offset that decline with sales of diet soft drinks and non-carbonated beverages. Because we rely mainly on PepsiCo to provide us with the products that we sell, if PepsiCo fails to develop innovative products that respond to these and other consumer trends, this could put us at a competitive disadvantage in the marketplace and adversely affect our business and financial results.

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

Our operations are affected by local and global economic environments, including inflation, recession and currency volatility. Political and regulatory changes, some of which may be disruptive, can interfere with our supply chain, our customers, our distributors and our activities in a particular location. Volatility in global macroeconomic conditions has had a negative impact on our business results. If this volatility continues to persist into the future, the fair value of our goodwill and intangible assets could be adversely impacted.

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

Our relationship with PepsiCo could give rise to conflicts of interest. These potential conflicts include balancing the objectives of increasing sales volume of PepsiCo beverages and maintaining or increasing our profitability. Other possible conflicts could relate to the nature, quality and pricing of services or products provided to us from PepsiCo or by us to PepsiCo.

In addition, under our Master Bottling Agreement, we must obtain PepsiCo’s approval to acquire any independent PepsiCo bottler. PepsiCo has agreed not to withhold approval for any acquisition within agreed-upon U.S. territories if we have successfully negotiated the acquisition and, in PepsiCo’s reasonable judgment, satisfactorily performed our obligations under the Master Bottling Agreement.

As of the end of fiscal year 2009, PepsiCo beneficially owned approximately 43 percent of our common stock. As a result, PepsiCo is able to significantly affect the outcome of our shareholder votes, thereby affecting matters concerning us.

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

We are subject to federal, state and local taxes in the U.S. and various foreign jurisdictions. As a result, our effective tax rate could be adversely affected by changes in the mix of earnings in the U.S. and foreign countries with differing statutory tax rates, legislative changes impacting statutory tax rates, including the impact on recorded deferred tax assets and liabilities, changes in tax laws or material audit assessments. In addition, deferred tax balances reflect the benefit of net operating loss carryforwards, the realization of which will depend upon generating future taxable income in the corresponding tax jurisdiction.

A strike or work stoppage by our union employees, which represent approximately one-fourth of our workforce, could disrupt our business.

Approximately 27 percent of our employees are covered by collective bargaining agreements with higher representation in the U.S. at approximately 41 percent of our employee base. These agreements expire at various dates, including some in fiscal year 2010. Our inability to successfully renegotiate these agreements could cause work stoppages and interruptions, which may adversely impact our operating results. The terms and conditions of existing or renegotiated agreements could also increase our costs or otherwise affect our ability to fully implement future operational changes to enhance our efficiency.

We may be adversely affected by our ability to successfully consummate acquisitions or integrate acquired businesses.

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

Our U.S. manufacturing facilities include ten owned and one leased combination bottling/canning plants, four owned bottling plants and two owned canning plants. International manufacturing facilities include four owned plants in Ukraine; three owned plants in Romania; two owned plants each in Poland, Hungary, and the Czech Republic. The total manufacturing area is approximately 3.2 million square feet. In addition, we operate 128 distribution facilities in the U.S. and 48 distribution facilities in CEE. Seventy-six of the distribution facilities are leased and almost six percent of our U.S. production is from one leased domestic plant. We believe all facilities are adequately equipped and maintained and capacity is sufficient for our current needs. We currently operate a fleet of approximately 4,900 vehicles in the U.S. and approximately 2,100 vehicles internationally to service and support our distribution system. In addition, we own and lease various industrial and commercial real estate properties in the U.S.

Item 3.	Legal Proceedings.

From approximately 1945 to 1995, various entities owned and operated a facility that manufactured hydraulic equipment in Willits, California. The plant site was contaminated by various chemicals and metals. On August 23, 1999, an action entitled Donna M. Avila, et al. v. Willits Environmental Remediation Trust, Remco Hydraulics, Inc., M-C Industries, Inc., Pneumo Abex Corporation and Whitman Corporation, Case No. C99-3941 CAL, was filed in U.S. District Court for the Northern District of California. On January 16, 2001, a second lawsuit, entitled Pamela Jo Arlich, et al. v. Willits Environmental Remediation Trust, et al., Case No. C 01 0266 SI, against essentially the same defendants was filed in the same court. The same defendants were served with a third lawsuit, entitled Nickerman v. Remco Hydraulics, on April 3, 2006. These three lawsuits were consolidated (Avila/Arlich/Nickerman) before the same judge in the U.S. District Court for the Northern District of California. In these lawsuits, individual plaintiffs claim that PepsiAmericas is liable for personal injury and/or property damage resulting from environmental contamination at the facility. There were over 1,000 claims filed in the three lawsuits. The Court dismissed a large portion of the claims; and in 2006 and 2008 we settled a significant number of the claims. There were 12 claims remaining from these lawsuits as of the end of fiscal year 2008. On June 18, 2009, the Court dismissed all remaining Avila/Arlich/Nickerman claims. In July 2009, 592 plaintiffs appealed various Court orders. There are currently 590 plaintiffs with appeals that are pending. On May 30, 2008, a fourth lawsuit with 30 plaintiffs, entitled Whitlock, et al. v. PepsiAmericas, et al., Case No. 3:2008cv02742 was filed. This lawsuit is based on the same claims as the prior three lawsuits. There are currently 27 plaintiffs. We will actively oppose these appeals, and we are actively defending these lawsuits. At this time, we do not believe these lawsuits are material to our business or financial condition.

We and our subsidiaries are defendants in other lawsuits in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our financial condition, although amounts recorded in any given period could be material to the results of operations or cash flows for that period.

See also “Environmental Matters” and “Certain Litigation Matters” in Item 1 and Note 19 to the Consolidated Financial Statements for further discussion.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed and traded on the New York Stock Exchange under the stock trading symbol “PAS.” The table below sets forth the reported high and low sales prices as reported for New York Stock Exchange Composite Transactions for our common stock and indicates our dividends declared for each quarterly period for the fiscal years 2009 and 2008.

	Common Stock
			Dividends
	High	Low	Declared

2009:
First quarter	$20.97	$14.98	$0.14
Second quarter	27.43	18.17	0.14
Third quarter	29.20	26.00	0.14
Fourth quarter	30.30	28.81	0.14
2008:
First quarter	$34.50	$23.00	$0.135
Second quarter	27.02	19.94	0.135
Third quarter	24.78	18.95	0.135
Fourth quarter	21.90	14.51	0.135

Performance Graph

The following performance graph compares the performance of PepsiAmericas common stock to the MidCap 400 Index and to an index of peer companies selected by us, the Bottling Group Index (“BGI”). The BGI consists of The Pepsi Bottling Group, Inc., Coca-Cola Enterprises, Inc., Coca-Cola Bottling Company Consolidated, Coca-Cola FEMSA S.A.B. de C.V. ADRs and Coca-Cola Hellenic Bottling Company S.A. ADRs. The graph assumes the return on $100 invested on January 2, 2005 until January 2, 2010. The returns of each member of the BGI are weighted by market capitalization and include the subsequent reinvestment of dividends into the respective stock.

	2004	2005	2006	2007	2008	2009
PAS	100.00	111.10	102.48	171.59	105.60	152.96
MidCap 400	100.00	112.56	124.18	134.85	87.58	117.46
BGI	100.00	106.45	130.18	182.41	99.34	159.03

The closing price of our common stock on January 2, 2010 was $29.26 per share.

Shareholders

There were 7,775 shareholders of record of our common stock as of February 16, 2010.

Share Repurchase Program

We did not repurchase shares of PepsiAmericas common stock in the fourth quarter of 2009. Our share repurchase program activity for each of the three months and the quarter ended January 2, 2010 was as follows:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of		Part of Publicly	Be Purchased Under
	Shares Purchased	Average Price Paid	Announced Plans or	the Plans or
Period	(1)	per Share	Programs(2)	Programs(3)

October 4, 2009 — October 31, 2009	—	$—	56,201,081	8,798,919
November 1, 2009 — November 28, 2009	—	—	56,201,081	8,798,919
November 29, 2009 — January 2, 2010	—	—	56,201,081	8,798,919

For the Quarter Ended January 2, 2010	—	$—

(1)	Represents shares purchased in open-market transactions pursuant to our publicly announced repurchase program.

(2)	Represents cumulative shares purchased under previously announced share repurchase authorizations by the Board of Directors. Share repurchases began in 1999 under an authorization for 15 million shares announced on November 19, 1999. On December 19, 2002, the Board of Directors authorized the repurchase of 20 million additional shares. The Board of Directors later authorized the repurchase of 20 million additional shares as announced on July 21, 2005. On July 24, 2008, the Board of Directors authorized the repurchase of 10 million additional shares.

(3)	This repurchase authorization does not have a scheduled expiration date.

Securities Authorized for Issuance under Equity Compensation Plans

See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Item 12 for information regarding securities authorized for issuance under our equity compensation plans.

Item 6.	Selected Financial Data.

The following table presents summary operating results and other information of PepsiAmericas and should be read along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, the Consolidated Financial Statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. Amounts are presented in millions, except per share and employee data.

For the Fiscal Years	2009	2008	2007	2006	2005

OPERATING RESULTS:
Net sales:
U.S.	$3,405.2	$3,429.9	$3,384.9	$3,245.8	$3,156.1
CEE	915.2	1,260.9	849.4	484.1	343.5
Caribbean	100.9	246.4	245.2	242.5	226.4

Worldwide	$4,421.3	$4,937.2	$4,479.5	$3,972.4	$3,726.0
Operating income (loss):
U.S.	$341.1	$333.8	$336.9	$330.1	$387.7
CEE	41.2	146.0	95.2	20.9	1.5
Caribbean	(1.4)	(6.6)	4.0	5.0	4.2

Worldwide	380.9	473.2	436.1	356.0	393.4
Interest expense, net	65.6	111.1	109.2	101.3	89.9
Loss from deconsolidation of business	25.8	—	—	—	—
Other expense, net	13.9	7.9	0.6	11.7	5.0

Income from continuing operations before income taxes and equity in net earnings (loss) of nonconsolidated companies	275.6	354.2	326.3	243.0	298.5
Income taxes	99.3	107.8	112.0	90.5	108.8
Equity in net earnings (loss) of nonconsolidated companies	1.4	(1.1)	—	5.6	4.9

Income from continuing operations	177.7	245.3	214.3	158.1	194.6
Loss from discontinued operations, net of tax	—	9.2	2.1	—	—

Net income	177.7	236.1	212.2	158.1	194.6
Less: Net (loss) income attributable to noncontrolling interests	(3.5)	9.7	0.1	(0.2)	(0.1)

Net income attributable to PepsiAmericas, Inc.	$181.2	$226.4	$212.1	$158.3	$194.7

Weighted average common shares:
Basic	121.6	125.2	126.7	127.9	134.7
Incremental effect of stock options and awards	2.3	2.0	2.5	1.9	2.5

Diluted	123.9	127.2	129.2	129.8	137.2

Earnings per share attributable to PepsiAmericas, Inc. common shareholders:
Basic:
Income from continuing operations	$1.49	$1.88	$1.69	$1.24	$1.45
Loss from discontinued operations	—	(0.07)	(0.02)	—	—

Total	$1.49	$1.81	$1.67	$1.24	$1.45

Diluted:
Income from continuing operations	$1.46	$1.85	$1.66	$1.22	$1.42
Loss from discontinued operations	—	(0.07)	(0.02)	—	—

Total	$1.46	$1.78	$1.64	$1.22	$1.42

Cash dividends declared per share	$0.56	$0.54	$0.52	$0.50	$0.34

OTHER INFORMATION:
Total assets	$5,092.7	$5,054.1	$5,308.0	$4,207.4	$4,053.8
Long-term debt	$1,990.8	$1,642.3	$1,803.5	$1,490.2	$1,285.9
Capital investments	$235.7	$248.9	$264.6	$169.3	$180.3
Depreciation and amortization	$184.3	$204.3	$204.4	$193.4	$184.7

The following items were recorded during the periods presented:

In fiscal year 2009:

•	We recorded a $17.4 million impairment charge ($7.9 million net of taxes and noncontrolling interests) on our Sandora and Sadochok brands. This non-cash charge resulted from our determination that the carrying amounts of these indefinite life intangible assets exceeded their fair value.

•	We recorded special charges totaling $11.1 million. In CEE, we recorded special charges of $9.8 million related to the restructuring of our Hungary operations, primarily for severance, fixed asset impairments and lease termination costs. We also recorded $1.3 million of special charges, net of recoveries, in the Caribbean and the U.S. related to restructuring costs.

•	We recorded $6.1 million of fees associated with the pending merger with PepsiCo in “Selling, delivery and administrative (“SD&A”) expenses.”

•	We recorded a $4.9 million write-down of non-operating assets in the U.S. in “SD&A expenses.”

•	We recorded a $3.4 million loss related to our decision to exit a multi-employer pension plan in the U.S. in “SD&A expenses.”

•	On July 3, 2009, we formed a strategic joint venture with CABCORP to combine our Caribbean operations, excluding the Bahamas, with CABCORP’s Central American operations. Upon execution of the joint venture agreement, we deconsolidated our Caribbean business resulting in a non-cash loss of $25.8 million ($23.0 million net of taxes). This loss included the recognition of deferred losses associated with cumulative translation adjustments of $19.2 million and pension losses of $6.5 million, which were previously included in accumulated other comprehensive loss.

•	We recorded an other-than-temporary marketable securities impairment loss of $2.1 million ($1.3 million net of taxes) to write-off an equity security, Northfield Laboratories, Inc., that was classified as available-for-sale. The loss was recorded in “Other expense, net.”

•	We recorded a gain of $33.0 million ($20.9 million net of taxes) from the termination of an interest rate swap based on our determination that interest payments associated with a forecasted debt issuance for which the interest rate swap was designated was probable not to occur. The gain was recorded in “Interest expense, net.”

In fiscal year 2008:

•	Our fiscal year ends on the Saturday closest to December 31 and, as a result, an additional week is added every five to six years. Fiscal year 2008 consisted of 53 weeks ending on January 3, 2009. All other periods presented in the table above consisted of 52 weeks. Our CEE operations are based on a calendar year ending December 31, 2008 and, therefore, are not impacted by the 53rd week. Various estimates and assumptions were made to quantify the impact of the additional week of operations. The 53rd week contributed an estimated $52.7 million to net sales, $8.9 million to operating income and $5.7 million to net income attributable to PepsiAmericas, Inc. in fiscal year 2008.

•	We recorded special charges and adjustments totaling $23.0 million. We recorded $9.0 million of special charges in the Caribbean, which consisted of severance and impairment charges that included a $2.9 million impairment charge related to an intangible asset and a $3.0 million impairment of fixed assets. As a result of various realignment initiatives, we recorded special charges of $4.1 million in the U.S. and $1.3 million in CEE related to severance, fixed asset impairment and lease termination costs. We also recorded a legal contingency of $2.4 million in our CEE operations. Additionally in fiscal year 2008, we determined that we had improperly accounted for certain U.S. employee benefit obligations in prior years. Accordingly, we recorded an out-of-period accounting adjustment of $6.2 million to increase the benefit obligation as of the end of fiscal year 2008.

•	We recorded a discontinued operations charge of $15.0 million ($9.2 million net of taxes) related to revised estimates for environmental remediation, legal and related administrative costs. In particular, we revised our remediation plans at several sites during the year, which resulted in an increase in the accrual for remediation costs of $5.0 million, and we increased our accrual for legal costs by $10.0 million.

In fiscal year 2007:

•	We recorded special charges of $6.3 million. In the U.S., we recorded $4.8 million of special charges primarily related to severance and relocation costs associated with our strategic realignment to further strengthen our customer focused go-to-market strategy. In CEE, we recorded special charges of $1.5 million related to lease termination costs in Hungary and associated severance costs.

•	We recorded a gain of $10.2 million related to the sale of railcars and locomotives, which was reflected in “Other expense, net.”

•	We recorded an other-than-temporary marketable securities impairment loss of $4.0 million related to an equity security, Northfield Laboratories, Inc., that was classified as available-for-sale. The loss was recorded in “Other expense, net.”

•	We recorded a discontinued operations charge of $3.2 million ($2.1 million net of taxes). The charge related to revised estimates for environmental remediation, legal and related administrative costs.

In fiscal year 2006:

•	We recorded special charges of $13.7 million. We recorded special charges of $11.5 million in the U.S. related to the strategic realignment of the U.S. sales organization, primarily for severance, relocation and other employee-related costs, including the acceleration of vesting of certain restricted stock awards and consulting services incurred in connection with the realignment initiative. In addition, we recorded special charges in CEE of $2.2 million. The special charges related primarily to a reduction in the workforce and were for severance costs and related benefits.

•	We recorded an other-than-temporary marketable securities impairment loss of $7.3 million related to an equity security, Northfield Laboratories, Inc., that was classified as available-for-sale. The loss was recorded in “Other expense, net.”

In fiscal year 2005:

•	We recorded an expense of $6.1 million related to lease exit costs, which resulted from the relocation of our corporate offices in the Chicago area. These costs were recorded in “SD&A expenses.”

•	We recorded income of $16.6 million related to the proceeds from the settlement of a class action lawsuit. The lawsuit alleged price fixing related to high fructose corn syrup purchased in the U.S. from July 1, 1991 through June 30, 1995.

•	We recorded special charges in CEE of $2.5 million related to a reduction in the workforce and the consolidation of certain production facilities as we rationalized our cost structure. These special charges were primarily for severance costs, related benefits and asset write-downs.

•	We recorded an expense of $5.6 million related to a loss on extinguishment of debt. During fiscal year 2005, we completed a cash tender offer related to $550 million of our outstanding debt. The total amount of securities tendered was $388 million. The loss was recorded in “Interest expense, net.”

•	We recorded a $5.6 million benefit associated with a real estate tax refund concerning a previously sold parcel of land in downtown Chicago. The gain was recorded in “Other expense, net.”

•	We recorded a $1.1 million net benefit to net income attributable to PepsiAmericas, Inc. related to the reversal of valuation allowances for certain net operating loss carryforwards offset by tax contingency requirements. This net benefit was comprised of interest expense of $0.6 million ($0.4 million net of taxes) for the tax contingency requirements recorded in “Interest expense, net” and $1.5 million of tax benefit recorded in “Income taxes.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Overview

What We Do

We manufacture, distribute, and market a broad portfolio of beverage products in the U.S. and Central and Eastern Europe (“CEE”). We sell a variety of brands that we bottle under franchise agreements with various brand owners, the majority with PepsiCo or PepsiCo joint ventures. In some territories, we manufacture, package, sell and distribute our own brands, such as Sandora, Sadochok and Toma. We also distribute snack foods in certain markets. We serve a significant portion of 19 states throughout the central region of the U.S. In CEE, we serve Ukraine, Poland, Romania, Hungary, the Czech Republic and Slovakia, with distribution rights in Moldova, Estonia, Latvia and Lithuania. In addition, we have an equity investment in Agrima JSC (“Agrima”), which produces, sells and distributes PepsiCo products and other beverages in Bulgaria.

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

We have entered into a merger agreement with PepsiCo and Pepsi-Cola Metropolitan Bottling Company, Inc., a wholly owned subsidiary of PepsiCo (“Metro”), dated August 3, 2009, pursuant to which our company will merge with and into Metro, with Metro continuing as the surviving company and a wholly owned subsidiary of PepsiCo. Under the terms of the merger agreement, PepsiCo will acquire all outstanding shares of PepsiAmericas common stock it does not already own for the price of $28.50 in cash or 0.5022 shares of PepsiCo common stock, subject to proration provisions which provide that an aggregate 50 percent of the outstanding PepsiAmericas common stock will be converted into the right to receive common stock of PepsiCo and an aggregate 50 percent of the outstanding PepsiAmericas common stock will be converted into the right to receive cash. We hope to close the merger by the end of February 2010, subject to regulatory approval and the satisfaction or waiver of other customary closing conditions.

Results of Operations

In the discussion of our results of operations below, the number of bottle and can cases sold is referred to as volume. Constant territory refers to the results of operations excluding the non-comparable territories year-over-year. For fiscal year 2009 comparisons, this excluded the last six months of the Caribbean operating results in fiscal year 2008, as we deconsolidated our Caribbean business at the end of the second quarter of 2009. For fiscal year 2008 comparisons, this excluded the first eight months and the first sixteen days of September for Sandora LLC (“Sandora”), as we consolidated Sandora operating results starting in mid-September 2007. Net pricing is net sales divided by the number of cases and gallons sold for our core businesses, which include bottles and cans (including bottle and can volume from vending equipment sales), foodservice and export sales. Changes in net pricing include the impact of sales price (or rate) changes, as well as the impact of foreign currency and brand, package and geographic mix. Net pricing and reported volume amounts exclude contract, commissary, and vending (other than bottles and cans) transactions. Contract sales represent sales of manufactured product to other franchise bottlers and typically decline as excess manufacturing capacity is utilized. Net pricing and volume also exclude activity associated with snack food products. Cost of goods sold per unit is the cost of goods sold for our core businesses, excluding the impact of unrealized gains or losses on derivatives not designated as hedging instruments, divided by the related number of cases and gallons sold. Changes in cost of goods sold per unit include the impact of cost changes, as well as the impact of foreign currency and brand, package and geographic mix.

Fiscal Year 2009 Key Financial Results

•	Worldwide volume decreased 10.1 percent, primarily due to volume declines in CEE and the U.S., as well as the impact of the Caribbean deconsolidation.

•	Worldwide net sales decreased 10.4 percent, mainly due to the impact of foreign currency and the Caribbean deconsolidation. Volume declines were partially offset by net selling price increases on a currency neutral basis across all geographies.

•	Worldwide cost of goods sold per unit decreased 0.8 percent, primarily driven by the impact of foreign currency, offset in part by higher raw material costs in the U.S.

•	We generated operating income of $380.9 million, which included $42.9 million of special charges and other items impacting comparability, including asset impairment charges and merger related fees, as described in “Items Impacting Comparability.” Operating income in fiscal year 2008 of $473.2 million included special charges and adjustments of $23.0 million.

•	We reported diluted earnings per share of $1.46 for the fiscal year 2009, which included a negative $0.06 impact from special charges and a combined $0.17 negative impact from other items impacting comparability as described in “Items Impacting Comparability.” This compared to diluted earnings per share of $1.78 for the fiscal year 2008, which included a loss from discontinued operations of $0.07, a negative $0.14 impact from special charges and adjustments, and an estimated positive $0.04 contribution from the 53rd week.

•	We estimate that the 53rd week in fiscal 2008 contributed approximately 1 percentage point to the year over year decline in volume, net sales, costs of goods sold and selling, delivery and administrative (“SD&A”) expenses and 1.5 percentage points to the operating income decline.

•	The impact of foreign currency unfavorably impacted net sales by 5.9 percentage points and operating income by 26.7 percentage points.

•	The effective income tax rate increased to 36.0 percent from 30.4 percent in fiscal year 2008 primarily due to the impact of the deconsolidation of our Caribbean business and a change in the geographic mix of earnings and the associated varying statutory tax rates.

•	We generated cash flows from operating activities of $308.6 million in fiscal year 2009, which included a decrease of $150.0 million related to the termination of our trade receivables securitization program. This compared to cash flows from operating activities of $500.6 million in fiscal year 2008, which included the benefit of the 53rd week.

Our Focus in Fiscal Year 2009

Worldwide.  For fiscal year 2009, diluted earnings per share of $1.46 declined 18 percent compared to the prior year due to significant foreign currency pressures and volume declines as global economic conditions remained difficult. Our disciplined pricing strategy, brand portfolio expansion initiatives and productivity improvements helped offset the volume softness and higher raw material costs to drive year over year operating profit growth on a currency neutral basis. Our organization continued its focus on cash flow and drove improvements in working capital.

U.S. operations.  Changing consumer demand and higher raw material costs continued to challenge our U.S. business. Carbonated soft drink volume declined 2 percent, an improvement from the prior year rate of decline as we benefited from a renewed focus on core brands and an expanded product portfolio. Our single-serve business was down 5 percent due to declines in the foodservice channel, reflecting the difficult economic environment. Non-carbonated beverage volume declined 10 percent driven by lower volumes in Aquafina take-home package and teas. Despite the economic pressures, operating profits grew 2.2 percent over prior year due to higher net pricing, productivity initiatives and cost management. Our most significant productivity initiative, Customer Optimization to the Third Power, or CO3, drove improvements in forecasting accuracy, miles driven and the level of out-of-stocks, and resulted in lower SD&A expenses.

International operations.  Foreign currency headwinds and difficult economic conditions, particularly in emerging markets, drove CEE operating profits down 71.8 percent compared to prior year. Volumes were lower by 12.8 percent, reflecting double digit volume declines in Romania and Ukraine. We executed disciplined pricing strategies and productivity initiatives to help mitigate the impact of foreign currency and lower volumes. Despite these challenges, we believe there are opportunities in the CEE markets. We expanded our water presence in several markets, added flavored carbonated soft drinks in Ukraine, and continued our “feet on the street” sales force initiative to drive new distribution. In addition, we continued to invest in capacity, with a new plant in Romania and new carbonated soft drink lines in Ukraine.

The above overview should not be considered by itself in determining full disclosure and should be read in conjunction with the other sections of this Annual Report on Form 10-K.

Items Impacting Comparability

Intangible Assets Impairment

In fiscal year 2009, we recorded a $17.4 million impairment charge ($7.9 million net of taxes and noncontrolling interests) on our Sandora and Sadochok brands. This non-cash charge resulted from our determination that the carrying amount of these indefinite life intangible assets exceeded their fair value.

Special Charges and Adjustments

In fiscal year 2009, we recorded special charges totaling $11.1 million. In CEE, we recorded special charges of $9.8 million related to the restructuring of our Hungary operations, primarily for severance, fixed asset impairments and lease termination costs. We also recorded $1.3 million of special charges, net of recoveries, in the Caribbean and the U.S. related to restructuring costs.

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

In fiscal year 2008, we determined that we had improperly accounted for certain U.S. employee benefit obligations in prior years. Accordingly, we recorded an out-of-period accounting adjustment of $6.2 million to increase the benefit obligation as of the end of fiscal year 2008. This adjustment was recorded as an increase in “Payables and other current liabilities” in the Consolidated Balance Sheet.

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

PepsiCo Merger Fees

We have entered into a merger agreement with PepsiCo, dated August 3, 2009, whereby PepsiAmericas will merge with and into a wholly owned subsidiary of PepsiCo, subject to regulatory approval and the satisfaction or waiver of other customary closing conditions. In fiscal year 2009, we recorded $6.1 million of fees associated with the pending merger with PepsiCo in “SD&A expenses” in our U.S. geographic segment. In connection with this merger transaction, we have retained certain external advisors and expect to incur aggregate fees of approximately $30 million.

Non-operating Assets Impairment

In fiscal year 2009, we recorded a $4.9 million write-down of non-operating assets in the U.S. in “SD&A expenses.”

Loss from Multi-Employer Pension Plans

In fiscal year 2009, we recorded a $3.4 million loss related to our decision to exit a multi-employer pension plan in the U.S. in “SD&A expenses.”

Loss from Deconsolidation of Business

On July 3, 2009, we formed a strategic joint venture with CABCORP to combine PepsiAmericas’ Caribbean operations, excluding the Bahamas, with CABCORP’s Central American operations. Upon execution of the joint venture agreement, we deconsolidated our Caribbean business resulting in a non-cash loss of $25.8 million ($23.0 million net of taxes). This loss included the recognition of deferred losses associated with cumulative translation adjustments of $19.2 million and unrecognized pension losses of $6.5 million, which were previously included in accumulated other comprehensive loss.

Beginning in the third quarter of 2009, earnings from the strategic joint venture with CABCORP are recorded in “Equity in net earnings (loss) of nonconsolidated companies” on the Consolidated Statements of Income and operating results for the Bahamas are included in our U.S. geographic segment. Due to the timing of the receipt of available financial information, we record equity in net earnings from the joint venture on a one-month lag basis.

Marketable Securities Impairment

In fiscal years 2009 and 2007, we recorded other-than-temporary impairment losses of $2.1 million and $4.0 million, respectively, to write-off an equity security, Northfield Laboratories, Inc., that was classified as available-for-sale on our Consolidated Balance Sheets. The losses were recorded in “Other expense, net.”

Gain from Interest Rate Swap Termination

In fiscal year 2009, we recognized a gain of $33.0 million ($20.9 million net of taxes) from the termination of an interest rate swap based on our determination that interest payments associated with a forecasted debt issuance for which the interest rate swap was designated was probable not to occur. The gain was recorded in “Interest expense, net.”

Gain on Sale of Non-Core Property

In fiscal year 2007, we recorded a gain of $10.2 million related to the sale of non-core property, which consisted of railcars and locomotives. The gain was recorded in “Other expense, net.”

53rd Week in Fiscal Year 2008

Our fiscal year ends on the Saturday closest to December 31, and as a result, a 53rd week is added every five or six years. Fiscal year 2008 consisted of 53 weeks while fiscal years 2009 and 2007 each consisted of 52 weeks. Our CEE operations are based on a calendar year ending December 31 and, therefore, are not impacted by the 53rd week. Various estimates and assumptions were made to quantify the impact of the additional week of operations. The table below summarizes the estimated impact of the 53rd week on fiscal year 2008 (in millions):

	53rd Week Impact
	U.S.	Caribbean	Worldwide

Net sales	$48.5	$4.2	$52.7
Cost of goods sold	28.4	3.2	31.6
SD&A expenses	11.3	0.9	12.2
Operating income	8.8	0.1	8.9
Net income attributable to PepsiAmericas, Inc.	—	—	5.7

Acquisitions

In fiscal year 2007, we formed a joint venture with PepsiCo to acquire an interest in Sandora, the leading juice company in Ukraine. Under the terms of the joint venture agreement, we hold a 60 percent interest and PepsiCo holds the remaining 40 percent interest. In August 2007, the joint venture acquired 80 percent of Sandora. In November 2007, the joint venture completed the acquisition of the remaining 20 percent interest. Beginning in September 2007, we fully consolidated the results of operations of the joint venture and report the noncontrolling interest in our Consolidated Financial Statements. Due to the timing of the receipt of available financial information, we record results on a one-month lag basis.

In the third quarter of 2007, we purchased a 20 percent interest in a joint venture that owns Agrima. Agrima produces, sells and distributes PepsiCo products and other beverages throughout Bulgaria. Due to the timing of the receipt of available financial information, we record results in “Equity in net earnings (loss) of nonconsolidated companies” on a one-quarter lag basis.

Operating Results — 2009 compared with 2008

Volume.  Sales volume (decline) growth for fiscal years 2009 and 2008 were as follows:

Volume	2009	2008

U.S.	(5.0)%	(2.7)%
CEE	(12.8)%	34.7%
Caribbean	(58.2)%	(3.9)%
Worldwide	(10.1)%	6.8%

	2009 Compared to 2008
Volume Change	U.S.	CEE	Caribbean	Worldwide

Constant territory volume	(3.6)%	(12.8)%	(15.9)%	(7.0)%
Impact of 53rd week	(1.4)%	—	—	(0.9)%
Deconsolidation of Caribbean	—	—	(42.3)%	(2.2)%

Change in volume	(5.0)%	(12.8)%	(58.2)%	(10.1)%

In fiscal year 2009, worldwide volume declined 10.1 percent, with constant territory volume declines across all our geographic segments driven by difficult economic conditions. Additionally, the deconsolidation of the Caribbean business reduced worldwide volume by 2.2 percentage points.

Volume in the U.S. declined 5 percent in fiscal year 2009 compared to fiscal year 2008. The lapping of the 53rd week contributed an estimated 1.4 percentage points to the volume decline. Carbonated soft drink volume decreased 2 percent compared to the prior year period. This decline was an improvement from the prior year rate of decline as we benefited from a renewed focus on core brands and an expanded product portfolio. Non-carbonated soft drinks decreased 10 percent, which reflected a continued decline in the low margin Aquafina take-home package and teas. Single-serve volume grew in the retail channel while softness in the foodservice channel drove overall single-serve volume down 5 percent in fiscal year 2009. Foodservice represents approximately 40 percent of our single-serve business.

Volume in CEE declined 12.8 percent in fiscal year 2009 compared to fiscal year 2008, reflecting continued category softness as a result of difficult economic conditions, particularly in our emerging markets. Additionally, volume was adversely impacted by softness in the third-party distributor business in Romania and the export business in Ukraine. Volume in Poland grew modestly, reflecting a more stable economic environment and the benefits from our “feet on the street” sales force initiative that helped drive new distribution outlets.

Volume in the Caribbean declined 58.2 percent in fiscal year 2009 compared to the same period last year. The deconsolidation of the Caribbean business reduced volume by 42.3 percentage points. The remaining decrease was driven mainly by a weaker economy and competitive pressures in Puerto Rico.

Net Sales.  Net sales and net pricing statistics for fiscal years 2009 and 2008 were as follows (dollar amounts in millions):

Net Sales	2009	2008	Change

U.S.	$3,405.2	$3,429.9	(0.7)%
CEE	915.2	1,260.9	(27.4)%
Caribbean	100.9	246.4	(59.1)%

Worldwide	$4,421.3	$4,937.2	(10.4)%

	2009 Compared to 2008
Net Sales Change	U.S.	CEE	Caribbean	Worldwide

Volume impact *	(3.1)%	(11.8)%	(13.8)%	(6.1)%
Net price per case, excluding impact of foreign currency	4.1%	7.7%	7.0%	5.6%
Impact of foreign currency	—	(21.5)%	(7.4)%	(5.9)%
Impact of 53rd week	(1.4)%	—	—	(1.0)%
Deconsolidation of Caribbean	—	—	(43.5)%	(2.6)%
Non-core	(0.3)%	(1.8)%	(1.4)%	(0.4)%

Change in net sales	(0.7)%	(27.4)%	(59.1)%	(10.4)%

*	The amounts in this table represent the dollar impact on net sales due to changes in volume and are not intended to equal the absolute change in volume.

Net Pricing Growth (Decline) **	2009	2008

U.S.	4.1%	4.1%
CEE	(16.9)%	12.6%
Caribbean	(3.6)%	4.6%
Worldwide	(1.0)%	4.2%

**	Includes the impact from deconsolidation, acquisitions and foreign currency on core net sales.

Net sales decreased $515.9 million, or 10.4 percent, to $4,421.3 million in fiscal year 2009 compared to $4,937.2 million in fiscal year 2008. The decrease was mainly attributable to the unfavorable impact of foreign currency, which was responsible for 5.9 percentage points of the decline, and a decrease in volume. Strong pricing in all geographies drove net pricing on a currency neutral basis up 5.6 percent, helping to mitigate the impact of lower volumes, higher raw material costs and foreign currency headwinds.

Net sales in the U.S. for fiscal year 2009 decreased $24.7 million, or 0.7 percent, to $3,405.2 million from $3,429.9 million in the prior year. The decrease was due to the lapping of the 53rd week, which we estimate contributed $48.5 million in net sales in fiscal year 2008, and lower volumes. Net pricing grew 4.1 percent, driven mainly by rate increases to cover higher raw material costs.

Net sales in CEE for fiscal year 2009 decreased $345.7 million, or 27.4 percent, to $915.2 million from $1,260.9 million in fiscal year 2008. Foreign currency contributed 21.5 percentage points of the decrease, with the remaining decrease primarily attributed to lower volume associated with difficult economic conditions. This decrease was offset partly by an increase in net pricing of 7.7 percent on a currency neutral basis, driven by increases in rate and a positive contribution from package mix.

Net sales in the Caribbean decreased $145.5 million, or 59.1 percent in fiscal year 2009 to $100.9 million from $246.4 million in fiscal year 2008. The deconsolidation of the Caribbean business reduced net sales by 43.5 percentage points. The remaining decrease in net sales reflected a decline in constant territory volume and the unfavorable impact of foreign currency.

Cost of Goods Sold.  Cost of goods sold and cost of goods sold per unit statistics for fiscal years 2009 and 2008 were as follows (dollar amounts in millions):

Cost of Goods Sold	2009	2008	Change

U.S.	$2,010.2	$2,015.4	(0.3)%
CEE	568.8	755.6	(24.7)%
Caribbean	75.4	184.6	(59.2)%

Worldwide	$2,654.4	$2,955.6	(10.2)%

	2009 Compared to 2008
Cost of Goods Sold Change	U.S.	CEE	Caribbean	Worldwide

Volume impact *	(3.0)%	(11.6)%	(13.9)%	(5.9)%
Cost per case, excluding impact of foreign currency	4.6%	—	6.7%	3.7%
Impact of foreign currency	—	(12.3)%	(7.7)%	(3.5)%
Impact of 53rd week	(1.4)%	—	—	(1.0)%
Deconsolidation of Caribbean	—	—	(42.8)%	(3.2)%
Non-core	(0.5)%	(0.8)%	(1.5)%	(0.3)%

Change in cost of goods sold	(0.3)%	(24.7)%	(59.2)%	(10.2)%

*	The amounts in this table represent the dollar impact on cost of goods sold due to changes in volume and are not intended to equal the absolute change in volume.

Cost of Goods Sold per Unit Increase (Decrease) **	2009	2008

U.S.	4.6%	4.4%
CEE	(13.7)%	17.0%
Caribbean	(3.4)%	4.9%
Worldwide	(0.8)%	5.3%

**	Includes the impact from deconsolidation, acquisitions and foreign currency on core cost of goods sold.

Cost of goods sold decreased $301.2 million, or 10.2 percent, to $2,654.4 million in fiscal year 2009 from $2,955.6 million in the prior year. The decrease was driven mainly by the decline in volume, favorable impact of foreign currency, and the deconsolidation of the Caribbean business. These decreases were partially offset by higher raw material costs in the U.S. and Caribbean. Cost of goods sold per unit on a currency neutral basis increased 3.7 percent in fiscal year 2009 compared to the same period in 2008.

In the U.S., cost of goods sold decreased $5.2 million, or 0.3 percent, to $2,010.2 million in fiscal year 2009 from $2,015.4 million in the prior year. The decrease was mainly driven by lower volume and lapping of the 53rd week, partly offset by a cost of goods sold per unit increase of 4.6 percent due mainly to higher raw material costs.

In CEE, cost of goods sold decreased $186.8 million, or 24.7 percent, to $568.8 million in fiscal year 2009 compared to $755.6 million in the prior year. Foreign currency contributed 12.3 percentage points to the decrease in cost of goods sold, with the remaining decrease primarily attributed to a decline in volume. There was no change in the cost of goods sold per unit on a currency neutral basis in fiscal year 2009 compared to fiscal year 2008. Lower juice concentrate and packaging material costs offset increases in other raw material costs.

In the Caribbean, cost of goods sold decreased $109.2 million, or 59.2 percent, to $75.4 million in fiscal year 2009 compared to $184.6 million in fiscal year 2008. The deconsolidation of the Caribbean business reduced cost of goods sold by 42.8 percentage points. The remaining decrease in cost of goods sold was driven by a decline in constant territory volume and the favorable impact of foreign currency.

Selling, Delivery and Administrative Expenses.  SD&A expenses and SD&A expense statistics for fiscal years 2009 and 2008 were as follows (dollar amounts in millions):

SD&A Expenses	2009	2008	Change

U.S.	$1,054.1	$1,070.4	(1.5)%
CEE	278.0	355.6	(21.8)%
Caribbean	25.4	59.4	(57.2)%

Worldwide	$1,357.5	$1,485.4	(8.6)%

	2009 Compared to 2008
SD&A Expense Change	U.S.	CEE	Caribbean	Worldwide

Cost impact, excluding items listed below	(0.4)%	(7.0)%	(6.7)%	(2.2)%
Impact of foreign currency	—	(14.8)%	(8.1)%	(3.8)%
Impact of 53rd week	(1.1)%	—	—	(0.8)%
Deconsolidation of Caribbean	—	—	(42.4)%	(1.8)%

Change in SD&A expense	(1.5)%	(21.8)%	(57.2)%	(8.6)%

SD&A Expenses as a Percent of Net Sales	2009	2008

U.S.	31.0%	31.2%
CEE	30.4%	28.2%
Caribbean	25.2%	24.1%
Worldwide	30.7%	30.1%

In fiscal year 2009, SD&A expenses decreased $127.9 million, or 8.6 percent, to $1,357.5 million from $1,485.4 million in the prior year. Foreign currency reduced SD&A expenses by 3.8 percentage points in fiscal year 2009. The deconsolidation of the Caribbean business reduced SD&A expenses by 1.8 percentage points. The remainder of the decrease in SD&A expense was primarily a result of the company’s global productivity and cost containment initiatives, as well as the impact of lower volumes.

In the U.S., SD&A expenses decreased $16.3 million, or 1.5 percent, to $1,054.1 million in fiscal year 2009 compared to $1,070.4 million in the prior year. The lapping of the 53rd week in fiscal year 2008 drove an estimated 1.1 percentage points of the decline in SD&A expenses. The remainder of the decrease was due mainly to the impact of our productivity and cost containment initiatives and lower fuel costs, as well as the impact of lower volumes. These cost savings offset the $6.1 million of fees associated with the PepsiCo merger, $4.9 million write-down of non-operating assets and $3.4 million loss from multi-employer pension plans included in SD&A expenses in fiscal year 2009. As a percentage of net sales, SD&A expenses decreased to 31.0 percent compared to 31.2 percent in fiscal year 2008.

In CEE, SD&A expenses decreased $77.6 million, or 21.8 percent, to $278.0 million in fiscal year 2009 compared to $355.6 million in the prior year. Foreign currency contributed 14.8 percentage points to the decrease. The remaining decrease was mainly due to lower volume, the impact of our productivity and restructuring initiatives and lower advertising costs. As a percentage of net sales, SD&A expenses increased to 30.4 percent compared to 28.2 percent in fiscal year 2008 primarily driven by volume declines in fiscal year 2009.

In the Caribbean, SD&A expenses decreased $34.0 million, or 57.2 percent, to $25.4 million in fiscal year 2009 from $59.4 million in the prior year. The deconsolidation of the Caribbean business reduced SD&A expenses by 42.4 percentage points. The remaining decrease reflected the impact of foreign currency, lower constant territory volume and the benefits from the restructuring of the business.

Operating Income (Loss).  Operating income (loss) for fiscal years 2009 and 2008 was as follows (dollar amounts in millions):

Operating Income (Loss)	2009	2008	Change

U.S.	$341.1	$333.8	2.2%
CEE	41.2	146.0	(71.8)%
Caribbean	(1.4)	(6.6)	78.8%

Worldwide	$380.9	$473.2	(19.5)%

	2009 Compared to 2008
Operating Income (Loss) Change	U.S.	CEE	Caribbean	Worldwide

Operating results, excluding items listed below	5.0%	14.4%	(150.0)%	7.7%
Impact of foreign currency	—	(86.2)%	75.0%	(26.7)%
Impact of 53rd week	(2.8)%	—	—	(1.5)%
Deconsolidation of Caribbean	—	—	153.8%	1.0%

Change in operating income (loss)	2.2%	(71.8)%	78.8%	(19.5)%

Operating income decreased $92.3 million, or 19.5 percent, to $380.9 million in fiscal year 2009 compared to $473.2 million in fiscal year 2008, reflecting the negative impact from foreign currency and the difficult global economic conditions, particularly in our emerging markets in CEE.

Operating income in the U.S. increased $7.3 million, or 2.2 percent, to $341.1 million in fiscal year 2009 from $333.8 million in fiscal year 2008. The increase was primarily due to lower costs driven by our productivity and cost containment initiatives, as well as higher net pricing. These factors helped offset volume declines, higher raw material costs, losses related to the multi-employer pension plans, impairment of non-operating assets and fees associated with the pending PepsiCo merger, as well as the lapping of the 53rd week.

Operating income in CEE decreased $104.8 million, or 71.8 percent, to $41.2 million in fiscal year 2009 from $146.0 million in the prior year. The decline in operating performance was mainly due to the negative impact of foreign currency, a decrease in volume, an intangible assets impairment charge of $17.4 million related to our Sandora and Sadochok brands and special charges of $9.8 million related to the restructuring of our Hungary operations.

The operating loss in the Caribbean was $1.4 million in fiscal year 2009, compared to $6.6 million in the prior year. The improvement in operating results was mainly due to a decrease in special charges of $7.5 million in fiscal year 2009 as compared with fiscal year 2008.

Interest Expense, Net and Other Expense, Net.  Interest expense, net decreased $45.5 million in fiscal year 2009 to $65.6 million, compared to $111.1 million in fiscal year 2008. During fiscal year 2009, we received $33.0 million from the termination of an interest rate swap and recorded the gain in interest expense, net. The remaining decrease was mainly due to lower interest rates on floating rate debt.

We recorded other expense, net, of $13.9 million in fiscal year 2009 compared to $7.9 million reported in fiscal year 2008. Foreign currency transaction losses were $4.8 million in fiscal year 2009 compared to foreign currency transaction gains of $0.5 million in the prior year. In fiscal year 2009, we also recorded an other-than-temporary loss of $2.1 million to write-off our remaining investment in an equity security, Northfield Laboratories, Inc., that was classified as available-for-sale.

Income Taxes.  The effective income tax rate, which is income tax expense expressed as a percentage of income from continuing operations before income taxes and equity in net earnings (loss) of nonconsolidated companies, was 36.0 percent in fiscal year 2009, compared to 30.4 percent in fiscal year 2008. The higher tax rate was due primarily to the impact of the deconsolidation of our Caribbean business and a change in the geographic mix of earnings and the associated varying statutory tax rates.

Equity in Net Earnings (Loss) of Nonconsolidated Companies.  Equity in net earnings (loss) of nonconsolidated companies consists of our 18 percent interest in a joint venture with CABCORP, which was formed in fiscal year 2009, and our 20 percent interest in a joint venture that owns Agrima in Bulgaria. Equity in net earnings of nonconsolidated companies was $1.4 million in fiscal year 2009, compared to equity in net loss of nonconsolidated companies of $1.1 million in fiscal year 2008.

Loss from Discontinued Operations.  In fiscal year 2008, we recorded a charge of $15.0 million ($9.2 million net of taxes) related to revised estimates for the cost of environmental remediation, legal and related administrative costs.

Net Income.  Net income consists of income attributable to both PepsiAmericas, Inc. and noncontrolling interests. Net income decreased $58.4 million to $177.7 million in fiscal year 2009, compared to $236.1 million in fiscal year 2008. The discussion of our operating results, included above, and the $25.8 million ($23.0 million net of taxes) non-cash loss from the deconsolidation of our Caribbean business explain the decrease in net income.

Net (Loss) Income Attributable to Noncontrolling Interests.  We fully consolidated the operating results of Sandora and the Bahamas in our Consolidated Statements of Income. Net (loss) income attributable to noncontrolling interests represented 40 percent of Sandora results and 30 percent of the Bahamas results. Net loss attributable to noncontrolling interests was $3.5 million in fiscal year 2009 compared to net income attributable to noncontrolling interests of $9.7 million in fiscal year 2008, primarily reflecting the lower operating results from the Sandora business, including the intangible assets impairment charge recorded in fiscal year 2009.

Net Income Attributable to PepsiAmericas, Inc.  Net income attributable to PepsiAmericas, Inc. decreased $45.2 million to $181.2 million in fiscal year 2009, compared to $226.4 million in fiscal year 2008. The discussion of our operating results, included above, explains the decrease in net income attributable to PepsiAmericas, Inc.

Operating Results — 2008 compared with 2007

Volume.  Sales volume growth (decline) for fiscal years 2008 and 2007 were as follows:

Volume	2008	2007

U.S.	(2.7)%	(1.4)%
CEE	34.7%	49.5%
Caribbean	(3.9)%	(5.0)%
Worldwide	6.8%	7.8%

	2008 Compared to 2007
Volume Change	U.S.	CEE	Caribbean	Worldwide

Constant territory volume	(4.1)%	2.6%	(5.9)%	(2.5)%
Impact of 53rd week	1.4%	—	2.0%	1.1%
Acquisitions	—	32.1%	—	8.2%

Change in volume	(2.7)%	34.7%	(3.9)%	6.8%

In fiscal year 2008, worldwide volume increased 6.8 percent compared to the prior year. The increase in worldwide volume was primarily due to the incremental impact of acquisitions and constant territory growth in CEE, partly offset by volume declines in the U.S. and the Caribbean.

Volume in the U.S. declined 2.7 percent in fiscal year 2008 compared to fiscal year 2007 due, in part, to a decline in carbonated soft drink volume of 3 percent. Single-serve volume declined 4 percent due mainly to softness in the foodservice and convenience and gas channels. The non-carbonated beverage category declined 8 percent, driven by a 15 percent volume decline in Aquafina due primarily to declines in take-home package and an 11 percent decline in the tea category. The decrease in volume was partly offset by the 53rd week estimated contribution of 1.4 percentage points.

Volume in CEE increased 34.7 percent in fiscal year 2008 compared to fiscal year 2007. The increase was primarily due to the Sandora acquisition, which contributed 32.1 percentage points of the increase. The remaining growth in CEE was led by high single-digit growth in Romania and mid single-digit growth in Poland.

Volume in the Caribbean declined 3.9 percent in fiscal year 2008 compared to fiscal year 2007, driven mainly by a weaker economy and competitive pressures in Puerto Rico, partly offset by volume growth in Jamaica together with the 53rd week estimated contribution of 2.0 percentage points.

Net Sales.  Net sales and net pricing statistics for fiscal years 2008 and 2007 were as follows (dollar amounts in millions):

Net Sales	2008	2007	Change

U.S.	$3,429.9	$3,384.9	1.3%
CEE	1,260.9	849.4	48.4%
Caribbean	246.4	245.2	0.5%

Worldwide	$4,937.2	$4,479.5	10.2%

	2008 Compared to 2007
Net Sales Change	U.S.	CEE	Caribbean	Worldwide

Volume impact *	(3.5)%	2.4%	(5.0)%	(2.1)%
Net price per case, excluding impact of foreign currency	4.1%	6.0%	8.2%	4.4%
Impact of foreign currency	—	9.4%	(3.3)%	1.6%
Impact of 53rd week	1.4%	—	1.7%	1.2%
Acquisitions	—	32.3%	—	6.1%
Non-core	(0.7)%	(1.7)%	(1.1)%	(1.0)%

Change in net sales	1.3%	48.4%	0.5%	10.2%

*	The amounts in this table represent the dollar impact on net sales due to changes in volume and are not intended to equal the absolute change in volume.

Net Pricing Growth **	2008	2007

U.S.	4.1%	5.1%
CEE	12.6%	19.2%
Caribbean	4.6%	5.6%
Worldwide	4.2%	4.8%

**	Includes the impact from acquisitions and foreign currency on core net sales.

Net sales increased $457.7 million, or 10.2 percent, to $4,937.2 million in fiscal year 2008 compared to $4,479.5 million in fiscal year 2007. The increase was mainly attributable to acquisitions, worldwide increases in net pricing on a currency neutral basis, the favorable impact of foreign currency and the impact of the 53rd week, partly offset by volume declines.

Net sales in the U.S. in fiscal year 2008 increased $45.0 million, or 1.3 percent, to $3,429.9 million from $3,384.9 million in fiscal year 2007. The increase in net sales was primarily due to a 4.1 percent increase in net pricing primarily driven by rate increases to cover higher raw material costs, partly offset by a decline in volume. The 53rd week contributed an estimated 1.4 percentage points of the increase.

Net sales in CEE in fiscal year 2008 increased $411.5 million, or 48.4 percent, to $1,260.9 million from $849.4 million in fiscal year 2007. The increase was primarily due to acquisitions, which contributed

32.3 percentage points of the increase. Foreign currency contributed 9.4 percentage points to the increase in net sales. The remaining increase in net sales was due to volume growth, partly offset by a decline in non-core sales. Net pricing increased 6.0 percent on a currency neutral basis, driven by rate increases and product mix.

Net sales in the Caribbean increased $1.2 million, or 0.5 percent, in fiscal year 2008 to $246.4 million from $245.2 million in fiscal year 2007. The increase was a result of an increase in net pricing of 4.6 percent and the 53rd week, which contributed an estimated 1.7 percentage points to net sales. The increase in net sales was partly offset by a volume decline of 3.9 percent.

Cost of Goods Sold.  Cost of goods sold and cost of goods sold per unit statistics for fiscal years 2008 and 2007 were as follows (dollar amounts in millions):

Cost of Goods Sold	2008	2007	Change

U.S.	$2,015.4	$1,982.0	1.7%
CEE	755.6	491.4	53.8%
Caribbean	184.6	182.8	1.0%

Worldwide	$2,955.6	$2,656.2	11.3%

	2008 Compared to 2007
Cost of Goods Sold Change	U.S.	CEE	Caribbean	Worldwide

Volume impact *	(3.4)%	2.3%	(5.0)%	(2.1)%
Cost per case, excluding impact of foreign currency	4.4%	5.4%	8.4%	4.3%
Impact of foreign currency	—	6.9%	(3.3)%	1.0%
Impact of 53rd week	1.4%	—	1.8%	1.2%
Acquisitions	—	41.1%	—	7.6%
Non-core	(0.7)%	(1.9)%	(0.9)%	(0.7)%

Change in cost of goods sold	1.7%	53.8%	1.0%	11.3%

*	The amounts in this table represent the dollar impact on cost of goods sold due to changes in volume and are not intended to equal the absolute change in volume.

Cost of Goods Sold per Unit Increase **	2008	2007

U.S.	4.4%	5.2%
CEE	17.0%	13.0%
Caribbean	4.9%	5.6%
Worldwide	5.3%	3.9%

**	Includes the impact from acquisitions and foreign currency on core cost of goods sold.

Cost of goods sold increased $299.4 million, or 11.3 percent, to $2,955.6 million in fiscal year 2008 from $2,656.2 million in fiscal year 2007. This increase was driven primarily by acquisitions, higher raw material costs and the negative impact of foreign currency. The 53rd week contributed an estimated 1.2 percentage points of the increase. Cost of goods sold per unit increased 5.3 percent during fiscal year 2008 compared to fiscal year 2007.

In the U.S., cost of goods sold increased $33.4 million, or 1.7 percent, to $2,015.4 million in fiscal year 2008 from $1,982.0 million in the prior year. Cost of goods sold per unit increased 4.4 percent in the U.S., primarily due to higher raw material costs, as well as the impact of mix, partly offset by a decline in volume. The 53rd week contributed an estimated 1.4 percentage points of the increase.

In CEE, cost of goods sold increased $264.2 million, or 53.8 percent, to $755.6 million in fiscal year 2008, compared to $491.4 million in the prior year. The increase was primarily due to acquisitions, which contributed 41.1 percentage points of the increase, while the impact of foreign currency contributed

6.9 percentage points to the increase in cost of goods sold. Cost of goods sold per unit increased 5.4 percent on a currency neutral basis in fiscal year 2008 compared to fiscal year 2007 due to higher raw material costs.

In the Caribbean, cost of goods sold increased $1.8 million, or 1.0 percent, to $184.6 million in fiscal year 2008, compared to $182.8 million in fiscal year 2007. The increase was mainly driven by an increase in cost of goods sold per unit of 4.9 percent, attributable to higher raw material and energy costs. The 53rd week contributed an estimated 1.8 percentage points of the increase.

Selling, Delivery and Administrative Expenses.  SD&A expenses and SD&A expense statistics for fiscal years 2008 and 2007 were as follows (dollar amounts in millions):

SD&A Expenses	2008	2007	Change

U.S.	$1,070.4	$1,061.2	0.9%
CEE	355.6	261.3	36.1%
Caribbean	59.4	58.4	1.7%

Worldwide	$1,485.4	$1,380.9	7.6%

	2008 Compared to 2007
SD&A Expense Change	U.S.	CEE	Caribbean	Worldwide

Cost impact, excluding items listed below	(0.2)%	9.0%	3.6%	1.6%
Impact of foreign currency	—	11.1%	(3.4)%	2.0%
Impact of 53rd week	1.1%	—	1.5%	0.9%
Acquisitions	—	16.0%	—	3.1%

Change in SD&A expense	0.9%	36.1%	1.7%	7.6%

SD&A Expenses as a Percent of Net Sales	2008	2007

U.S.	31.2%	31.4%
CEE	28.2%	30.8%
Caribbean	24.1%	23.8%
Worldwide	30.1%	30.8%

In fiscal year 2008, SD&A expenses increased $104.5 million, or 7.6 percent, to $1,485.4 million from $1,380.9 million in fiscal year 2007. As a percentage of net sales, SD&A expenses decreased to 30.1 percent during the fiscal year 2008, compared to 30.8 percent in fiscal year 2007, caused by the impact of acquisitions and effective cost management.

In the U.S., SD&A expenses increased $9.2 million, or 0.9 percent, to $1,070.4 million in fiscal year 2008, compared to $1,061.2 million in the prior year. SD&A expenses increased during fiscal year 2008 due to an increase in fuel costs, partly offset by favorable compensation and benefit expenses and the impact of productivity initiatives. The 53rd week contributed an estimated 1.1 percentage points of the increase.

In CEE, SD&A expenses increased $94.3 million, or 36.1 percent, to $355.6 million from $261.3 million in the prior year. Acquisitions contributed 16.0 percentage points of the increase and foreign currency contributed 11.1 percent. As a percentage of net sales, SD&A expense improved to 28.2 percent compared to 30.8 percent during fiscal year 2007, primarily due to lower overall operating costs for Sandora as compared to the other markets in CEE.

In the Caribbean, SD&A expenses increased $1.0 million, or 1.7 percent, to $59.4 million in fiscal year 2008 from $58.4 million in the prior year. The 53rd week contributed an estimated 1.5 percentage points of this increase. SD&A expenses as a percentage of net sales of 24.1 percent in fiscal year 2008 was comparable to the prior year results.

Operating Income (Loss).  Operating income (loss) for fiscal years 2008 and 2007 was as follows (dollar amounts in millions):

Operating Income (Loss)	2008	2007	Change

U.S.	$333.8	$336.9	(0.9)%
CEE	146.0	95.2	53.4%
Caribbean	(6.6)	4.0	(265.0)%

Worldwide	$473.2	$436.1	8.5%

	2008 Compared to 2007
Operating Income (Loss) Change	U.S.	CEE	Caribbean	Worldwide

Operating results, excluding items listed below	(3.5)%	2.8%	(269.9)%	(4.6)%
Impact of foreign currency	—	18.3%	2.3%	4.0%
Impact of 53rd week	2.6%	—	2.6%	2.1%
Acquisitions	—	32.3%	—	7.0%

Change in operating income (loss)	(0.9)%	53.4%	(265.0)%	8.5%

Operating income increased $37.1 million, or 8.5 percent, to $473.2 million in fiscal year 2008, compared to $436.1 million in fiscal year 2007.

Operating income in the U.S. decreased $3.1 million, or 0.9 percent, to $333.8 million in fiscal year 2008, compared to $336.9 million in fiscal year 2007. The decrease was primarily due to lower volume, higher cost of goods sold, higher SD&A expenses and special charges and adjustments. The decrease was partly offset by increases in net pricing and the contribution from the 53rd week.

Operating income in CEE increased $50.8 million, or 53.4 percent, to $146.0 million in fiscal year 2008, compared to operating income of $95.2 million in fiscal year 2007. This was mainly due to the beneficial impact of acquisitions, foreign currency and increases in net pricing on a currency neutral basis.

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

We recorded other expense, net, of $7.9 million in fiscal year 2008 compared to $0.6 million in fiscal year 2007. Foreign currency transaction gains were $0.5 million in fiscal year 2008 compared to $0.9 million in fiscal year 2007. The foreign currency transaction gains were offset by other expenses. Fiscal year 2007 results included a $10.2 million gain on the sale of non-core property and an other-than-temporary impairment loss of $4.0 million related to an equity security that was classified as available-for-sale.

Income Taxes.  The effective income tax rate, which is income tax expense expressed as a percentage of income from continuing operations before income taxes and equity in net earnings (loss) of nonconsolidated companies, was 30.4 percent in fiscal year 2008, compared to 34.3 percent in fiscal year 2007. The lower tax rate was due primarily to favorable country mix of earnings and the associated lower in-country tax rates. In addition, we recorded favorable adjustments associated with the filing of our 2007 U.S. federal income tax return, an investment tax credit in the Czech Republic and a reduction in accruals for uncertain tax positions. These items provided 1.8 percentage points of favorability to the effective income tax rate in fiscal year 2008.

Equity in Net Loss of Nonconsolidated Companies.  In fiscal year 2007, we purchased a 20 percent interest in a joint venture that owns Agrima. Equity in net loss of nonconsolidated companies was $1.1 million in fiscal year 2008.

Loss on Discontinued Operations.  In fiscal year 2008, we recorded a charge of $15.0 million ($9.2 million net of taxes) related to revised estimates for the costs of environmental remediation, legal and related administrative costs. In particular, we revised our remediation plans at several sites during the year resulting in a $5.0 million increase in the accrual for remediation costs and a $10.0 million increase in our accrual for legal costs. These legal costs include costs associated with toxic tort matters.

In fiscal year 2007, we recorded a charge of $3.2 million ($2.1 million net of taxes) related to revised estimates for environmental remediation, legal and related administrative costs.

Net Income.  Net income increased $23.9 million to $236.1 million in fiscal year 2008, compared to $212.2 million in fiscal year 2007. The discussion of our operating results, included above, explains the increase in net income.

Net Income Attributable to Noncontrolling Interests.  We fully consolidated the operating results of Sandora and the Bahamas in our Consolidated Statements of Income. Net income attributable to noncontrolling interests represented 40 percent of Sandora results and 30 percent of the Bahamas results during fiscal years 2008 and 2007.

Net Income Attributable to PepsiAmericas, Inc.  Net income attributable to PepsiAmericas, Inc. increased $14.3 million to $226.4 million in fiscal year 2008, compared to $212.1 million in fiscal year 2007. The 53rd week contributed an estimated $5.7 million of the increase. The discussion of our operating results, included above, explains the remainder of the increase in net income attributable to PepsiAmericas, Inc.

Liquidity and Capital Resources

Operating Activities.  Net cash provided by operating activities of continuing operations decreased by $192.0 million to $308.6 million in fiscal year 2009 compared to $500.6 million in fiscal year 2008. In March 2009, we terminated our trade receivable securitization program, resulting in a $150.0 million decrease in cash flows from operating activities. The remaining decrease can mainly be attributed to lower earnings and $21.2 million of contributions made to our pension plans in fiscal year 2009, offset partly by $33.0 million that we received in fiscal year 2009 from the termination of an interest rate swap.

Investing Activities.  Investing activities in fiscal year 2009 included capital investments of $235.7 million as compared with $248.9 million in fiscal year 2008. In fiscal year 2009, we paid $12.8 million in the aggregate to obtain certain distribution rights for Crush, ROCKSTAR and Muscle Milk. Proceeds from the sale of property and equipment and investments in fiscal year 2009 were $21.6 million compared to $7.7 million in fiscal year 2008. In fiscal year 2009, we received proceeds of $15.0 million related to the sale of a corporate aircraft.

On July 3, 2009, we formed a strategic joint venture with CABCORP to combine our Caribbean operations, excluding the Bahamas, with CABCORP’s Central American operations. As a result, we deconsolidated our Caribbean business resulting in a $7.1 million reduction in cash and cash equivalents.

In fiscal year 2007, we entered into a joint venture agreement with PepsiCo to purchase the outstanding common stock of Sandora. Under the terms of the joint venture agreement, we hold a 60 percent interest and PepsiCo holds the remaining 40 percent interest in the joint venture. The preliminary purchase price of $679.4 million increased to $680.4 million as a result of additional payments for acquisition costs in fiscal year 2008. The total purchase price of $680.4 million was net of cash received of $3.0 million. Of the total purchase price, our interest was $408.2 million. Additionally, the joint venture acquired $72.5 million of debt as part of the acquisition, which was retired in fiscal year 2008.

In fiscal year 2007, we purchased a 20 percent interest in a joint venture that owns Agrima, which produces, sells and distributes PepsiCo products and other beverages throughout Bulgaria.

Financing Activities.  Our total debt decreased $35.0 million to $2,132.3 million as of the end of fiscal year 2009, down from $2,167.3 million as of the end of fiscal year 2008. During fiscal year 2009, we issued $350 million of notes with a coupon rate of 4.375 percent due February 2014. The securities are unsecured, senior debt obligations and rank equally in priority with all other unsecured and unsubordinated indebtedness.

Net proceeds from this transaction were $345.4 million, which reflected a discount of $2.2 million and the debt issuance costs of $2.4 million. The net proceeds from the issuance of the notes were used to repay commercial paper issued by us and for other general corporate purposes. In fiscal year 2009, we repaid $150.0 million of 6.375% notes at maturity.

In fiscal year 2007, we issued $300 million of notes with a coupon rate of 5.75 percent due July 2012. The securities are unsecured, senior debt obligations and rank equally in priority with all other unsecured and unsubordinated indebtedness. Net proceeds from this transaction were $297.2 million, which reflected the discount reduction of $0.8 million and the debt issuance costs of $2.0 million. The net proceeds from the issuance of the notes were used to fund the acquisition of Sandora, to repay commercial paper and for other general corporate purposes. In fiscal year 2007, we also borrowed $1.0 million in long-term debt in the Bahamas.

We utilize revolving credit facilities both in the U.S. and in our international operations to fund short-term financing needs, primarily for working capital and general corporate purposes. In the U.S., we have an unsecured revolving credit facility under which we can borrow up to an aggregate of $600 million. The interest rates on the revolving credit facility, which expires in 2011, are based primarily on the London Interbank Offered Rate. The facility is for general corporate purposes, including commercial paper backstop. It is our policy to maintain a committed bank facility as backup financing for our commercial paper program. Accordingly, we have a total of $600 million available under our commercial paper program and revolving credit facility combined. We had $129.5 million of commercial paper borrowings as of the end of fiscal year 2009, compared to $365.0 million as of the end of fiscal year 2008.

Certain wholly-owned subsidiaries maintain operating lines of credit for general operating needs. Interest rates are based primarily upon Interbank Offered Rates for borrowings in the subsidiaries’ local currencies. The outstanding balance was $8.0 million as of the end of fiscal year 2009 and $1.6 million at the end of fiscal year 2008 and for each respective date was recorded in “Short-term debt, including current maturities of long-term debt” in the Consolidated Balance Sheets.

Under our previously authorized repurchase program, we repurchased 2.7 million shares in fiscal year 2009 for an aggregate purchase price of $45.2 million. As of the end of fiscal year 2009, 8.8 million shares remained available for repurchase under the 2008 authorization. During fiscal years 2008 and 2007, we repurchased a total of 5.7 million and 2.7 million shares of our common stock, respectively, for an aggregate purchase price of $135.0 million and $59.4 million, respectively.

Our Board of Directors declared quarterly dividends of $0.14 per share on PepsiAmericas common stock for each quarter in fiscal year 2009. We paid cash dividends of $52.4 million in fiscal year 2009, which included $51.1 million for the first three quarterly dividends declared in fiscal year 2009 and $1.3 million related to the vesting of restricted stock awards. As of the end of fiscal year 2009, there was $16.8 million payable for the fourth quarter 2009 dividend compared to no dividend payable recorded as of the end of fiscal year 2008. In fiscal year 2008, we paid cash dividends of $85.0 million, which included $67.3 million for the dividends declared in fiscal year 2008 based on a quarterly dividend rate of $0.135 per share, $16.6 million for the fourth quarter of 2007 dividend, and $1.1 million of dividends that were paid as a result of the vesting of restricted stock awards.

Our debt agreements contain a number of covenants that limit, among other things, the creation of liens, sale and leaseback transactions and the general sale of assets. Our revolving credit agreement requires us to maintain an interest coverage ratio. We are in compliance with all of our financial covenants.

We believe that our operating cash flows are sufficient to fund our existing operations and contractual obligations for the foreseeable future. In addition, while we have agreed to merge with and into a wholly owned subsidiary of PepsiCo, subject to regulatory approval and the satisfaction or waiver of other customary closing conditions, we believe that our operating cash flows, available lines of credit, and the potential for additional debt and equity offerings would provide sufficient resources to fund our future growth and expansion on a standalone basis, although there can be no assurance that a disruption in the worldwide capital and credit markets would not impair our ability to access these markets on terms commercially acceptable.

There are certain restrictive covenants in the merger agreement with PepsiCo that may limit, among other things, the payment of dividends, the repurchase of stock, acquisitions, and capital expenditures. Accordingly, our cash will be used primarily for debt reduction, as well as planned investment in our existing business and payment of dividends at the current rate, during the period in which the merger is pending.

Contractual Obligations

The following table provides a summary of our contractual obligations as of the end of fiscal year 2009 by due date. Long-term debt obligations do not include amounts related to the fair value adjustment for interest rate swaps and unamortized discount from debt issuance. Our short-term and long-term debt, lease commitments, purchase obligations and advertising and exclusivity rights are more fully described in Notes 10, 11 and 19, respectively, in the Notes to the Consolidated Financial Statements. Our interest obligations relate to our contractual obligations under our fixed-rate long-term debt.

	Payments Due by Period
	Total	2010	2011	2012	2013	2014	Thereafter

Commercial paper and notes payable	$137.5	$137.5	$—	$—	$—	$—	$—
Long-term debt obligations	1,984.0	—	250.0	300.0	150.0	350.0	934.0
Interest obligations	850.7	104.3	97.3	90.3	69.7	58.5	430.6
Advertising commitments and exclusivity rights	85.9	28.5	23.9	13.3	7.9	3.4	8.9
Raw material purchase obligations	36.0	26.5	7.4	0.9	—	—	1.2
Lease obligations	103.0	20.4	15.8	11.3	8.5	5.1	41.9
Other purchase obligations	7.7	7.7	—	—	—	—	—

Total contractual cash obligations	$3,204.8	$324.9	$394.4	$415.8	$236.1	$417.0	$1,416.6

Not included in the table above are contingent payments for uncertain tax positions of $32.1 million. These amounts were not included due to our inability to predict the timing of the settlement of these amounts. Also not included in the table above is the contribution of approximately $5 million to $10 million that we expect to make to our pension plans in fiscal year 2010.

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

Discontinued Operations.  We continue to be subject to certain indemnification obligations, net of insurance, under agreements related to previously sold subsidiaries, including indemnification expenses for potential environmental and tort liabilities of these former subsidiaries. There is significant uncertainty in assessing our potential expenses for complying with our indemnification obligations, as the determination of such amounts is subject to various factors, including possible insurance recoveries and the allocation of liabilities among other potentially responsible and financially viable parties. Accordingly, the ultimate settlement and timing of cash requirements related to such indemnification obligations may vary significantly from the estimates included in our financial statements. As of the end of fiscal year 2009, we had recorded $30.4 million in liabilities for future remediation and other related costs arising out of our indemnification obligations. This amount excludes possible insurance recoveries and is determined on an undiscounted cash flow basis. In addition, we have funded coverage pursuant to an insurance policy (the “Finite Funding”) purchased in fiscal year 2002, which reduces the cash required to be paid by us for certain environmental sites pursuant to our indemnification obligations. The Finite Funding receivable amount recorded was $7.6 million as of the end of fiscal year 2009, of which $4.2 million is expected to be recovered in fiscal year 2010 based on our expenditures, and is recorded in “Other current assets” in the Consolidated Balance Sheet.

During fiscal years 2009 and 2008, we paid, net of taxes, $2.2 million and $9.4 million, respectively, related to such indemnification obligations, including the offsetting benefit of insurance recovery settlements of $6.7 million and $4.5 million, respectively. We expect to spend approximately $11.9 million on a pre-tax basis in fiscal year 2010 related to our indemnification obligations, excluding possible insurance recoveries and the benefit of income taxes (See “Environmental Matters” in Item 1 and Note 19 to the Consolidated Financial Statements for further discussion of discontinued operations and related environmental liabilities).

Off-Balance Sheet Arrangements

It is not our business practice to enter into off-balance sheet arrangements, other than in the normal course of business, nor is it our policy to issue guarantees to nonconsolidated affiliates or third parties. For a description of our off-balance sheet arrangements entered into in the normal course of business, see Note 8 “Sales of Receivables,” Note 11 “Leases” and Note 19 “Environmental and Other Commitments and Contingencies” to the Consolidated Financial Statements.

Critical Accounting Policies

The preparation of our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to use estimates. We base our estimates on historical experience, available information and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and revisions to estimates are included in our results for the period in which the actual amounts or revisions become known. Presented in our notes to the Consolidated Financial Statements is a summary of our most significant accounting policies used in the preparation of such statements. Significant estimates in the Consolidated Financial Statements include recoverability of goodwill and intangible assets with indefinite lives, environmental liabilities, income taxes, casualty insurance costs and pension and postretirement benefits, which are described in further detail below:

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

Considerable management judgment is necessary to estimate discounted future cash flows in conducting an impairment analysis for goodwill and intangible assets. The cash flows may be impacted by future actions taken by us and our competitors and the volatility of macroeconomic conditions in the markets in which we conduct business. Assumptions used in our impairment analysis, such as forecasted growth rates, cost of capital and additional risk premiums used in the valuations, are based on the best available market information and are consistent with our strategic plans. An inability to achieve strategic business plan targets in a reporting unit, a change in our discount rate or other assumptions could have a significant impact on the fair value of our reporting units and other intangible assets, which could then result in a material non-cash impairment charge to our results of operations. Volatility in global macroeconomic conditions has had a negative impact on our business results. If this volatility continues to persist into the future, the fair value of our goodwill and intangible assets could be adversely impacted. In the fourth quarter of 2009, we performed our annual impairment valuation for goodwill and intangible assets with indefinite lives, and there was no resulting impairment based on our analysis.

During the third quarter of 2009, we completed an impairment testing of our Sandora and Sadochok trademark and tradenames. As a result of this testing, we recorded a $17.4 million non-cash impairment charge ($7.9 million net of taxes and noncontrolling interests) based upon the findings of a strategic review of our Ukraine business. In light of weakening macroeconomic conditions, we lowered our expectations of the future performance, which reduced the value of these indefinite life intangible assets. The fair value of our Sandora and Sadochok brands was estimated using a multi-period royalty savings method, which reflects the savings realized by owning the brands and, therefore, not having to pay a royalty fee to a third party.

Environmental Liabilities.  We continue to be subject to certain indemnification obligations under agreements related to previously sold subsidiaries, including potential environmental liabilities (see “Environmental Matters” in Item 1 and Note 19 to the Consolidated Financial Statements for further discussion). We have recorded our best estimate of our probable liability under those indemnification obligations. The estimated indemnification liabilities include expenses for the remediation of identified sites, payments to third parties for claims and expenses (including product liability and toxic tort claims), administrative expenses, and the expense of on-going evaluations and litigation. Such estimates and the recorded liabilities are subject to various factors, including possible insurance recoveries, the allocation of liability among other potentially responsible parties, the advancement of technology for means of remediation, possible changes in the scope of work at the contaminated sites, as well as possible changes in related laws, regulations, and agency requirements. We do not discount environmental liabilities.

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

The effective income tax rate, which is income tax expense expressed as a percentage of income from continuing operations before income taxes and equity in net earnings (loss) of nonconsolidated companies, was 36.0 percent in fiscal year 2009 compared to 30.4 percent in fiscal year 2008. The higher tax rate was due primarily to the impact of the deconsolidation of our Caribbean business and a change in the geographic mix of earnings and the associated varying statutory tax rates.

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

The discount rate is used to calculate the present value of expected future pension and postretirement cash flows as of the measurement date. The guideline for establishing this rate is high-quality, long-term bond rates. A lower discount rate increases the present value of benefit obligations and increases pension expense. The expected long-term rate of return on plan assets is based on current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. A lower-than-expected rate of return on pension plan assets will increase pension expense. A 100 basis point increase in the discount rate would decrease our annual pension expense by $0.8 million. A 100 basis point decrease in the discount rate would increase our annual pension expense by $1.0 million. A 100 basis point increase in our expected return on plan assets would decrease our annual pension expense by $1.9 million. A 100 basis point decrease in our expected return on plan assets would increase our annual pension expense by $1.9 million. See Note 14 to the Consolidated Financial Statements for additional information regarding these assumptions.

Related Party Transactions

Transactions with PepsiCo

PepsiCo is considered a related party due to the nature of our franchise relationship and PepsiCo’s ownership interest in us. As of the end of fiscal year 2009, PepsiCo beneficially owned approximately 43 percent of PepsiAmericas’ outstanding common stock. These shares are subject to a shareholder agreement with our company. As of the end of fiscal years 2009 and 2008, net amounts due from PepsiCo were $11.1 million and $5.2 million, respectively. During fiscal year 2009, approximately 83 percent of our total net sales were derived from the sale of PepsiCo products. We have entered into transactions and agreements with PepsiCo from time to time. Significant agreements and transactions between our company and PepsiCo are described below.

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

Bottling Agreements and Purchases of Concentrate and Finished Product.  We purchase concentrates from PepsiCo and manufacture, package, sell and distribute cola and non-cola beverages under various bottling agreements with PepsiCo. These agreements give us the right to manufacture, package, sell and distribute beverage products of PepsiCo in both bottles and cans as well as fountain syrup in specified territories. These agreements include a Master Bottling Agreement and a Master Fountain Syrup Agreement for beverages bearing the “Pepsi-Cola” and “Pepsi” trademarks, including Diet Pepsi in the United States. The agreements also include bottling and distribution agreements for non-cola products in the United States, and international bottling agreements for countries outside the United States. These agreements provide PepsiCo with the ability to set prices of concentrates, as well as the terms of payment and other terms and conditions under which we purchase such concentrates. In addition, we bottle water under the “Aquafina” trademark pursuant to an agreement with PepsiCo that provides for payment of a royalty fee to PepsiCo. We have also entered into various transactions with joint ventures in which PepsiCo holds an equity interest. In particular, we purchase tea concentrate and finished beverage products from the Pepsi/Lipton Tea Partnership, a joint venture between PepsiCo and Unilever, in which PepsiCo holds a 50 percent interest, and finished beverage products from the North American Coffee Partnership, a joint venture between PepsiCo and Starbucks in which PepsiCo holds a 50 percent interest. The table below summarizes amounts paid to PepsiCo and affiliates for purchases of concentrate, finished beverage products, finished snack food products and Aquafina royalty fees, which are included in cost of goods sold.

Bottler Incentives and Other Support Arrangements.  We share a business objective with PepsiCo of increasing availability and consumption of Pepsi-Cola beverages. Accordingly, PepsiCo provides us with various forms of bottler incentives to promote its brands. The level of this support is negotiated regularly and can be increased or decreased at the discretion of PepsiCo. To support volume and market share growth, the bottler incentives cover a variety of initiatives, including direct marketplace, shared media and advertising support. Worldwide bottler incentives from PepsiCo totaled approximately $230.5 million, $248.7 million and $231.2 million for the fiscal years ended 2009, 2008 and 2007, respectively. There are no conditions or requirements that could result in the repayment of any support payments we received.

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

National Account Sales and Services.  Pursuant to the Master Fountain Syrup Agreement, we provide manufacturing and delivery services to PepsiCo in connection with the production of fountain syrup for PepsiCo’s national account customers and commissaries. We also provide certain manufacturing, delivery and equipment maintenance services to PepsiCo’s national account customers. Net amounts paid or payable by PepsiCo to us for national account sales and services are summarized in the following table.

Sandora Joint Venture.  We are party to a joint venture agreement with PepsiCo pursuant to which we hold the outstanding common stock of Sandora, the leading juice company in Ukraine. We hold a 60 percent interest in the joint venture and PepsiCo holds the remaining 40 percent interest. In fiscal year 2008, we repaid $47.5 million of long-term debt that was acquired as part of the Sandora acquisition. As a part of this transaction, we received $26.0 million of cash from PepsiCo that included its portion of the debt repayment. The joint venture financial statements have been consolidated in our Consolidated Financial Statements.

Other Transactions.  PepsiCo provides procurement services to us pursuant to a shared services agreement. Under this agreement, PepsiCo acts as our agent and negotiates with various suppliers the cost of certain raw materials by entering into raw material contracts on our behalf. The raw material contracts obligate us to purchase certain minimum volumes. PepsiCo also collects and remits to us certain rebates from the various suppliers related to our procurement volume. In addition, PepsiCo executes certain derivative contracts on our behalf and in accordance with our hedging strategies. Payments to PepsiCo for procurement services are reflected in the following table.

In summary, the Consolidated Statements of Income include the following income and (expense) transactions with PepsiCo and affiliates, which includes transaction with the Pepsi/Lipton Tea Partnership and the North American Coffee Partnership (in millions):

	2009	2008	2007

Net sales:
Bottler incentives	$29.2	$34.7	$32.9
National account sales and services	228.0	230.9	223.5

	$257.2	$265.6	$256.4

Cost of goods sold:
Bottler incentives	$182.3	$190.3	$180.7
Purchases of concentrate	(926.4)	(935.1)	(896.5)
Purchases of finished beverage products	(216.1)	(232.8)	(211.4)
Purchases of finished snack food products	(23.7)	(26.7)	(17.6)
Aquafina royalty fees	(39.3)	(46.6)	(54.3)
Procurement services	(4.1)	(4.1)	(3.9)

	$(1,027.3)	$(1,055.0)	$(1,003.0)

SD&A expenses:
Bottler incentives	$19.0	$23.7	$17.6
Purchases of advertising materials	(1.5)	(2.5)	(2.0)

	$17.5	$21.2	$15.6

Total amounts paid or payable to the Pepsi/Lipton Tea Partnership by us were approximately $89.8 million, $94.7 million and $102.4 million during 2009, 2008 and 2007, respectively. Total amounts paid or payable to the North American Coffee Partnership by us were approximately $56.5 million, $60.2 million and $61.9 million during 2009, 2008 and 2007, respectively. These amounts are included in our purchases of finished beverage products in the table above.

Transactions with Bottlers in Which PepsiCo Holds an Equity Interest.  We sell finished beverage products to other bottlers in which PepsiCo owns an equity interest, including The Pepsi Bottling Group, Inc. These sales occur in instances where the proximity of our production facilities to the other bottlers’ markets or lack of manufacturing capability, as well as other economic considerations, make it more efficient or desirable for the other bottlers to buy finished product from us. Our sales to other bottlers, including those in which PepsiCo owns an equity interest, were approximately $214.3 million, $210.8 million and $213.0 million in fiscal years 2009, 2008 and 2007, respectively. Our purchases from such other bottlers were $0.4 million, $0.5 million and $0.3 million in fiscal years 2009, 2008 and 2007, respectively.

Merger Agreement with PepsiCo.  We have entered into a merger agreement with PepsiCo and Metro, dated August 3, 2009, pursuant to which our company will merge with and into Metro, with Metro continuing as the surviving company and a wholly owned subsidiary of PepsiCo. Under the terms of the merger agreement, PepsiCo will acquire all outstanding shares of PepsiAmericas common stock it does not already own for the price of $28.50 in cash or 0.5022 shares of PepsiCo common stock, subject to proration provisions which provide that an aggregate 50 percent of the outstanding PepsiAmericas common stock will be converted into the right to receive common stock of PepsiCo and an aggregate 50 percent of the outstanding PepsiAmericas common stock will be converted into the right to receive cash. We hope to close the merger by the end of February 2010, subject to regulatory approval and the satisfaction or waiver of other customary closing conditions.

Agreements and Relationships with Dakota Holdings, LLC, Starquest Securities, LLC and Mr. Pohlad

Under the terms of the merger agreement between Whitman Corporation and the former PepsiAmericas, Inc. (“Whitman merger”), Dakota Holdings, LLC (“Dakota”), a Delaware limited liability company whose members at the time of the Whitman merger included PepsiCo and Pohlad Companies, became the owner of 14,562,970 shares of our common stock, including 377,128 shares purchasable pursuant to the exercise of a warrant. In November 2002, the members of Dakota entered into a redemption agreement pursuant to which the PepsiCo membership interests were redeemed in exchange for certain assets of Dakota. As a result, Dakota became the owner of 12,027,557 shares of our common stock, including 311,470 shares purchasable pursuant to the exercise of a warrant. In June 2003, Dakota converted from a Delaware limited liability company to a Minnesota limited liability company pursuant to an agreement and plan of merger. In January 2006, Starquest Securities, LLC (“Starquest”), a Minnesota limited liability company, obtained the shares of our common stock previously owned by Dakota, including the shares of common stock purchasable upon exercise of the above-referenced warrant, pursuant to a contribution agreement. Such warrant expired unexercised in January 2006, resulting in Starquest holding 11,716,087 shares of our common stock. In February 2008, Starquest acquired an additional 400,000 shares of our common stock pursuant to open market purchases, bringing its holdings to 12,116,087 shares of common stock, or 9.7 percent, as of February 16, 2010. The shares held by Starquest are subject to a shareholder agreement with our company.

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

Transactions with Pohlad Companies

As of the end of fiscal year 2009, we owned a one-eighth interest in a Challenger aircraft which we owned with Pohlad Companies. In January 2010, we sold this one-eighth interest to Pohlad Companies for $1.7 million, representing fair market value as determined by an unrelated third party. This transaction was approved in advance by our Affiliated Transaction Committee. During fiscal year 2009, we paid $0.1 million to International Jet, a subsidiary of Pohlad Companies, for office and hangar rent, management fees and maintenance in connection with the storage and operation of this corporate jet.

Recently Issued Accounting Pronouncements

See Note 1 of the Consolidated Financial Statements for a summary of new accounting pronouncements that may impact our business.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to commodity price risk, foreign currency exchange risk and interest rate risk related to our ongoing business operations. We use derivative instruments to manage some of these risks, as discussed in Note 12 to the Consolidated Financial Statements.

Commodity Prices.  We use commodity inputs such as aluminum for our cans, resin for our polyethylene terephthalate (“PET”) bottles, natural gas, diesel fuel, unleaded gasoline, high fructose corn syrup and sugar in our operations. We are subject to commodity price risk because our ability to recover increased costs through higher pricing may be limited in the competitive environment in which we operate. This risk is managed through the use of fixed-price purchase orders, pricing agreements, geographic diversity and derivatives. We use derivatives, with terms of no more than three years, to economically hedge price fluctuations related to a portion of our anticipated commodity purchases, primarily for aluminum, natural gas and diesel fuel. For those derivatives that qualify for hedge accounting, any ineffectiveness is recorded immediately. We classify both the earnings and cash flow impact from these derivatives consistent with the underlying hedged item. Derivatives used to hedge commodity price risk that do not qualify for hedge accounting are marked-to-market each period and reflected in our Consolidated Statements of Income.

Our open commodity derivative contracts that qualify for hedge accounting had a face value of $122.6 million as of the end of fiscal year 2009 and $44.8 million as of the end of fiscal year 2008. As of the end of fiscal years 2009 and 2008, there were no open commodity derivative contracts that did not qualify for hedge accounting.

Foreign Currency Exchange Rates.  Because we operate outside of the U.S., we are subject to risk resulting from changes in currency exchange rates. Currency exchange rates are influenced by a variety of economic factors including local inflation, growth, interest rates and governmental actions, as well as other factors. In particular, our operations in CEE are subject to currency exchange rate exposure associated with cost of goods sold, particularly concentrate and packaging, which may be purchased in either U.S. dollars or euros. Our investment in markets outside of the U.S. has increased during the past several years and, as such, our exposure to currency risk has increased. Our principal exposures are the Ukrainian hryvnya, the Romanian leu, the Polish zloty and the euro. We use foreign currency derivative contracts to hedge the volatility of foreign currency rates for purchases of raw materials for which payment is settled in a currency other than our local operations’ functional currency. There were no open foreign currency derivatives as of the end of fiscal year 2009. Our foreign currency derivatives had a total face value of $46.1 million as of the end of fiscal year 2008.

Based on net sales, international operations represented approximately 23 percent and 31 percent of our total operations in fiscal years 2009 and 2008, respectively. Changes in currency exchange rates impact the translation of the operations’ results from their local currencies into U.S. dollars. During fiscal year 2009, foreign currency had a negative impact to net income attributable to PepsiAmericas, Inc. of $101.2 million. During fiscal year 2008, foreign currency had a positive impact to net income attributable to PepsiAmericas, Inc. of $13.4 million. If the currency exchange rates had changed by 1 percent in fiscal years 2009 and 2008, we estimate the impact on operating income would have been approximately $6 million and $3 million, respectively. Our estimates reflect the fact that a portion of the international operations costs is denominated in U.S. dollars and euros. The estimates do not take into account the possibility that rates can move in opposite directions and that gains in one category may or may not be offset by losses from another category.

Interest Rates.  In fiscal years 2009 and 2008, the risk from changes in interest rates was not material to our operations because a significant portion of our debt portfolio represented fixed-rate obligations. As of the end of fiscal years 2009 and 2008, approximately 23 percent and 20 percent, respectively, of our debt portfolio, after the impact of the related interest rate derivative instruments, represented variable rate obligations. Our floating rate exposure relates to changes in the six-month London Interbank Offered Rate (“LIBOR”) and the federal funds rate. Assuming consistent levels of floating rate debt with those held as of the end of fiscal years 2009 and 2008, a 50 basis point (0.5 percent) change in each of these rates would have an impact of approximately $2.5 million and $3.0 million, respectively, on interest expense. We had cash equivalents throughout fiscal years 2009 and 2008, principally invested in money market funds, which were most closely tied to the federal funds rate. Assuming a 50 basis point change in the rate of interest associated with our cash equivalents as of the end of fiscal years 2009 and 2008, interest income would not have changed by a significant amount.

In anticipation of long-term debt issuances, we have entered into treasury rate lock instruments and forward starting swap agreements. We have also entered into interest rate swap contracts to convert a portion of our fixed-rate debt to floating rate debt, with the objective of reducing overall borrowing costs. There were no open interest rate swaps designated as cash flow hedges outstanding as of the end of fiscal year 2009. The notional amount of the interest rate swaps designated as cash flow hedges outstanding as of the end of fiscal year 2008 was $250 million. The notional amount of interest rate swaps designed as fair value hedges outstanding was $350 million as of the end of fiscal year 2009. There were no open interest rate swaps designated as fair value hedges outstanding as of the end of fiscal year 2008.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of January 2, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended January 2, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 2, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on this assessment, management believes that, as of January 2, 2010, our internal control over financial reporting was effective based on those criteria.

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

We have audited PepsiAmericas, Inc.’s (the Company) internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PepsiAmericas, Inc. and subsidiaries as of the end of fiscal years 2009 and 2008, and the related consolidated statements of income, equity and cash flows for each of the fiscal years 2009, 2008 and 2007, and our report dated February 22, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Minneapolis, Minnesota
February 22, 2010

Item 9B.	Other Information.

On February 9, 2010, our Board of Directors declared a first quarter 2010 dividend of $0.14 per share on PepsiAmericas common stock. The dividend is payable April 1, 2010 to shareholders of record as of March 5, 2010.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our Directors

Our directors are elected each year at the annual meeting by our shareholders to serve until the next annual meeting of shareholders and until he or she is succeeded by another qualified director who has been elected. We do not have a classified Board of Directors. There are no familial relationships between any director and executive officer. Set forth below is information concerning the members of our Board of Directors as of February 16, 2010.

Herbert M. Baum, Chairman, President and Chief Executive Officer, The Dial Corporation (Retired). Director since 1995.

Mr. Baum, 73, served as Chairman, President and Chief Executive Officer of The Dial Corporation, now a subsidiary of The Henkel Group, from August 2000 to March 2005. Prior to joining Dial, from January 1999 to August 2000, Mr. Baum was employed by Hasbro, Inc. as President and Chief Operating Officer. Prior to joining Hasbro, Mr. Baum was employed by Quaker State Corporation as its Chairman and Chief Executive Officer from 1993 to 1998. Mr. Baum was employed by Campbell Soup Company from 1978 to 1993, where he served in various positions, most recently as Executive Vice President and President, Campbell North/South America. Mr. Baum serves as a director of US Airways. He is past chairman of the Association of National Advertisers, The Advertising Council and the National Food Processors Association.

Richard G. Cline, Chairman, Hawthorne Investors, Inc. Director since 1987.

Mr. Cline, 74, served as President and Chief Operating Officer of Nicor Inc. beginning in 1985, and became Chairman of the Board and Chief Executive Officer in 1986. He retired as Chief Executive Officer in May 1995 and continued to serve as Chairman until his retirement from the company at the end of 1995. Prior to joining Nicor, Mr. Cline was an executive of Jewel Companies, Inc. for 22 years, becoming Chairman, President and Chief Executive Officer in 1984. He is also Chairman of Hawthorne Investors, Inc., a private management advisory and investment firm he founded in 1996. Additionally, he has served as a director of Ryerson, Inc., Chairman of the Boards of Trustees of The Northern Funds, The Northern Institutional Funds and The Northern Multi-Manager Funds and he is a past chairman of the Federal Reserve Bank of Chicago. From 1998 to 2000, Mr. Cline was Chairman of Hussmann International, Inc. Mr. Cline is a director emeritus and past president of the University of Illinois Foundation.

Michael J. Corliss, Chief Executive Officer, Investco Financial Corporation. Director since 2006.

Mr. Corliss, 49, is Chief Executive Officer of Investco Financial Corporation, which he founded in 1983, and a principal of Tarragon, LLC, both real estate development and management firms. From 1985 to 1998, Mr. Corliss served on the board of directors of Bank of Sumner and its holding company, Valley Bancorporation, before it was sold in 1998 to Frontier Financial Corporation. Mr. Corliss served on the board of directors of Frontier Financial Corporation from 1998 to 2003. He is principal of the Truss Company and Building Supply, Inc. and Desert Business Park, both privately held companies. He also serves as a Trustee and Treasurer at the University of Puget Sound in Tacoma, Washington.

Pierre S. du Pont, Former Governor, State of Delaware. Director since 1990.

Governor du Pont, 75, served as a director in the law firm of Richards, Layton & Finger, P.A., Wilmington, Delaware, through June 2005. A 1956 graduate of Princeton University, he served in the U.S. Navy from 1957 to 1960 and received his law degree from Harvard University in 1963. After six years in business with E.I. du Pont de Nemours & Co., Inc., he entered politics in 1968, serving in the Delaware House of Representatives (1968-1970), as a member of the U.S. House of Representatives (1971-1977), and as Governor of the State of Delaware (1977-1985). Governor du Pont served as Chairman of the Hudson Institute in 1985-1986 and currently serves as Chairman of the National Center for Policy Analysis.

Archie R. Dykes, Director of Various Corporations. Director since 1985.

Dr. Dykes, 79, is Lead Director of PepsiAmericas. He served as Chairman of Capital City Holdings Inc., a venture capital organization, from 1988 to 2005. Dr. Dykes served as Chairman and Chief Executive Officer of the Security Benefit Group of Companies from 1980 through 1987. He served as Chancellor of the University of Kansas from 1973 to 1980. Prior to that, he was Chancellor of the University of Tennessee. Dr. Dykes was Chairman of the Board and Chief Executive Officer of Fleming Companies, Inc. until September 2004. He assumed those roles at Fleming in March 2003 following his service to such company as Non-Executive Chairman of the Board. He also serves as a director of Midas, Inc. and Arbor Realty Trust, Inc. Dr. Dykes is a member of the Board of Trustees of the Kansas University Endowment Association, the William Allen White Foundation and YouthFriends, Inc. He formerly served as Vice Chairman of the Commission on the Operation of the United States Senate and as a member of the Executive Committee of the Association of American Universities.

Jarobin Gilbert, Jr., President and Chief Executive Officer, DBSS Group, Inc. Director since 1994.

Mr. Gilbert, 64, is President and Chief Executive Officer of DBSS Group, Inc., a management, planning and international trade advisory firm. The firm provides trade advisory services, trade consulting and participates in negotiations. He is also a director and a member of the audit committees of both Midas, Inc. and Foot Locker, Inc. Mr. Gilbert serves on the board of directors of the Harlem Partnership Circle and he is chairman of the board of directors of Atlantic Mutual Companies. He is a permanent member of the Council on Foreign Relations.

James R. Kackley, President and Chief Operating Officer, Orion Energy Systems, Inc. Director since 2004.

Mr. Kackley, 67, is President and Chief Operating Officer and a director of Orion Energy Systems, Inc., a Wisconsin-based energy management company. Mr. Kackley practiced as a public accountant for Arthur Andersen from 1963 to 1999. From 1974 to 1999, he was an audit partner for the firm, dealing with a substantial number of public and non-public companies. In addition, in 1998 and 1999, he served as Chief Financial Officer for Andersen Worldwide, then a professional services firm operating in more than 100 countries. From June 1999 to May 2002, Mr. Kackley served as an adjunct professor at the Kellstadt School of Management at DePaul University. Mr. Kackley serves as a director, a member of the executive committee, the audit committee financial expert, and the audit committee chairman of Herman Miller, Inc., a Michigan-based manufacturer of office furniture. Mr. Kackley served as a director, a member of the nominating and governance committee, the audit committee financial expert, and a member of the audit committee of Ryerson, Inc. from March 2007 to October 2007. Previously, he served on the audit committees of Northwestern University and the Chicago Symphony Orchestra, not-for-profit corporations. He is currently a Life Trustee of Northwestern University and the Museum of Science and Industry (Chicago).

Matthew M. McKenna, President and Chief Executive Officer, Keep America Beautiful, Inc. Director since 2001.

Mr. McKenna, 59, has served as President and Chief Executive Officer of Keep America Beautiful, Inc., a national nonprofit group that supports community improvement activities, since January 2008. From August 2001 to December 2007, he was Senior Vice President, Finance for PepsiCo. Previously he was Senior Vice

President and Treasurer for PepsiCo. Prior to joining PepsiCo in 1993, he was a partner with the law firm of Winthrop, Stimson, Putnam & Roberts in New York. He serves on the Board of the Duke University Libraries and the Manhattan Theater Club, not-for-profit companies. He is also an adjunct professor at Fordham Business School and Fordham Law School. Mr. McKenna is also a director of Foot Locker, Inc.

Robert C. Pohlad, Chairman and Chief Executive Officer, PepsiAmericas, Inc. Director since 2000.

Mr. Pohlad, 55, became our Chief Executive Officer in November 2000, was named Vice Chairman in January 2001 and became our Chairman in January 2002. Mr. Pohlad served as Chairman, Chief Executive Officer and a director of the former PepsiAmericas prior to the 2000 merger of the former PepsiAmericas and Whitman Corporation, a position he had held since 1998. From 1987 to present, Mr. Pohlad has served as President of Pohlad Companies. He also serves as a Trustee of the University of Puget Sound in Tacoma, Washington, and a member of the Dean’s Board of Visitors of the University of Minnesota Medical School.

Deborah E. Powell, M.D., Associate Vice President for New Models of Education and Dean Emeritus, University of Minnesota Medical School. Director since 2006.

Dr. Powell, 70, is Associate Vice President for New Models of Education and Dean Emeritus of the Medical School, and a McKnight Presidential Leadership Chair, at the University of Minnesota. Dr. Powell is a board-certified surgical pathologist and medical educator with more than 30 years of experience in academic medicine. She received her medical degree from Tufts University School of Medicine. Dr. Powell served as the Vice Chair and Director of Diagnostic Pathology at the University of Kentucky in Lexington before being named Chair of the Department of Pathology and Laboratory Medicine at the same institution. In 1997, she was named Executive Dean and Vice Chancellor for Clinical Affairs at the University of Kansas School of Medicine. She came to Minnesota in the fall of 2002 to lead the University of Minnesota Medical School. She is past president of the United States and Canadian Academy of Pathology and the American Board of Pathology as well as past Chair of the Council of Deans of the Association of American Medical Colleges, and currently serves as Chair of the Board of Directors of the Association of American Medical Colleges. She is a member of the Institute of Medicine of the National Academy of Sciences, and a member of the Scientific Management Review Board for the National Institutes of Health.

Our Executive Officers

Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding our executive officers is provided in Part I of this Annual Report on Form 10-K under separate caption.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, as well as persons who own more than 10 percent of our common stock, to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. We have procedures in place to assist our directors and executive officers in preparing and filing these reports on a timely basis. Based solely on our review of the forms furnished to us, upon our records and other information, we believe that all required reports were timely filed during the past year, except that three reports for Kenneth E. Keiser setting forth the acquisition of 350 shares on June 2, 2008, the gift of 350 shares on July 31, 2008, and the acquisition of 350 shares on February 20, 2009, were not filed on a timely basis.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. This code of ethics is available on our website at www.pepsiamericas.com and in print upon written request to PepsiAmericas, Inc., 60 South Sixth Street, Suite 4000, Minneapolis, Minnesota 55402, Attention: Investor Relations. Any amendment to, or waiver from, a provision of our code of ethics will be posted to the above-referenced website.

Committee Overview

Our Board of Directors has designated an Audit Committee, a Management Resources and Compensation Committee, and a Governance, Finance and Nominating Committee. Our Board of Directors also has designated an Affiliated Transaction Committee and a Transactions Committee. The following table shows the current membership of the committees and identifies our independent directors, as defined in Section 303A.02 of the New York Stock Exchange listing standards:

			Management		Governance,
			Resources and		Finance and		Affiliated				Independent
Name	Audit		Compensation		Nominating		Transaction		Transactions		Director

Herbert M. Baum	X		X						X		X
Richard G. Cline			X	*	X		X		X		X
Michael J. Corliss	X		X						X		X
Pierre S. du Pont	X				X	*	X		X		X
Archie R. Dykes			X		X		X	*	X	*	X
Jarobin Gilbert, Jr.	X	*			X				X		X
James R. Kackley	X		X						X		X
Matthew M. McKenna	X				X						X
Robert C. Pohlad
Deborah E. Powell			X		X				X		X

*	Denotes committee chairperson.

Our Committees

Audit Committee.  The members of our Audit Committee are identified above under “Committee Overview” within Item 10 of this Annual Report on Form 10-K. The committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. Each member of the committee is independent as defined in Exchange Act Rule 10A-3, and Section 303A.02 and Section 303A.06 of the New York Stock Exchange listing standards. Pursuant to our listing agreement with the New York Stock Exchange, each member of the committee is financially literate, and one member, James R. Kackley, has accounting or related financial management expertise. Our Board has determined that Mr. Kackley is our “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K. No member of the committee concurrently serves on more than two other public company audit committees.

Management Resources and Compensation Committee.  The members of our Management Resources and Compensation Committee are identified above under “Committee Overview” within Item 10 of this Annual Report on Form 10-K. Each member of the committee is independent as defined in Section 303A.02 of the New York Stock Exchange listing standards. In addition, each member of the committee is a non-employee director as defined in Rule 16b-3 of the Exchange Act, and is an outside director as defined in Section 162(m) of the Internal Revenue Code.

Governance, Finance and Nominating Committee.  The members of our Governance, Finance and Nominating Committee are identified above under “Committee Overview” within Item 10 of this Annual Report on Form 10-K. Each member of the committee is independent as defined in Section 303A.02 of the New York Stock Exchange listing standards.

Affiliated Transaction Committee.  The members of our Affiliated Transaction Committee are identified above under “Committee Overview” within Item 10 of this Annual Report on Form 10-K. Our Affiliated Transaction Committee was established in accordance with our By-Laws. Each member of the committee is independent as defined in our By-Laws. This means that each member of the committee is not, and for the last two years has not been, (1) an officer or director of PepsiCo or an affiliate of PepsiCo, (2) an owner of more than one percent of the shares of PepsiCo, or (3) an owner of any ownership interest in a party to an affiliated transaction.

Transactions Committee.  The members of our Transactions Committee are identified above under “Committee Overview” within Item 10 of this Annual Report on Form 10-K. Our Transactions Committee was established in April 2009 to review the company’s strategic alternatives, including the proposal from PepsiCo to acquire all of the outstanding shares of common stock of our company. Each member of the committee is independent, as defined in the shareholder agreement between our company and PepsiCo. This means that each member of the committee is not, and has not been for the last two years, (1) affiliated with PepsiCo or its affiliates, (2) a director, officer, employee, consultant or advisor of PepsiCo or its affiliates, or (3) an officer, employee, consultant or advisor of our company.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

Executive Summary

Our company is committed to an executive compensation philosophy based on pay-for-performance. Our Management Resources and Compensation Committee executes this philosophy by linking a significant portion of total direct compensation paid to our named executive officers to company and individual performance. In 2009, this meant that 79.3 percent of the actual total direct compensation provided to our named executive officers was based on the achievement of either short-term or long-term performance goals.

Our committee ensures that compensation paid to our named executive officers reflects our company’s evolving business priorities and the execution of its strategic plan and initiatives by annually reviewing and adjusting the performance measures and targets on which compensation is based. In 2009, our committee tied the measures for the annual incentives for our named executive officers to earnings per share and operating cash flow. Overall our company exceeded the targets for these measures in 2009, resulting in annual incentives paid in cash to the named executive officers at 142.6 percent of target.

Our committee linked the pool of long-term incentives available in 2009 to the company’s achievement of its targeted adjusted return on invested capital for 2008. We utilized 101 percent of the target for long-term incentives awarded in February 2009, which reflected the actual adjusted return on invested capital in 2008.

The remainder of our Compensation Discussion and Analysis is organized into the following sections:

•	Overview of our executive compensation program;

•	Details of the total direct compensation paid to our named executive officers; and

•	Description of other arrangements, policies and practices related to our executive compensation program.

Unless the context indicates otherwise, this Compensation Discussion and Analysis describes our executive compensation program as in effect during 2009. We frequently review our executive compensation program and may change or discontinue any aspect of the program at any time.

This Compensation Discussion and Analysis contains statements regarding our company’s performance targets and goals. These targets and goals are discussed in the limited context of our 2009 executive compensation program and should not be considered statements of management’s expectations or estimates of results or other guidance. We specifically caution investors not to apply these statements to other contexts.

Our Executive Compensation Program

Our executive compensation program is designed to:

•	Attract, motivate and retain outstanding employees;

•	Ensure that our pay levels are competitive;

•	Be simple, easy to understand and flexible;

•	Create a broad sense of ownership; and

•	Provide significant rewards for exceptional company and individual performance.

We are committed to an executive compensation philosophy that rewards performance. Our executive compensation program fulfills our pay-for-performance philosophy by:

•	Recognizing individual performance when determining base salary increases;

•	Tying annual incentives to our company’s performance; and

•	Basing long-term incentives both on our company’s performance and individual performance.

With these goals in mind, our committee meets regularly throughout the year on the same general schedule to review and assess current compensation elements and compensation levels, and to plan for the future in response to shifts in the economic environment, market trends, regulations and other variables. The agendas for the committee’s regular meetings are set in advance and generally include the following items:

•	At its first meeting of the year the committee approves the payouts of annual incentives and long-term incentives based on the company’s year-end results for the prior year, conducts executive performance reviews for the prior year, reviews tally sheets and estimates of benefits payable on termination, sets any salary adjustments for the current year and approves the funding methodology for the pool of long-term incentives for the current year. Due to the pending merger with PepsiCo, the committee does not plan to issue long-term incentives in February 2010.

•	At its next meeting the committee approves the annual incentive plan payout curves for the current year, approves the objectives for the executives for the current year and conducts an evaluation of the company’s outside compensation consultant.

•	At its mid-year meetings the committee reviews director compensation, the company’s peer group, the company’s compensation philosophy, applicable regulatory compliance issues, plan updates and amendments and executive succession planning.

•	At its final meeting of the year the committee reviews compensation and market data for the executive officers for the current year and plan designs and merit budgets for the following year.

Benchmarking Against Peer Companies.  To assist with its review and analysis of our executive compensation program, our committee benchmarks executive compensation against a peer group of companies. Our committee uses compensation data available from the public filings of each member of our peer group as a reference point to provide a framework for reviewing and analyzing our compensation program and pay levels against potential competitors for our executive talent.

Our peer group contains companies with the following characteristics:

•	Industry. We look for companies within the food and beverage industry;

•	Operations. We look for companies with manufacturing and distribution capabilities;

•	Size. We look for companies that are generally 50 percent to 200 percent of our company’s size based on revenue, market capitalization, assets and number of employees;

•	Performance. We exclude consistently poor performing companies or those in bankruptcy or reorganization; and

•	Geographic scope. We look for companies with international operations.

Our peer group consists of the following companies:

•   Brown-Forman Corporation (added in July 2008)
•   Campbell Soup Company
•   Coca-Cola Bottling Co. Consolidated
•   Coca-Cola Enterprises Inc.
•   Constellation Brands, Inc.
•   Dean Foods Company
•   Del Monte Foods Company
•   The Hershey Company
• Hormel Foods Corporation
•   McCormick & Company, Incorporated
•   Molson Coors Brewing Company
•   The Pepsi Bottling Group, Inc.
•   Performance Food Group Company
(removed in July 2008)
•   Ralcorp Holdings, Inc.
•   The J. M. Smucker Company
• United Natural Foods, Inc.

Our committee annually reviews the companies included in our peer group to ensure that each remains relevant for comparative purposes. This review was last conducted in July 2008, at which time the committee removed Performance Food Group Company, which recently had become a privately-held company, and added Brown-Forman Corporation, which has the characteristics identified above.

In addition to benchmarking compensation against our peer group, our committee compares the annual compensation paid to our executives using surveys published by executive compensation firms. The surveys used to assess 2009 compensation were 2008/09 Watson Wyatt Data Services Top Management Report, 2008 William M. Mercer Executive Compensation Survey, 2008 Towers Perrin General Industry Executive Database, and 2008 Towers Perrin Food Industry Group Report. Our outside compensation consultant adjusts the survey data using regression analysis to reflect comparable revenue levels. Our committee uses this data to obtain a general understanding of current compensation practices. Our committee believes that data from both the peer group and compensation surveys has its advantages, and that multiple data sources provide different reference points and a broader context for interpreting and assessing executive compensation.

Competitive Market Review.  At its last meeting of the year our committee reviews a competitive market assessment of the compensation provided all of our executive officers, including our named executive officers. All key compensation elements are assessed, including base salary, annual cash compensation (base salary plus annual incentives), long-term incentives, and total direct compensation (annual cash compensation plus long-term incentives).

In connection with this assessment, our committee also reviews an analysis of our company’s financial performance as compared to our peer group. Financial measures analyzed include revenue growth, earnings per share growth, net income growth, return on invested capital, and total shareholder return for the last five years and for the current trailing 12-month period.

Competitive compensation information is obtained from the proxy statements of each member of our peer group and from the published executive compensation surveys identified above. This competitive market assessment and the analysis of our company’s financial performance as compared to our peer group provides context for our compensation positioning within the market. These reviews are timed to allow committee members to ask for additional information and to raise and discuss questions before base salary adjustments for the named executive officers are finalized at the committee’s first meeting of the next year.

Tally Sheets and Termination Benefits Analyses.  At its first meeting of the year our committee reviews a compensation tally sheet for each named executive officer. The tally sheets, prepared by our outside compensation consultant, provide a five-year history of total compensation and benefits for each named executive officer, including base salary, annual incentives (target and actual payouts), long-term incentives (restricted stock awards, including dividends), perquisites, and retirement and deferred compensation contributions. The tally sheets also summarize realized equity value (stock option exercises and vesting of restricted stock), current unrealized equity value, current 401(k) and deferred compensation balances and compliance with our stock ownership guidelines.

Our committee also reviews a termination benefits analysis for each named executive officer. This analysis estimates severance, retirement and other benefits payable under certain scenarios, including voluntary resignation, termination for cause, termination without cause, termination following a change in control of the company, and termination upon disability, death or retirement. Termination benefits are projections based on a variety of assumptions such as termination date, base salary and target incentive levels, stock price and present value of benefits. In February 2010, our committee specifically reviewed the payments to be made to our executive officers upon a change in control and upon involuntary termination without cause or for good reason following a change in control. Further information regarding such payments appears elsewhere in Item 11 of this Annual Report on Form 10-K, including the Potential Payments upon Termination or Change in Control table.

Our committee uses tally sheets and termination benefits analyses to bring together, in one place, all of the elements of actual current and potential future compensation for our named executive officers, as well as information about wealth accumulation. These tools assist our committee in analyzing the individual elements of compensation, the mix of compensation and the aggregate total amounts of actual and projected compensation. The committee reviews pay equity among executives and against the market to ensure that our executive compensation continues to meet our compensation philosophy and objectives. After completing its most recent review, our committee determined that compensation for each named executive officer continues to be consistent with our company’s compensation philosophy and objectives.

Role of Consultants.  Our committee has the sole authority to retain and terminate compensation consultants used in the evaluation of director or executive officer compensation or employee benefit plans. The committee also has the authority to obtain advice and assistance from internal or external legal, accounting or other experts and advisors to assist in carrying out its responsibilities. Our committee has engaged Watson Wyatt Worldwide as its outside compensation consultant.

Our committee engaged Watson Wyatt Worldwide beginning in 2004 as its outside compensation consultant. Watson Wyatt was selected after reviewing proposals submitted by multiple compensation consultants, based on its ability to meet the committee’s needs at the most effective cost. The committee regularly meets with Watson Wyatt and receives reports on our compensation strategy, compensation levels and general market practices. Specific assignments are determined by the committee, with the advice of management. Watson Wyatt has advised the committee on: the development and use of a competitive peer group; market assessment and review of our Long-Term Incentive Plan, including plan design; top five executive compensation analysis; equity plan analysis and executive ownership analysis; regulatory compliance matters; director compensation; development of executive compensation tally sheets; retirement and welfare plans; and analysis of and changes to our compensation structure implemented in 2008.

Management has also engaged Watson Wyatt from time to time on employee benefit matters, including actuarial work for pension and retiree medical benefits as well as pension administration services. Our committee has reviewed the type and amount of work performed by Watson Wyatt on behalf of management, and has determined that the relationship between management and Watson Wyatt has not influenced the advice offered to the committee by Watson Wyatt.

Role of Executive Officers.  Our committee looks to certain executive officers, including named executive officers, for assistance with the design and assessment of our compensation program. Our Chairman of the Board and Chief Executive Officer, President and Chief Operating Officer, Executive Vice President and Chief Financial Officer, and Executive Vice President, Human Resources provide insight on our company’s business goals and results, help define objectives for individual executives, and assess the effect on our culture and personnel of suggested changes to our compensation program. No executive officer is involved in assessing or setting his or her own compensation.

Impact of Tax and Accounting Treatment on Compensation Decisions.  Our committee regularly reviews the tax and accounting treatment of each component of compensation paid to our named executive officers. The potential tax and accounting treatment are factors, but not the only factors, the committee takes into consideration when approving compensation components and amounts.

Section 162(m) of the Internal Revenue Code generally limits the deductibility of compensation in excess of $1 million for the Chief Executive Officer and the four most highly compensated employees other than the Chief Executive Officer. Certain performance-based compensation is not subject to this limitation. In certain circumstances our committee has determined that our compensation objectives are not furthered when compensation must be paid in a specific manner to be tax deductible. For instance, our Annual Incentive Plan payouts do not qualify as performance-based compensation for purposes of Section 162(m). Our Long-Term Incentive Plan is, however, structured and administered in a way that restricted stock awards qualify as performance-based compensation, which is not subject to the $1 million limitation. Each of these plans is discussed in detail below.

Total Direct Compensation

Total direct compensation paid to our named executive officers consists of base salary, annual incentives (payable in cash) and long-term incentives (payable in restricted stock). In support of our philosophy of pay-for-performance, targeted total direct compensation is substantially weighted toward performance-based pay. These elements of total direct compensation are positioned as follows to achieve the following objectives:

Element of Total Direct
Compensation	Objectives	Targeted Positioning

Base Salary
•   Position competitively with external market

•   Seek internal equity through consistent pay structures and guidelines

•   Reward for long-term contribution

•   Provide annual increases based on performance

•   Reflect national and local labor market conditions
50th percentile
Annual Incentives (payable in cash)
•   Performance-based to drive and reward business results

•   Eligibility focused on participants who directly impact business results

•   Payout curves that reflect the challenge of the plan and are determined annually
75th percentile award opportunities
Long-Term Incentives (payable in restricted shares)
•   Ensure long-term retention and rewards for those who consistently perform to the company’s high standards

•   Market-based award opportunities with performance-based grants

•   Coordinate with retirement programs
Above median award opportunities

For 2009, actual total direct compensation for the named executive officers is illustrated in the chart below.

Our committee believes that the total direct compensation provided to our named executive officers supports our company’s compensation philosophy. Targeted total direct compensation, together with the perquisites and benefits described below, is positioned to provide a competitive pay package that encourages and rewards strong performance and contributions consistent with our company’s high standards. Targeted total direct compensation is weighted so that a significant portion of compensation is tied to both annual and long-term performance, with performance goals reviewed and adjusted annually in order to continually reflect our company’s evolving business priorities. The balance of annual cash incentives and long-term equity incentives, coupled with our share ownership guidelines, encourages our executives to achieve our business priorities without taking unreasonable or excessive risks that would threaten the value of the company.

Each component of total direct compensation provided to our named executive officers is discussed in detail below.

Base Salary.  Named executive officers receive a base salary as compensation for services rendered during the year. At the end of each year our committee previews base salary adjustments for all salaried employees, including the named executive officers, for the following year. The committee first establishes an overall budget for base salary increases. To do so, the committee considers general economic factors, including the rates of inflation, unemployment and cost of living, as well as salary data for our peer group and from published compensation surveys. Once the overall budget is established, the committee develops a general matrix for distribution of the budget among all salaried employees. Actual base salary adjustments for each individual are based on performance.

The committee sets any base salary adjustments for the named executive officers at its first meeting of the year. Before it approves base salary adjustments for the named executive officers, the committee considers the information provided in the tally sheets, our company’s performance during the previous year, and the individual’s job performance and accomplishment of predetermined objectives during the previous year. After this review, the committee approves specific base salary adjustments for the named executive officers within the general matrix for base salary increases.

The committee benchmarks base salary for our named executive officers to the 50th percentile of our peer group. Actual 2009 base salaries for our named executive officers were generally at the median of the competitive market, consistent with this philosophy. The exception is our Chief Executive Officer, whose base salary the committee sets well below median based upon his stated preference.

In 2009, notwithstanding our company’s strong performance in 2008, we and many other companies were required to reanalyze costs in the current macroeconomic environment. As part of our company’s global approach to cost containment in this challenging environment, the committee determined that there would be no annual base salary adjustments for the named executive officers in March of 2009. However, as part of the committee’s review of executive succession plans in late 2008, it determined that an annual base salary increase, effective January 2009, for Mr. Durkin was warranted. For 2010, base salaries for our named executive officers increased an average of 2.9 percent.

Annual Incentives.  Named executive officers are eligible for annual incentives, payable in cash, under our Annual Incentive Plan (the “AIP”). The AIP payout targets, which are achieved if the company meets certain goals set out in the annual operating plan, are approved by the committee each year. The AIP payout targets were set at the 75th percentile of the company’s peer group in 2007, the last time that our overall compensation structure was evaluated.

The AIP performance measures and their weightings are also approved by the committee each year. The AIP performance measures and their weightings are team-based to strengthen our culture of accountability, integrity and respect. Additionally, our AIP performance measures and their weightings are tied to business results to support our philosophy of pay-for-performance. We believe that this team-based, quantitative approach to annual incentive compensation ensures that we pay for performance that drives shareholder value.

The committee also reviews and approves a schedule that details the required company performance and resulting AIP payouts for each performance measure. If the threshold performance goals are met, AIP payouts equal at least 25 percent of target. The committee maintains the discretion to vary from the formula, either to increase or decrease an AIP payout. This process ensures that our AIP remains consistent with our compensation philosophy and reflects our current business priorities. Actual AIP payouts, which can vary from 0 to 200 percent of target, are delivered after the company’s results are known and applied to the AIP.

The table below identifies, for each named executive officer, the 2009 AIP targets as a percentage of base salary. In December 2008, our committee approved changes to the AIP design for 2009 to foster further alignment with our global portfolio management. As a result, company performance under the 2009 AIP for our named executive officers was measured entirely on worldwide results for earnings per share (60%) and operating cash flow (40%). Each of the performance measures was subject to adjustment for items that are unusual, infrequent, unrelated to ongoing core operations or involve special charges. As anticipated, the impact of foreign exchange rate movements was neutralized based on planned rates. The committee retains the discretion to adjust actual payouts either up or down.

2009 Target AIP Payout as a
Name and Position	Percentage of Base Salary

Robert C. Pohlad Chairman of the Board and Chief Executive Officer	100%
Alexander H. Ware Executive Vice President and Chief Financial Officer	85%
Kenneth E. Keiser President and Chief Operating Officer	95%
G. Michael Durkin, Jr. Executive Vice President, U.S.	95%
James R. Rogers Executive Vice President, International	75%

In 2009, our company reported diluted earnings per share (EPS) of $1.46 and net cash provided by operating activities of continuing operations of $308.6 million. On an adjusted basis, we attained adjusted EPS of $1.69 and adjusted operating cash flow of $242.3 million. Management reviews results of operations and evaluates performance on both a GAAP basis and using adjusted comparisons. For 2009, adjusted EPS excluded the impairment of intangible assets, special charges relating to various restructuring initiatives, fees associated with the pending merger with PepsiCo, Inc., impairment of non-operating assets, loss from multi-employer pension plans, loss from deconsolidation of business, impairment of marketable securities and gain from interest rate swap termination. Adjusted operating cash flow for 2009 represented net cash flow from operating activities of continuing operations less capital investments and the accounts receivable securitization impact plus the proceeds from the sale of property less net cash used in discontinued operations.

The table below identifies the AIP payout schedules and actual payout percentages for cash incentives paid in February 2010 based on the company’s adjusted performance for compensatory purposes in 2009.

	2009 AIP Payout Schedules
		Adjusted Performance for	Actual Payout
	Target	Compensatory Purposes	Percentage for
2009 Worldwide Performance Measures	(a)	(b)	2009 Performance

Earnings per Share	$1.84	$1.86	104.4%
Operating Cash Flow	$173.1 million	$240.4 million	200.0%

(a)	As initial 2009 targets were reviewed, our committee considered the following: (1) EPS and operating cash flow net of the impact of the Caribbean deconsolidation; and (2) EPS net of the impact of the restriction on our share buy-back strategy due to the pending PepsiCo merger.

(b)	Information regarding our 2009 results reported in accordance with GAAP and our adjusted results appears in the paragraph preceding the introduction to the above chart. When 2009 performance was compared to target, our committee considered the following: (1) adjusted EPS including the $0.17 gain from interest rate swap termination; (2) adjusted EPS net of a $0.02 favorable impact of foreign currency rate movements when compared to planned rates, offset by a $0.02 unfavorable impact related to PepsiCo funding; and (3) adjusted operating cash flow net of the $1.9 million impact from foreign currency rate movements compared to planned rates.

Long-Term Incentives.  Named executive officers are eligible for awards under our Long-Term Incentive Plan (the “LTIP”). Such awards were granted annually from 2004 to 2009 in restricted shares under our 2000 Stock Incentive Plan. Due to the pending merger with PepsiCo, we do not plan to issue restricted stock awards in February 2010. Had we issued such awards, they would have originated from our 2009 Long-Term Incentive Plan, which was approved by our shareholders in April 2009. Restricted shares awarded under the LTIP vest in their entirety on the third anniversary of the award, although the committee may accelerate the vesting of restricted shares if a participant who is 55 years of age or older retires. In addition, upon closing of our pending merger with PepsiCo, unvested restricted stock awards will automatically vest in full. The LTIP is structured and administered to comply with Section 162(m) of the Internal Revenue Code so awards qualify as performance-based compensation and are not subject to the $1 million limitation.

Our LTIP reinforces our pay-for-performance philosophy because awards are tied to both our company’s performance and individual performance. In general, each February the committee approves the company’s performance measure to be used to determine the size of the annual LTIP pool relative to target. Achievement of our planned adjusted return on invested capital would result in target funding. Once a minimum level of adjusted return on invested capital is met, the total annual pool can adjust from 90 percent to 110 percent of target.

The committee set targeted adjusted return on invested capital for 2008 at 8.0 percent. We utilized 101 percent of the target for long-term incentives awarded in February 2009, which reflected the actual adjusted return on invested capital of 8.3 percent in 2008.

After the committee defines the overall LTIP pool, it applies grant guidelines to allocate the pool among salary grades and then grants awards to individual participants within those grades. Target awards for our named executive officers are above-median. LTIP ranges for each salary grade, including those for the named executive officers, are based on the established target, with the threshold equal to 50 percent of target and the maximum equal to 120 percent of target.

Individual awards for named executive officers are determined by a variety of factors, including salary grade, tenure in the current position, performance during the prior year, and future leadership potential. Our committee has the discretion to award restricted shares within a range or to award a lower number of restricted shares. In general, our committee approves individual awards for the named executive officers under the LTIP in February, based on company and individual performance for the prior year.

Other Arrangements, Policies and Practices

Perquisites and Other Benefits:  Our named executive officers are eligible for certain perquisites and other benefits. Our committee believes that these perquisites and other benefits are reasonable and consistent with our philosophy to attract, motivate and retain outstanding employees while maintaining fiscal responsibility. Our committee periodically reviews the type and amount of perquisites and other benefits offered, which are positioned competitively with the external market. The specific perquisites and other benefits offered to our named executive officers are described below.

•	Standard Company Benefits: Our named executive officers may participate in the standard company benefits we offer to all salaried employees in the U.S. These benefits are medical and dental insurance, and retirement savings contributions. As with all salaried employees, our company makes an annual contribution of 2 percent of compensation to retirement savings, and matches employee contributions to our 401(k) plan up to 6 percent of base salary and AIP payout. We do not have a defined benefit plan. In addition, all employees are eligible for relocation assistance if asked to relocate for the convenience of the company. Furthermore, all employees age 55 years or older with at least 10 years of service have access to post-retirement medical benefits, the costs of which are paid by the retirees. By offering these standard benefits to the named executive officers, our objective is to treat named executive officers consistent with the broader employee population, to recognize defined benefit market trends and to reflect national and local labor market conditions to provide adequate coverage.

•	Executive Deferred Compensation Plan: Our named executive officers may participate in our Executive Deferred Compensation Plan. For a detailed description of this plan, please review the narrative following the Summary Compensation Table below.

•	Executive Long-Term Disability Program: Our named executive officers may participate in our executive long-term disability program. For a detailed description of this program, please review the narrative following the Summary Compensation Table below.

•	Personal Use of Company Airplane: Our Chairman of the Board and Chief Executive Officer and our President and Chief Operating Officer are offered the personal use of our airplane and a second airplane in which we owned a one-eighth interest during 2009 in order to travel most expeditiously. This benefit allows our top two officers to devote maximum time and attention to our business, to facilitate scheduling, to coordinate personal and professional travel and to enhance their availability and security while away from our offices. From time to time, our Chairman of the Board and Chief Executive Officer and President and Chief Operating Officer have authorized personal use of an airplane by our Executive Vice President, U.S. for the same reasons. We monitor the personal use of corporate aircraft and believe this use is reasonable.

•	Car Allowance: Our named executive officers are offered a market-based car allowance to cover the cost of owning and operating an automobile.

•	Financial and Tax Planning Services: Our named executive officers are offered financial and tax planning services in order to ensure that they fully understand and leverage our executive compensation program. These services also reduce the time, attention and effort required for financial planning and tax preparation.

•	Executive Physicals: Our named executive officers are eligible for bi-annual, company-paid physical examinations in order to ensure the physical health of our senior leadership team.

Employment Agreements, Severance Policy and Change-in-Control Arrangements:  We do not enter into employment agreements with our named executive officers. Our committee has reviewed the relative costs and benefits of these agreements, and has determined that the benefits to be derived are not worth the associated costs.

Until June 2009, our named executive officers were only eligible for severance benefits under our basic severance policy. Our basic severance policy provides for the continuation of salary and benefits for a specified time period, plus a lump-sum tenure payment and the payment of a prorated AIP payout, if an employee’s position is eliminated due to a restructuring, facility closure, or if employment is terminated under certain other circumstances. The duration during which salary and benefits would continue, and the amount of the tenure payment, depend on the employee’s salary grade and the circumstances of the termination. Generally, the minimum total severance, including salary and benefits continuation and tenure payment, for named executive officers is 52 weeks.

During the second quarter of 2009, the committee assessed the adequacy of the foregoing severance program, including an assessment of the merits of adopting change in control provisions to encourage retention, continuity and engagement of management. As a result of this assessment, the committee adopted the Change in Control Severance Plan for Senior Executive Employees (the “Senior Executive CIC Plan”), effective June 19, 2009. The Senior Executive Plan provides incremental payments and benefits for our seven most senior executives that are designed to encourage participants to remain with the company in the context of a potential change in control. In addition, the committee adopted the Change in Control Severance Plan for Employees (the “CIC Plan”), which covers the remaining executives as well as all other U.S. salaried employees. The CIC Plan provides incremental payments and benefits that are designed to encourage participants to remain with the company in the context of a potential change in control. The committee also added AIP payout at target to the salary continuation provided under the company’s basic severance for all executives.

The following summary of the Senior Executive CIC Plan is a general description and is qualified in its entirety by the full text of the Senior Executive CIC Plan, which has been filed with the SEC. In the event of a change in control, such as the pending merger with PepsiCo, participants in the Senior Executive CIC Plan are not eligible for any other company-provided severance.

Our named executive officers are participants in the Senior Executive CIC Plan. An executive who is a participant in the Senior Executive CIC Plan is entitled to certain severance payments and benefits if the executive’s employment is terminated under certain circumstances. The executive is entitled to those severance payments and benefits if, during the two-year period after a change in control, the executive is terminated without cause or resigns for “good reason,” as defined in the Senior Executive CIC Plan.

If terminated or separated from the company under the circumstances set forth above, a participant who executes a separation agreement is generally be entitled to the following severance payments and benefits under the Senior Executive CIC Plan: (a) for two years following the qualifying termination, a monthly amount equal to the participant’s base salary plus the participant’s monthly target AIP payout; (b) a pro-rated lump sum amount equal to the target AIP payout in the year of the qualifying termination multiplied by the payout percentage attributed to the company’s forecasted (as determined by the company from time to time) or actual, as applicable, full-year performance under the AIP (or equivalent) for the year in which the qualifying termination occurs; (c) for two years following the qualifying termination, medical, dental, life and long-term disability insurance coverage at the level provided to the participant immediately prior to the qualifying termination date; (d) outplacement services for up to one year with a maximum cost of $50,000 per participant; and (e) financial and tax planning services for the participant for the calendar year of the qualifying termination and for the next calendar year. The Senior Executive CIC Plan does not provide for any gross up for any excise taxes the executive may incur as a result of a change in control or termination of employment.

In order to obtain severance payments and benefits under the Senior Executive CIC Plan, the executive must first execute a separation agreement with the company that includes a waiver and release of any and all claims against the company. The separation agreement also provides that, for two years following termination, the executive will not compete with the company, solicit or hire any employee of the company or its affiliates, solicit any customer or prospective customer of the company and its affiliates or interfere with any relationship between the company and its customers or prospective customers. If an executive does not sign a separation agreement, the executive will not be eligible for severance payments and benefits under the Senior Executive CIC Plan.

We believe that it is appropriate to provide severance benefits to our named executive officers under the Senior Executive CIC Plan for the following reasons:

•	We generally do not enter into employment agreements or other arrangements with our named executive officers that would provide for post-termination benefits, so providing severance benefits under the circumstances described above is consistent with the competitive realities of the market.

•	Having a formal severance plan assists the company in the recruitment of talented executives, since having the assurance of fixed benefits under certain separation events can mitigate the potential risks of leaving a prior employer or foregoing other opportunities in order to join our company.

•	Providing severance benefits to named executive officers affected by changes in management promotes the orderly transition of responsibilities.

Upon a change in control of our company, the 2000 Stock Incentive Plan and the 2009 Long-Term Incentive Plan provide that any unvested restricted shares or unvested stock options would vest in their entirety. In addition, if a named executive officer has a qualifying termination of employment following a change in control of our company, the named executive officer may receive a lump sum distribution from our Executive Deferred Compensation Plan and our Supplemental Pension Plan. The 2000 Stock Incentive Plan, the 2009 Long-Term Incentive Plan, the Executive Deferred Compensation Plan and the Supplemental Pension Plan each define “change in control.”

Payouts our named executive officers will receive upon closing of our pending merger with PepsiCo, or upon termination without cause or for good reason following our pending merger with PepsiCo, are set forth below under “Potential Payments upon Termination or Change in Control” within Item 11 of this Annual Report on Form 10-K.

Stock Ownership Guidelines:  The committee established in 2004 stock ownership guidelines for our named executive officers. Our stock ownership guidelines require named executive officers to own a number of shares of our company’s stock equal to a multiple of their base salary. For named executive officers this multiple ranges from two and one-half to six times their base salary. Each named executive officer has five years to attain the stock ownership requirement. The number of shares of company stock that must be held is determined by multiplying the named executive officer’s annual base salary rate at the end of each calendar year by the applicable multiple, and dividing the result by the 200-day average closing stock price at the end of each year. Shares held in trust and retirement accounts, and restricted shares that have not yet vested, count toward share ownership, but unexercised stock options do not.

As of January 2, 2010, each of our named executive officers was in compliance with our stock ownership guidelines. We believe that promoting share ownership aligns the interests of our named executive officers with those of our shareholders.

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for fiscal years 2009, 2008 and 2007:

							Change in Pension
							Value and Nonqual-
						Non-Equity	ified Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)(a)	($)	($)(b)	($)	($)(c)	($)(d)	($)(e)	($)

Robert C. Pohlad	2009	854,818	0	2,111,194	0	1,218,970	0	168,093	4,353,075
Chairman of the Board	2008	849,338	0	1,961,588	0	1,374,803	0	182,299	4,368,028
and Chief Executive Officer	2007	817,950	0	1,829,448	23,701	1,517,794	0	117,937	4,306,830

Alexander H. Ware	2009	449,280	0	1,175,842	0	544,572	127	122,234	2,292,055
Executive Vice	2008	446,400	0	1,100,526	0	614,190	3,818	105,443	2,270,377
President and Chief Financial Officer	2007	423,367	0	873,951	4,808	558,412	0	74,366	1,934,904

Kenneth E. Keiser	2009	639,170	0	2,304,338	0	865,883	0	338,221	4,147,612
President and Chief	2008	635,073	0	2,318,921	0	976,578	0	308,259	4,238,831
Operating Officer	2007	610,471	0	2,225,299	16,785	1,059,806	0	294,340	4,206,701

G. Michael Durkin, Jr.	2009	500,000	0	1,171,796	0	677,350	1,532	132,740	2,483,418
Executive Vice	2008	449,913	0	1,142,903	0	317,460	20,676	154,075	2,085,027
President, U.S.	2007	432,833	0	1,161,903	13,987	588,073	0	100,107	2,296,903

James R. Rogers	2009	360,645	0	577,647	0	385,710	663	90,952	1,415,617
Executive Vice President,	2008	357,783	0	535,397	0	363,314	4,324	88,574	1,349,392
International	2007	336,420	0	509,579	4,371	432,025	0	35,020	1,317,415

(a)	Represents base pay without regard to salary-deferred elections.

(b)	Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year for outstanding restricted stock awards in accordance with FAS 123R. Because of fluctuations in the price of our stock, including stock price fluctuations experienced since the date of grant, the amounts reported may not represent the actual amounts that the named executive officers will actually realize from the awards. Additional information on all outstanding stock awards is reflected in the Outstanding Equity Awards at Fiscal Year-End table. Each restricted stock award granted to our named executive officers vests in its entirety on the third anniversary of the award, but vesting will accelerate upon closing of our pending merger with PepsiCo. We do not pay preferential dividends on this restricted stock. The assumptions made in the valuation are those set forth in the “Significant Accounting Policies — Stock-Based Compensation” note to the consolidated financial statements set forth in this Annual Report on Form 10-K. There were no forfeitures of restricted stock awards by our named executive officers during fiscal years 2009, 2008 or 2007.

(c)	Represents cash compensation earned under the AIP. Awards under this plan are paid in the year following the year in which they are earned.

(d)	There was an increase in the actuarial present value of the named executive officers’ accumulated benefits under our qualified salaried or nonqualified excess pension plans from the pension plan measurement date we used for our 2008 financial statements (December 31, 2008) to the pension plan measurement date we used for our 2009 financial statements (December 31, 2009). Messrs. Pohlad and Keiser do not participate in our qualified salaried or nonqualified supplemental pension plan. Messrs. Ware, Durkin and Rogers had an increase in the present value of their pension benefits as a result of being one year closer to retirement, partially offset by the increase in the discount rate from 6.23 percent at December 31, 2008 to 6.47 percent at December 31, 2009. The present value of Mr. Ware’s combined pension benefits increased by $127 from $22,359 to $22,486. The present value of Mr. Durkin’s combined pension benefits increased by $1,532 from $125,376 to $126,908. The present value of Mr. Rogers’ combined pension benefits increased by $663 from $27,961 to $28,624.

Nonqualified deferred compensation is credited with investment gain or loss based on the investment options deemed to have been selected by the executive. As a result, such earnings are not deemed to be above-market or preferential.

(e) All other compensation for fiscal year 2009 was as follows:

					Amounts		Company
	Personal			Financial	Reimbursed		Contributions to
	Use of			and Tax	for the	Executive	Executive Deferred
	Company	Car		Planning	Payment of	Long-Term	Compensation and
	Airplane	Allowance	Physicals	Services	Taxes	Disability	401(k) Plans	Total
Name	($)	($)	($)	($)	($)	($)	($)	($)

Robert C. Pohlad	82,350	33,600	0	0	0	7,551	44,592	168,093
Alexander H. Ware	0	18,600	2,204	5,127	6,581	4,644	85,078	122,234
Kenneth E. Keiser	168,982	28,800	0	3,845	0	7,334	129,260	338,221
G. Michael Durkin, Jr.	26,022	28,800	1,838	5,127	5,556	0	65,397	132,740
James R. Rogers	0	18,600	4,505	5,127	0	4,803	57,917	90,952

Personal Use of Company Airplane.  The dollar amounts listed represent the aggregate incremental cost for personal use of our airplane. In calculating the aggregate incremental cost, we determined the total hours flown for other than business purposes (including deadhead flights that create incremental cost) during fiscal year 2009 as well as the total variable cost associated with the use of the airplane. We measured total variable cost by adding the costs of the following items: fuel, repair and maintenance, aircraft use and flight fees, travel and entertainment expenses, various other services (cleaning, uniforms, etc.), and supplies, less purchase rebates. Dividing the total variable cost by the number of hours flown, we established a variable cost per hour flown. The entries set forth above represent the product of the sum of hours of personal use by the named executive officers and the variable cost per hour flown.

We reimbursed certain named executive officers for taxes associated with spousal travel on an airplane associated with business meetings. These reimbursed amounts were as follows: Mr. Ware, $6,581 and Mr. Durkin, $5,556. Such amounts are set forth in the above chart under the caption “Amounts Reimbursed for the Payment of Taxes.”

Car Allowance.  These entries represent amounts paid directly to our named executive officers to facilitate their purchases or leases of vehicles.

Physicals.  During 2009, Messrs. Durkin, Rogers and Ware made use of our executive physical program. We paid for the cost of these physicals.

Financial and Tax Planning Services.  These entries represent half of the annual participant fees paid to a financial planning firm on behalf of our named executive officers. We estimate that these amounts represent the amounts attributable to personal financial planning services. Such amounts do not include travel and entertainment expenses associated with participant meetings with the financial planning firm nor do they reflect the corporate retainer we paid such firm.

Amounts Reimbursed for the Payment of Taxes.  The nature and dollar amounts of reimbursements for the payment of taxes are specified above under the caption “Personal Use of Company Airplane.”

Executive Long-Term Disability.  The amounts set forth in this column of the above chart reflect amounts paid on behalf of our named executive officers under our executive long-term disability program. We offer this program in addition to, and in coordination with, the long-term disability benefits available through our group plan. In order to participate in the executive long-term disability program, the named executive officer must be at or above a certain salary grade, must be enrolled in the voluntary long-term disability program through our group plan and must have purchased an increased benefit under such program providing for a total benefit of 60 percent of salary with a maximum of $10,000 per month. Given the base salaries of our named executive officers, the company’s basic and voluntary long-term disability program benefits are effectively capped at $10,000 per month. The executive long-term disability program provides additional benefits such that named executive officers are eligible to receive 60 percent of salary. That is, subject to medical underwriting, the benefits provided under the executive long-term disability program provide benefits equal to 60 percent of the named executive officer’s base salary when combined with the benefits provided under the basic and voluntary group plan. The executive long-term disability program also provides an additional catastrophic disability benefit equal to 40 percent of salary with a maximum of $8,000 per month that would be paid in the event of certain serious disabilities.

Company Contributions to Executive Deferred Compensation and 401(k) Plans.  The amounts set forth in this column of the above chart reflect matching contributions and basic contributions we made under such plans for fiscal year 2009. In particular, we sponsor a non-qualified Executive Deferred Compensation Plan (the “EDCP”). The EDCP is a supplemental, deferred compensation plan that provides eligible U.S. executives with the opportunity for contributions that could not be credited to their individual accounts under the qualified 401(k) plan because of Internal Revenue Code limitations. The EDCP is a defined contribution plan designed to accumulate retirement funds for executives, and includes a company matching contribution (up to 6 percent) and a basic 2 percent contribution similar to that of the qualified 401(k) plan. The overall maximum company contribution to the qualified 401(k) plan and the EDCP is 8 percent of eligible pay. Generally, executives may elect the form and timing of their distributions from the EDCP. Employees hired before January 1, 2004, are immediately vested in the company contributions. Employees hired after January 1, 2004, are vested in the company contributions made under the plan in 20 percent annual increments until the employee is 100 percent vested after five years. Annual contributions made after the five-year period are immediately vested. The executive’s and the company’s contributions are credited with investment gain or loss based on the investment options deemed to have been selected by the executive.

Grants of Plan-Based Awards

The following table sets forth information concerning non-equity incentive plan awards paid in February 2010 for 2009 performance and equity incentive plan awards granted in February 2009 to our named executive officers:

								Grant Date
		Estimated Possible Payouts						Fair Value of
		Under Non-Equity Incentive			Estimated Future Payouts Under			Stock and
		Plan Awards(a)			Equity Incentive Plan Awards(b)			Option
		Threshold	Target	Maximum	Threshold	Target	Maximum	Awards ($)
Name	Grant Date	($)	($)	($)	(#)	(#)	(#)	(c)

Robert C. Pohlad	2/26/2009	213,705	854,818	1,709,636	67,405	134,811	161,773	2,384,984
Alexander H. Ware	2/26/2009	95,472	381,888	763,776	34,451	68,903	82,684	1,219,989
Kenneth E. Keiser	2/26/2009	151,803	607,211	1,214,422	43,439	86,878	104,254	1,539,986
G. Michael Durkin, Jr.	2/26/2009	118,750	475,000	950,000	40,443	80,886	97,064	1,349,987
James R. Rogers	2/26/2009	67,621	270,484	540,968	16,476	32,953	39,544	549,986

(a)	Represents amounts that could have been paid under our AIP for service rendered during fiscal year 2009. The threshold entries reflect the minimum dollar amount that would have been paid for a certain level of performance under the plan. Had such performance not been attained, dollar amounts would not have been earned under our AIP. The actual amounts earned during fiscal year 2009, and paid in February 2010, are set forth in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

(b)	Represents the number of shares that could have been issued under our 2000 Stock Incentive Plan on February 26, 2009. These numbers are calculated by dividing the threshold, target and maximum dollar values of the estimated future payouts under equity incentive plan awards by the average of the high and low stock prices on the date of grant. The actual numbers of shares issued on such date as restricted stock awards to each of our named executive officers were as follows: Mr. Pohlad (142,899 shares), Mr. Ware (73,097 shares), Mr. Keiser (92,270 shares), Mr. Durkin (80,886 shares), and Mr. Rogers (32,953 shares). Each restricted stock award granted to our named executive officers vests in its entirety on the third anniversary of the award, but vesting will accelerate upon closing of our pending merger with PepsiCo. Dividends declared and paid on shares of our common stock are accrued at the same rate on this restricted stock. No preferential dividends are paid.

(c)	Represents the grant date fair value of each such equity award computed in accordance with FAS 123R based upon the average of the high and low stock prices on the date of grant. There were no forfeitures of restricted stock awards by our named executive officers during fiscal years 2009, 2008 or 2007.

For details on the criteria utilized to determine the specific amounts payable under these plans, including the relationship to target levels with respect to specific quantitative or qualitative performance-related factors, please review “Compensation Discussion and Analysis” above.

For details on the proportion of salary and incentive compensation to total compensation, please review “Compensation Discussion and Analysis” above.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by our named executive officers at fiscal year end 2009:

	Option Awards(a)						Stock Awards(b)
				Equity Incentive			Number	Market	Equity Incentive	Equity Incentive
	Number of		Number of	Plan Awards:			of Shares	Value of	Plan Awards:	Plan Awards:
	Securities		Securities	Number of			or Units	Shares or	Number of	Market or Payout
	Underlying		Underlying	Securities			of Stock	Units of	Unearned Shares,	Value of Unearned
	Unexercised		Unexercised	Underlying	Option		That	Stock That	Units or Other	Shares, Units or
	Options		Options	Unexercised	Exercise	Option	Have Not	Have Not	Rights That Have	Other Rights That
	(#)		(#)	Unearned Options	Price	Expiration	Vested	Vested	Not Vested	Have Not Vested
Name	Exercisable		Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)

Robert C. Pohlad	122,000		0	0	18.92	2/16/2014	310,005	9,070,746	0	0
	115,900				12.01	2/26/2013
	176,400				12.68	2/21/2012
	33,276	(c)			12.17	1/20/2010
Alexander H. Ware	0		0	0	N/A	N/A	171,195	5,009,166	0	0
Kenneth E. Keiser	0		0	0	N/A	N/A	212,916	6,229,922	0	0
G. Michael Durkin, Jr.	0		0	0	N/A	N/A	172,484	5,046,882	0	0
James R. Rogers	0		0	0	N/A	N/A	83,502	2,443,269	0	0

(a)	Each of the options set forth above is exercisable for one-third of the shares purchasable thereunder on the first anniversary of the date of grant, two-third of the shares purchasable thereunder on the second anniversary of the date of grant and in full on the third anniversary of the date of grant. Given that the most recently issued options were granted on February 16, 2004, each of the options set forth in the table above is exercisable in full.

(b)	The restricted stock awards reflected above were granted on February 22, 2007, February 28, 2008, and February 26, 2009. Each of the restricted stock awards set forth above vests in full on the third anniversary of the date of grant, but vesting will accelerate upon closing of our pending merger with PepsiCo. The market value of such restricted stock is calculated using a stock price of $29.26 per share, which was the closing price of one share of common stock on December 31, 2009 (the last trading day of fiscal year 2009).

(c)	On January 20, 2000, we granted Mr. Pohlad an option for the purchase of 33,276 shares. On May 22, 2001, Mr. Pohlad gifted two-thirds of such option and, as a result of such transfers, Mr. Pohlad retained an option for the purchase of 11,092 shares, which he exercised in January 2010.

Options to Purchase Shares

Each outstanding option to acquire our common stock granted under an equity compensation plan or arrangement will be converted automatically at the effective time of the PepsiCo merger into a vested option to purchase PepsiCo common stock, on the same terms and conditions, except that:

•	the number of shares of PepsiCo common stock subject to the new PepsiCo option will be equal to the product of (a) the number of shares of common stock subject to the PepsiAmericas stock option and (b) the closing exchange ratio, rounded down to the nearest whole share; and

•	the exercise price per share of PepsiCo common stock subject to the new PepsiCo stock option will be equal to (a) the exercise price per share of common stock under the PepsiAmericas stock option divided by (b) the closing exchange ratio, rounded up to the nearest cent.

For purposes of the option conversion, in compliance with Section 409A of the Internal Revenue Code, PepsiCo and PepsiAmericas agreed that the closing exchange ratio will be equal to the quotient of (a) the closing price of a share of PepsiAmericas common stock on the business duty immediately before the PepsiCo merger divided by (b) the closing price of a share of PepsiCo common stock on the business day immediately before the PepsiCo merger.

Restricted Stock Awards

The vesting of each outstanding restricted stock award granted under an equity compensation plan or arrangement, which represents an outstanding share of our common stock subject to vesting and forfeiture, will be accelerated upon the change in control. In particular, each outstanding restricted share will be converted automatically at the effective time of the PepsiCo merger into the merger consideration, consisting of either 0.5022 of a share of PepsiCo common stock or $28.50 in cash, without interest, as validly elected by the holder of such restricted stock award, subject to the same election and proration procedures as applicable to a holder of unrestricted common stock.

Option Exercises and Stock Vested

The following table sets forth information concerning each exercise of stock options and each vesting of restricted stock for our named executive officers during fiscal year 2009:

	Option Awards		Stock Awards
	Number of Shares	Value Realized	Number of Shares	Value Realized
	Acquired on Exercise	on Exercise	Acquired on Vesting	on Vesting
Name	(#)	($)	(#)	($)(a)

Robert C. Pohlad	0	N/A	84,600	1,443,699
Alexander H. Ware	0	N/A	46,200	788,403
Kenneth E. Keiser	0	N/A	69,000	1,177,485
			113,000	3,322,765
G. Michael Durkin, Jr.	104,400	3,087,042	53,850	918,950
James R. Rogers	0	N/A	18,500	315,703

(a)	The value realized on vesting of stock awards reflects the total pre-tax value realized. It is determined by multiplying the number of shares that vested by $17.065, which was the average of the high and low sales prices of our common stock on the date of vesting (February 23, 2009), with the exception of Mr. Keiser’s grant for 113,000 shares which vested on January 1, 2010 at $29.405, the average of the high and low sales prices of our common stock on the next possible trading day, January 4, 2010.

Pension Benefits

Prior to the formation of PepsiAmericas in November 2000, Pepsi-Cola General Bottlers, then a bottling subsidiary of Whitman Corporation, maintained a qualified, defined benefit pension plan and a non-qualified supplemental pension plan. We generally froze benefit accruals under these plans as of December 31, 2001, and no new participants were enrolled after April 1, 2001. The plans pay benefits in optional forms elected by the employees. The benefit formula under the pension plans provides a normal retirement benefit equal to one percent of final average earnings multiplied by the participant’s credited service, up to a maximum of 20 years. The qualified pension plan provides a benefit on earnings up to the qualified plan limit ($170,000 for 2001), and the non-qualified plan provides a benefit on earnings over this limit.

The following table describes pension benefits of our named executive officers at fiscal year end 2009:

		Number of Years	Present Value of	Payments During
		Credited Service	Accumulated Benefit	Last Fiscal Year
Name	Plan Name	(#)	($)	($)

Robert C. Pohlad	N/A	N/A	N/A	N/A
Alexander H. Ware	Qualified Salaried Plan	2.583	14,631	0
	Supplemental Pension Plan	2.583	7,855	0
Kenneth E. Keiser	N/A	N/A	N/A	N/A

		Number of Years	Present Value of	Payments During
		Credited Service	Accumulated Benefit	Last Fiscal Year
Name	Plan Name	(#)	($)	($)

G. Michael Durkin, Jr.	Qualified Salaried Plan	2.667	18,505	0
	Supplemental Pension Plan	2.667	108,403	0
James R. Rogers	Qualified Salaried Plan	1.333	13,114	0
	Supplemental Pension Plan	1.333	15,510	0

Final average earnings is the average of the participant’s highest earnings during 60 consecutive months out of the last 120 months worked, but not counting earnings after December 31, 2001. Earnings recognized under each plan include salaries, commissions, wages, cash bonuses, and overtime pay. All other compensation is excludable. Participants in each plan become fully vested after completion of five years of service.

Under the qualified pension plan, the benefit is payable as a life annuity commencing at the plan’s normal retirement date, which is the first of the month coincident with or next following the attainment of age 65 and completion of five years of vesting service. Participants under such plan are eligible for early retirement upon attaining age 55 and completing five years of vesting service. Participants eligible for early retirement are entitled to immediate commencement of their benefit, reduced actuarially for commencement prior to age 65. Participants eligible for early retirement with 20 or more years of vesting service receive a benefit reduced four percent for each year that benefit payments start prior to age 65.

Under the supplemental pension plan, the benefits vested prior to December 31, 2004 are payable in a lump sum or installment payments pursuant to a participant’s election. Benefits vested thereafter are payable as a lump sum.

The figures shown in the table above represent the present value as of December 31, 2009, of the benefit earned under each plan as of that date. We determined present values based on the following assumptions: an interest rate of 6.47 percent, an assumed retirement age of 65, the PPA 2010 Optional Combined Healthy Mortality Table and no pre-retirement decrements.

Nonqualified Deferred Compensation

The following table sets forth nonqualified deferred compensation of our named executive officers at fiscal year end 2009:

			Aggregate
	Executive	Registrant	Earnings in	Aggregate	Aggregate
	Contributions	Contributions	Last	Withdrawals/	Balance
	in Last FY	in Last FY	FY	Distributions	at Last FYE
Name	($)(a)	($)(b)	($)(c)	($)	($)(d)

Robert C. Pohlad	0	39,692	10,018	0	260,844
Alexander H. Ware	159,521	65,478	124,674	0	1,115,237
Kenneth E. Keiser	161,575	109,660	117,300	0	1,759,385
G. Michael Durkin, Jr.	75,000	45,797	261,346	0	1,584,223
James R. Rogers	43,437	38,317	314,421	0	1,404,332

(a)	Contributions are made through a compensation deferral election. All amounts reflected in this column are also reported in the column captioned “Salary” of the Summary Compensation Table.

(b)	The contributions set forth in this column represent the company’s contributions to the Executive Deferred Compensation Plan. All amounts reflected in this column are also reported in the column captioned “All Other Compensation” of the Summary Compensation Table.

(c)	Nonqualified deferred compensation is credited with investment gain or loss based on the investment options deemed to have been selected by the executive. As a result, such earnings are not deemed to be above-market or preferential.

(d)	Of the amounts reported in this column, executive contributions and employer contributions are either reported in the Summary Compensation Table or have been reported in the Summary Compensation Tables for previous years.

An executive can defer up to 75 percent of salary and up to 100 percent of non-equity incentive plan compensation under the AIP. Nonqualified deferred compensation is credited with investment gain or loss based on the investment options deemed to have been selected by the executive. Generally, executives may elect the form and timing of their distributions.

Potential Payments upon Termination or Change in Control

Upon the termination of a named executive officer, such person may be entitled to payments or the provision of other benefits from our company, depending on the event triggering the termination. The events that would trigger a named executive officer’s entitlement to payments or other benefits upon termination and the value of the estimated payments and benefits are described in the following table, assuming a termination date and, where applicable, a change in control date of January 2, 2010, and a stock price of $29.26 per share, which was the closing price of one share of our common stock on December 31, 2009 (the last trading day of fiscal year 2009). Pension benefits under the qualified, defined benefit pension plan and the non-qualified supplemental pension plan that are available upon termination of employment have been previously set forth and do not appear in the following table. Lump sum EDCP payments and enhanced supplemental pension plan payments that are available upon closing of the pending merger with PepsiCo are described in the narrative below but do not appear in the following table.

		Robert C.	Alexander H.	Kenneth E.	G. Michael	James R.
Scenario	Benefits	Pohlad	Ware	Keiser	Durkin, Jr.	Rogers

Involuntary Termination Without Cause	Salary Continuation	$575,358	$302,400	$430,211	$336,538	$242,742
	Incremental Tenure Payment	$509,602	$60,480	$233,543	$269,231	$235,806
	Additional Payment to Reach Full Severance Benefit	$0	$86,400	$0	$0	$0
	Pro-Rata Non-Equity Incentive Plan Award	$1,218,969	$544,572	$865,884	$677,350	$385,710
	Outplacement	$11,250	$9,780	$11,250	$11,250	$11,250

	Total:	$2,315,179	$1,003,632	$1,540,888	$1,294,369	$875,508

Special Circumstances — Performance	Salary Continuation	$295,898	$155,520	$221,251	$173,077	$124,839
	Incremental Tenure Payment	$509,602	$25,920	$110,626	$269,231	$235,806
	Additional Payment to Reach Full Severance
	Benefit	$49,316	$267,840	$307,293	$57,692	$0
	Pro-Rata Non-Equity Incentive Plan Award	$1,218,969	$544,572	$865,884	$677,350	$385,710
	Outplacement	$7,107	$5,562	$7,107	$7,107	$7,107

	Total:	$2,080,892	$999,414	$1,512,161	$1,184,457	$753,462

Special Circumstances — Other	Salary Continuation	$295,898	$155,520	$221,251	$173,077	$124,839
	Incremental Tenure Payment	$509,602	$0	$0	$269,231	$235,806
	Outplacement	$7,107	$5,562	$7,107	$7,107	$7,107

	Total:	$812,607	$161,082	$228,358	$449,415	$367,752

Involuntary Termination Without Cause or for Good Reason Following Change in Control	Severance Payment	$3,419,268	$1,662,336	$2,492,763	$1,950,000	$1,262,258
	Pro-Rata Non-Equity Incentive Plan Award	$1,218,969	$544,572	$865,884	$677,350	$385,710
	Lump Sum Non-Qualified Pension	$0	$12,913	$0	$220,511	$28,405
	Outplacement	$50,000	$50,000	$50,000	$50,000	$50,000
	Financial and Tax Planning	$0	$19,750	$19,750	$19,750	$19,750
	Accelerated Restricted Stock Awards	$9,070,746	$5,009,166	$6,229,922	$5,046,882	$2,443,269

	Total:	$13,758,983	$7,298,737	$9,658,319	$7,964,493	$4,189,392

		Robert C.	Alexander H.	Kenneth E.	G. Michael	James R.
Scenario	Benefits	Pohlad	Ware	Keiser	Durkin, Jr.	Rogers

Voluntary Resignation Following Change in Control	Lump Sum Non-Qualified Pension	$0	$12,913	$0	$220,511	$28,405
	Accelerated Restricted Stock Awards	$9,070,746	$5,009,166	$6,229,922	$5,046,882	$2,443,269

	Total:	$9,070,746	$5,022,079	$6,229,922	$5,267,393	$2,471,674

Death	Accelerated Restricted Stock Awards	$9,070,746	$5,009,166	$6,229,922	$5,046,882	$2,443,269

	Total:	$9,070,746	$5,009,166	$6,229,922	$5,046,882	$2,443,269

Retirement(a)	Accelerated Restricted Stock Awards	$0	$0	$6,229,922	$0	$0

	Total:	$0	$0	$6,229,922	$0	$0

Disability	Total:	$0	$0	$0	$0	$0

Voluntary Resignation	Total:	$0	$0	$0	$0	$0

Involuntary Termination for Egregious Cause	Total:	$0	$0	$0	$0	$0

(a)	If an executive retires after age 55, we may, at our discretion and upon approval of the Management Resources and Compensation Committee, cause unvested restricted stock awards to become immediately vested.

Involuntary Termination without Cause.  In the event of an involuntary termination without cause, the named executive officer is entitled to a payment of severance benefits under our basic severance policy. The cash severance benefits in this situation consist of salary continuation benefits for 35 weeks and a lump sum tenure payment in the amount of one week’s base salary for each year of service; provided, however, that the minimum total cash severance payment for an executive at or above a certain level is 52 weeks of severance pay (consisting of salary continuation, incremental tenure payment and any additional payment required to reach 52 weeks of severance pay). An executive who is involuntarily terminated without cause is also entitled to a prorated AIP payout. The non-cash severance benefits in this situation consist of medical and dental continuation at active employee rates, and the provision of outplacement services, during the salary continuation period. The basic severance policy provides other benefits to the executive, but all other benefits under the basic severance policy are available generally to all salaried employees.

Involuntary Termination with Special Circumstances.  In the event of an involuntary termination with special circumstances, the named executive officer is entitled to a payment of severance benefits under our basic severance policy, but in a lesser amount. Special circumstances applies to any employee whose conduct casts discredit upon our company and/or makes it impractical for the employee to continue to perform in his or her role with our company but does not rise to the level of severity of egregious cause. Involuntary terminations with special circumstances are divided into two subcategories: special circumstances (performance) and special circumstances (other).

In the event of an involuntary termination with special circumstances (performance), the named executive officer will be entitled to a payment of severance benefits under our basic severance policy. Special circumstances (performance) may be involuntary termination due to unsatisfactory performance, the employee’s refusal to accept a comparable position at a different location, or other circumstances, as defined in the basic severance policy. In the event of an executive’s involuntary termination with special circumstances (performance), the cash severance benefits to a named executive officer will consist of salary continuation benefits for 18 weeks. An executive will be entitled to a lump sum tenure payment of one week’s base salary for every two years of service. The minimum total cash severance payment for an executive at or above a certain level, including our named executive officers, will be 52 weeks of severance pay (consisting of salary continuation, incremental tenure payment and any additional payment required to reach 52 weeks of severance pay). An executive who is involuntarily terminated with special circumstances (performance) will also be entitled to a prorated AIP payout and the non-cash severance benefits available to all other employees.

In the event of an executive’s involuntary termination with special circumstances (other), the named executive officer would receive severance consisting of salary continuation benefits for 18 weeks. A lump sum tenure payment equal to one week of pay for every year of service would only be made if the terminated executive completed more than 20 years of service. There is no minimum severance amount. An executive who is involuntarily terminated for special circumstances (other) is eligible for the non-cash benefits generally available to all employees, but would be ineligible to receive a prorated AIP payout.

Termination following a Change in Control.  We do not enter into change-in-control agreements with our employees. However, if a change in control results in the involuntary termination of a named executive officer, the executive is entitled to severance benefits under one of our two change-in-control severance plans. In June 2009, we adopted the Senior Executive CIC Severance Plan which provides payments and benefits for the seven most senior executive officers, including each of our named executive officers, in the context of a change in control.

An executive who is a participant in the Senior Executive CIC Severance Plan will be entitled to certain severance payments and benefits if the executive’s employment is terminated under certain circumstances. The executive is entitled to those severance payments and benefits if, during the two-year period after a change in control, the executive is terminated without cause or resigns for good reason. “Good reason” under the Senior Executive CIC Severance Plan is defined to mean:

•	a material diminution in the participant’s target total compensation (meaning base salary, annual bonus opportunity, and target long-term incentive compensation opportunity) other than pursuant to a reduction of total compensation for all salaried employees of the company and its affiliates;

•	a material diminution in the participant’s base salary, other than pursuant to a reduction in the base salary for all salaried employees of the company and its affiliates;

•	a material diminution in the participant’s authority, duties, titles, or responsibilities (including budget responsibilities), held by the participant immediately prior to the change in control or any assignment to the participant of duties or responsibilities that are materially inconsistent with the participant’s status, offices, titles, and reporting relationships as in effect immediately prior to the change in control; or

•	any change of the participant’s principal place of employment to a location more than 30 miles from the participant’s place of employment immediately prior to the change in control, or that increases the participant’s commuting time by 45 minutes or more in either direction or a material increase in the participant’s travel obligations.

If terminated or separated from our company under the circumstances set forth above, an executive who executes an irrevocable separation agreement would be entitled to the following severance payments and benefits under the Senior Executive CIC Severance Plan:

•	for two years following the qualifying termination, a monthly amount equal to the participant’s base salary plus the participant’s monthly target AIP payout;

•	a pro-rated lump sum amount equal to the target AIP payout in the year of the qualifying termination multiplied by the payout percentage attributed to our forecasted (as determined by our company from time to time) or actual, as applicable, full-year performance under the AIP (or equivalent) for the year in which the qualifying termination occurs;

•	for two years following the qualifying termination, medical, dental, life and long-term disability insurance coverage at the level provided to the participant immediately prior to the qualifying termination date;

•	outplacement services for up to one year with a maximum cost of $50,000 per participant; and

•	financial and tax planning services for the participant for the calendar year of the qualifying termination and for the next calendar year, including necessary tax return preparation.

For purposes of Section 280G, payments under the Senior Executive CIC Severance Plan will be reduced if the executive would receive a greater after tax benefit than would be payable if no reduction were to be made. The separation agreement also provides that the executive will not solicit any employee to leave our company and for two years following termination, will not accept a position with The Coca-Cola Company or a bottling entity that sells Coca-Cola or Dr. Pepper Snapple Group licensed products that would cause him to have responsibilities related to operations where we operate.

Upon closing of the pending merger with PepsiCo, any profit sharing and matching contributions that are unvested under the Salaried 401(k) Plan and the EDCP immediately prior to the effective time of the PepsiCo merger will fully vest. If an executive officer is involuntarily terminated or resigns for good reason within two years following the PepsiCo merger, the executive will receive six months after termination a lump sum distribution of the portion of his EDCP account balance vested after December 31, 2004. In addition, if an executive officer is terminated for any reason within three years of the PepsiCo merger, the executive will receive six months after termination a lump sum distribution of the portion of his EDCP account balance vested as of December 31, 2004 and will also receive immediately an enhanced lump sum payment from the Supplemental Pension Plan. The enhanced lump sum payment from the Supplemental Pension Plan is calculated by adding three years to the executive’s age at termination of employment. Lump sum payments under the EDCP and lump sum payments under the Supplemental Pension Plan for each of our named executive officers are set forth in the table below.

		Enhanced
		Supplemental
	Lump Sum EDCP	Pension Plan
Name	Payment(1)	Payment(2)

Robert C. Pohlad	$260,844	$0
Alexander H. Ware	$1,075,700	$12,913
Kenneth E. Keiser	$1,686,835	$0
G. Michael Durkin, Jr.	$1,554,376	$220,511
James R. Rogers	$1,378,201	$28,405

(l)	Values are as of January 2, 2010.

(2)	Values assume a termination date of January 2, 2010.

In addition, upon a change in control of our company as defined under the 2000 Stock Incentive Plan or the 2009 Long-Term Incentive Plan, including the closing of our pending merger with PepsiCo, such plans provide that any unvested restricted stock awards or stock options would vest in their entirety. Additional detail regarding these securities appears in the Outstanding Equity Awards at Fiscal Year-End table.

Death, Disability and Retirement.  In the event of an executive’s death, we would distribute the executive’s account under the EDCP in the form of a lump sum payment without regard to the executive’s previous payment elections. The executive would be entitled to the benefit under the supplemental pension plan in accordance with his previous payment election. Further, upon an executive’s death, the 2000 Stock Incentive Plan and the 2009 Long-Term Incentive Plan provide that any unvested restricted stock awards or stock options would vest in their entirety. Disability does not result in the acceleration of benefits to our executives. If an executive retires after age 55, we may, upon Management Resources and Compensation Committee approval, cause unvested restricted stock awards and stock options to become immediately vested.

Voluntary Resignation.  In the event of a voluntary resignation, a named executive officer will forfeit any annual incentive compensation for that fiscal year and any unvested restricted stock awards. The named executive officer will be entitled to any vested pension benefits and the vested balance in his or her EDCP account, and can exercise any outstanding vested stock options within three months of the officer’s last day of employment.

Involuntary Termination for Egregious Cause.  Our basic severance policy does not award any benefits to a named executive officer who is involuntarily terminated for egregious cause. In the event of termination for egregious cause, a named executive officer will forfeit any unpaid annual incentive compensation, any unvested restricted stock awards, and all unexercised stock options, whether or not vested. The named executive officer will be entitled to any vested pension benefits and the vested balance in his or her EDCP account.

Non-Employee Director Compensation

Our Management Resources and Compensation Committee periodically reviews and makes recommendations to our Board of Directors regarding the components and amount of non-employee director compensation. Directors who are employees of our company receive no fees for their services as director.

Our non-employee directors each receive annual compensation as follows:

•	a $70,000 annual retainer, paid in equal quarterly installments;

•	a restricted stock award for a number of shares equal to approximately $75,000;

•	a meeting fee of $1,000 for each meeting of a committee on which the director serves; and

•	an additional $5,000 annual retainer for each committee on which the director serves.

Although our Management Resources and Compensation Committee does not plan to award restricted stock to non-employee directors in February 2010 given our pending merger with PepsiCo, restricted stock awards are generally granted to our non-employee directors each year in February. Pursuant to the terms of such awards, directors may not sell such stock while they serve on the Board.

In addition to the compensation described above, certain additional annual retainers (also paid in quarterly installments) are paid in cash as follows:

Additional
Position	Annual Retainer

Lead Director	$20,000
Audit Committee Chairperson	$15,000
Management Resources and Compensation Committee Chairperson	$15,000
Governance, Finance and Nominating Committee Chairperson	$15,000
Transactions Committee Chairperson	$15,000
Affiliated Transaction Committee Chairperson	$5,000

Our Board, following the recommendation of the Management Resources and Compensation Committee, approved fee arrangements to compensate our non-employee directors for their services in connection with consideration and negotiation of the PepsiCo merger and the PepsiCo merger agreement. In particular, our Board, following the recommendation of the Management Resources and Compensation Committee, approved the members of the Transactions Committee receiving compensation consistent with service on the other committees of the Board; namely, the chairperson receives a $15,000 annual retainer, the other committee members receive a $5,000 annual retainer, and all committee members receive a fee of $1,000 per meeting attended. The foregoing amounts are reflected in the bullet points and the table set forth above. In addition, the Board, following the recommendation of the Management Resources and Compensation Committee, approved a one-time payment of $20,000 to each non-employee director in recognition of the substantial time and attention expended to deliberate and consider the PepsiCo merger and the PepsiCo merger agreement. Finally, the Board, following the recommendation of the Management Resources and Compensation Committee, approved a fee of $1,000 per meeting of the Transactions Committee that is attended by Mr. McKenna at the Transactions Committee’s invitation to compensate him for his time in consulting and advising the Transactions Committee in connection with the consideration and negotiation of the PepsiCo merger and the PepsiCo merger agreement.

We pay for or provide (or reimburse directors for out-of-pocket costs incurred for) transportation, hotel, food and other incidental expenses related to attending Board and committee meetings or participating in director education programs and other director orientation or education meetings. These amounts are not reflected in the Director Compensation Table because we do not consider them to be compensation as they are directly and integrally related to the performance of our directors’ duties.

Director Compensation Table

The following table sets forth the compensation of our non-employee directors for fiscal year 2009:

					Change in
	Fees				Pension
	Earned				Value and
	or				Nonqualified
	Paid in		Option	Non-Equity	Deferred	All Other
	Cash	Stock Awards	Awards	Incentive Plan	Compensation	Compensation	Total
Name	($)(a)	($)(b)	($)(c)	Compensation ($)	Earnings ($)	($)(d)	($)

Herbert M. Baum	144,000	74,988	0	0	0	0	218,988
Richard G. Cline	155,000	74,988	0	0	0	12,500	242,488
Michael J. Corliss	144,000	74,988	0	0	0	10,000	228,988
Pierre S. du Pont	158,000	74,988	0	0	0	0	232,988
Archie R. Dykes	181,000	74,988	0	0	0	10,000	265,988
Jarobin Gilbert, Jr.	157,000	74,988	0	0	0	0	231,988
Wahid Hamid(e)	17,500	0	0	0	0	0	17,500
James R. Kackley	145,000	74,988	0	0	0	12,500	232,488
Matthew M. McKenna	124,500	74,988	0	0	0	10,000	209,488
Deborah E. Powell	139,000	74,988	0	0	0	0	213,988

(a)	Includes cash compensation deferred under our Directors’ Deferred Compensation Plan (“DDCP”). Further details regarding cash deferrals appear below under the caption Directors’ Deferred Compensation Plan.

(b)	Represents the value of 4,493 shares of restricted stock granted on February 26, 2009, based on the dollar amount recognized for financial statement reporting purposes with respect to fiscal year 2009 in accordance with FAS 123R. The grant date fair value of each such equity award computed in accordance with FAS 123R was $16.69.

At fiscal year end 2009, our non-employee directors did not hold any restricted stock awards in that the restricted stock awards granted to such persons vest upon issuance. Pursuant to the terms of such awards, directors may not, however, sell such stock while they serve on our Board. As of fiscal year end 2009, the following shares of common stock had originally been granted as restricted stock awards to our non-employee directors:

Shares

Herbert M. Baum	18,360
Richard G. Cline	18,360
Michael J. Corliss	10,057
Pierre S. du Pont	18,360
Archie R. Dykes	18,360
Jarobin Gilbert, Jr.	18,360
James R. Kackley	15,189
Matthew M. McKenna	18,360
Deborah E. Powell	10,057

(c)	We have not granted stock options to our directors since February 2003. Our non-employee directors held the following unexercised options at fiscal year end 2009:

	Option Awards
	Number of Securities	Number of Securities
	Underlying	Underlying
	Unexercised Options	Unexercised Options	Option Exercise	Option Expiration
Name	(#) Exercisable	(#) Unexercisable	Price ($)	Date

Herbert M. Baum	7,570	0	12.01	2/26/2010
Richard G. Cline	0	0	N/A	N/A
Michael J. Corliss	0	0	N/A	N/A
Pierre S. du Pont	0	0	N/A	N/A
Archie R. Dykes	0	0	N/A	N/A
Jarobin Gilbert, Jr.	0	0	N/A	N/A
Wahid Hamid	0	0	N/A	N/A
James R. Kackley	0	0	N/A	N/A
Matthew M. McKenna	7,570	0	12.01	2/26/2010
Deborah E. Powell	0	0	N/A	N/A

Each of the options set forth above has a seven-year term and became exercisable in full at the date of grant.

(d)	Represents matching gifts made by the PepsiAmericas Foundation on behalf of directors during fiscal year 2009. The foundation matches gifts made by directors and former directors (as well as full-time employees) to accredited, non-profit educational institutions as well as gifts made by such persons to civic, cultural and charitable organizations (excluding purely religious institutions) in the United States. The foundation matches the first $1,000 of a participant’s gifts to education two-for-one and additional gifts one-for-one, up to a maximum of $10,000 from the foundation in any one year. For gifts to civic, cultural and charitable organizations, the foundation matches up to $2,500 per year on a one-for-one basis.

(e)	Mr. Hamid served on our Board from July 2008 until he resigned in January 2009.

Directors’ Deferred Compensation Plan

Under the DDCP, directors may, by written election, defer payment of up to 100 percent of their cash compensation. We maintain a bookkeeping account for each director who has elected to defer cash compensation to which we credit the amount deferred, plus accrued interest thereon, compounded annually, based upon the prime rate, as reported in The Wall Street Journal, on December 31 of each year. Directors may elect to receive payment of deferred cash compensation upon retirement from the Board or on another specified date, and in a lump sum or in monthly installments. Upon a change in control, including the closing of our pending merger with PepsiCo, the director would be entitled to a lump sum distribution of all such deferred cash amounts.

The DDCP also provides that directors may, by written election, defer payment of up to 100 percent of their equity compensation. We maintain an account for each director who has elected to defer equity compensation to which we credit the number of shares deferred plus dividends accrued thereon. Directors may elect to receive payment of deferred equity compensation in a lump sum upon retirement from the Board or on another specified date, provided such date is at least six months later than the date the equity compensation is awarded. Upon a change in control, including the closing of our pending merger with PepsiCo, the director would be entitled to a lump sum distribution of all such deferred equity compensation and dividends.

Upon a change in control, non-employee directors receive lump sum distributions of their entire account balances under the DDCP. The lump sum payments under the DDCP for each non-employee director are set forth in the table below:

Lump Sum DDCP
Name	Payment(1)

Herbert M. Baum	$0
Richard G. Cline	$0
Michael J. Corliss	$0
Pierre S. du Pont	$0
Archie R. Dykes	$0
Jarobin Gilbert, Jr.	$0
James R. Kackley	$213,481
Matthew M. McKenna	$163,856
Deborah E. Powell	$134,508

(1)	Values are as of January 2, 2010.

Management Resources and Compensation Committee Interlocks and Insider Participation

The members of our Management Resources and Compensation Committee are identified below under “Management Resources and Compensation Committee Report.” None of the members was an officer or employee of PepsiAmericas during fiscal year 2009 or in any prior year and none of the members had any relationship requiring disclosure under Item 404 of Regulation S-K. There were no compensation committee interlocks as described in Item 407(e)(4) of Regulation S-K.

Management Resources and Compensation Committee Report

Our Management Resources and Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis that appears in this Annual Report on Form 10-K. Based on such review and discussion, the committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The name of each person who serves as a member of the committee is set forth below.

Richard G. Cline, Chairman
Herbert M. Baum
Michael J. Corliss
Archie R. Dykes
James R. Kackley
Deborah E. Powell

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, as of February 16, 2010, with respect to the beneficial ownership of shares of our common stock by each person who, to our knowledge, beneficially owned more than five percent of our common stock, by each director of our company, by each executive officer named in the Summary Compensation Table that appears in Item 11 of this Annual Report on Form 10-K and by all directors and executive officers as a group. The table lists voting securities, including restricted stock held by our executive officers over which such officers have sole voting power but no investment power. Otherwise, except as identified below, the named individual has sole voting and investment power with respect to the listed shares and none of the listed shares has been pledged as security. Given that our directors are required to hold the shares of common stock they receive as compensation while they continue to serve on our Board of Directors, the following table includes such directors’ qualifying shares. Unless otherwise stated below, the address of each beneficial owner is 60 South Sixth Street, Suite 4000, Minneapolis, MN 55402. Percentage of beneficial ownership is based on 124,866,059 shares outstanding as of February 16, 2010.

	Amount and
	Nature of
Name and Address of	Beneficial	Percent of
Beneficial Owner	Ownership	Class

PepsiCo, Inc.(1)	54,004,000	43.2%
700 Anderson Hill Road
Purchase, NY 10577
Starquest Securities, LLC(2)	12,116,087	9.7%
3900 RBC Plaza
60 South Sixth Street
Minneapolis, MN 55402
Barclays Global Investors, NA(3)	7,819,894	6.3%
400 Howard Street
San Francisco, CA 94105
Herbert M. Baum	29,930	*
Richard G. Cline	25,610	*
Michael J. Corliss(4)	61,657	*
Pierre S. du Pont	18,360	*
G. Michael Durkin, Jr.	266,554	*
Archie R. Dykes	27,030	*
Jarobin Gilbert, Jr.	18,460	*
James R. Kackley(5)	17,524	*
Kenneth E. Keiser	368,588	*
Matthew M. McKenna(6)	26,982	*
Robert C. Pohlad(7)	12,986,919	10.4%
Deborah E. Powell(8)	10,161	*
James R. Rogers	83,502	*
Alexander H. Ware	227,414	*
All Current Directors and Executive Officers as a Group (19 persons)(9)	14,593,275	11.6%

*	Less than one percent.

(1)	PepsiCo may be deemed to beneficially own 54,004,000 shares of common stock through the beneficial ownership of its wholly owned subsidiaries as follows: (1) 33,602,096 shares beneficially owned by Pepsi-Cola Metropolitan Bottling Company, Inc. (“Metro”), (2) 10,578,951 shares beneficially owned by Pepsi-Cola Operating Company of Chesapeake and Indianapolis (“Chesapeake”), (3) 8,752,823 shares beneficially owned by Pepsi-Cola Bottling Company of St. Louis, Inc. (“St. Louis”), (4) 794,115 shares beneficially owned by Midland Bottling Co. (“Midland”), and (5) 276,015 shares beneficially owned by Beverages, Foods & Service Industries, Inc. (“BFSI”). PepsiCo may be deemed to have shared voting and dispositive power with respect to the shares of common stock owned by each of Metro, Chesapeake, St. Louis, Midland and BFSI, and to have the power to direct the receipt of dividends declared on the shares of common stock held by each of Metro, Chesapeake, St. Louis, Midland and BFSI and the proceeds from the sale of such shares of common stock.

The shares reported are subject to a shareholder agreement with PepsiAmericas. See “Shareholder Agreement between PepsiCo and PepsiAmericas” within Item 13 of this Annual Report on Form 10-K.

We have entered into a merger agreement with PepsiCo and Metro, dated August 3, 2009, pursuant to which our company will merge with and into Metro, with Metro continuing as the surviving company and a wholly owned subsidiary of PepsiCo. Closing of the merger is subject to regulatory approval and the satisfaction or waiver of other customary closing conditions.

(2)	The Schedule 13D filed with the SEC by Starquest Securities, LLC (“Starquest”), Dakota Holdings, LLC (“Dakota”), Pohlad Companies and Robert C. Pohlad on February 12, 2010, reports that Starquest is a Minnesota limited liability company whose members are (1) Dakota, (2) the James O. Pohlad Trust Share of the Pohlad Family Wealth Trust Created Under the 2000 Amendment and Restatement of the Revocable Trust of Eloise O. Pohlad dated October 12, 2000, as Amended, (3) the Robert C. Pohlad Trust Share of the Pohlad Family Wealth Trust Created Under the 2000 Amendment and Restatement of the Revocable Trust of Eloise O. Pohlad dated October 12, 2000, as Amended, (4) William M. Pohlad Trust Share of the Pohlad Family Wealth Trust Created Under the 2000 Amendment and Restatement of the Revocable Trust of Eloise O. Pohlad dated October 12, 2000, as Amended, (5) James O. Pohlad, (6) Robert C. Pohlad and (7) William M. Pohlad. The Schedule 13D reports that Dakota is the controlling member of Starquest because it possesses 100% of the voting rights and approximately 51.4% of the equity of Starquest. The Schedule 13D reports that Dakota’s members are (1) Pohlad Companies, (2) Robert C. Pohlad, (3) William M. Pohlad, (4) James O. Pohlad, (5) the Revocable Trust of Robert C. Pohlad Created Under Agreement Dated August 9, 1991, as Amended, (6) the Revocable Trust of William M. Pohlad Created Under Agreement Dated April 15, 2002, as Amended, (7) the children of James O. Pohlad, Robert C. Pohlad and William M. Pohlad, (8) James O. Pohlad Trust Share of the 1999 Irrevocable Security Trust No. 1 of Carl R. Pohlad Created Under Agreement dated December 20, 1999, (9) Robert C. Pohlad Trust Share of the 1999 Irrevocable Security Trust No. 1 of Carl R. Pohlad Created Under Agreement dated December 20, 1999, and (10) William M. Pohlad Trust Share of the 1999 Irrevocable Security Trust No. 1 of Carl R. Pohlad Created Under Agreement dated December 20, 1999. The Schedule 13D reports that Pohlad Companies is the controlling member of Dakota because it possesses approximately 73.3% of the voting rights of Dakota and approximately 73.3% of the equity in Dakota. The Schedule 13D reports that Pohlad Companies’ shareholders are (1) Robert C. Pohlad, (2) William M. Pohlad and (3) James O. Pohlad, each of whom holds a one-third interest. The Schedule 13D reports that Robert C. Pohlad, Chairman and Chief Executive Officer of PepsiAmericas is the President of Pohlad Companies. The Schedule 13D reports that Robert C. Pohlad holds an approximately 33.19% equity interest in Dakota, directly and indirectly. The Schedule 13D reports that Dakota may be deemed to have beneficial ownership of the securities beneficially owned by Starquest. The Schedule 13D reports that Pohlad Companies may be deemed to have beneficial ownership of the securities beneficially owned by Starquest and Dakota. The Schedule 13D reports that Robert C. Pohlad may be deemed to have beneficial ownership of the securities beneficially owned by Starquest, Dakota and Pohlad Companies.

The shares reported are subject to a shareholder agreement with PepsiAmericas. See “Shareholder Agreement among Pohlad Companies, Dakota Holdings, LLC, Mr. Pohlad and PepsiAmericas” within Item 13 of this Annual Report on Form 10-K.

(3)	As set forth in the Schedule 13G filed with the SEC by Barclays Global Investors, NA and other reporting persons on February 5, 2009. The Schedule 13G reports that these shares are held in trust accounts for the economic benefit of the beneficiaries of those accounts. The Schedule 13G reports that these shares represent 6,474,430 shares over which sole voting power is claimed and 7,819,894 shares aver which sole dispositive power is claimed as follows: (1) Barclays Global Investors, NA has sole voting power over 4,853,056 shares and sole dispositive power over 5,776,323 shares, (2) Barclays Global Fund Advisors has sole voting power over 797,495 shares and sole dispositive power over 1,121,055 shares, (3) Barclays Global Investors, Ltd has sole voting power over 340,902 shares and sole dispositive power over 439,539 shares, (4) Barclays Global Investors Japan Limited has sole voting power over 335,902 shares and sole dispositive power over 335,902 shares, (5) Barclays Global Investors Canada Limited has sole voting power over 132,405 shares and sole dispositive power over 132,405 shares, and (6) Barclays Global Investors Australia Limited has sole vote power over 14,670 shares and sole dispositive power over 14,670 shares.

(4)	Includes 51,600 shares held by the Evergreen Capital Trust, of which Mr. Corliss is a trustee and 100% beneficial owner.

(5)	Includes 6,961 shares the receipt of which previously has been deferred pursuant to the DDCP and 335 shares issued upon the reinvestment of cash dividends on such deferred shares.

(6)	Includes 5,181 shares the receipt of which previously has been deferred pursuant to the DDCP and 419 shares issued upon the reinvestment of cash dividends on such deferred shares.

(7)	Includes 12,116,087 shares held by Starquest, 102 shares held by Pohlad Companies, and 414,300 shares purchasable upon the exercise of stock options. Excludes 192,592 shares held by the Grantor Retained Annuity Trust created by Mr. Pohlad as shares over which he has neither voting nor dispositive power.

(8)	Includes 4,493 shares the receipt of which previously has been deferred pursuant to the DDCP and 104 shares issued upon the reinvestment of cash dividends on such deferred shares.

(9)	Includes 12,116,087 shares held by Starquest, 51,600 shares held by the Evergreen Capital Trust, 102 shares held by Pohlad Companies, 466,341 shares which directors and executive officers have the right to acquire through exercise of stock options, and 1,219,483 shares over which there is sole voting power but no investment power.

Equity Compensation Plan Information

The following table summarizes information regarding common stock that may be issued under our existing equity compensation plans as of the end of fiscal year 2009:

	Number of				Number of
	Securities to be				Securities
	Issued upon		Weighted-average		Remaining
	Exercise of		Exercise Price		Available for
	Outstanding		of Outstanding		Future Issuance
	Options,		Options,		Under Equity
	Warrants and		Warrants and		Compensation
	Rights		Rights		Plans

Equity compensation plans approved by security holders	4,121,022	(1)	$14.89	(2)	2,063,100
Equity compensation plans not approved by security holders	—				—

Total	4,121,022				2,063,100

(1)	This number includes stock options, as well as 3,224,197 shares underlying unvested restricted stock awards, granted or issued under stock incentive plans approved by our shareholders.

(2)	The weighted average exercise price of outstanding options and rights excludes unvested restricted stock awards.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Board of Directors and Committees

Board of Directors.  Our Board of Directors is comprised of a majority of independent directors as defined in Section 303A.02 of the New York Stock Exchange listing standards. In this regard, the Board has affirmatively determined that a majority of its members has no material relationship with our company either directly or as a partner, shareholder or officer of an organization that has a relationship with our company. In making this determination, the Board has considered all relevant facts and circumstances, including material relationships such as commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships. Our non-independent director and our nine independent directors are identified by name in the chart that appears under “Committee Overview” within Item 10 of this Annual Report on Form 10-K. Further information about our committees also appears under such caption within Item 10 of this Annual Report on Form 10-K.

The non-management members of the Board meet in executive session at each regular meeting of the Board, with no members of management present. In addition, the independent directors meet separately in executive session at least once a year. The non-management members of the Board have designated a non-management director, Archie R. Dykes, as Lead Director to preside at each executive session.

The Board has adopted Corporate Governance Guidelines that establish a common set of expectations to assist the Board and its committees in performing their duties in compliance with legal and regulatory requirements. The Board has also adopted a Code of Conduct and a Code of Ethics. The Corporate Governance Guidelines, the Code of Conduct, and the Code of Ethics, as well as current copies of the Audit Committee charter, the Management Resources and Compensation Committee charter, and the Governance, Finance and Nominating Committee charter, are all available on our website at www.pepsiamericas.com or in print upon written request to PepsiAmericas, Inc., 60 South Sixth Street, Suite 4000, Minneapolis, Minnesota 55402, Attention: Investor Relations.

Review and Approval of Transactions with Related Persons

In February 2007, our Board of Directors adopted a written policy for the review and approval of related person transactions requiring disclosure under Rule 404(a) of Regulation S-K. This policy states that the Affiliated Transaction Committee is responsible for reviewing and approving or disapproving all interested transactions, which are defined as any transaction, arrangement or relationship in which (a) the amount involved may be expected to exceed $120,000 in any fiscal year, (b) our company will be a participant, and (c) a related person has a direct or indirect material interest. A related person is defined as an executive officer, director or nominee for director, or a greater than five percent beneficial owner of our company’s common stock, or an immediate family member of the foregoing. The policy deems certain interested transactions to be pre-approved, including the employment and compensation of executive officers, the compensation paid to directors, and transactions in the ordinary course of business involving PepsiCo.

Background of PepsiCo and its Subsidiaries’ Beneficial Ownership of PepsiAmericas Shares

In May 1999, PepsiCo combined certain of its bottling operations with Whitman Corporation, retaining a non-controlling ownership interest of approximately 38.7 percent. In October 1999, PepsiCo formed a business venture with Pohlad Companies, through which PepsiCo retained a non-controlling ownership interest of approximately 24 percent in the former PepsiAmericas. In November 2000, Whitman Corporation merged with the former PepsiAmericas, and in January 2001, the combined bottler changed its name to PepsiAmericas. After that merger, PepsiCo owned approximately 36.8 percent of the outstanding shares of our common stock. As of February 16, 2010, PepsiCo or its subsidiaries collectively owned approximately 43.2 percent of our outstanding common stock.

Shareholder Agreement between PepsiCo and PepsiAmericas

In September 2005, we entered into a second amended and restated shareholder agreement with PepsiCo, which provides that PepsiCo and its affiliates may not own more than 49 percent of our outstanding common stock. Any acquisitions by PepsiCo that would cause the maximum ownership percentage to be exceeded require the consent of either a majority of the directors of our company not affiliated with PepsiCo or the shareholders of our company not affiliated with PepsiCo, or must be made pursuant to an offer for all outstanding shares of our common stock at a price meeting specific minimum-price criteria. The second amended and restated shareholder agreement specifies that, during its term, none of PepsiCo or its affiliates may enter into any agreement or commitment with Robert C. Pohlad, his affiliates or his family with respect to the holding, voting, acquisition or disposition of our common stock. The second amended and restated shareholder agreement also restricts transfers by PepsiCo and its affiliates that would result in a third party unaffiliated with PepsiCo owning greater than 20 percent of the outstanding shares of our common stock. Notwithstanding the above, the second amended and restated shareholder agreement permits the occurrence of certain “Permitted Acquisitions.” The PepsiCo merger agreement and the transactions contemplated by it represent such a “Permitted Acquisition.”

Commercial Relationships

We conduct our business primarily under franchise agreements with PepsiCo for a variety of PepsiCo brands. These franchise agreements give us the exclusive right to manufacture, sell and distribute PepsiCo beverages, and to use the related PepsiCo tradenames and trademarks in specified territories. We accounted for approximately 19 percent of all PepsiCo beverage products sold by bottlers in the United States during 2009.

While we manage all phases of our operations, including pricing of our products, our company and PepsiCo exchange production, marketing and distribution information, which benefits both companies’ respective efforts to lower costs, improve quality and productivity and increase product sales. We have a significant ongoing relationship with PepsiCo and have entered into a number of significant transactions and agreements with PepsiCo. We purchase concentrate from PepsiCo, pay royalties related to Aquafina products, and manufacture, sell and distribute cola and non-cola beverages under various bottling and fountain syrup agreements with PepsiCo. These agreements give us the right to manufacture, sell and distribute beverage products of PepsiCo in both bottles and cans, as well as fountain syrup in specified territories. PepsiCo has the right under these agreements to set prices of beverage concentrate, as well as the terms of payment and other terms and conditions under which we purchase such concentrate. Further, pursuant to the Master Bottling Agreement under which we manufacture, package, sell and distribute cola and non-cola beverages bearing the Pepsi-Cola and Pepsi trademarks, we are required to present certain business and financial plans to PepsiCo on an annual basis. PepsiCo is entitled to terminate the Master Bottling Agreement upon the occurrence of certain events including, among others, if any person or group of persons, without PepsiCo’s consent, acquires the right of beneficial ownership of more than 15 percent of any class of our voting securities and that person or group of persons does not terminate that ownership within 30 days. In addition, we obtain various services from PepsiCo, including procurement of raw materials and certain administrative services.

We also purchase finished beverage and snack food products from PepsiCo, as well as products from certain affiliates of PepsiCo. Other significant transactions and agreements with PepsiCo include arrangements for marketing, promotional and advertising support, manufacturing services related to PepsiCo’s national account customers and the Sandora joint venture in which we hold a 60 percent interest and PepsiCo holds the remaining 40 percent interest.

Other Transactions

We have also entered into various transactions with joint ventures in which PepsiCo holds an equity interest. In particular, we purchase tea concentrate and finished beverage products from the Pepsi/Lipton Tea Partnership, a joint venture between PepsiCo and Unilever, in which PepsiCo holds a 50 percent interest, and finished beverage products from the North American Coffee Partnership, a joint venture between PepsiCo and Starbucks in which PepsiCo holds a 50 percent interest. Total amounts paid or payable to the Pepsi/Lipton Tea Partnership by us were approximately $89.8 million and $94.7 million during 2009 and 2008, respectively. Total amounts paid or payable to the North American Coffee Partnership by us were approximately $56.5 million and $60.2 million during 2009 and 2008, respectively. These amounts are included in our purchases of finished beverage products.

Our consolidated statement of income includes the following income and (expense) transactions with PepsiCo, which includes transactions with the Pepsi/Lipton Tea Partnership and the North American Coffee Partnership(1) (in millions):

	2009	2008

Net sales:
Bottler incentives	$29.2	$34.7
National account sales and services	228.0	230.9

	$257.2	$265.6

Cost of goods sold:
Bottler incentives	$182.3	$190.3
Purchases of concentrate	(926.4)	(935.1)
Purchases of finished beverage products	(216.1)	(232.8)
Purchases of finished snack food products	(23.7)	(26.7)
Aquafina royalty fees	(39.3)	(46.6)
Procurement services	(4.1)	(4.1)

	$(1,027.3)	$(1,055.0)

Selling, delivery and administrative expenses:
Bottler incentives	$19.0	$23.7
Purchases of advertising materials	(1.5)	(2.5)

	$17.5	$21.2

(1)	Data in table shown for our fiscal years ended January 2, 2010 and January 3, 2009.

Transactions with Bottlers in Which PepsiCo Holds an Equity Interest

We sell finished beverage products to other bottlers in which PepsiCo owns an equity interest, including The Pepsi Bottling Group, Inc. These sales occur in instances where the proximity of our production facilities to the other bottlers’ markets or lack of manufacturing capability, as well as other economic considerations, make it more efficient or desirable for the other bottlers to buy finished product from us. Our sales to such other bottlers, not included in the table above, were approximately $214 million and $211 million in fiscal years 2009 and 2008, respectively. Our purchases from such other bottlers, not included in the table above, were $0.4 million and $0.5 million in fiscal years 2009 and 2008, respectively.

Shareholder Agreement among Pohlad Companies, Dakota Holdings, LLC, Mr. Pohlad and PepsiAmericas

In September 2005, we entered into an amended and restated shareholder agreement with Pohlad Companies, Dakota Holdings, LLC (“Dakota”) and Robert C. Pohlad. Dakota is the beneficial owner of approximately 9.7 percent of our common stock as of February 16, 2010, and is under common control with Pohlad Companies. Mr. Pohlad, our Chairman and Chief Executive Officer, is the President and owner of one-third of the capital stock of Pohlad Companies. Under the agreement, the amount of our outstanding common stock that may be owned by Pohlad Companies, Dakota and Mr. Pohlad is not limited. However, any additional acquisition of our common stock by Mr. Pohlad, his affiliates or his family (excluding compensatory awards to Mr. Pohlad) requires approval of our Affiliated Transaction Committee. The agreement specifies that, during its term, none of Robert C. Pohlad, his affiliates or his family may enter into any agreement or commitment with PepsiCo or its affiliates with respect to the holding, voting, acquisition or disposition of our common stock. Dakota, Pohlad Companies and Mr. Pohlad are considered by us to be related parties due to the nature of our relationships and Dakota’s ownership interest in our company. See

Item 12 of this Annual Report on Form 10-K for further information of the relationships between these parties and their relationships to Starquest Securities, LLC (“Starquest”).

Agreements and Relationships with Dakota Holdings, LLC, Starquest Securities, LLC and Mr. Pohlad

Under the terms of the merger agreement between the former PepsiAmericas and Whitman Corporation, Dakota, a Delaware limited liability company whose members at the time of such merger included PepsiCo and Pohlad Companies, became the owner of 14,562,970 shares of our common stock, including 377,128 shares purchasable pursuant to the exercise of a warrant. In November 2002, the members of Dakota entered into a redemption agreement pursuant to which the PepsiCo membership interests were redeemed in exchange for certain assets of Dakota. As a result, Dakota became the owner of 12,027,557 shares of our common stock, including 311,470 shares purchasable pursuant to the exercise of a warrant. In June 2003, Dakota converted from a Delaware limited liability company to a Minnesota limited liability company pursuant to an agreement and plan of merger. In January 2006, Starquest, a Minnesota limited liability company, obtained the shares of our common stock previously owned by Dakota, including the shares of common stock purchasable upon exercise of the above-referenced warrant, pursuant to a contribution agreement. Such warrant expired unexercised in January 2006, resulting in Starquest holding 11,716,087 shares of our common stock. In February 2008, Starquest acquired an additional 400,000 shares of our common stock pursuant to open market purchases, bringing its holdings to 12,116,087 shares of common stock, or approximately 9.7 percent, as of February 16, 2010. The shares held by Starquest are subject to the above-described shareholder agreement among Pohlad Companies, Dakota, Mr. Pohlad and our company.

Mr. Pohlad, our Chairman and Chief Executive Officer, is the President and the owner of one-third of the capital stock of Pohlad Companies. Pohlad Companies is the controlling member of Dakota. Dakota is the controlling member of Starquest. Pohlad Companies may be deemed to have beneficial ownership of the securities beneficially owned by Starquest and Dakota and Mr. Pohlad may be deemed to have beneficial ownership of the securities beneficially owned by Starquest, Dakota and Pohlad Companies.

Transaction with Pohlad Companies

As of the end of fiscal year 2009, we owned a one-eighth interest in a Challenger aircraft which we owned with Pohlad Companies. In January 2010, we sold this one-eighth interest to Pohlad Companies for $1.7 million, representing fair market value as determined by an unrelated third party. This transaction was approved in advance by our Affiliated Transaction Committee. During fiscal year 2009, we paid $0.1 million to International Jet, a subsidiary of Pohlad Companies, for office and hangar rent, management fees and maintenance in connection with the storage and operation of this corporate jet.

PepsiCo Merger

We have entered into an Agreement and Plan of Merger dated as of August 3, 2009 (the “Merger Agreement”) with PepsiCo, and Pepsi-Cola Metropolitan Bottling Company, Inc., a New Jersey corporation and wholly owned subsidiary of PepsiCo (“Merger Sub”). The Merger Agreement provides for the merger of PepsiAmericas with and into Merger Sub, with Merger Sub surviving as a wholly owned subsidiary of PepsiCo.

Pursuant to the Merger Agreement, our shareholders have the option to elect either $28.50 in cash or 0.5022 shares of PepsiCo common stock for each share of PepsiAmericas (which had a value of $28.50 based on PepsiCo’s closing share price of $56.75 on July 31, 2009), subject to proration such that the aggregate consideration to be paid to our shareholders shall be 50 percent cash and 50 percent PepsiCo common stock. We hope to close the merger by the end of February 2010, subject to regulatory approval and the satisfaction or waiver of other customary closing conditions.

Prior to its execution, the Merger Agreement was approved by our Board of Directors, which based its determination to approve the Merger Agreement on the recommendation of its Transactions Committee. Based on the approval of the merger by a majority of our independent directors as defined under the second amended and restated shareholder agreement between our company and PepsiCo, the merger will constitute a permitted acquisition as defined under such shareholder agreement and, therefore, will not trigger the Rights Agreement, dated as of May 20, 1999, as amended, by and between our company and Wells Fargo Bank N.A, as successor rights agent.

Item 14.	Principal Accountant Fees and Services.

Principal Accountant Fees and Services

KPMG was our independent registered public accounting firm for the two most recently completed fiscal years. Aggregate fees for professional services rendered for our company by KPMG for the fiscal years ended January 2, 2010 and January 3, 2009 were as follows:

	Fiscal Year Ended	Fiscal Year Ended
	January 2, 2010	January 3, 2009

Audit Fees	$2,520,000	$2,718,900
Audit-Related Fees	—	—
Tax Fees	34,707	—
All Other Fees	—	—

Total	$2,554,707	$2,718,900

Audit fees were for professional services rendered for the audits of the consolidated financial statements, the issuance of comfort letters, consents, audits of statutory financial statements and the review of documents we filed with the Securities and Exchange Commission. Tax fees for fiscal year 2009 related to an upgraded accounting software program. Our Audit Committee has determined that the provision of services covered by the foregoing fees is compatible with maintaining the independent registered public accounting firm’s independence.

Pre-Approval Policies and Procedures of Audit Committee

Our Audit Committee is committed to ensuring the independence of our company’s independent registered public accounting firm and directs significant attention toward the appropriateness of the independent registered public accounting firm performing services other than the audit. The committee has adopted pre-approval policies and procedures in this regard.

As a matter of policy, the independent registered public accounting firm is only engaged for non-audit-related work if those services enhance and support the attest function of the audit or are an extension to the audit or audit-related services. Annually, the lead audit partner reviews with the committee the services the independent registered public accounting firm expects to provide in the coming year, and the related fees. In addition, management provides the committee with a quarterly report for the committee’s pre-approval of any non-audit services that the independent registered public accounting firm may be asked to provide in the next quarter.

The projects and categories of service are as follows:

Audit — These services include the work necessary for the independent registered public accounting firm to render an opinion on our consolidated financial statements. Audit services also include audit or attest services required by statute or regulation, such as comfort letters, consents, reviews of Securities and Exchange Commission filings, statutory audits in non-U.S. locations and attestation reports on internal control over financial reporting required under the Sarbanes-Oxley Act.

Audit-Related Services — These services consist primarily of audits of benefit plans, due diligence assistance, accounting consultation on proposed transactions and internal control reviews.

Tax and Other Services — These services consist of tax compliance and planning issues. The committee believes that these services are not an integral part of the examination of our company’s financial statements, and that these services may raise a real or perceived question as to the independent registered public accounting firm’s independence. Accordingly, a very strong rationale must be presented to support the selection of the independent registered public accounting firm for such services, and alternative service providers should also be considered.

The Executive Vice President and Chief Financial Officer is responsible for the implementation of the committee’s pre-approval policies and procedures. Such person has authority to engage KPMG for audit-related services on projects costing less than $50,000, upon prior review and approval of the committee’s Chairman. The Executive Vice President and Chief Financial Officer is also responsible for ensuring that any request for audit-related services greater than $50,000, or any non-audit services, is submitted for authorization by the committee.

The Audit Committee selected KPMG to audit our financial statements for fiscal years 2009 and 2008. The Audit Committee pre-approved the tax services provided during fiscal year 2009. No other services from KPMG required pre-approval during fiscal year 2009. We received no services from KPMG requiring pre-approval during fiscal year 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) See Index to Financial Information on page F-1 and Exhibit Index on page E-1.

(b) See Exhibit Index on page E-1.

(c) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of February 2010.

PEPSIAMERICAS, INC.

By:	/s/ ALEXANDER H. WARE
Alexander H. Ware
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 22nd day of February 2010.

Signature		Title

	/s/ ROBERT C. POHLAD Robert C. Pohlad	Chairman of the Board and Chief Executive Officer and Director (Principal Executive Officer)

	/s/ ALEXANDER H. WARE Alexander H. Ware	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	/s/ TIMOTHY W. GORMAN Timothy W. Gorman	Senior Vice President and Controller (Principal Accounting Officer)

*	/s/ HERBERT M. BAUM Herbert M. Baum	Director

*	/s/ RICHARD G. CLINE Richard G. Cline	Director

*	/s/ MICHAEL J. CORLISS Michael J. Corliss	Director

*	/s/ PIERRE S. DU PONT Pierre S. du Pont	Director

*	/s/ ARCHIE R. DYKES Archie R. Dykes	Director

*	/s/ JAROBIN GILBERT, JR. Jarobin Gilbert, Jr.	Director

*	/s/ JAMES R. KACKLEY James R. Kackley	Director

*	/s/ MATTHEW M. MCKENNA Matthew M. McKenna	Director

*	/s/ DEBORAH E. POWELL Deborah E. Powell	Director

*By:	/s/ ALEXANDER H. WARE Alexander H. Ware Attorney-in-Fact February 22, 2010

PEPSIAMERICAS, INC.

FINANCIAL INFORMATION

FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

FISCAL YEAR 2009

PEPSIAMERICAS, INC.

Index to Financial Information

Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Statements of Income for the fiscal years 2009, 2008 and 2007	F-3
Consolidated Balance Sheets as of fiscal year end 2009 and 2008	F-4
Consolidated Statements of Cash Flows for the fiscal years 2009, 2008 and 2007	F-5
Consolidated Statements of Equity for the fiscal years 2009, 2008 and 2007	F-6
Notes to Consolidated Financial Statements	F-7
Financial Statement Schedules:
Financial statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or accompanying notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
of PepsiAmericas, Inc.:

We have audited the accompanying consolidated balance sheets of PepsiAmericas, Inc. and subsidiaries (the Company) as of the end of fiscal years 2009 and 2008, and the related consolidated statements of income, equity and cash flows for each of the fiscal years 2009, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of the end of fiscal years 2009 and 2008, and the results of their operations and their cash flows for each of the fiscal years 2009, 2008 and 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 2, 2010, based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Minneapolis, Minnesota
February 22, 2010

PEPSIAMERICAS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

Fiscal Years	2009	2008	2007

Net sales	$4,421.3	$4,937.2	$4,479.5
Cost of goods sold	2,654.4	2,955.6	2,656.2

Gross profit	1,766.9	1,981.6	1,823.3
Selling, delivery and administrative expenses	1,357.5	1,485.4	1,380.9
Intangible assets impairment	17.4	—	—
Special charges and adjustments	11.1	23.0	6.3

Operating income	380.9	473.2	436.1
Interest expense, net	65.6	111.1	109.2
Loss from deconsolidation of business	25.8	—	—
Other expense, net	13.9	7.9	0.6

Income from continuing operations before income taxes and equity in net earnings (loss) of nonconsolidated companies	275.6	354.2	326.3
Income taxes	99.3	107.8	112.0
Equity in net earnings (loss) of nonconsolidated companies	1.4	(1.1)	—

Income from continuing operations	177.7	245.3	214.3
Loss from discontinued operations, net of tax	—	9.2	2.1

Net income	177.7	236.1	212.2
Less: Net (loss) income attributable to noncontrolling interests	(3.5)	9.7	0.1

Net income attributable to PepsiAmericas, Inc.	$181.2	$226.4	$212.1

Weighted average common shares:
Basic	121.6	125.2	126.7
Incremental effect of stock options and awards	2.3	2.0	2.5

Diluted	123.9	127.2	129.2

Earnings per share attributable to PepsiAmericas, Inc. common shareholders:
Basic:
Income from continuing operations	$1.49	$1.88	$1.69
Loss from discontinued operations	—	(0.07)	(0.02)

Total	$1.49	$1.81	$1.67

Diluted:
Income from continuing operations	$1.46	$1.85	$1.66
Loss from discontinued operations	—	(0.07)	(0.02)

Total	$1.46	$1.78	$1.64

Cash dividends declared per share	$0.56	$0.54	$0.52
Amounts attributable to PepsiAmericas, Inc. common shareholders:
Income from continuing operations	$181.2	$235.6	$214.2
Loss from discontinued operations	—	9.2	2.1

Net income attributable to PepsiAmericas, Inc.	$181.2	$226.4	$212.1

The accompanying notes are an integral part of these consolidated financial statements.

PEPSIAMERICAS, INC.

CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

As of Fiscal Year End	2009	2008

ASSETS:
Current assets:
Cash and cash equivalents	$193.9	$242.4
Receivables, net	413.8	305.5
Inventories	197.5	238.5
Other current assets	146.8	119.7

Total current assets	952.0	906.1
Property and equipment, net	1,276.6	1,355.7
Goodwill	2,181.8	2,244.6
Intangible assets, net	477.7	498.6
Other assets	204.6	49.1

Total assets	$5,092.7	$5,054.1

LIABILITIES AND EQUITY:
Current liabilities:
Short-term debt, including current maturities of long-term debt	$141.5	$525.0
Payables and other current liabilities	527.8	523.2

Total current liabilities	669.3	1,048.2
Long-term debt	1,990.8	1,642.3
Deferred income taxes	273.7	237.6
Other liabilities	228.6	295.0

Total liabilities	3,162.4	3,223.1

Equity:
PepsiAmericas, Inc. shareholders’ equity:
Preferred stock ($0.01 par value, 12.5 million shares authorized, no shares issued)	—	—
Common stock ($0.01 par value, 350 million shares authorized, 137.6 million shares issued — 2009 and 2008)	1,295.9	1,296.9
Retained income	939.8	828.2
Accumulated other comprehensive loss	(160.9)	(200.8)
Treasury stock, at cost (16.0 million shares and 14.5 million shares, respectively)	(343.1)	(324.3)

Total PepsiAmericas, Inc. shareholders’ equity	1,731.7	1,600.0
Noncontrolling interests	198.6	231.0

Total equity	1,930.3	1,831.0

Total liabilities and equity	$5,092.7	$5,054.1

The accompanying notes are an integral part of these consolidated financial statements.

PEPSIAMERICAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

Fiscal Years	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$177.7	$236.1	$212.2
Loss from discontinued operations	—	9.2	2.1

Income from continuing operations	177.7	245.3	214.3
Adjustments to reconcile to net cash provided by operating activities of continuing operations:
Depreciation and amortization	184.3	204.3	204.4
Deferred income taxes	19.0	(0.4)	6.1
Loss from deconsolidation of business, net of tax	23.0	—	—
Intangible assets impairment	17.4	—	—
Special charges and adjustments	11.1	23.0	6.3
Cash outlays related to special charges	(5.2)	(6.7)	(14.3)
Non-operating assets impairment	4.9	—	—
Loss from multi-employer pension plans	3.4	—	—
Marketable securities impairment	2.1	—	4.0
Gain on sale of non-core property	—	—	(10.2)
Pension contributions	(21.2)	(4.0)	(0.9)
Equity in net (earnings) loss of nonconsolidated companies	(1.4)	1.1	—
Excess tax benefits from share-based payment arrangements	(2.5)	(1.0)	(12.5)
Share-based compensation	26.9	13.6	30.3
Other	(9.0)	9.3	(1.8)
Changes in assets and liabilities, exclusive of acquisitions and divestitures:
Decrease in securitization receivables	(150.0)	—	—
Decrease (increase) in remaining receivables	8.4	(7.8)	(30.0)
Decrease (increase) in inventories	12.3	29.2	(19.3)
Increase in payables	8.2	7.8	23.5
Net change in other assets and liabilities	(0.8)	(13.1)	33.6

Net cash provided by operating activities of continuing operations	308.6	500.6	433.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(235.7)	(248.9)	(264.6)
Distribution rights acquired	(12.8)	—	—
Cash divested from deconsolidation of business	(7.1)	—	—
Acquisitions and investments in nonconsolidated companies, net of cash acquired	(0.3)	(1.0)	(685.0)
Proceeds from sales of property and equipment and investments	21.6	7.7	29.2

Net cash used in investing activities	(234.3)	(242.2)	(920.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings of short-term debt	(229.3)	75.3	105.9
Proceeds from issuance of long-term debt	345.4	—	298.2
Repayment of long-term debt	(155.0)	(47.5)	(39.0)
Excess tax benefits from share-based payment arrangements	2.5	1.0	12.5
Contribution from noncontrolling interests	6.4	26.0	271.8
Issuance of common stock	7.5	3.1	61.1
Treasury stock purchases	(45.2)	(135.0)	(59.4)
Cash dividends	(52.4)	(85.0)	(65.2)

Net cash (used in) provided by financing activities	(120.1)	(162.1)	585.9

Net operating cash flows used in discontinued operations	(2.2)	(9.4)	(10.4)
Effects of exchange rate changes on cash and cash equivalents	(0.5)	(34.2)	8.0

Change in cash and cash equivalents	(48.5)	52.7	96.6
Cash and cash equivalents as of beginning of fiscal year	242.4	189.7	93.1

Cash and cash equivalents as of end of fiscal year	$193.9	$242.4	$189.7

The accompanying notes are an integral part of these consolidated financial statements.

PEPSIAMERICAS, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(in millions)

					Accumulated
					Other
					Comprehensive		Total
	Shares		Common	Retained	Income	Treasury	Shareholders’	Noncontrolling	Total
	Common	Treasury	Stock	Income	(Loss)	Stock	Equity	Interests	Equity

As of Fiscal Year End 2006	137.6	(10.6)	$1,283.4	$525.4	$21.7	$(225.9)	$1,604.6	$0.1	$1,604.7
Comprehensive income:
Net income				212.1			212.1	0.1	212.2
Foreign currency translation adjustment					66.6		66.6		66.6
Unrealized losses on securities, net of income taxes					(0.3)		(0.3)		(0.3)
Cash flow hedge adjustment, net of income taxes					0.6		0.6		0.6
Change in unrecognized pension and postretirement cost					10.2		10.2	—	10.2

Total comprehensive income							289.2	0.1	289.3

Income taxes adjustment				0.6			0.6		0.6
Treasury stock purchases		(2.7)				(59.4)	(59.4)		(59.4)
Stock compensation plans		3.8	9.3			81.2	90.5		90.5
Dividends declared				(67.2)			(67.2)		(67.2)
Contributions from noncontrolling interests								271.8	271.8
Other								1.4	1.4

As of Fiscal Year End 2007	137.6	(9.5)	$1,292.7	$670.9	$98.8	$(204.1)	$1,858.3	$273.4	$2,131.7
Comprehensive income (loss):
Net income				226.4			226.4	9.7	236.1
Foreign currency translation adjustment					(229.3)		(229.3)	(76.1)	(305.4)
Unrealized gains on securities, net of income taxes					0.1		0.1		0.1
Cash flow hedge adjustment, net of income taxes					(17.2)		(17.2)		(17.2)
Change in unrecognized pension and postretirement cost					(53.3)		(53.3)	—	(53.3)

Total comprehensive income (loss)							(73.3)	(66.4)	(139.7)

Measurement date adjustment				(0.2)	0.1		(0.1)		(0.1)
Treasury stock purchases		(5.7)				(135.0)	(135.0)		(135.0)
Stock compensation plans		0.7	4.2			14.8	19.0		19.0
Dividends declared				(68.9)			(68.9)		(68.9)
Contributions from noncontrolling interests								26.0	26.0
Other								(2.0)	(2.0)

As of Fiscal Year End 2008	137.6	(14.5)	$1,296.9	$828.2	$(200.8)	$(324.3)	$1,600.0	$231.0	$1,831.0
Comprehensive income (loss):
Net income (loss)				181.2			181.2	(3.5)	177.7
Foreign currency translation adjustment					(42.2)		(42.2)	(35.3)	(77.5)
Unrealized gains on securities, net of income taxes					0.3		0.3		0.3
Cash flow hedge adjustment, net of income taxes					43.1		43.1		43.1
Change in unrecognized pension and postretirement cost					13.0		13.0		13.0
Recognition from deconsolidation of business					25.7		25.7	—	25.7

Total comprehensive income (loss)							221.1	(38.8)	182.3

Treasury stock purchases		(2.7)				(45.2)	(45.2)		(45.2)
Stock compensation plans		1.2	(1.0)			26.4	25.4		25.4
Dividends declared				(69.6)			(69.6)		(69.6)
Contributions from noncontrolling interests								6.4	6.4

As of Fiscal Year End 2009	137.6	(16.0)	$1,295.9	$939.8	$(160.9)	$(343.1)	$1,731.7	$198.6	$1,930.3

The accompanying notes are an integral part of these consolidated financial statements.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements

1.	Significant Accounting Policies

Nature of operations.  PepsiAmericas, Inc. (referred to herein as “PepsiAmericas,” “PAS,” “we,” “our,” or “us”) manufactures, distributes and markets a broad portfolio of beverage products in the United States (“U.S.”) and Central and Eastern Europe (“CEE”). We operate under exclusive franchise agreements with soft drink concentrate producers, including master bottling and fountain syrup agreements with PepsiCo, Inc. (“PepsiCo”) for the manufacture, packaging, sale and distribution of PepsiCo branded products. There are similar agreements with other companies whose brands we produce and distribute. The franchise agreements, in most instances, exist in perpetuity and contain operating and marketing commitments and conditions for termination. In some territories we distribute our own brands, such as Sandora, Sadochok and Toma.

We distribute beverage products to various customers in our designated territories and through various distribution channels. We are vulnerable to certain concentrations of risk, mostly impacting the brands we sell, as well as the customer base to which we sell, as we are exposed to a risk of loss greater than if we would have mitigated these risks through diversification. Approximately 83 percent of our net sales were derived from brands that we bottle under licenses from PepsiCo or PepsiCo joint ventures. Wal-Mart Stores, Inc. is our largest customer which constituted 15.4 percent, 14.9 percent and 13.6 percent of our net sales in our U.S. operations for fiscal years 2009, 2008 and 2007, respectively.

Principles of consolidation.  The Consolidated Financial Statements include all wholly and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. We have an ownership interest in a joint venture that owns Sandora LLC (“Sandora”), which is considered a variable interest entity. Under the terms of the joint venture agreement, we hold a 60 percent interest and PepsiCo holds the remaining 40 percent interest in the joint venture. PepsiAmericas was determined to be the primary beneficiary and, therefore, the joint venture financial statements have been consolidated in our financial statements. Due to the timing of the receipt of available financial information, the results of Quadrant-Amroq Bottling Company Limited (“QABCL” or “Romania”) and Sandora are recorded on a one-month lag basis.

The equity investment in Agrima JSC (“Agrima”) was recorded under the equity method of accounting for investments in common stock. Due to the timing of the receipt of available financial information, we record equity in net (loss) earnings on a one-quarter lag basis.

In the first six months of 2009, we manufactured and distributed beverage products in the Caribbean, including Puerto Rico, Jamaica and Trinidad and Tobago, with distribution rights in the Bahamas and Barbados. On July 3, 2009, we formed a strategic joint venture with The Central America Beverage Corporation (“CABCORP”) to combine our Caribbean operations, excluding the Bahamas, with CABCORP’s Central American operations, including Guatemala, Honduras, El Salvador and Nicaragua. We own an 18 percent interest in the CABCORP joint venture. Our earnings from the joint venture with CABCORP are recorded under the equity method of accounting for investments in common stock. Due to the timing of the receipt of available financial information, we record equity in net (loss) earnings from the joint venture on a one-month lag basis.

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

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.

Fiscal year.  Our U.S. operations report using a fiscal year that consists of 52 or 53 weeks ending on the Saturday closest to December 31. Our CEE operations’ fiscal year ends on December 31 and, therefore, are not impacted by the 53rd week. Our 2009 and 2007 fiscal years consisted of 52 weeks and ended on January 2, 2010 and December 29, 2007, respectively. Our 2008 fiscal year consisted of 53 weeks and ended January 3, 2009.

Cash and cash equivalents.  Cash and cash equivalents consist of deposits with banks and financial institutions which are unrestricted as to withdrawal or use, and which have original maturities of three months or less.

Inventories.  Inventories are recorded at the lower of cost or net realizable value. Inventory is valued using the average cost method.

Derivative financial instruments.  Due to fluctuations in market prices for certain commodities, we use derivative financial instruments to hedge against volatility in future cash flows related to anticipated purchases of raw materials and the underlying commodities associated with them and to hedge against the risk of adverse movements in interest rates and foreign currency exchange rates. We may use derivative financial instruments to lock interest rates on future debt issues and to convert fixed rate debt to floating rate debt. We also use derivatives related to anticipated purchases of raw materials for which payment of those purchases is in a currency other than the subsidiary’s functional currency. Our corporate policy prohibits the use of derivative instruments for trading or speculative purposes, and we have procedures in place to monitor and control their use. See Note 12 to the Consolidated Financial Statements for additional information regarding derivative financial instruments.

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

Goodwill and intangible assets.  Goodwill and intangible assets with indefinite lives are not amortized, but instead tested annually for impairment or more frequently if events or changes in circumstances indicate that an asset might be impaired. Goodwill is tested for impairment using a two-step approach at the reporting unit level: U.S. and CEE. First, we estimate the fair value of the reporting unit primarily using discounted estimated future cash flows. If the carrying amount exceeds the fair value of the reporting unit, the second step of the goodwill impairment test is performed to measure the amount of the potential impairment loss. Goodwill impairment is measured by comparing the “implied fair value” of goodwill with its carrying amount. Our annual impairment evaluation for goodwill was performed in the fourth quarter and no impairment of goodwill was indicated.

Our identified intangible assets with indefinite lives principally arise from the allocation of the purchase price of businesses acquired and consist primarily of franchise and distribution agreements and trademarks and

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

tradenames. Impairment is measured as the amount by which the carrying amount of the intangible asset exceeds its estimated fair value. The estimated fair value is generally determined on the basis of discounted future cash flows. Based on our impairment analysis performed in fiscal year 2009, the estimated fair value of our identified intangible assets with indefinite lives exceeded the carrying amount, except as described in Note 4 to the Consolidated Financial Statements.

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

Carrying amounts of long-lived assets.  We evaluate the carrying amounts of our definite-lived tangible and intangible long-lived assets by reviewing projected undiscounted cash flows. Such evaluations are performed whenever events and circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the projected undiscounted cash flows over the estimated remaining lives of the related asset group does not exceed the carrying amount, the carrying amount would be adjusted for the difference between the fair value and the related carrying amount.

Investments.  Investments are included in “Other assets” on the Consolidated Balance Sheets and include investments recorded under the equity method, available-for-sale equity securities, securities that are not publicly traded, real estate and other investments. The equity method of accounting is used for investments in affiliated companies in which we have significant influence over their operations. Our share of earnings or losses of affiliated companies is included in the Consolidated Statements of Income. Available-for-sale equity securities in investees in which we do not exercise significant influence over their operations, are carried at fair value, with unrecognized gains and losses, net of taxes, recorded in “Accumulated other comprehensive (loss) income.” Fair values of available-for-sale securities are determined based on prevailing market prices. Unrealized losses determined to be other-than-temporary are recorded in “Other expense, net” on the Consolidated Statements of Income. Securities that are not publicly traded and real estate investments are carried at cost, which management believes is lower than net realizable value.

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

The discount rate is used to calculate the present value of expected future pension and postretirement cash flows as of the measurement date. The guideline for establishing this rate is high-quality, long-term bond

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

rates. A lower discount rate increases the present value of benefit obligations and increases pension expense. The expected long-term rate of return on plan assets is based on current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. A lower-than-expected rate of return on pension plan assets will increase pension expense. See Note 14 to the Consolidated Financial Statements for additional information regarding these assumptions.

Revenue recognition.  Revenue is recognized when title to a product is transferred to the customer. Payments made to customers for the exclusive rights to sell our products in certain venues are recorded as a reduction of net sales over the term of the agreement. Customer discounts and allowances are reflected as a reduction of net sales based on actual customer sales volume during the period.

Bottler incentives.  PepsiCo and other brand owners, at their sole discretion, provide us with various forms of marketing support. To promote volume and market share growth, the marketing support is intended to cover a variety of initiatives, including direct marketplace, shared media and advertising support. There are no conditions or requirements that could result in the repayment of any support payments we have received. Over 93 percent of the bottler incentives received in fiscal year 2009 were from PepsiCo or its affiliates.

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

The Consolidated Statements of Income include the following bottler incentives recorded as income or as a reduction of expense (in millions):

	2009	2008	2007

Net sales	$32.4	$39.0	$36.3
Cost of goods sold	195.2	197.5	188.0
SD&A expenses	19.0	26.3	20.2

Total	$246.6	$262.8	$244.5

PepsiCo also provided indirect marketing support to our marketplace, which consisted primarily of media expenses. This indirect support was not reflected or included in our Consolidated Financial Statements, as these amounts were paid directly by PepsiCo. Other brand owners provide similar types of indirect marketing support.

Advertising and marketing costs.  We are involved in a variety of programs to promote our products. Advertising and marketing costs are expensed in the year incurred. Certain advertising and marketing costs incurred by us are partially reimbursed by PepsiCo and other brand owners in the form of marketing support. Advertising and marketing expenses recorded in SD&A expenses were $120.4 million, $144.8 million and $128.8 million in fiscal years 2009, 2008 and 2007, respectively. These amounts are net of bottler incentives of $19.0 million, $26.3 million and $20.2 million in fiscal years 2009, 2008 and 2007, respectively.

Shipping and handling costs.  We record shipping and handling costs in SD&A expenses. Such costs totaled $271.7 million, $305.3 million and $291.5 million in fiscal years 2009, 2008 and 2007, respectively.

Casualty insurance costs.  Due to the nature of our business, we require insurance coverage for certain casualty risks. We are self-insured for workers compensation, product and general liability up to $1 million per occurrence and automobile liability up to $2 million per occurrence. The casualty insurance costs for our

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Stock-based compensation.  We measure the cost of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award. The total cost is reduced for estimated forfeitures over the awards’ vesting period and the cost is recognized over the requisite service period. Forfeiture estimates are reviewed on an annual basis. During fiscal years 2009, 2008 and 2007, the forfeiture rate for restricted stock awards was 4.9 percent, 3.6 percent, and 3.6 percent, respectively, and 2.0 percent for stock options during fiscal year 2007. No compensation expense was recorded for options in fiscal year 2009 and 2008 as all options were fully vested.

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

Foreign currency.  The assets and liabilities of our operations that have functional currencies other than the U.S. dollar are translated at exchange rates in effect at year end, and income statements are translated at the weighted-average exchange rates for the year. Gains and losses resulting from the translation of foreign currency financial statements are recorded as a separate component of “Accumulated other comprehensive (loss) income” in the equity section of the Consolidated Balance Sheets. Foreign currency transaction gains or losses are credited or charged to earnings as incurred. The recent global financial downturn has led to a high level of volatility in foreign currency exchange rates; that level of volatility may continue and thus adversely impact our business or financial condition.

Earnings per share attributable to PepsiAmericas, Inc.  Basic earnings per share was based upon the weighted-average number of common shares outstanding. Diluted earnings per share assumed the exercise of all options which are dilutive, whether exercisable or not. The dilutive effects of stock options and non-vested restricted stock awards were measured under the treasury stock method. As of the end of fiscal years 2009, 2008 and 2007, there were no antidilutive options or antidilutive non-vested restricted stock awards.

Recently Adopted Accounting Pronouncements.  In September 2006, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement to provide enhanced guidance when using fair value to measure assets and liabilities. The pronouncement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The pronouncement

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

applies whenever other pronouncements require or permit assets or liabilities to be measured by fair value. We adopted the pronouncement as of the beginning of fiscal year 2008 as it relates to recurring measurements of financial assets and liabilities. We adopted the pronouncement as it relates to nonrecurring fair value measurement requirements for nonfinancial assets and liabilities as of the beginning of fiscal year 2009. These include goodwill, other intangible assets not subject to amortization and unallocated purchase price for recent acquisitions. See Note 13 to the Consolidated Financial Statements for required disclosures.

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

In December 2007, the FASB issued an accounting pronouncement to establish accounting and reporting standards for noncontrolling interests, sometimes called minority interest. The pronouncement requires that the parent report noncontrolling interests in the equity section of the balance sheet but separate from the parent’s equity. The pronouncement also requires clear presentation of net income attributable to the parent and the noncontrolling interest on the face of the income statement. All changes in the parent’s ownership interest in the subsidiary must be accounted for consistently. Deconsolidation of the subsidiary requires the recognition of a gain or loss using the fair value of the noncontrolling equity investment rather than the carrying amount. We adopted the pronouncement as of the beginning of fiscal year 2009 and retrospectively applied the pronouncement to prior years. See Note 2 to the Consolidated Financial Statements for required disclosures regarding the deconsolidation of our Caribbean business in connection with the formation of a strategic joint venture with CABCORP.

In March 2008, the FASB issued an accounting pronouncement to require enhanced disclosures about an entity’s derivative and hedging activities. We adopted the pronouncement as of the beginning of fiscal year 2009. See Note 12 to the Consolidated Financial Statements for required disclosures.

In December 2008, the FASB issued an accounting pronouncement that provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. We adopted the pronouncement in the fourth quarter of 2009. See Note 14 to the Consolidated Financial Statements for required disclosures.

Recently Issued Accounting Pronouncements to be Adopted in the Future.  In June 2009, the FASB issued an accounting pronouncement that amends the guidance related to variable interest entities. The pronouncement was issued to address the elimination of the concept of a qualifying special purpose entity. The pronouncement also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the pronouncement requires more timely and useful information about an enterprise’s involvement with a variable interest entity. The pronouncement will become effective in the first quarter of 2010. We are evaluating the impact of the pronouncement, but we currently believe it will have no impact on our Consolidated Financial Statements.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

2.	Investments

Equity securities classified as available-for-sale are carried at fair value and included in “Other assets” in the Consolidated Balance Sheets. Unrealized gains and losses representing the difference between carrying amounts and fair value were recorded in the “Accumulated other comprehensive loss” component of equity. These unrealized losses, net of taxes, were $0.2 million as of the end of fiscal year 2008. In fiscal year 2009, we recorded an other-than-temporary loss of $2.1 million related to an equity security, Northfield Laboratories, Inc. (“Northfield”) that was classified as available-for-sale. The loss was recorded in “Other expense, net” on the Consolidated Statement of Income.

In fiscal year 2008, investments included the equity securities of Northfield and estimated fair value was $1.7 million. As a result of a significant decline in the market valuation of the equity securities of Northfield, we adjusted our investment in Northfield in fiscal year 2007 to reflect the fair value and recorded these adjustments into income. The realized marketable securities impairment on the Northfield investment resulted in a non-cash charge to income of $4.0 million in fiscal year 2007.

On July 3, 2009, we formed a strategic joint venture with CABCORP to combine PepsiAmericas’ Caribbean operations, excluding the Bahamas, with CABCORP’s Central American operations, including Guatemala, Honduras, El Salvador and Nicaragua. Under the terms of the joint venture agreement, we hold an 18 percent interest and CABCORP holds an 82 percent interest in the joint venture. Upon execution of the joint venture agreement, we deconsolidated our Caribbean business resulting in a non-cash loss of $25.8 million ($23.0 million net of taxes) that was recorded in “Loss from deconsolidation of business” on the Consolidated Statement of Income. This loss included the recognition of deferred losses associated with cumulative translation adjustments of $19.2 million and unrecognized pension losses of $6.5 million, which were previously included in “Accumulated other comprehensive loss” on the Consolidated Balance Sheets.

Our initial investment in the joint venture was recorded at its fair value of $143.0 million in “Other assets” on the Consolidated Balance Sheet. To estimate the fair value of the joint venture, we used an income approach based on a discounted cash flow model. The discounted cash flows were based on estimates and assumptions supported by unobservable inputs, including pricing and volume data, anticipated growth rates and share performance, profitability levels, inflation factors, forward exchange rates, tax rates and discount rates. The discount rates used considered each country’s specific risk factors.

Beginning in the third quarter of 2009, earnings from the strategic joint venture with CABCORP are recorded in “Equity in net earnings (loss) of nonconsolidated companies” on the Consolidated Statements of Income. Due to the timing of the receipt of available financial information, we record equity in net earnings (loss) from the joint venture on a one-month lag basis.

In fiscal year 2007, we purchased a 20 percent interest in a joint venture that owns Agrima. Agrima produces, sells and distributes PepsiCo branded products and other beverages throughout Bulgaria. This investment is reflected in “Other assets” on the Consolidated Balance Sheet.

3.	Acquisitions

In fiscal year 2007, we entered into a joint venture agreement with PepsiCo to purchase the outstanding common stock of Sandora. Under the terms of the joint venture agreement, we hold a 60 percent interest and PepsiCo holds the remaining 40 percent interest in the joint venture. The preliminary purchase price of $679.4 million increased to $680.4 million as a result of additional payments for acquisition costs in fiscal year 2008. The total purchase price of $680.4 million was net of cash received of $3.0 million. Of the total purchase price, our interest was $408.2 million. As part of the acquisition, the joint venture acquired $72.5 million of debt, which was retired in fiscal year 2008.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

The following information summarizes the allocation of the final purchase price of the Sandora acquisition (in millions):

Goodwill	$430.6
Trademark and tradenames	116.0
Customer relationships and lists	48.2
Net assets assumed, net of cash acquired	142.5
Deferred tax liabilities	(56.9)

Total	$680.4

The following unaudited pro forma information is provided for acquisitions assuming the Sandora acquisition occurred as of the beginning of fiscal year 2007 (in millions, except per share amounts):

2007

Net sales	$4,713.3
Operating income	473.7
Net income	210.6
Earnings per share:
Basic	$1.66
Diluted	1.63

4.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by geographic segment for fiscal years 2009 and 2008 were as follows (in millions):

	U.S.	CEE	Caribbean	Total

Balance, fiscal year end 2007	$1,824.1	$592.8	$15.8	$2,432.7
Purchase accounting adjustments	0.2	(63.1)	—	(62.9)
Foreign currency translation adjustment	—	(125.1)	(0.1)	(125.2)

Balance, fiscal year end 2008	$1,824.3	$404.6	$15.7	$2,244.6
Deconsolidation of business	—	—	(15.6)	(15.6)
Foreign currency translation adjustment	—	(47.1)	(0.1)	(47.2)

Balance, fiscal year end 2009	$1,824.3	$357.5	$—	$2,181.8

On July 3, 2009, we formed a strategic joint venture with CABCORP to combine our Caribbean operations, excluding the Bahamas, with CABCORP’s Central American operations. As a result, we deconsolidated our Caribbean business resulting in a $15.6 million reduction in goodwill (see Note 2 to the Consolidated Financial Statements for further discussion).

We increased goodwill by $0.2 million in fiscal year 2008 due to adjustments associated with net operating loss carryforwards acquired in prior year acquisitions.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

Intangible asset balances as of the end of fiscal years 2009 and 2008 were as follows (in millions):

	2009	2008

Intangible assets subject to amortization:
Gross carrying amount:
Customer relationships and lists	$52.2	$57.3
Franchise and distribution agreements	11.1	3.3
Other	2.5	2.5

Total	$65.8	$63.1

Accumulated amortization:
Customer relationships and lists	$(17.1)	$(11.9)
Franchise and distribution agreements	(2.1)	(1.2)
Other	(0.8)	(0.6)

Total	$(20.0)	$(13.7)

Intangible assets subject to amortization, net	$45.8	$49.4
Intangible assets not subject to amortization:
Franchise and distribution agreements	375.5	362.3
Trademarks and tradenames	56.4	86.9

Total	$431.9	$449.2

Total intangible assets, net	$477.7	$498.6

In fiscal year 2009, we acquired distribution rights for ROCKSTAR energy drinks and Muscle Milk protein-enhanced beverages. As a result of these acquisitions, we recorded $7.8 million of amortizable distribution rights. We also recorded $10.6 million of distribution rights not subject to amortization in connection with the Crush beverage brand distribution agreement.

Sandora was acquired in fiscal year 2007 by a joint venture in which we hold a 60 percent interest. The process of valuing the assets, liabilities and intangibles acquired in connection with the Sandora acquisition was completed in the second quarter of 2008 and resulted in an allocation of $430.6 million to goodwill, $116.0 million to trademarks and tradenames and $48.2 million to customer relationships and lists. In fiscal year 2007, based on our preliminary valuation, we amortized trademarks and tradenames over 20 to 30 years and the customer relationships and lists over 3 to 10 years. After the final valuation of the assets, liabilities and intangibles was completed, we assigned an indefinite life to the trademarks and tradenames and a useful life of 7 to 10 years for the customer relationships and lists. Amortization expense in fiscal year 2008 included a cumulative benefit of $2.3 million related to the final Sandora valuation.

During the third quarter of 2009, we completed an impairment testing of our Sandora and Sadochok trademark and tradenames. As a result of this testing, we recorded a $17.4 million non-cash impairment charge based upon the findings of a strategic review of our Ukraine business to write-down these intangible assets with a carrying amount of $73.3 million to their estimated fair value of $56.3 million as of the end of the third quarter of fiscal year 2009. In light of weakening macroeconomic conditions, we lowered our expectations of the future performance, which reduced the value of these indefinite life intangible assets. The fair value of our Sandora and Sadochok brands was estimated using a multi-period royalty savings method, which reflects the savings realized by owning the brands and, therefore, not having to pay a royalty fee to a third party.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

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

For intangible assets subject to amortization, we calculate amortization expense over the period we expect to receive economic benefit. Total amortization expense was $6.9 million, $7.3 million and $6.6 million in fiscal years 2009, 2008, and 2007, respectively. The estimated aggregate amortization expense over each of the next five years is expected to be $9.3 million per year.

5.	Special Charges and Adjustments

2009 Charges.  In fiscal year 2009, we recorded special charges of $11.1 million. We recorded $9.8 million of special charges in CEE related to the restructuring of our Hungary operations, primarily for severance, fixed asset impairments and lease termination costs. We recorded $1.3 million of special charges, net of recoveries, in the Caribbean and the U.S. related to restructuring costs.

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

In fiscal year 2008, we determined that we had improperly accounted for certain U.S. employee benefit obligations in prior years. Accordingly, we recorded an out-of-period accounting adjustment of $6.2 million to properly state the benefit obligation as of the end of fiscal year 2008. This adjustment was recorded as an increase in “Payables and other current liabilities” in the Consolidated Balance Sheet, and is not included in the special charges table below.

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

The following table summarizes the activity associated with special charges during the periods presented (in millions):

				Application of
	Beginning of			Non-Cash	End of
	Fiscal Year	Special	Cash	Special	Fiscal Year
	2009	Charges	Outlays	Charges	2009

2009 Charges
Employee-related costs	$2.3	$3.7	$(4.4)	$—	$1.6
Lease terminations and other costs	0.2	3.1	(0.8)	—	2.5
Asset write-downs	—	4.3	—	(4.3)	—

Total accrued liabilities	$2.5	$11.1	$(5.2)	$(4.3)	$4.1

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

				Application of
	Beginning of			Non-Cash	End of
	Fiscal Year	Special	Cash	Special	Fiscal Year
	2008	Charges	Outlays	Charges	2008

2008 Charges
Employee-related costs	$0.2	$7.8	$(5.7)	$—	$2.3
Lease terminations and other costs	0.9	0.3	(1.0)	—	0.2
Asset write-downs	—	8.7	—	(8.7)	—

Total accrued liabilities	$1.1	$16.8	$(6.7)	$(8.7)	$2.5

				Application of
	Beginning of			Non-Cash	End of
	Fiscal Year	Special	Cash	Special	Fiscal Year
	2007	Charges	Outlays	Charges	2007

2007 Charges
Employee-related costs	$9.1	$5.4	$(14.3)	$—	$0.2
Vesting of restricted stock awards	2.0	—	—	(2.0)	—
Lease terminations and other costs	—	0.9	—	—	0.9

Total accrued liabilities	$11.1	$6.3	$(14.3)	$(2.0)	$1.1

The total accrued liabilities remaining as of the end of the fiscal year 2009 were comprised of severance payments, lease terminations and other costs. We expect the remaining liability to be paid using cash from operations during the next 12 months; accordingly, such amounts are classified as “Payables and other current liabilities” in the Consolidated Balance Sheet.

6.	Interest Expense, Net

Interest expense, net, was comprised of the following (in millions):

	2009	2008	2007

Interest expense	$70.9	$117.9	$112.4
Interest income	(5.3)	(6.8)	(3.2)

Interest expense, net	$65.6	$111.1	$109.2

During fiscal year 2009, we recorded a $33.0 million gain from the termination of an interest rate swap based on our determination that interest payments associated with a forecasted debt issuance for which the interest rate swap was designated was probable not to occur. The gain was reclassified from “Accumulated other comprehensive loss” on the Consolidated Balance Sheets and recorded as a reduction of interest expense.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

7.	Income Taxes

Income taxes were comprised of the following (in millions):

	2009	2008	2007

Current:
Federal	$65.5	$68.1	$78.2
Foreign	18.3	35.3	19.8
State and local	7.6	4.8	7.9

Total current	91.4	108.2	105.9

Deferred:
Federal	8.5	(1.6)	0.9
Foreign	(0.3)	(0.3)	5.2
State and local	(0.3)	1.5	—

Total deferred	7.9	(0.4)	6.1

Income tax provision	$99.3	$107.8	$112.0

The U.S. and foreign components of income before income taxes and equity in net earnings (loss) of nonconsolidated companies is set forth in the table below (in millions):

	2009	2008	2007

U.S.	$237.5	$202.5	$232.5
Foreign	38.1	151.7	93.8

	$275.6	$354.2	$326.3

The table below reconciles the income tax provision at the U.S. federal statutory rate to our actual income tax provision (in millions):

	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent

Income taxes at the federal statutory rate	$96.5	35.0	$124.0	35.0	$114.2	35.0
State income taxes, net of federal income tax benefit	5.1	1.8	4.3	1.2	5.8	1.8
Foreign rate differential	(7.9)	(2.9)	(21.6)	(6.1)	(8.5)	(2.6)
Enacted rate change	—	—	—	—	2.0	0.6
Caribbean restructuring	5.7	2.1	—	—	—	—
Other items, net	(0.1)	—	1.1	0.3	(1.5)	(0.5)

Income tax provision	$99.3	36.0	$107.8	30.4	$112.0	34.3

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

Deferred income taxes are attributable to temporary differences, which exist between the financial statement bases and tax bases of certain assets and liabilities. As of the end of fiscal years 2009 and 2008, deferred income taxes (including discontinued operations) are attributable to (in millions):

	2009	2008

Deferred tax assets:
Deferred compensation	$20.0	$16.9
Pension and postretirement benefits	18.6	26.9
U.S. state net operating loss and tax credit carryforwards	16.2	14.9
Provision for special charges and previously sold businesses	14.7	15.2
Foreign net operating loss and tax credit carryforwards	6.4	19.3
Unrealized net losses on investments and cash flow hedges	—	29.0
Other	24.3	17.0

Gross deferred tax assets	100.2	139.2
Valuation allowance	(22.6)	(30.4)

Net deferred tax assets	77.6	108.8

Deferred tax liabilities:
Intangible assets	(190.0)	(201.9)
Property	(139.3)	(122.2)
Other	(1.3)	(1.6)

Total deferred tax liabilities	(330.6)	(325.7)

Net deferred tax liability	$(253.0)	$(216.9)

Net deferred tax liability included in:
Other current assets	$20.7	$20.7
Deferred income taxes	(273.7)	(237.6)

Net deferred tax liability	$(253.0)	$(216.9)

In connection with the merger with the former PepsiAmericas, we became the successor to certain U.S. federal, state and foreign net operating losses (“NOLs”) and tax credit carryforwards. We have, and continue to generate, NOLs related to certain U.S. states and certain foreign jurisdictions. As of the end of fiscal year 2009, our foreign NOLs amounted to $37.8 million, which expire from 2010 through 2011, except for $24.6 million that do not expire. Utilization of state and foreign NOLs is limited by various state and international tax laws. We have provided a valuation allowance against all of our state and foreign NOLs. These valuation allowances reflect the uncertainty of our ability to fully utilize these benefits given the limited carryforward periods permitted by the various taxing jurisdictions.

Deferred taxes are not recognized for temporary differences related to investments in foreign subsidiaries that are indefinite in duration. As of the end of fiscal year 2009, we have cumulative undistributed earnings of $237.7 million.

We adopted revised accounting pronouncements issued by the FASB related to uncertainty in income taxes as of the beginning of fiscal year 2007. As a result of the implementation, we recorded a $0.6 million increase to the beginning balance in retained income on the Consolidated Balance Sheet.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

During fiscal years 2009 and 2008, our gross unrecognized tax benefits decreased by $3.7 million and $0.6 million, respectively. Of the 2009 decrease, $3.5 million was due to tax positions from prior periods for which a deferred tax asset was recorded.

The table below reconciles the changes in the gross unrecognized tax benefits for fiscal years 2009 and 2008:

	2009	2008

Balance as of the beginning of fiscal year	$35.8	$36.4
Increases due to tax positions in prior period	7.5	0.9
Decreases due to tax positions in prior period	(5.5)	(2.8)
Increases due to tax positions in current period	2.5	2.3
Lapse of statute of limitations	(8.2)	(1.0)

Balance as of the end of fiscal year	$32.1	$35.8

During fiscal years 2009 and 2008, the net unrecognized tax benefits that impacted our effective tax rate increased by $0.1 million and decreased by $1.0 million, respectively. As of the end of fiscal year 2009, we had total unrecognized tax benefits of $32.1 million, of which $16.1 million (net of the federal income tax benefit on state tax issues and interest) would favorably impact the effective income tax rate in any future period, if recognized. During fiscal years 2009 and 2008, we recorded $0.1 million and $2.5 million, respectively, of gross interest related to unrecognized tax benefits.

During the next 12 months it is reasonably possible that a reduction of gross unrecognized tax benefits will occur in a range of $5 million to $9 million as a result of the resolution of positions taken on previously filed returns.

We are subject to U.S. federal income tax, state income tax in multiple state tax jurisdictions, and foreign income tax in our CEE tax jurisdictions. We have concluded all U.S. federal income tax examinations for years through 2007. The following table summarizes the years that are subject to examination for each primary jurisdiction as of the end of fiscal year 2009:

Jurisdiction	Subject to Examination

Federal (U.S.)	2008
Illinois	2002-2008
Indiana	2004-2008
Iowa	2005-2008
Romania	2003-2008
Poland	2003-2008
Czech Republic	2006-2008
Ukraine	2006-2008

Our policy is to recognize interest and penalties related to income tax matters in income tax expense. We had $9.0 million, $6.5 million and $4.1 million accrued for interest and no amount accrued for penalties as of the end of fiscal years 2009, 2008 and 2007, respectively.

8.	Sales of Receivables

In fiscal year 2002, Whitman Finance, a special purpose entity and wholly-owned subsidiary, entered into an agreement (the “Securitization”) with a major U.S. financial institution to sell an undivided interest in its receivables. The Securitization involved the sale of receivables, on a revolving basis, by our U.S. bottling subsidiaries to Whitman Finance, which in turn sold an undivided interest in the revolving pool of receivables

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

to the financial institution. The potential amount of receivables eligible for sale was determined based on the size and characteristics of the receivables pool but could not exceed $150 million based on the terms of the agreement. Costs related to this arrangement, including losses on the sale of receivables, were included in “Interest expense, net.”

In fiscal year 2009, we terminated our trade receivables securitization program because the program had become uncompetitive with alternate sources of capital, which resulted in a $150 million increase in trade receivables and a comparable increase in debt on our Consolidated Balance Sheet. Additionally, termination of this program resulted in a decline in cash flows from operating activities of $150 million, effectively offset by a corresponding increase in cash flows from financing activities on our Consolidated Statement of Cash Flows.

9.	Balance Sheet Details

Details of certain line items on the Condensed Consolidated Balance Sheets as of the end of fiscal years 2009 and 2008 were as follows (in millions):

	2009	2008

Receivables, net:
Trade receivables	$376.7	$418.0
Securitization receivables	—	(150.0)
Funding and purchasing rebates receivables	38.8	39.7
Other receivables	12.4	11.3
Allowance for doubtful accounts	(14.1)	(13.5)

Receivables, net	$413.8	$305.5

Inventories:
Raw materials and supplies	$85.1	$117.2
Finished goods	112.4	121.3

Inventories	$197.5	$238.5

Other current assets:
Prepaid expenses	$66.0	$56.7
Prepaid customer incentives	20.4	23.5
Other	60.4	39.5

Other current assets	$146.8	$119.7

Property and equipment, net:
Land	$72.6	$84.1
Building and improvements	551.0	524.9
Machinery and equipment	2,219.5	2,301.1

Total property and equipment	2,843.1	2,910.1
Accumulated depreciation	(1,566.5)	(1,554.4)

Property and equipment, net	$1,276.6	$1,355.7

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

	2009	2008

Payables and other current liabilities:
Trade payables	$185.1	$186.9
Income tax and other payables	21.8	16.8
Dividends payable	16.8	—
Accrued salaries and wages	85.1	71.3
Accrued customer incentives	69.0	86.9
Accrued interest	28.9	25.3
Other current liabilities	121.1	136.0

Payables and other current liabilities	$527.8	$523.2

The changes in the allowance for doubtful accounts for fiscal years 2009, 2008 and 2007 were as follows (in millions):

	2009	2008	2007

Balance as of the beginning of year	$13.5	$14.7	$16.1
Provision for losses	5.6	3.0	0.6
Write-offs and recoveries	(4.8)	(2.9)	(3.2)
Foreign currency translation	(0.2)	(1.3)	1.2

Balance as of the end of fiscal year	$14.1	$13.5	$14.7

The purpose of the allowance is to provide an estimate of losses with respect to trade receivables. Our estimate in each period requires consideration of historical loss experience, judgments about the impact of present economic conditions, in addition to specific losses for known accounts.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

10.	Debt

Long-term debt as of the end of fiscal years 2009 and 2008 consisted of the following (in millions):

	2009	2008

6.375% notes due 2009	$—	$150.0
5.625% notes due 2011	250.0	250.0
5.75% notes due 2012	300.0	300.0
4.50% notes due 2013	150.0	150.0
4.375% notes due 2014	350.0	—
4.875% notes due 2015	300.0	300.0
5.00% notes due 2017	250.0	250.0
7.44% notes due 2026	25.0	25.0
7.29% notes due 2026	100.0	100.0
5.50% notes due 2035	250.0	250.0
Various other debt	9.3	14.2
Capital lease obligations	13.1	15.3
Fair value adjustment from interest rate swaps	3.1	0.9
Unamortized discount	(5.7)	(4.7)

Total debt	1,994.8	1,800.7
Less: amount included in short-term debt	4.0	158.4

Total long-term debt	$1,990.8	$1,642.3

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

In fiscal 2009, we issued $350 million of notes with a coupon rate of 4.375 percent due February 2014. The securities are unsecured and unsubordinated obligations and rank equally in priority with all of our existing and future unsecured and unsubordinated indebtedness. Net proceeds from this transaction were $345.4 million, which reflected a discount of $2.2 million and debt issuance costs of $2.4 million. The net proceeds from the issuance of the notes were used to repay commercial paper and for other general corporate purposes. The notes were issued under our automatic shelf registration statement filed May 16, 2006.

During fiscal year 2009, we repaid $150 million at maturity of the 6.375 percent notes due April 2009 and $5.0 million of debt in the Bahamas. During fiscal year 2008, we repaid $47.5 million of long-term debt acquired as part of the Sandora acquisition. Included in this payment was $2.5 million of prepayment penalty fees.

We utilize revolving credit facilities both in the U.S. and in our international operations to fund short-term financing needs, primarily for working capital. In the U.S., we have an unsecured revolving credit facility under which we can borrow up to an aggregate of $600 million. The facility is for general corporate purposes, including commercial paper backstop. It is our policy to maintain a committed bank facility as backup financing for our commercial paper program. The interest rates on the revolving credit facility, which expires in 2011, are based primarily on the London Interbank Offered Rate. Accordingly, we have a total of $600 million available under our commercial paper program and revolving credit facility combined. There were $129.5 million and $365.0 million of borrowings under the commercial paper program as of the end of

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

fiscal years 2009 and 2008, respectively. The weighted-average borrowings under the commercial paper program during fiscal years 2009 and 2008 were $306.0 million and $395.8 million, respectively. The weighted-average interest rate for borrowings outstanding under the commercial paper program during fiscal years 2009 and 2008 were 0.3 percent and 2.7 percent, respectively.

Certain wholly-owned subsidiaries maintain operating lines of credit for general operating needs. Interest rates are based primarily upon Interbank Offered Rates for borrowings in the subsidiaries’ local currencies. The outstanding balances were $8.0 million and $1.6 million as of the end of fiscal years 2009 and 2008, respectively, and were recorded in “Short-term debt, including current maturities of long-term debt” in the Consolidated Balance Sheets.

The amounts of long-term debt, excluding obligations under capital leases, scheduled to mature in the next five years are as follows (in millions):

2010	$—
2011	250.0
2012	300.0
2013	150.0
2014	350.0

11.	Leases

We have entered into noncancelable lease commitments under operating and capital leases for fleet vehicles, computer equipment (including both software and hardware), land, buildings, machinery and equipment.

As of the end of fiscal year 2009, annual minimum rental payments required under capital leases and operating leases that have initial noncancelable terms in excess of one year were as follows (in millions):

	Capital	Operating
	Leases	Leases

2010	$3.8	$16.6
2011	3.9	11.9
2012	3.8	7.5
2013	2.3	6.2
2014	0.2	4.9
Thereafter	—	41.9

Total minimum lease payments	14.0	$89.0

Less: imputed interest	(0.9)

Present value of minimum lease payments	$13.1

Total rent expense applicable to operating leases was $33.1 million, $35.3 million and $26.7 million in fiscal years 2009, 2008 and 2007, respectively. A majority of our leases provide that we pay taxes, maintenance, insurance and certain other operating expenses.

12.	Financial Instruments

We are exposed to certain risks relating to our ongoing business operations. The primary risks managed by using derivative instruments are commodity price risk, foreign currency exchange risk and interest rate risk. We record all derivative instruments at fair value as either assets or liabilities in our Consolidated Balance

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

Sheets. Derivative instruments are designated and accounted for as either a hedge of a recognized asset or liability (“fair value hedge”), a hedge of a forecasted transaction (“cash flow hedge”), or they are not designated as a hedge. Cash flows from derivatives used to manage commodity, foreign currency exchange or interest rate risks are classified as operating activities.

For cash flow hedges, changes in fair value are deferred in accumulated other comprehensive loss (“AOCL”) until the underlying hedged item is recognized in earnings. For fair value hedges, changes in fair value are recognized immediately in earnings, consistent with the underlying hedged item. Hedging transactions are limited to an underlying exposure. As a result, any change in the value of our derivative instruments would be substantially offset by an opposite change in the value of the underlying hedged items. Hedging ineffectiveness and a net earnings impact occur when the change in the value of the hedge does not offset the change in the value of the underlying hedged item. If the derivative instrument is terminated, we continue to defer the related gain or loss and include it as a component of the cost of the underlying hedged item. Upon determination that the underlying hedged item will not be part of an actual or forecasted transaction, we recognize the related gain or loss in earnings immediately.

We also use derivatives for which hedge accounting is not elected. We account for such derivatives at fair value with the resulting gains and losses reflected in our Consolidated Statements of Income. Our corporate policy prohibits the use of derivative instruments for trading or speculative purposes, and we have procedures in place to monitor and control their use.

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

Commodity Prices.  We are subject to commodity price risk because our ability to recover increased costs through higher pricing may be limited in the competitive environment in which we operate. This risk is managed through the use of fixed-price purchase orders, pricing agreements, geographic diversity and derivatives. We use derivatives, with terms of no more than three years, to economically hedge price fluctuations related to a portion of our anticipated commodity purchases, primarily for aluminum, natural gas and diesel fuel. For those derivatives that qualify for hedge accounting, any ineffectiveness is recorded immediately. We classify both the earnings and cash flow impact from these derivatives consistent with the underlying hedged item. During the next 12 months, we expect to reclassify net gains of $30.7 million related to cash flow hedges of commodity transactions from AOCL into earnings. Derivatives used to hedge commodity price risk that do not qualify for hedge accounting are marked-to-market each period and reflected in our Consolidated Statements of Income.

Our open commodity derivative contracts that qualify for hedge accounting had a face value of $122.6 million as of the end of fiscal year 2009 and $44.8 million as of the end of fiscal year 2008. There were no open commodity derivative contracts that did not qualify for hedge accounting as of the end of fiscal year 2009 or fiscal year 2008.

Foreign Currency Exchange.  Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in our Consolidated Statements of Income as incurred. We use foreign currency derivative contracts to hedge the volatility of foreign currency rates for purchases of raw materials for which payment is settled in a currency other than our local operations’ functional currency. As of the end of fiscal year 2009, there were no foreign currency derivatives outstanding. As of the end of fiscal year 2008, foreign currency derivatives had a total face value of $46.1 million.

Interest Rates.  In anticipation of long-term debt issuances, we enter into treasury rate lock instruments and forward starting swap agreements. We account for these treasury rate lock instruments and forward

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

starting swap agreements as cash flow hedges, as each hedges against the variability of interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt. These treasury rate locks and the forward starting swap agreements are considered highly effective in eliminating the variability of cash flows associated with the forecasted debt issuances. During the fourth quarter of 2009, we terminated $250 million of interest rate swap agreements that had qualified as cash flow hedges based on our determination that interest payments associated with a forecasted debt issuance for which the interest rate swap was designated was probable not to occur. Net proceeds of $33.0 million from this transaction was recorded in interest expense, net in the accompanying consolidated financial statements. There were no interest rate swaps designed as cash flow hedges outstanding as of the end of fiscal year 2009 and at the end of fiscal year 2008 the notional amount of interest rate swaps outstanding was $250 million.

In fiscal year 2009, we entered into interest rate swap contracts to convert a portion of our fixed-rate debt to floating rate debt, with the objective of reducing overall borrowing costs. We account for these swaps as fair value hedges, since they hedge against the change in fair value of fixed-rate debt resulting from fluctuations in interest rates. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. The notional amount of the interest rate swaps designated as fair value hedges outstanding was $350 million as of the end of fiscal year 2009. There were no open interest rate swaps designated as fair value hedges outstanding as of the end of fiscal year 2008.

The location and amounts of derivative fair values in our Consolidated Balance Sheets as of the end of fiscal years 2009 and 2008 were as follows (in millions):

	Asset Derivatives
	End of Fiscal Year 2009		End of Fiscal Year 2008
Derivatives Designated as	Balance Sheet	Fair	Balance Sheet	Fair
Hedging Instruments	Location	Value	Location	Value

Interest rate contracts	Other assets	$3.1	Other assets	$—
Foreign exchange contracts	Other current assets	—	Other current assets	8.9
Commodity contracts	Other current assets	31.4	Other current assets	—
Commodity contracts	Other assets	17.1	Other assets	—

Total asset derivatives		$51.6		$8.9

	Liability Derivatives
	End of Fiscal Year 2009		End of Fiscal Year 2008
Derivatives Designated as	Balance Sheet	Fair	Balance Sheet	Fair
Hedging Instruments	Location	Value	Location	Value

Interest rate contracts	Other liabilities	$—	Other liabilities	$34.3
Commodity contracts	Payables and other		Payables and other
	current liabilities	0.7	current liabilities	4.9

Total liability derivatives		$0.7		$39.2

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

The location and amounts of derivative gains and losses in our Consolidated Statements of Income for the fiscal year 2009 and 2008 were as follows (in millions):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives (a)		Location of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCL into Income (a)
Derivatives in Cash Flow	Fiscal Year		Reclassified from	Fiscal Year
Hedging Relationships	2009	2008	AOCL into Income	2009	2008

Interest rate contracts	$67.3	$(34.3)	Interest expense, net	$32.5	$0.5
Foreign exchange contracts	1.7	12.4	Cost of goods sold	10.6	(3.5)
Commodity contracts	51.0	(5.2)	Cost of goods sold	6.3	0.4

Total	$120.0	$(27.1)	Total	$49.4	$(2.6)

(a)	The ineffective portion of the change in fair value was $8.0 million for fiscal year 2009. The amount of ineffectiveness was not material to our results for fiscal year 2008.

	Location of Gain	Amount of Gain Recognized in Income on Derivatives
Derivatives in Fair Value	Recognized in Income	Fiscal Year
Hedging Relationships	on Derivatives	2009	2008

Interest rate contracts	Interest expense, net	$6.1	$2.7

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Derivatives(b)
Derivatives Not Designated	Recognized in Income	Fiscal Year
as Hedging Instruments	on Derivatives	2009	2008

Commodity contracts	Cost of goods sold	$(1.6)	$(0.4)
Commodity contracts	SD&A expenses	(0.7)	—
Investment contracts	SD&A expenses	3.4	(2.9)

	Total	$1.1	$(3.3)

(b)	Includes both realized and unrealized gains and losses.

Other Financial Instruments.  The carrying amounts of other financial assets and liabilities, including cash and cash equivalents, accounts receivable, payables and other current liabilities, approximate fair values due to their short maturity.

The fair value of our floating rate debt as of the end of fiscal year 2009 and end of fiscal year 2008 approximated its carrying amount. Our fixed-rate debt, which includes capital lease obligations, had a carrying amount of $1,991.1 million and an estimated fair value of $2,123.4 million as of the end of the fiscal year 2009. Our fixed-rate debt, which includes capital lease obligations, had a carrying amount of $1,800.7 million and an estimated fair value of $1,807.9 million as of fiscal year end 2008. The fair value of the fixed-rate debt was based upon quotes from financial institutions for instruments with similar characteristics or upon discounting future cash flows.

13.	Fair Value Measurements

The Fair Value Measurements and Disclosures define and establish a framework for measuring fair value and expands disclosure about fair value measurements. Furthermore, they specify a hierarchy of valuation

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect our own assumptions of market participant valuation (unobservable inputs). We have categorized our assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. If the inputs used to measure fair value fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement.

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

The following table summarizes our assets and liabilities measured at fair value on a recurring basis as of the end of the fiscal year 2009 (in millions):

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	End of	Identical	Observable	Unobservable
	Fiscal Year	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Deferred compensation plan assets	$1.5	$1.5	$—	$—
Derivative assets	51.6	—	51.6	—

Total assets	$53.1	$1.5	$51.6	$—

Deferred compensation plan liabilities	$41.7	$—	$41.7	$—
Derivative liabilities	0.7	—	0.7	—

Total liabilities	$42.4	$—	$42.4	$—

Deferred compensation plan assets and liabilities.  We maintain a self-directed, non-qualified deferred compensation plan for certain executives and other highly compensated employees. In addition, we maintain

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

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

14.	Pension and Other Postretirement Plans

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

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

The following tables outline the changes in benefit obligations and fair values of plan assets for our pension plans and postretirement benefits other than pensions and reconcile the pension plans’ funded status to the amounts recognized in our Consolidated Balance Sheets as of the end of fiscal years 2009 and 2008 (in millions):

	Pension Plans		Other Postretirement Plan
	2009	2008	2009	2008

Change in Benefit Obligation:

Benefit obligation as of the beginning of fiscal year	$198.7	$177.4	$18.6	$18.4
Service cost	4.2	4.3	—	0.1
Interest cost	11.7	13.7	1.0	1.3
Plan participant contributions	—	—	1.0	1.4
Amendments	2.3	1.7	—	—
Plan transfer to CABCORP joint venture	(11.9)	—	—	—
Actuarial (gain) loss	(0.9)	12.9	(1.4)	(0.2)
Benefits paid	(8.4)	(11.3)	(2.1)	(2.4)

Benefit obligation as of the end of fiscal year	$195.7	$198.7	$17.1	$18.6

Change in Fair Value of Plan Assets:

Plan assets as of the beginning of fiscal year	$133.3	$192.2	$—	$—
Actual return on plan assets	32.1	(52.7)	—	—
Plan participant contributions	—	—	1.0	1.4
Plan transfer to CABCORP joint venture	(7.4)	—	—	—
Employer contributions	21.3	5.1	1.1	1.0
Benefits paid	(8.4)	(11.3)	(2.1)	(2.4)

Plan assets as of the end of fiscal year	$170.9	$133.3	$—	$—

Funded status	$(24.8)	$(65.4)	$(17.1)	$(18.6)

Amounts Recognized:
Payables and other current liabilities	$(0.2)	$(0.3)	$(1.4)	$(1.5)
Other liabilities	(24.6)	(65.1)	(15.7)	(17.1)

Net amount recognized	$(24.8)	$(65.4)	$(17.1)	$(18.6)

The change in benefit obligations and the change in the fair value of plan assets in the table above reflect the 12 month period from January 1, 2009 through December 31, 2009 and the 15 month period from October 1, 2007 through December 31, 2008. As of the beginning of fiscal year 2008, we were required to measure our plans’ assets and liabilities as of the end of our fiscal year instead of the previous measurement date of September 30. As a result of the measurement date implementation, we recorded a $0.2 million decrease to the beginning balance in retained income on the Consolidated Balance Sheet. As a result of the formation of a strategic joint venture with CABCORP, we transferred the Puerto Rico Pension Plans assets and liabilities to the CABCORP joint venture in fiscal year 2009 (see Note 2 to the Consolidated Financial Statements for further discussion).

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the net prior service cost (credit) and net actuarial loss (gain) deferred into “Accumulated other comprehensive loss” and reclassified to income in fiscal year 2009 (in millions):

		Other
	Pension	Postretirement
	Plan	Plan	Total

Net Prior Service Cost (Credit), net of tax

Balance as of the beginning of fiscal year	$2.4	$(0.4)	$2.0
Deferral of net prior service cost in accumulated other comprehensive loss	1.5	—	1.5
Reclassification of net prior service cost to income	(0.4)	0.1	(0.3)

Balance as of the end of fiscal year	$3.5	$(0.3)	$3.2

Net Actuarial Loss (Gain), net of tax

Balance as of the beginning of fiscal year	$72.2	$(3.2)	$69.0
Deferral of net actuarial losses in accumulated other comprehensive loss	(11.4)	(0.9)	(12.3)
Plan transfer to CABCORP joint venture	(6.5)	—	(6.5)
Reclassification of net actuarial (losses) gains to income	(2.6)	0.6	(2.0)

Balance as of the end of fiscal year	$51.7	$(3.5)	$48.2

The pre-tax amount of net prior service cost and net actuarial loss for our pension plans expected to be reclassified into income during fiscal year 2010 are $0.7 million and $3.9 million, respectively. The pre-tax amount of net actuarial gain for our other postretirement plan expected to be reclassified into income during fiscal year 2010 is $0.8 million. The amount of net prior service credit expected to be reclassified into income for the other postretirement plan is not material.

Net periodic pension and other postretirement benefit costs for fiscal years 2009, 2008 and 2007 included the following components (in millions):

				Other Postretirement
	Pension Benefit Costs			Benefit Costs
	2009	2008	2007	2009	2008	2007

Service cost	$4.2	$3.5	$3.4	$—	$—	$—
Interest cost	11.7	11.1	10.7	1.0	1.1	1.1
Expected return on plan assets	(15.0)	(15.3)	(14.7)	—	—	—
Amortization of net loss	4.1	1.6	2.8	(1.0)	(1.2)	(0.8)
Amortization of prior service cost	0.6	0.4	0.3	—	—	—

Net periodic cost	$5.6	$1.3	$2.5	$—	$(0.1)	$0.3

Accumulated other comprehensive loss amounts are reflected in the Consolidated Balance Sheets net of taxes of $30.0 million and $41.4 million as of the end of fiscal years 2009 and 2008, respectively. We adopted the required measurement date provisions as of the beginning of fiscal year 2008 thereby changing our measurement date from September 30 to December 31.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

Pension costs are funded in amounts not less than minimum levels required by regulation. The principal economic assumptions used in the determination of net periodic pension cost and benefit obligations were as follows:

Net Periodic Pension Cost:	2009	2008	2007

Discount rates	6.23%	6.49%	6.16%
Expected long-term rates of return on assets	8.50%	8.50%	8.50%

Benefit Obligation:	2009	2008	2007

Discount rates	6.47%	6.23%	6.49%
Expected long-term rates of return on assets	8.50%	8.50%	8.50%

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

A 100 basis point increase in the discount rate would decrease our annual pension expense by $0.8 million. A 100 basis point decrease in the discount rate would increase our annual pension expense by $1.0 million.

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

Plans with Liabilities in Excess of Plan Assets.  The following table provides information for those pension plans with a projected benefit obligation and accumulated benefit obligation in excess of plan assets (in millions):

	2009	2008

Projected benefit obligation	$195.7	$198.7
Accumulated benefit obligation	195.7	198.7
Fair value of plan assets	170.9	133.3

Plan Assets.  The plan’s assets are invested in the PepsiAmericas Defined Benefit Master Trust (“Master Trust”). The Master Trust’s investment objectives are to seek capital appreciation with a level of current income and long-term income growth. Broad diversification by security and moderate diversification by asset class are achieved by investing in domestic and international equity index funds, domestic bond index funds and money market funds. The Master Trust’s target investment allocations are 60 percent to 75 percent equities, 25 percent to 35 percent bonds, and up to 5 percent in other assets. The Master Trust does not hold any of our common stock.

The index funds are stated at fair value, based on the fair value of the underlying assets. Pricing of the index funds is performed daily based on changes in the related index. The index funds are not exchange-traded and, therefore, they have been classified as Level 2 investments.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

The fair value of the pension plans’ assets at December 31, 2009, by asset category are as follows (in millions):

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	End of	Identical	Observable	Unobservable
	Fiscal Year	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Domestic equity and other securities	$90.5	$—	$90.5	$—
International equity securities	25.9	—	25.9	—
Domestic debt securities	44.5	—	44.5	—
Cash and cash equivalents	10.0	10.0	—	—

Total assets	$170.9	$10.0	$160.9	$—

Domestic equity and other securities.  Domestic equity and other securities are primarily investments in common collective trust funds that are indexed to the Standard & Poor’s (“S&P”) 500 Index and the Wilshire 4500 Completion Index. The S&P 500 Index and the Wilshire 4500 Completion Index together represent approximately 100 percent of the total U.S. equity market capitalization.

International equity securities.  International equity securities are investments in common collective trust funds that are indexed to the Morgan Stanley Capital International (“MSCI”) Europe Australasia Far East (“EAFE”) Index. The MSCI EAFE Index is a benchmark of international equity investments representing approximately 85 percent of the developed markets’ total capitalization.

Domestic debt securities.  Domestic debt securities are investments in common collective trust funds that are indexed to the broad U.S. bond market. The funds contain investment grade bonds of U.S. issuers from diverse industries, including treasury, agency, corporate, mortgage-backed and asset-backed securities.

Health care assumptions.  The principal economic assumptions used in the determination of net periodic benefit cost for the postretirement benefit plan were as follows:

Net Periodic Benefit Cost:	2009	2008	2007

Discount rates	6.18%	6.34%	5.97%
Health care cost trend rate assumed for next year	9.00%	9.00%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.00%	5.00%	5.00%
Year that the rate reached the ultimate trend rate	2017	2012	2011

Benefit Obligation:	2009	2008	2007

Discount rates	5.95%	6.18%	6.34%
Health care cost trend rate assumed for next year	8.50%	9.00%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	5.00%	5.00%	5.00%
Year that the rate reached the ultimate trend rate	2017	2017	2012

Expected plan contributions.  In fiscal years 2009, 2008 and 2007, we made contributions to our pension plans of $21.2 million, $4.0 million and $0.9 million, respectively. In fiscal year 2010, we expect to make contributions to our pension plans of approximately $5.0 million to $10.0 million.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

Expected benefit payments.  The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

		Other
	Pension	Postretirement
Year	Benefits	Benefits

2010	9.3	1.2
2011	9.8	1.4
2012	10.3	1.4
2013	11.1	1.4
2014	11.7	1.4
2015 - 2019	69.4	6.8

Expected benefit payments for the postretirement plan are inclusive of a Medicare subsidy.

Company-sponsored defined contribution plans.  Substantially all U.S. salaried employees and certain U.S. hourly employees participate in voluntary, contributory defined contribution plans to which we make partial matching contributions. Also, in connection with the aforementioned freeze of our pension plans, we began making supplemental contributions in 2002 to substantially all U.S. salaried employees’ and eligible hourly employees’ 401(k) accounts, regardless of the level of each employee’s contributions. In addition, we make contributions to a supplemental, non-qualified, deferred compensation plan that provides eligible U.S. executives with the opportunity for contributions that could not be credited to their individual 401(k) accounts due to Internal Revenue Code limitations. The expense recorded amounted to $23.4 million, $23.4 million and $20.6 million in fiscal years 2009, 2008 and 2007, respectively.

Multi-employer pension plans.  We participate in a number of multi-employer pension plans, which provide benefits to certain union employee groups. Amounts contributed to the plans totaled $6.1 million, $6.3 million and $5.2 million in fiscal years 2009, 2008 and 2007, respectively. In fiscal year 2009, we recorded a $3.4 million loss related to our decision to exit a multi-employer pension plan in the U.S. in “SD&A expenses.” Our share of contributions to the plan we exited are expected to be made over the next twenty years.

Multi-employer postretirement medical and life insurance.  We participate in a number of multi-employer postretirement plans, which provide health care and survivor benefits to union employees during their working lives and after retirement. Portions of the benefit contributions, which cannot be disaggregated, relate to postretirement benefits for plan participants. Total amounts charged against income and contributed to the plans (including benefit coverage during participating employees’ working lives) amounted to $23.0 million, $21.7 million and $19.2 million in fiscal years 2009, 2008 and 2007, respectively.

15.	Stock Repurchase Program

During fiscal years 2009, 2008 and 2007, we repurchased a total of 2.7 million, 5.7 million and 2.7 million shares of our common stock, respectively, for an aggregate purchase price of $45.2 million, $135.0 million and $59.4 million, respectively. The purchases of these shares were made pursuant to the share repurchase program previously authorized by our Board of Directors. In fiscal year 2008, our Board of Directors authorized the repurchase of 10 million additional shares under our previously authorized repurchase program. As of fiscal year end 2009, the total remaining shares authorized under the repurchase program was 8.8 million shares.

16.	Share-Based Compensation

Our 2000 Stock Incentive Plan (the “2000 Plan”), originally approved by shareholders in fiscal year 2000, provides for granting incentive stock options, nonqualified stock options, related stock appreciation rights,

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

restricted stock awards, restricted stock units, performance awards or any combination of the foregoing. These awards have various vesting provisions. All awards vest immediately upon a change in control as defined by the 2000 Plan.

Generally, outstanding nonqualified stock options are exercisable during a ten-year period beginning one to three years after the date of grant. The exercise price of all options is equal to the fair market value on the date of grant. We generally use treasury stock to satisfy option exercises. There are no outstanding stock appreciation rights under the 2000 Plan as of the end of fiscal year 2009.

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

Under the 2000 Plan, 14 million shares were originally reserved for share-based awards. As of the end of fiscal year 2009, there were 2,063,100 shares available for future grants.

Our Stock Incentive Plan (the “1982 Plan”), originally established and approved by the shareholders in 1982, has been subsequently amended from time to time. Most recently in 1999, the shareholders approved an allocation of additional shares to this plan. The types of awards and terms of the 1982 Plan are similar to the 2000 Plan. As of the end of fiscal year 2009, only stock options were outstanding under the 1982 Plan and such options are included in the table below.

Changes in options outstanding are summarized as follows:

	Options Outstanding
			Weighted-
		Range of	Average
Options	Shares	Exercise Prices	Exercise Price

Balance, fiscal year end 2006	5,243,286	$10.81 - 22.63	$17.11
Exercised	(3,404,899)	10.81 - 22.63	17.93
Forfeited	(20,145)	12.01 - 18.92	18.03

Balance, fiscal year end 2007	1,818,242	10.81 - 22.63	15.57
Exercised	(179,208)	11.26 - 22.63	17.22
Forfeited	(15,455)	12.75 - 19.53	16.85

Balance, fiscal year end 2008	1,623,579	10.81 - 22.63	15.38
Exercised	(547,664)	11.26 - 18.92	14.23
Forfeited	(179,090)	12.01 - 22.63	21.31

Balance, fiscal year end 2009	896,825	10.81 - 22.63	14.89

The Black-Scholes model was used to estimate the grant date fair values of options. There were no options granted during fiscal years 2009, 2008 and 2007. We recorded $0.3 million ($0.2 million net of taxes)

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

of compensation expense related to options in SD&A expenses in the Consolidated Statements of Income for fiscal year 2007 related to the fiscal year 2004 option grant. No compensation expense was recorded for options in fiscal years 2009 or 2008 because all outstanding options were fully vested during the first quarter of 2007. The total intrinsic value of options exercised during fiscal years 2009, 2008 and 2007 was $6.7 million, $1.4 million and $33.2 million, respectively. The total intrinsic value of fully vested options as of the end of fiscal year 2009 was $12.9 million.

The following table summarizes information regarding stock options outstanding and exercisable as of the end of fiscal year 2009:

	Options Outstanding and Exercisable
		Weighted-Average	Weighted-
Range of	Options	Remaining Life	Average
Exercise Prices	Outstanding	(in years)	Exercise Price

$10.81 - 12.75	531,209	3.2	$12.35
14.53 - 16.48	48,677	2.2	16.31
18.92	316,939	5.1	18.92

Total Options	896,825	3.8	14.89

Changes in nonvested restricted stock awards are summarized as follows:

			Weighted-Average
		Range of Grant-Date	Grant-Date Fair
Nonvested Shares	Shares	Fair Value	Value

Balance, fiscal year end 2006	2,140,631	$18.92 - 24.83	$22.62
Granted	990,278	22.11	22.11
Vested	(532,352)	18.92 - 24.31	20.00
Forfeited	(134,658)	18.92 - 24.31	22.76

Balance, fiscal year end 2007	2,463,899	22.11 - 24.31	22.96
Granted	960,973	26.30	26.30
Vested	(731,794)	22.52 - 26.30	22.65
Forfeited	(42,457)	22.11 - 26.30	23.87

Balance, fiscal year end 2008	2,650,621	22.11 - 26.30	24.24
Granted	1,450,412	16.69	16.69
Vested	(852,145)	16.69 - 26.30	23.94
Forfeited	(24,691)	22.11 - 26.30	24.12

Balance, fiscal year end 2009	3,224,197	16.69 - 26.30	20.92

The weighted-average fair value (at the date of grant) for restricted stock awards granted in fiscal years 2009, 2008 and 2007 was $16.69, $26.30 and $22.11, respectively. We recognized compensation expense of $22.0 million ($13.9 million net of taxes), $20.3 million ($12.8 million net of taxes) and $18.0 million ($11.8 million net of taxes) in fiscal years 2009, 2008 and 2007, respectively, related to restricted stock award grants. The fair value of restricted stock awards that vested during fiscal years 2009, 2008 and 2007 was $13.9 million, $18.7 million and $10.6 million, respectively.

We grant restricted stock units to key members of management in CEE. In fiscal years 2009, 2008 and 2007, we granted 209,560, 149,574 and 83,675 restricted stock units, respectively, at a weighted-average fair value of $16.69, $26.30 and $22.11, respectively, on the date of grant. We recognized compensation expense of $3.9 million ($2.5 million net of taxes), $0.2 million ($0.2 million net of taxes) and $3.5 million

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

($2.3 million net of taxes) in fiscal years 2009, 2008 and 2007, respectively, related to restricted stock unit grants. Based on the nature of these awards, related compensation expense varies with the underlying value of our common stock. There were 365,133 restricted stock units outstanding as of the end of fiscal year 2009. During fiscal year 2009, 59,150 restricted stock units related to the 2006 grant vested, 70,710 restricted stock units related to the 2005 grant vested in 2008, and no restricted stock units vested in 2007.

Cash retained as a result of excess tax benefits relating to stock-based compensation is presented in cash flows from financing activities on the Consolidated Statement of Cash Flows. Tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were $2.5 million, $1.0 million and $12.5 million during fiscal years 2009, 2008 and 2007, respectively.

As of the end of fiscal year 2009, there was $29.7 million of total unrecognized compensation cost, net of estimated forfeitures of $2.3 million, related to nonvested stock-based compensation arrangements. This compensation cost is expected to be recognized over the next 1.7 years on a weighted-average basis, except as discussed below.

The Plan contains a change in control provision that would cause the unvested restricted stock awards and units to be immediately vested under certain circumstances outlined in the Plan document. The merger agreement we entered into with PepsiCo and Metro, dated August 3, 2009, contemplates a change in control and, upon completion of the merger, will result in the immediate recognition of all previously unrecognized compensation expense as well as incremental compensation expense based on the current fair value.

17.	Shareholder Rights Plan and Preferred Stock

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

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

•	A “Distribution Date” (as defined in the rights agreement) will not occur solely by reason of the execution, delivery and performance of the merger agreement or the consummation of any of the transactions contemplated by such merger agreement.

Prior to the acquisition of 15 percent or more of our stock, the Rights can be redeemed by the Board of Directors for one cent per Right. Our Board of Directors also is authorized to reduce the threshold to 10 percent. As amended, the Rights will expire on May 20, 2010. The Rights do not have voting or dividend rights, and until they become exercisable, they have no dilutive effect on our per-share earnings. Based on the recommendation of PAS’ transactions committee to PAS’ board of directors to approve and declare advisable the merger agreement with PepsiCo and Metro, dated August 3, 2009, and the transactions contemplated by the merger agreement and to recommend that PAS stockholders vote for approval of the proposal to adopt the merger agreement, the merger has been approved by a majority of PAS’ independent directors as defined under the Second Amended and Restated Shareholder Agreement by and between PAS and PepsiCo, dated September 6, 2005 (the “PAS Shareholder Agreement”). Therefore, the merger will constitute a “permitted acquisition” as defined under the PAS Shareholder Agreement and will not trigger distribution of the rights under the rights agreement.

We have 12.5 million authorized shares of Preferred Stock. There is no Preferred Stock issued or outstanding.

18.	Supplemental Cash Flow Information

Net cash provided by operating activities reflected cash payments and receipts for interest and income taxes as follows (in millions):

	2009	2008	2007

Interest paid	$102.1	$117.8	$104.4
Interest received	5.3	6.8	3.1
Income taxes paid	83.4	70.4	115.5
Income tax refunds	0.6	15.9	1.9

During fiscal year 2009, we received $33.0 million from an interest rate swap that we terminated. The gain was recorded as a reduction to “Interest expense, net” in the Consolidated Statement of Income. The cash receipt from the interest rate swap is not reflected in the table above.

19.	Environmental and Other Commitments and Contingencies

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

As of the end of fiscal year 2009 and 2008, we had accrued $30.4 million and $36.1 million, respectively, to cover potential indemnification obligations. Of the total amount accrued, $11.9 million was recorded in “Payables and other current liabilities” on the Consolidated Balance Sheets representing estimates of amounts to be spent during the next twelve months. This indemnification obligation includes costs associated with several sites in various stages of remediation or negotiations. At the present time, the most significant remaining indemnification obligation is associated with the Willits site, as discussed below, while no other single site has significant estimated remaining costs associated with it. The amounts exclude possible insurance recoveries and are determined on an undiscounted cash flow basis. The estimated indemnification liabilities include expenses for the investigation and remediation of identified sites, payments to third parties for claims and expenses (including product liability), administrative expenses, and the expenses of on-going evaluations and litigation. We expect a significant portion of the accrued liabilities will be spent during the next several years.

Included in our indemnification obligations is financial exposure related to certain remedial actions required at a facility that manufactured hydraulic and related equipment in Willits, California. Various chemicals and metals contaminate this site. A final consent decree was issued in August 1997 and subsequently amended in December 2000 and 2006 in the case of the People of the State of California and the City of Willits, California v. Remco Hydraulics, Inc. The final consent decree established a trust (the “Willits Trust”) which is obligated to investigate and clean up this site. We are currently funding the Willits Trust and the investigation and interim remediation costs on a year-to-year basis as required in the final amended consent decree. We have accrued $8.1 million as of the end of fiscal year 2009 for future remediation and trust administration costs, with the majority of this amount expected to be spent over the next several years.

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

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Discontinued Operations — Insurance.  During fiscal year 2002, as part of a comprehensive program concerning environmental liabilities related to the former Whitman Corporation subsidiaries, we purchased new insurance coverage related to the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries. In addition, a trust, which was established in 2000 with the proceeds from an insurance settlement (the “Trust”), purchased and funded insurance coverage for remedial and other costs (“Finite Funding”) related to the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries.

Essentially all of the assets of the Trust were expended by the Trust in connection with the purchase of the insurance coverage, the Finite Funding and related expenses. These actions were taken to fund remediation and related costs associated with the sites previously owned and operated or impacted by Pneumo Abex and its subsidiaries and to protect against additional future costs in excess of our self-insured retention. The original amount of self-insured retention (the amount we must pay before the insurance carrier is obligated to begin payments) was $114.0 million of which $65.1 million has been eroded, leaving a remaining self-insured retention of $48.9 million as of the end of fiscal year 2009. The estimated range of aggregate exposure related only to the remediation costs of such environmental liabilities is approximately $16 million to $26 million. We had accrued $17.6 million as of the end of fiscal year 2009 for remediation costs, which is our best estimate of the contingent liabilities related to these environmental matters. The Finite Funding may be used to pay a portion of the $17.6 million and thus reduces our future cash obligations. Amounts recorded in our Consolidated Balance Sheets related to Finite Funding were $7.6 million as of the end of fiscal year 2009 and $9.9 million as of the end of fiscal year 2008 and were recorded in “Other assets,” net of $4.2 million recorded in “Other current assets” as of the end of each respective period.

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

Four lawsuits have been filed in California, which name several defendants including certain of our prior subsidiaries. The lawsuits allege that we and our former subsidiaries are liable for personal injury and/or property damage resulting from environmental contamination at the Willits facility. The plaintiffs in the lawsuits are seeking an unspecified amount of damages, punitive damages, injunctive relief and medical monitoring damages. On June 18, 2009, the Court dismissed all remaining Avila claims. In July 2009, 592 plaintiffs appealed various Court orders. There are currently 590 plaintiffs with appeals that are pending. We will actively oppose these appeals, and we are actively defending these lawsuits. At this time, we do not believe these lawsuits are material to our business or financial condition.

As of the end of fiscal years 2009 and 2008, we had accrued $5.3 million and $5.1 million, respectively, related to product liability. These accruals primarily relate to probable asbestos claim settlements and legal defense costs. We also have additional amounts accrued for legal and other costs associated with currently open claims and their related costs. These amounts are included in the total liabilities of $30.4 million accrued as of the end of fiscal year 2009. In addition to the known and probable asbestos claims, we may be subject to additional asbestos claims that are possible for which no reserve had been established as of the end of fiscal year 2009. These additional reasonably possible claims are primarily asbestos-related and the aggregate exposure related to these possible claims is estimated to be in the range of $4 million to $17 million. These

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

amounts are undiscounted and do not reflect any insurance recoveries that we will pursue from insurers for these claims.

Certain Litigation Matters.  Following the public announcement, on April 20, 2009, of PepsiCo’s proposals on April 19, 2009 to acquire the outstanding shares of PAS common stock that it did not already own for $11.64 in cash and 0.223 shares of PepsiCo common stock per share of PAS common stock and to acquire the outstanding shares of The Pepsi Bottling Group, Inc. (“PBG”) common stock that it did not already own for $14.75 in cash and 0.283 shares of PepsiCo common stock per share of PBG common stock, several putative stockholder class action complaints challenging the proposals were filed against various combinations of PepsiCo, PAS, PBG, and the individual members of the boards of directors of PAS and PBG. One of these complaints was amended following the public announcement of the merger agreements to include allegations concerning one of the proposed mergers.

Delaware Court of Chancery

Beginning on April 22, 2009, eight putative stockholder class action complaints challenging the April 19 proposals were filed against various combinations of PepsiCo, PAS and PBG and the individual members of the boards of directors of PAS and PBG in the Court of Chancery of the State of Delaware. The complaints alleged, among other things, that the defendants had breached or would breach their fiduciary duties owed to the public stockholders of PAS and PBG in connection with the April 19 proposals. On June 5, 2009, the Court of Chancery entered orders consolidating the actions relating to PepsiCo’s proposal to acquire PAS under the caption In re PepsiAmericas, Inc. Shareholders Litigation (C.A. No. 4530-VCS) (the “Consolidated Delaware PAS Action”), consolidating the actions relating to PepsiCo’s proposal to acquire PBG under the caption In re The Pepsi Bottling Group, Inc., Shareholders Litigation (C.A. No. 4526-VCS) (the “Consolidated Delaware PBG Action”), appointing co-lead counsel and co-lead plaintiffs in each consolidated action, and providing for coordination between the two consolidated actions.

On June 19, 2009, co-lead plaintiffs in the Consolidated Delaware PAS Action filed a verified consolidated class action complaint. The complaint seeks, among other things, damages and declaratory, injunctive, and other equitable relief alleging, among other things, that the defendants have breached or will breach their fiduciary duties owed to the public stockholders of PAS, that the April 19 proposals and the transactions contemplated thereunder were not entirely fair to the public stockholders, that PepsiCo retaliated against PAS and PBG for rejecting the April 19 proposals, that certain provisions of the certificate of incorporation of PAS are invalid and/or inapplicable to the April 19 proposals and the proposed mergers, and that PepsiCo’s pursuit of its acquisition of PAS violates the PAS Shareholder Agreement. Also on June 19, 2009, the co-lead plaintiffs in the Consolidated Delaware PBG Action filed a verified consolidated class action complaint. The complaint seeks, among other things, damages and declaratory, injunctive, and other equitable relief alleging, among other things, that the defendants have breached or will breach their fiduciary duties owed to the public stockholders of PBG, that the April 19 proposals and the transactions contemplated thereunder were not entirely fair to the public stockholders, that PepsiCo had retaliated or would retaliate against PAS and PBG for rejecting the April 19 proposals, and that certain provisions of the certificate of incorporation of PBG are invalid and/or inapplicable to the April 19 proposals and the proposed mergers. On July 23, 2009, co-lead plaintiffs in the Consolidated Delaware PBG Action and the Consolidated Delaware PAS Action filed separate motions for partial summary judgment concerning their allegations relating to the certificates of incorporation of PBG and PAS and the PAS Shareholder Agreement.

On August 31, 2009, the Court of Chancery entered a Stipulation and Order Governing the Protection and Exchange of Confidential Information in each of the Consolidated Delaware PAS Action and the Consolidated Delaware PBG Action. Shortly thereafter, defendants began producing documents to co-lead plaintiffs in these actions. On November 20, 2009, the parties to the Consolidated Delaware PAS Action and to the Consolidated Delaware PBG Action entered into the Stipulation and Agreement of Compromise, Settlement, and Release described below.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

Minnesota State Court

Beginning on April 20, 2009, three putative stockholder class action complaints challenging the April 19 proposals were filed against PepsiCo, PAS, and PAS’ board of directors in the District Court of the State of Minnesota, County of Hennepin. The complaints seek, among other things, damages and declaratory, injunctive, and other equitable relief alleging, among other things, that the defendants have breached or will breach their fiduciary duties owed to the public stockholders, that PepsiCo possessed material, non-public information concerning PAS, and that the April 19 proposals and the transactions contemplated thereunder were not entirely fair to the public stockholders. On June 24, 2009, the parties to the three Minnesota actions entered into a stipulation consolidating and staying the Minnesota actions in favor of the Consolidated Delaware PAS Action. On June 29, 2009, the court entered an order consolidating and staying the Minnesota actions pending resolution of the Consolidated Delaware PAS Action.

On September 23, 2009, one of the plaintiffs in the Minnesota actions filed a notice of dismissal voluntarily dismissing the action captioned Leone v. PepsiAmericas, Inc. (No. 27-CV-099196). On November 20, 2009, the parties to the two remaining Minnesota actions entered into the Stipulation and Agreement of Compromise, Settlement, and Release described below.

New York State Court

Westchester County Actions

Beginning on April 29, 2009, two putative stockholder class action complaints challenging the April 19 proposals were filed against various combinations of PepsiCo, PAS, PBG, and the members of PBG’s board of directors in the Supreme Court of the State of New York, County of Westchester. The complaints seek, among other things, damages and declaratory, injunctive, and other equitable relief alleging, among other things, that the defendants have breached or will breach their fiduciary duties owed to the public stockholders of PAS and PBG, that the April 19 proposals and the transactions contemplated thereunder were not entirely fair to the public stockholders of PAS and PBG, and that the defensive measures implemented by PBG were not being used to maximize stockholder value. On June 8, 2009, the defendants filed motions to dismiss or stay the actions in favor of the previously filed actions pending in the Delaware Court of Chancery.

On October 19, 2009, the parties to the two Westchester County actions entered into a stipulation staying the Westchester County actions in favor of the Consolidated Delaware PAS Action and the Consolidated Delaware PBG Action. On October 21, 2009, the court entered an order staying the two Westchester County actions pending resolution of the Consolidated Delaware PAS Action and the Consolidated Delaware PBG Action. On November 20, 2009, the parties to the two Westchester County actions entered into the Stipulation and Agreement of Compromise, Settlement, and Release described below.

New York County Action

On May 8, 2009, a putative stockholder class action complaint was filed against PBG and the members of PBG’s board of directors other than John C. Compton and Cynthia M. Trudell in the Supreme Court of the State of New York, County of New York. The complaint alleged that the defendants had breached their fiduciary duties owed to the public stockholders of PBG by depriving those stockholders of the full and fair value of their shares by failing to accept PepsiCo’s April 19 proposal to acquire PBG or to negotiate with PepsiCo after that proposal was made and by adopting certain defensive measures. On June 8, 2009, the defendants moved to dismiss or to stay this action in favor of the previously filed actions pending in the Delaware Court of Chancery. The plaintiff failed to file a timely opposition to the motion. On August 10, 2009, the plaintiff filed an amended class action complaint, adding as defendants PepsiCo, Mr. Compton, and Ms. Trudell. The amended complaint seeks, among other things, damages and declaratory, injunctive, and other equitable relief alleging, among other things, that the defendants have breached or will breach their

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

fiduciary duties owed to the public stockholders of PBG and that the proposed PBG merger is not entirely fair to the public stockholders. On August 27, 2009 the defendants again moved to dismiss or stay this action in favor of the previously filed actions pending in the Delaware Court of Chancery.

On October 2, 2009, the parties to this action entered into a stipulation providing that this action should be voluntarily stayed for 45 days while plaintiff’s counsel conferred with co-lead counsel in the Consolidated Delaware PBG Action and that the defendants’ motion to dismiss or stay should be adjourned during the voluntary stay. Also on October 2, 2009, the court entered an order staying the New York County action for 45 days while plaintiff’s counsel conferred with co-lead counsel in the Consolidated Delaware PBG Action. On November 20, 2009, the parties to the New York County action entered into the Stipulation and Agreement of Compromise, Settlement, and Release described below. On December 2, 2009, the court entered an order staying the New York County action pending resolution of the Consolidated Delaware PBG Action.

Settlement of Stockholder Litigation

On November 20, 2009, the parties to the Consolidated Delaware PAS Action and the Consolidated Delaware PBG Action, as well as the parties to the two actions pending in the District Court of the State of Minnesota and to the three actions pending in the Supreme Court of the State of New York, entered into a Stipulation and Agreement of Compromise, Settlement, and Release (the “Settlement Stipulation”) to resolve all of these actions.

Pursuant to the Settlement Stipulation, and in exchange for the releases described below, defendants have taken or will take the following actions: (1) PepsiCo, PAS, and PBG have included and will continue to include co-lead counsel in the disclosure process (including providing them with the opportunities to review and comment on drafts of the preliminary and final proxy statements/prospectuses before they were or are filed with the Securities and Exchange Commission); (2) PepsiCo agreed to reduce the termination fee set forth in the PAS merger agreement from $71.6 million to $50 million; (3) PepsiCo agreed to reduce the termination fee set forth in the PBG merger agreement from $165.3 million to $115 million; (4) PepsiCo agreed to shorten the termination fee tail set forth in the PAS merger agreement from 12 months to 6 months; and (5) PepsiCo agreed to shorten the termination fee tail set forth in the PBG merger agreement from 12 months to 6 months. The settlement is conditioned on satisfaction by co-lead counsel that the disclosures made in connection with the PAS merger and the PBG merger are not materially omissive or misleading.

Pursuant to the Settlement Stipulation, the Consolidated Delaware PAS Action and the Consolidated Delaware PBG Action will be dismissed with prejudice on the merits, the plaintiffs in the Minnesota and New York actions will voluntarily dismiss those actions with prejudice, and all defendants will be released from any and all claims relating to, among other things, the PAS merger, the PBG merger, the PAS merger agreement, the PBG merger agreement, and any disclosures made in connection therewith. The Settlement Stipulation is subject to customary conditions, including consummation of both the PAS merger and the PBG merger, completion of certain confirmatory discovery, class certification, and final approval by the Court of Chancery of the State of Delaware following notice to the stockholders of PAS and PBG. On December 2, 2009, the Court of Chancery entered an order setting forth the schedule and procedures for notice to the stockholders of PAS and PBG and the court’s review of the settlement. The Court of Chancery scheduled a hearing for April 12, 2010, at which the court will consider the fairness, reasonableness, and adequacy of the settlement.

The settlement will not affect the form or amount of the consideration to be received by PAS stockholders in the PAS merger or by PBG stockholders in the PBG merger.

The defendants have denied and continue to deny any wrongdoing or liability with respect to all claims, events, and transactions complained of in the aforementioned litigation or that they have engaged in any wrongdoing. The defendants have entered into the Settlement Stipulation to eliminate the uncertainty, burden, risk, expense, and distraction of further litigation.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

Advertising commitments and exclusivity rights.  We have entered into various long-term agreements with our customers in which we pay the customers for the exclusive right to sell our products in certain venues. We have also committed to pay certain customers for advertising and marketing programs in various long-term contracts. These agreements typically range from one to ten years. As of the end of fiscal year 2009, we have committed approximately $85.9 million related to such programs and advertising commitments.

Purchase obligations.  Certain raw material contracts obligate us to purchase minimum volumes. In addition, PepsiCo has entered into various raw material contracts on our behalf pursuant to a shared services agreement in which PepsiCo provides procurement services to us. As of the end of fiscal year 2009, we had total purchase obligations of $36.0 million related to such raw material contracts.

20.	Segment Reporting

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

Upon execution of the subscription and share exchange agreement with CABCORP, we deconsolidated our Caribbean business. Our initial investment in the joint venture was recorded at its fair value of $143.0 million in “Other assets” on the Condensed Consolidated Balance Sheet. Beginning in the third quarter of 2009, earnings from the strategic joint venture with CABCORP are recorded in “Equity in net earnings (loss) of nonconsolidated companies” on the Condensed Consolidated Statements of Income and operating results for the Bahamas are included in our U.S. geographic segment.

Operating income is inclusive of special charges and adjustments of $11.1 million, $23.0 million and $6.3 million in fiscal years 2009, 2008 and 2007, respectively (see Note 5 for further discussion).

Non-operating assets are principally cash and cash equivalents, investments, net property and miscellaneous other assets. Long-lived assets represent net property, investments, net intangible assets and other miscellaneous assets. Selected financial information related to our geographic segments is shown below (in millions):

	Net Sales			Operating Income (Loss)
	2009	2008	2007	2009	2008	2007

U.S.	$3,405.2	$3,429.9	$3,384.9	$341.1	$333.8	$336.9
CEE	915.2	1,260.9	849.4	41.2	146.0	95.2
Caribbean	100.9	246.4	245.2	(1.4)	(6.6)	4.0

Total	$4,421.3	$4,937.2	$4,479.5	380.9	473.2	436.1

Interest expense, net				65.6	111.1	109.2
Loss from deconsolidation of business				25.8	—	—
Other expense, net				13.9	7.9	0.6

Income before income taxes and equity in net earnings (loss) of nonconsolidated companies				$275.6	$354.2	$326.3

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

	Capital Investments			Depreciation and Amortization
	2009	2008	2007	2009	2008	2007

U.S.	$104.2	$116.5	$190.4	$130.6	$136.8	$148.2
CEE	128.0	124.1	56.6	47.1	54.6	42.7
Caribbean	3.5	8.3	17.6	6.6	12.9	12.6

Total operating	$235.7	$248.9	$264.6	184.3	204.3	203.5

Non-operating				—	—	0.9

Total				$184.3	$204.3	$204.4

	Assets		Long-Lived Assets
	2009	2008	2009	2008

U.S.	$3,551.6	$3,173.3	$3,076.1	$2,968.2
CEE	1,389.5	1,469.8	1,026.8	1,051.8
Caribbean	—	191.3	—	108.0

Total operating	4,941.1	4,834.4	4,102.9	4,128.0
Non-operating	151.6	219.7	37.8	20.0

Total	$5,092.7	$5,054.1	$4,140.7	$4,148.0

21.	Related Party Transactions

Transactions with PepsiCo

PepsiCo is considered a related party due to the nature of our franchise relationship and PepsiCo’s ownership interest in us. As of the end of fiscal year 2009, PepsiCo beneficially owned approximately 43 percent of PepsiAmericas’ outstanding common stock. These shares are subject to a shareholder agreement with our company. As of the end of fiscal years 2009 and 2008, net amounts due from PepsiCo were $11.1 million and $5.2 million, respectively. During fiscal year 2009, approximately 83 percent of our total net sales were derived from the sale of PepsiCo products. We have entered into transactions and agreements with PepsiCo from time to time. Significant agreements and transactions between our company and PepsiCo are described below.

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

Bottling Agreements and Purchases of Concentrate and Finished Product.  We purchase concentrates from PepsiCo and manufacture, package, sell and distribute cola and non-cola beverages under various bottling agreements with PepsiCo. These agreements give us the right to manufacture, package, sell and distribute beverage products of PepsiCo in both bottles and cans as well as fountain syrup in specified territories. These agreements include a Master Bottling Agreement and a Master Fountain Syrup Agreement for beverages bearing the “Pepsi-Cola” and “Pepsi” trademarks, including Diet Pepsi in the United States. The agreements also include bottling and distribution agreements for non-cola products in the United States, and international bottling agreements for countries outside the United States. These agreements provide PepsiCo with the ability to set prices of concentrates, as well as the terms of payment and other terms and conditions under which we purchase such concentrates. In addition, we bottle water under the “Aquafina” trademark pursuant to an

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

agreement with PepsiCo that provides for payment of a royalty fee to PepsiCo. We have also entered into various transactions with joint ventures in which PepsiCo holds an equity interest. In particular, we purchase tea concentrate and finished beverage products from the Pepsi/Lipton Tea Partnership, a joint venture between PepsiCo and Unilever, in which PepsiCo holds a 50 percent interest, and finished beverage products from the North American Coffee Partnership, a joint venture between PepsiCo and Starbucks in which PepsiCo holds a 50 percent interest. The table below summarizes amounts paid to PepsiCo and affiliates for purchases of concentrate, finished beverage products, finished snack food products and Aquafina royalty fees, which are included in cost of goods sold.

Bottler Incentives and Other Support Arrangements.  We share a business objective with PepsiCo of increasing availability and consumption of Pepsi-Cola beverages. Accordingly, PepsiCo provides us with various forms of bottler incentives to promote its brands. The level of this support is negotiated regularly and can be increased or decreased at the discretion of PepsiCo. To support volume and market share growth, the bottler incentives cover a variety of initiatives, including direct marketplace, shared media and advertising support. Worldwide bottler incentives from PepsiCo totaled approximately $230.5 million, $248.7 million and $231.2 million for the fiscal years ended 2009, 2008 and 2007, respectively. There are no conditions or requirements that could result in the repayment of any support payments we received.

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

National Account Sales and Services.  Pursuant to the Master Fountain Syrup Agreement, we provide manufacturing and delivery services to PepsiCo in connection with the production of fountain syrup for PepsiCo’s national account customers and commissaries. We also provide certain manufacturing, delivery and equipment maintenance services to PepsiCo’s national account customers. Net amounts paid or payable by PepsiCo to us for national account sales and services are summarized in the following table.

Sandora Joint Venture.  We are party to a joint venture agreement with PepsiCo pursuant to which we hold the outstanding common stock of Sandora, the leading juice company in Ukraine. We hold a 60 percent interest in the joint venture and PepsiCo holds the remaining 40 percent interest. In fiscal year 2008, we repaid $47.5 million of long-term debt that was acquired as part of the Sandora acquisition. As a part of this transaction, we received $26.0 million of cash from PepsiCo that included its portion of the debt repayment. The joint venture financial statements have been consolidated in our Consolidated Financial Statements.

Other Transactions.  PepsiCo provides procurement services to us pursuant to a shared services agreement. Under this agreement, PepsiCo acts as our agent and negotiates with various suppliers the cost of certain raw materials by entering into raw material contracts on our behalf. The raw material contracts obligate us to purchase certain minimum volumes. PepsiCo also collects and remits to us certain rebates from the various suppliers related to our procurement volume. In addition, PepsiCo executes certain derivative

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

contracts on our behalf and in accordance with our hedging strategies. Payments to PepsiCo for procurement services are reflected in the following table.

In summary, the Consolidated Statements of Income include the following income and (expense) transactions with PepsiCo and affiliates, which includes transaction with the Pepsi/Lipton Tea Partnership and the North American Coffee Partnership (in millions):

	2009	2008	2007

Net sales:
Bottler incentives	$29.2	$34.7	$32.9
National account sales and services	228.0	230.9	223.5

	$257.2	$265.6	$256.4

Cost of goods sold:
Bottler incentives	$182.3	$190.3	$180.7
Purchases of concentrate	(926.4)	(935.1)	(896.5)
Purchases of finished beverage products	(216.1)	(232.8)	(211.4)
Purchases of finished snack food products	(23.7)	(26.7)	(17.6)
Aquafina royalty fees	(39.3)	(46.6)	(54.3)
Procurement services	(4.1)	(4.1)	(3.9)

	$(1,027.3)	$(1,055.0)	$(1,003.0)

SD&A expenses:
Bottler incentives	$19.0	$23.7	$17.6
Purchases of advertising materials	(1.5)	(2.5)	(2.0)

	$17.5	$21.2	$15.6

Total amounts paid or payable to the Pepsi/Lipton Tea Partnership by us were approximately $89.8 million, $94.7 million and $102.4 million during 2009, 2008 and 2007, respectively. Total amounts paid or payable to the North American Coffee Partnership by us were approximately $56.5 million, $60.2 million and $61.9 million during 2009, 2008 and 2007, respectively. These amounts are included in our purchases of finished beverage products in the table above.

Transactions with Bottlers in Which PepsiCo Holds an Equity Interest.  We sell finished beverage products to other bottlers in which PepsiCo owns an equity interest, including The Pepsi Bottling Group, Inc. These sales occur in instances where the proximity of our production facilities to the other bottlers’ markets or lack of manufacturing capability, as well as other economic considerations, make it more efficient or desirable for the other bottlers to buy finished product from us. Our sales to other bottlers, including those in which PepsiCo owns an equity interest, were approximately $214.3 million, $210.8 million and $213.0 million in fiscal years 2009, 2008 and 2007, respectively. Our purchases from such other bottlers were $0.4 million, $0.5 million and $0.3 million in fiscal years 2009, 2008 and 2007, respectively.

Merger Agreement with PepsiCo.  We have entered into a merger agreement with PepsiCo and Metro, dated August 3, 2009, pursuant to which our company will merge with and into Metro, with Metro continuing as the surviving company and a wholly owned subsidiary of PepsiCo. Under the terms of the merger agreement, PepsiCo will acquire all outstanding shares of PepsiAmericas common stock it does not already own for the price of $28.50 in cash or 0.5022 shares of PepsiCo common stock, subject to proration provisions which provide that an aggregate 50 percent of the outstanding PepsiAmericas common stock will be converted into the right to receive common stock of PepsiCo and an aggregate 50 percent of the outstanding

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

PepsiAmericas common stock will be converted into the right to receive cash. We hope to close the merger by the end of February 2010, subject to regulatory approval and the satisfaction or waiver of other customary closing conditions.

Agreements and Relationships with Dakota Holdings, LLC, Starquest Securities, LLC and Mr. Pohlad

Under the terms of the merger agreement between Whitman Corporation and the former PepsiAmericas, Inc. (“Whitman merger”), Dakota Holdings, LLC (“Dakota”), a Delaware limited liability company whose members at the time of the Whitman merger included PepsiCo and Pohlad Companies, became the owner of 14,562,970 shares of our common stock, including 377,128 shares purchasable pursuant to the exercise of a warrant. In November 2002, the members of Dakota entered into a redemption agreement pursuant to which the PepsiCo membership interests were redeemed in exchange for certain assets of Dakota. As a result, Dakota became the owner of 12,027,557 shares of our common stock, including 311,470 shares purchasable pursuant to the exercise of a warrant. In June 2003, Dakota converted from a Delaware limited liability company to a Minnesota limited liability company pursuant to an agreement and plan of merger. In January 2006, Starquest Securities, LLC (“Starquest”), a Minnesota limited liability company, obtained the shares of our common stock previously owned by Dakota, including the shares of common stock purchasable upon exercise of the above-referenced warrant, pursuant to a contribution agreement. Such warrant expired unexercised in January 2006, resulting in Starquest holding 11,716,087 shares of our common stock. In February 2008, Starquest acquired an additional 400,000 shares of our common stock pursuant to open market purchases, bringing its holdings to 12,116,087 shares of common stock, or 9.7 percent, as of February 16, 2010. The shares held by Starquest are subject to a shareholder agreement with our company.

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

Transactions with Pohlad Companies

As of the end of fiscal year 2009, we owned a one-eighth interest in a Challenger aircraft which we owned with Pohlad Companies. In January 2010, we sold this one-eighth interest to Pohlad Companies for $1.7 million, representing fair market value as determined by an unrelated third party. This transaction was approved in advance by our Affiliated Transaction Committee. During fiscal year 2009, we paid $0.1 million to International Jet, a subsidiary of Pohlad Companies, for office and hangar rent, management fees and maintenance in connection with the storage and operation of this corporate jet.

22.	Subsequent Events

On February 17, 2010, PepsiAmericas stockholders approved the proposal to adopt the agreement and plan of merger, dated August 3, 2009, among PepsiAmericas, PepsiCo and Metro. Pursuant to the merger agreement, subject to regulatory approval and the satisfaction or waiver of other customary closing conditions, PepsiAmericas will merge with and into Metro, with Metro continuing as the surviving company and a wholly owned subsidiary of PepsiCo. The affirmative vote of the holders of a majority of the outstanding shares of PepsiAmericas common stock was required to approve the proposal to adopt the merger agreement. The holders of approximately 86.5 percent of the outstanding shares of PepsiAmericas common stock voted in favor of the proposal to adopt the merger agreement. Of the votes cast, approximately 99.7 percent were voted in favor of the proposal to adopt the merger agreement.

PepsiCo and PepsiAmericas hope to close the merger, which remains subject to regulatory approval and the satisfaction or waiver of other customary closing conditions, by the end of February 2010.

PEPSIAMERICAS, INC.

Notes to Consolidated Financial Statements — (Continued)

23.	Selected Quarterly Financial Data (unaudited) (in millions, except per share data)

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year

Fiscal Year 2009:
Net sales	$1,057.5	$1,261.9	$1,133.6	$968.3	$4,421.3

Gross profit	$413.4	$519.5	$467.5	$366.5	$1,766.9

Net income attributable to PepsiAmericas, Inc.	$21.7	$61.4	$63.5	$34.6	$181.2

Weighted average common shares:
Basic	122.5	121.2	121.3	121.4	121.6
Incremental effect of stock options and awards	1.7	1.8	2.1	2.3	2.3

Diluted	124.2	123.0	123.4	123.7	123.9

Earnings per share attributable to PepsiAmericas, Inc common shareholders:
Basic	$0.18	$0.51	$0.52	$0.29	$1.49
Diluted	$0.17	$0.50	$0.51	$0.28	$1.46

Fiscal Year 2008:
Net sales	$1,098.7	$1,340.8	$1,327.5	$1,170.2	$4,937.2

Gross profit	$423.8	$546.8	$542.2	$468.8	$1,981.6

Net income attributable to PepsiAmericas, Inc.	$24.7	$90.8	$73.1	$37.8	$226.4

Weighted average common shares:
Basic	127.0	124.9	124.6	124.4	125.2
Incremental effect of stock options and awards	1.9	1.5	1.7	1.7	2.0

Diluted	128.9	126.4	126.3	126.1	127.2

Earnings per share attributable to PepsiAmericas, Inc common shareholders:
Basic
Income from continuing operations	$0.19	$0.73	$0.66	$0.30	$1.88
Loss from discontinued operations	—	—	(0.07)	—	(0.07)

Total	$0.19	$0.73	$0.59	$0.30	$1.81

Diluted
Income from continuing operations	$0.19	$0.72	$0.65	$0.30	$1.85
Loss from discontinued operations	—	—	(0.07)	—	(0.07)

Total	$0.19	$0.72	$0.58	$0.30	$1.78

Quarterly and full year computations of basic and diluted earnings per share are made independently. As such, the summation of the quarterly amounts may not equal the total basic and diluted earnings per share reported for the year.

PEPSIAMERICAS, INC.

EXHIBITS

FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED JANUARY 2, 2010

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit

2.1	Agreement and Plan of Merger dated as of August 3, 2009, among PepsiCo, Inc., PepsiAmericas, Inc. and Pepsi-Cola Metropolitan Bottling Company, Inc. (incorporated by reference to the Company’s Definitive Schedule M14A (Proxy Statement) (File No. 001-15019) filed on January 13, 2010).
2.2	Waiver Letter from PepsiCo, Inc. (incorporated by reference to the Company’s Definitive Schedule M14A (Proxy Statement) (File No. 001-15019) filed on January 13, 2010).
3.1	Restated Certificate of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-64292) filed on June 29, 2001).
3.2	By-Laws, as amended and restated on May 7, 2009 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-15019) filed on May 8, 2009).
4.1	First Supplemental Indenture dated as of May 20, 1999, including the Indenture dated as of January 15, 1993, between Whitman Corporation and The First National Bank of Chicago, as Trustee (incorporated by reference to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8 (File No. 333-64292) filed on December 29, 2005).
4.2	Rights Agreement, dated as of May 20, 1999, between Whitman Corporation and First Chicago Trust Company of New York, as Rights Agent (incorporated by reference to the Company’s Registration Statement on Form 8-A (File No. 001-15019) filed on May 25, 1999).
4.3	Amendment, as of August 18, 2000, to the Rights Agreement, dated as of May 20, 1999, between Whitman Corporation and First Chicago Trust Company of New York, as Rights Agent (incorporated by reference to the Company’s Registration Statement on Form S-4 (File No. 333-46368) filed on September 22, 2000).
4.4	Appointment of Successor Rights Agent, dated as of September 9, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. (001-15019) filed on March 28, 2003).
4.5	Amendment No. 2 to Rights Agreement between PepsiAmericas, Inc. and Wells Fargo Bank, N.A., as Rights Agent, dated May 7, 2009 (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed on May 7, 2009).
4.6	Indenture dated as of August 15, 2003 between PepsiAmericas, Inc. and Wells Fargo Bank Minnesota, National Association, as Trustee (incorporated by reference to the Company’s Registration Statement on Form S-3 (File No. 333-108164) filed on August 22, 2003).
4.7	PepsiAmericas, Inc. Salaried 401(k) Plan, as amended as of December 30, 2009.
4.8	PepsiAmericas, Inc. Hourly 401(k) Plan, as amended as of December 30, 2009.
10.1	Revised Stock Incentive Plan, as amended through May 20, 1999 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-15019) filed on August 17, 1999).
10.2	PepsiAmericas, Inc. Deferred Compensation Plan for Directors, as Amended and Restated January 1, 2008 (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-15019) filed on March 4, 2009).
10.3	PepsiAmericas, Inc. Executive Deferred Compensation Plan, as amended thru June 30, 2009.
10.4	PepsiAmericas, Inc. Supplemental Pension Plan, as amended thru January 1, 2008.
10.5	2000 Stock Incentive Plan, as amended through February 17, 2004 (incorporated by reference to the Company’s Definitive Schedule 14A (Proxy Statement) (File No. 001-15019) filed on March 12, 2004).
10.6	PepsiAmericas, Inc. 1999 Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-46368) filed on December 21, 2000).
10.7	Pepsi-Cola Puerto Rico Bottling Company Qualified Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-46368) filed on December 21, 2000).
10.8	Pepsi-Cola Puerto Rico Bottling Company Non-Qualified Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-46368) filed on December 21, 2000).

E-1

Exhibit
No.	Description of Exhibit

10.9	Form of Master Bottling Agreement between PepsiCo, Inc. and PepsiAmericas, Inc. (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-15019) filed on March 25, 2002).
10.10	Form of Master Fountain Syrup Agreement between PepsiCo, Inc. and PepsiAmericas, Inc. (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-15019) filed on March 25, 2002).
10.11	Amendment No. 3 to the Company’s 2000 Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed on February 25, 2005).
10.12	Form of Restricted Stock Award under the Company’s 2000 Stock Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-15019) filed on February 28, 2007).
10.13	Form of Restricted Stock Unit Award under the Company’s 2000 Stock Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-15019) filed on February 28, 2007).
10.14	Form of Nonqualified Stock Option under the Company’s 2000 Stock Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-36994) filed on May 12, 2000).
10.15	Form of Incentive Stock Option under the Company’s 1999 Stock Option Plan (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed on February 25, 2005).
10.16	Form of Restricted Stock Award under the Company’s Revised Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed on February 25, 2005).
10.17	Form of Nonqualified Stock Option under the Company’s Revised Stock Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-15019) filed on August 17, 1999).
10.18	Form of Stock Option Agreement under the Pepsi-Cola Puerto Rico Bottling Company Non-Qualified Stock Option Plan (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed on February 25, 2005).
10.19	Form of Stock Option Agreement under the Pepsi-Cola Puerto Rico Bottling Company Qualified Stock Option Plan (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed on February 25, 2005).
10.20	Second Amended and Restated Shareholder Agreement by and between PepsiAmericas, Inc. and PepsiCo., dated September 6, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed on September 7, 2005).
10.21	Amended and Restated Shareholder Agreement by and between PepsiAmericas, Inc., Pohlad Companies and Robert C. Pohlad, dated September 6, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed on September 7, 2005).
10.22	U.S. $600,000,000 Five Year Credit Agreement, dated as of June 6, 2006, among PepsiAmericas, Inc. as a borrower, certain initial lenders and initial issuing bank, JP Morgan Chase Bank, N.V., as a syndication agent, Bank of America, N.V. and Wachovia Bank, National Association, as documentation agents, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as joint lead arrangers, and Citibank, N.V., as agent for the lenders (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed on June 8, 2006).
10.23	Put and Call Option Agreement by and among PepsiAmericas, Inc., PepsiCo, Inc., Marina Bezzub and Agne Tumenaite dated as of June 7, 2007 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-15019) filed on August 3, 2007).
10.24	Shareholder Agreement (Joint Venture Agreement) between PAS Luxembourg s.a.r.1. (PAS LuxCo) and Linkbay Limited (PepsiCo Cyprus) and Sandora Holdings, B.V. dated as of August 14, 2007 (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-15019) filed on March 4, 2009).

E-2

Exhibit
No.	Description of Exhibit

10.25	Amended and Restated Stock Purchase Agreement by and among PepsiAmericas, Inc., PepsiCo, Inc., Igor Yevgenovych Bezzub, and Raimondas Tumenas dated as of August 17, 2007 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-15019) filed on November 1, 2007).
10.26	Amended and Restated Stock Purchase Agreement by and among PepsiAmericas, Inc., PepsiCo, Sergiy Oleksandrovych Sypko, Olena Mykhailivna Sypko, Oleksiy Sergiyovich Sypko and Andriy Sergiyovich Sypko dated as of August 17, 2007 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-15019) filed on November 1, 2007).
10.27	Summary of the Material Terms of the PepsiAmericas, Inc. Annual Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-15019) filed on March 4, 2009).
10.28	PepsiAmericas, Inc. 2009 Long-Term Incentive Plan (incorporated by reference to the Company’s Definitive Schedule 14A (Proxy Statement) (File No. 001-15019) filed on March 18, 2009).
10.29	Underwriting Agreement by and among PepsiAmericas, Inc., Banc of America Securities LLC and J.P. Morgan Securities, Inc., as representatives of the several underwriters, dated February 9, 2009 (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed on February 10, 2009).
10.30	Subscription and Share Agreement between PepsiAmericas, Inc. and The Central America Bottling Corporation, dated May 16, 2009 (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed on May 18, 2009).
10.31	Change in Control Severance Plan for Senior Executive Employees (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-15019) filed on June 19, 2009).
12	Statement of Calculation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of the Company.
24	Powers of Attorney.
31.1	Chief Executive Officer Certification pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The registrant has not attached the forms of long term debt as exhibits to this Annual Report on Form 10-K in reliance on Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant hereby undertakes to furnish such notes to the Commission upon request.

E-3